Form 10-K
period 2006-12-31
Fortress Investment Group LLC
filed 2007-04-17
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-33294

Fortress Investment Group LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5837959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (212) 798-6100

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Class A shares	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer                 Accelerated Filer                 Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):       Yes      No

The registrant had no voting common stock held by non-affiliates as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 94,597,646 outstanding as of April 13, 2007.
Class B shares: 312,071,550 outstanding as of April 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	None.

FORTRESS INVESTMENT GROUP LLC
FORM 10-K

INDEX

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

‘‘Assets Under Management,’’ or ‘‘AUM,’’ refers to the assets we manage, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the net asset value, or ‘‘NAV,’’ of our private equity funds plus the capital that we are entitled to call from investors in the private equity funds pursuant to the terms of their capital commitments to those funds;

(ii)	the NAV of our hedge funds; and

(iii)	the market capitalization of the common stock of each of our publicly traded alternative investment vehicles, which we refer to as our Castles.

We earn management fees pursuant to management agreements on a basis which varies from Fortress Fund to Fortress Fund (e.g., any of ‘‘net asset value’’, ‘‘capital commitments’’, ‘‘invested equity’’ or ‘‘gross equity,’’ each as defined in the applicable management agreement, may form the basis for a management fee calculation). Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, assets under management for which we charge either no or nominal fees, generally related to our principal investments in funds as well as investments in funds by our principals and employees. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Fortress Fund management agreements.

‘‘Fortress,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘company’’ refer, (i) following the consummation of our initial public offering and related transactions, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and, (ii) prior to the consummation of our initial public offering and related transactions, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to the consummation of our initial public offering, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified.

‘‘Fortress Funds’’ and ‘‘our funds’’ refers to the private investment funds and alternative asset companies that are managed by the Fortress Operating Group.

‘‘Fortress Operating Group’’ refers to the combined entities, which were wholly-owned by the Principals prior to the Nomura transaction and in each of which Fortress Investment Group LLC acquired an indirect controlling interest upon completion of the Nomura transaction (described below).

‘‘principals’’ refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction (which is described below) own approximately 76.7% of the Fortress Operating Group units and all of the Class B shares, representing approximately 76.7% of the total combined voting power of all of our outstanding Class A and Class B shares.

In addition, for details regarding certain events that took place after the period covered by this report in connection with our recent initial public offering, including the Nomura transaction, the formation of, and entities that comprise, our current operating structure, and the deconsolidation, see Item 13, ‘‘Certain Relationships and Related Party Transactions, and Director Independence —Formation Transactions.’’

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Item 1, ‘‘Business,’’ Item 1A, ‘‘Risk Factors,’’ Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as ‘‘outlook,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘potential,’’ ‘‘continues,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘predicts,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates’’ or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.	Business.

Fortress Investment Group LLC (NYSE listed under symbol ‘‘FIG’’) is a leading global alternative asset manager with approximately $35.1 billion in assets under management as of December 31, 2006. We raise, invest and manage private equity funds, hedge funds and publicly traded alternative investment vehicles. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, we invest capital in each of our businesses. As of December 31, 2006, Fortress’s investments in and commitments to our funds were $639.3 million, consisting of the net asset value of Fortress’s principal investments of $501.9 million, and unfunded commitments to private equity funds of $137.4 million.

We currently have more than 550 employees, including 250 investment professionals, at our headquarters in New York and our affiliate offices in Dallas, San Diego, Los Angeles, Toronto, London, Rome, Frankfurt, Geneva, Sydney and Hong Kong.

We have grown our assets under management significantly, from approximately $1.2 billion as of December 31, 2001, to approximately $35.1 billion as of December 31, 2006, or a 96.4% compounded annual growth rate. We will continue to strategically grow our assets under management and will seek to generate superior risk-adjusted investment returns in our funds over the long term, solidifying our status as what we believe to be a best-of-class global alternative asset management enterprise. We are guided by the following key objectives and values:

•	generating top-tier risk-adjusted investment returns;

•	introducing innovative new investment products, while remaining focused on, and continuing to grow, our existing lines of business;

•	maintaining our disciplined investment process and intensive asset management; and

•	adhering to the highest standards of professionalism and integrity.

Our Current Businesses

We are a global investment manager specializing in alternative assets. Our current offering of alternative investment products includes private equity funds, hedge funds and publicly traded alternative investment vehicles. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2006, we managed approximately $35.1 billion of alternative assets in these three core businesses:

Private Equity Funds — a business that manages approximately $19.9 billion of AUM that primarily makes significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons;

Hedge Funds — a business that manages approximately $10.5 billion of AUM comprised of two business segments: (i) hybrid hedge funds — which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation; and (ii) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and

Publicly Traded Alternative Investment Vehicles, which we refer to as ‘‘Castles ’’    —    approximately $4.7 billion of aggregate market capitalization in two publicly traded companies managed by us. The Castles currently invest primarily in real estate and real estate debt instruments.

Principal Sources of Revenue

Overview

Our principal sources of revenues from the Fortress Funds consist of (i) management fees, which are typically earned as a percentage of assets under management, (ii) incentive income, which is typically earned as a percentage of profits, in some cases in excess of, or subject to achieving, specified thresholds, and (iii) investment income, which represents the returns on our principal investments in the Fortress Funds.

Each of our core businesses has contributed to our revenues during the three previous fiscal years. For the years ended December 31, 2006, 2005 and 2004, our private equity funds’ revenues represented 29%, 36% and 24%, respectively; our hedge funds’ revenues represented 64%, 58% and 66%, respectively; and our Castles’ revenues represented 7%, 6% and 10%, respectively.

The following table provides the management fees and incentive income, on a segment reporting basis, of each of our core businesses for the previous three fiscal years (in thousands):

	2006	2005	2004
Private Equity
Management Fees	$84,429	$46,695	$28,042
Incentive Income	129,800	133,230	19,407
Hedge Funds
Hybrid
Management Fees	84,536	50,507	27,534
Incentive Income	135,939	73,230	53,456
Liquid
Management Fees	92,750	55,978	33,511
Incentive Income	154,068	114,353	16,638
Castles
Management Fees	33,044	19,463	13,278
Incentive Income	15,683	12,412	7,959

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds exceeded 10% of our total revenues on an unconsolidated basis for fiscal 2006. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ and Item 8, ‘‘Financial Statements and Supplementary Data.’’ In addition, please see our historical combined financial statements in Item 8 of this report for additional information regarding revenues generated from customers, and assets located, in geographic regions.

Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles whose initial public offering was sponsored directly by us. Our funds’ investments (including those of our hybrid hedge funds) in these public companies include $7.6 billion of unrealized gains based on their stock price as of December 29, 2006. Our share of those profits, which we call our private equity unrealized ‘‘surplus,’’ represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly less, a function of market conditions at those times.

Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share(2)	USD Market Value(3)
		(in thousands)	(December 29, 2006)	(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$18.56	$409,248
GAGFAH (FSE: GFJ)	10/06	150,421	€23.94	4,753,051
Aircastle Limited (NYSE: AYR)	8/06	35,000	$29.50	1,032,500
Brookdale Senior Living (NYSE: BKD)	11/05	61,346	$48.00	2,944,615
Mapeley Limited (LSE: MAY)	6/05	15,631	£39.70	1,215,569
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€38.60	436,698
Global Signal (NYSE: GSL)(4)	6/04	25,012	$52.67	1,317,389
Total				$12,109,070
Potential USD Proceeds				$12,109,070
Cost Basis (including debt) as of December 31, 2006				(4,535,214)
Total Potential Unrealized Gains				$7,573,856	(5)
Fee Paying %				94.65%
Promotable Dollars				$7,168,370
Maximum Eligible Performance Fee %				20.00%
Total Potential Performance Fee				$1,433,674
Fortress Retained % of Performance Fee(6)				61.75%
Potential Performance Fees to Fortress Operating Group (unrealized surplus)				$885,282	(7)(8)

(1)	Includes shares owned in hybrid hedge funds.
(2)	As of March 30, 2007, the closing price per share of each of the companies listed above was as follows: Gatehouse Media — $20.30; GAGFAH — €19.76; Aircastle Limited: $35.38; Brookdale Senior Living — $44.66; Mapeley Limited — £38.90; and Eurocastle Investment Ltd — €39.00. For the reasons described in footnote (4) below, no share price was available for Global Signal as of this date.
(3)	Foreign exchange rates are as of December 29, 2006. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.
(4)	On January 12, 2007, Global Signal completed its announced merger with Crown Castle International Corp. (‘‘Crown Castle’’). On that day, Global Signal merged with and into a wholly owned subsidiary of Crown Castle, and Fortress Funds which owned shares of Global Signal received cash and stock of Crown Castle as consideration for the merger. These Fortress Funds subsequently resold a portion of the Crown Castle shares to Crown Castle for approximately $374.0 million.
(5)	Assumes all incentive income thresholds specified in applicable fund agreements are met.
(6)	Represents percentage of Performance Fee not payable to employees.
(7)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds, our future results or any returns expected on our Class A shares.’’
(8)	The amount of unrealized surplus was reduced by approximately $103.9 million in January 2007 as a result of the distribution of proceeds from a financing arrangement entered into by certain Fortress Funds which own shares of GAGFAH.

Private Equity Funds

Overview

Our private equity business is made up primarily of a series of funds named the ‘‘Fortress Investment Funds’’ and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe. In addition, we manage two smaller ‘‘long dated value’’ funds to take advantage of opportunities to buy undervalued assets with long dated cash flows.

Fortress Investment Funds

Investors in our private equity funds commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Profits are returned to investors as investments are realized, generally over eight to ten years. Management fees of 1% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital. Management fees are paid to us semi-annually in advance. We also earn a 20% share of the profits on each realized investment in a fund — our incentive income — subject to the fund’s achieving a minimum return with respect to the fund as a whole, that is, taking into account all gains and losses on all investments in the fund. In addition, we earn investment income on our principal investments in the Fortress Investment Funds. Over their lives, the Fortress Investment Funds seek to generate 20% annual net returns to investors and to return at least two times invested capital.

Long Dated Value Funds

In addition to our Fortress Investment Fund family of funds, we introduced in early 2005 a pioneering private equity fund product — the Long Dated Value family of funds — which focuses on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing, and that provide for significant capital appreciation over the long term. Over their lives, the Long Dated Value Funds seek to generate approximately 9% to 10% annual net returns to investors. The Long Dated Value Funds are generally similar in structure to the Fortress Investment Fund family of funds, including in terms of fees payable to us, except that the funds have an investment life of 25 years, reflecting the funds’ investment profiles, and incentive income is distributed to us after all of a fund’s invested capital has been returned, rather than as each investment is realized.

Hedge Funds

Overview

Our hedge fund business focuses on absolute returns and is comprised of two business segments: hybrid hedge funds and liquid hedge funds.

Hybrid Hedge Funds

Our hybrid hedge funds are designed to exploit pricing anomalies that exist between the public and private finance markets. These investment opportunities are often found outside the traditionally broker-dealer mediated channels in which investments that are efficiently priced and intermediated by large financial institutions are typically presented to the private investment fund community. We have developed a proprietary network comprised of internal and external resources to exclusively source transactions for the funds.

The funds are able to invest in a wide array of financial instruments, ranging from assets, opportunistic lending situations and securities throughout the capital structure with a value orientation. All of these investments are based on fundamental bottom up analysis and are typically event driven. The funds’ diverse and idiosyncratic investments require significant infrastructure and asset management experience to fully realize value. We have developed a substantial asset management infrastructure with expertise in managing the funds’ investments in order to be able to maximize the net present value of investments on a monthly basis. Our endowment strategy funds are designed to blend this direct bottom up investing style with third party managers to create excellent risk adjusted returns with an emphasis on capital preservation.

Drawbridge Special Opportunities Funds

The Drawbridge Special Opportunities Funds form the core of our hybrid hedge fund investing strategy. The Drawbridge Special Opportunities Funds seek to generate annual net returns to investors equal to the risk free interest rate plus 5% to 10%, by making investments that are generally expected to be liquidated or realized within five years. The funds opportunistically acquire a diversified portfolio of investments primarily throughout the United States, Western Europe and the Pacific region. The funds’ investment program incorporates three complementary investment strategies, focusing on asset-based transactions, loans and corporate securities. The majority of the funds’ investments are relatively illiquid, and the funds generally make investments that are expected to liquidate or be realized within a five year period.

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate equal to 2% annually, payable quarterly in advance. We earn incentive income of 20% of the fund’s profits, payable annually. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than receiving redemption proceeds immediately, redeeming investors may have to receive their redemption proceeds as and when the particular investments held by the fund at the time of redemption are realized.

Fortress Partners Funds

The Fortress Partners Funds were launched in July 2006. The Fortress Partners Funds seek to generate annual net returns to investors that are at least equal on a long term basis to returns of large capitalization equity indices, with lower risk when measured over a full market cycle. The funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third party fund managers with whom we have relationships.

Liquid Hedge Funds

The liquid hedge funds, which invest daily in markets around the globe, seek to exploit opportunities in global currency, interest rate, equity and commodity markets and their related derivatives. Risk management is the cornerstone of the investment process, and the funds invest with a focus on preservation of capital. Investment opportunities are evaluated and rated on a thematic and an individual basis to determine appropriate risk-reward and capital allocations.

Drawbridge Global Macro Funds

The Drawbridge Global Macro Funds seek to generate 15% to 20% annual net returns to investors. The funds apply an investment process based on macroeconomic fundamental, market momentum and technical analyses to identify strategies offering a favorable risk-return profile. The funds’ investment strategies are premised on the belief that imbalances in various financial markets are created from time to time by the influence of economic, political and capital flow factors. Directional and relative value strategies are applied to exploit these conditions. The funds have the flexibility to allocate capital dynamically across a wide range of global strategies, markets and instruments as opportunities change, and are designed to take advantage of a wide variety of sources of market, economic and pricing data to generate trading ideas.

The funds invest primarily in major developed markets; however, they also invest in emerging markets if market conditions present opportunities for attractive returns. While the funds pursue primarily global macro directional and relative value strategies, capital is allocated within the funds to particular strategies to provide incremental returns and diversity.

Management fees are charged based on the AUM of the Drawbridge Global Macro Funds at a rate equal to 2% or 3% annually, payable quarterly in advance, depending on the investment and liquidity terms elected by investors. We earn incentive income of either 20% or 25% of the fund’s profits, payable quarterly, depending on the investment and liquidity terms elected by investors. Investors in the Drawbridge Global Macro Funds may invest with the right to redeem without paying any redemption fee either quarterly, or annually after three years. However, unless a redemption fee is paid to the funds, full redemption by investors with quarterly liquidity takes a year, as the amount redeemed each quarter is limited to 25% of the investor’s holding in the funds. Similarly, some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Drawbridge Relative Value Funds

The Drawbridge Relative Value Funds were launched in February 2005. The Drawbridge Relative Value Funds seek to generate 14% annual net returns to investors. The funds seek to maintain an optimal portfolio of financial assets by employing relative value strategies with directional strategy and discretionary trading overlays, such as trend — following strategies and the use of fundamental models. The funds apply an investment process based on ascertaining the relative risk premiums inherent in various markets and the correlation characteristics between these markets to attempt to identify strategies or combinations of strategies that offer a favorable risk return profile.

Management fees are charged based on the AUM of the Drawbridge Relative Value Funds at a rate equal to 2% annually, payable quarterly in advance. We earn incentive income of 20% of the fund’s profits, payable annually. Investors in the Drawbridge Relative Value Funds may redeem without paying any redemption fee on any calendar quarter-end after being invested in the fund for a year.

Castles

We manage two publicly traded companies: Newcastle Investment Corp. (NYSE: NCT) and Eurocastle Investment Limited (Euronext Amsterdam: ECT), which we call our ‘‘Castles.’’ The Castles were raised with broad investment mandates to make investments in a wide variety of real estate related assets, including securities, loans and real estate properties. The companies have no employees; we provide each company with a management team pursuant to management agreements entered into in connection with the formation of each company. Pursuant to our management agreements, we earn management fees from each Castle equal to 1.5% of the company’s equity. In addition, we earn incentive income equal to 25% of the company’s funds from operations (or ‘‘FFO,’’ which is the real estate industry’s supplemental measure of operating performance) in excess of specified returns to the company’s shareholders. Incentive income is calculated and distributed to us at each calendar year end based on the company’s performance during the year. In addition to these fees, we also receive from the Castles, for services provided, options to purchase shares of their common stock in connection with each of their common stock offerings, and we earn income from any gains on the sale of shares we acquire upon exercise of these options; we currently hold shares in Newcastle related to the exercise of our options. These options are vested immediately and have an exercise price equal to the applicable offering price.

Competition

The investment management industry is intensely competitive, and we expect the competition to intensify in the future. We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, corporate buyers and other parties. Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. In addition, several of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to our objectives, which may create competitive disadvantages for us with respect to certain types of investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments or bid more aggressively than we bid for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Lastly, the market for qualified investment professionals is intensely competitive. Our ability to continue to compete effectively will depend upon our ability to attract, retain and motivate our employees.

Where Readers Can Find Additional Information

Fortress files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (‘‘SEC’’). Readers may read and copy any document that Fortress files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.fortressinv.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations — Governance Documents’’ section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A.	Risk Factors

We face a variety of significant and diverse risks, many of which are inherent in our business. Described below are certain risks that we currently believe could materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. The occurrence of any of the risks discussed below could materially and adversely affect our business, prospects, financial condition, results of operations or cash flow.

Risks Related To Our Business

We depend on Messrs. Briger, Edens, Kauffman, Nardone and Novogratz, and the loss of any of their services would have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any ‘‘key man’’ insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has entered into an employment agreement with us. The initial term of these agreements is five years, with automatic one-year renewals until a non-renewal notice is given by us or the principal. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal’s employment without cause, the principal will not be subject to the non-competition provisions.

The principals have also entered into an agreement among themselves, which provides that, in the event a principal voluntarily terminates his employment with us for any reason prior to the fifth anniversary of the consummation of our initial public offering, the principal may be required to forfeit a portion of his Fortress Operating Group units (and the corresponding Class B shares) to the other principals who continue to be employed by the Fortress Operating Group. However, this agreement may be amended by the principals who are then employed by the Fortress Operating Group. We, our shareholders and the Fortress Operating Group have no ability to enforce any provision of this agreement or to prevent the principals from amending the agreement or waiving any of its obligations.

There is no guarantee that our principals will not resign, join our competitors or form a competing company, or that the non-competition provisions in the employment agreements would be upheld by a court. If any of these events were to occur, our business, prospects, financial condition and results of operation would be materially adversely affected.

Several of our funds have ‘‘key man’’ provisions pursuant to which the failure of one or more of our principals to be actively involved in the business provides investors with the right to redeem from the funds or otherwise limits our rights to manage the funds. The loss of the services of any one of Messrs. Briger, Edens or Novogratz, or both of Mr. Kauffman and Mr. Nardone, would have a material adverse effect on certain of our funds and on us.

Investors in most of our hedge funds may generally redeem their investment without paying redemption fees if the relevant principal ceases to perform his functions with respect to the fund for 90 consecutive days. In addition, the terms of certain of our hedge funds’ financing arrangements contain ‘‘key man’’ provisions, which may result, under certain circumstances, in the acceleration of such funds’ debt or the inability to continue funding certain investments if the relevant principal ceases to perform his functions with respect to the fund and a replacement has not been approved.

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which at December 31, 2006, had AUM of approximately $4.9 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which at December 31, 2006, had AUM of approximately $5.0 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity fund business segment, which at December 31, 2006, had AUM of approximately $19.9 billion.

In addition, the decline of more than 20% of its assets under management of a fund following one of such ‘‘key-men’’ events would result in a default under our credit agreement.

Any such events would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future.

Our ability to retain our managing directors is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our managing directors and the other members of our investment management team and recruit additional qualified personnel. We collectively refer to these key employees (other than our principals) as our investment professionals. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions which are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our assets under management have grown from approximately $1.2 billion as of December 31, 2001 to $35.1 billion as of December 31, 2006. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us previously.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate accounting, financial and business controls,

•	implementing new or updated information, financial and disclosure systems and procedures, and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our liquid and hybrid hedge fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

In addition, we operate in an industry that is highly dependent on its information systems and technology. We believe that we have designed, purchased and installed high-quality information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our growth, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters, which is located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Finally, we rely on third party service providers for certain aspects of our business, including certain financial operations of our hedge funds. Any interruption or deterioration in the performance of these third parties could impair the quality of the funds’ operations and could impact our reputation and adversely affect our business and limit our ability to grow.

The historical and unaudited pro forma financial information included in this report is not necessarily indicative of our future performance.

The historical combined financial information included in this report is not necessarily indicative of our future financial results. Our historical combined financial information consolidates a large number of our significant funds, which will not be consolidated in future periods as a result of the consummation of the deconsolidation of such funds on March 31, 2007. In addition, the historical combined financial information included in this report does not reflect the added costs that we will incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, we are now subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

The results of future periods are likely to be materially different as a result of:

•	the impact of transactions occurring in connection with our initial public offering in relation to the size of the company during 2006 and earlier periods;

•	fund performance in the future which differs from the historical performance reflected in our financial information for 2006 and earlier periods; and

•	the pace of growth of our business in the future, including the formation of new funds, which differs from the historical growth reflected in our financial information for 2006 and earlier periods.

Accordingly, our historical combined financial information is not intended to be, and should not be regarded as, indicative of our future performance.

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation, which took place on March 31, 2007, on our historical combined financial information as of and for the year ended December 31, 2006. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on January 1, 2006, or that may be obtained for any future period. See Note 12 to Item 8, ‘‘Financial Statements and Supplementary Data — Fortress Operating Group — Pro Forma Financial Information (Unaudited).’’

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner. As of December 31, 2006, we had $5.2 billion of assets under management in our offshore hedge funds.

With respect to our private equity funds formed as registered investment companies, each fund’s investment management agreement must be approved annually by the independent members of such fund’s board of directors and, in certain cases, by its members, as required by law. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

In addition, following the deconsolidation, investors in any private equity fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

In addition, management agreements of our funds which are registered investment companies under the Investment Company Act of 1940 would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our principals exchange enough of their interests in the Fortress Operating Group into our Class A shares such that our principals no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our investment management agreements will be obtained if such a deemed change of control occurs. In addition, the board of directors of certain hedge funds have the right under certain circumstances to terminate the investment management agreements with the applicable fund. Termination of these agreements would affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a funds’ high-yield lending activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity would be materially adversely affected.

In our liquid hedge funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules and regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to our reputation and our business. In addition, we face the risk of litigation from investors in our private equity funds and hybrid hedge funds if we violate restrictions in such funds’ organizational documents (for example, by failing to seek approval for related party transactions requiring approval or by exceeding the mandate of such funds).

Our liquid hedge funds, our offshore hybrid hedge fund and many of our private equity funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholders rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries.

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. The cost of settling such claims could adversely affect our results of operations.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the hedge fund industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. In addition, we are subject to regulation under the Investment Company Act of 1940, the Securities Exchange Act of 1934, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. Our liquid hedge fund business, and, to a lesser degree, our hybrid hedge fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation.

Some of our private equity funds currently qualify as venture capital operating companies, or VCOC, and therefore are not subject to the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or the characteristics of our funds may change. If these funds fail to qualify as VCOCs or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations that our businesses are subject to are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our Class A shareholders. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction against us by regulators could harm our reputation, result in redemptions by investors from our hedge funds and impede our ability to raise additional capital or new funds.

As a result of recent highly-publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to heightened regulation. In recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. For example, certain officials in Germany have called for implementing these types of additional regulations, which, if enacted, could potentially apply to our business activities throughout the European Union. We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers. Any such changes could increase our costs of doing business or materially adversely affect our profitability.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds. In addition, because the Operating Entities are held, in part, by FIG Corp., which is subject to tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by Operating Entities and which by Principal Holdings.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if (i) the resolution or course of action has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes that may be cast in the election of directors that are held by disinterested parties, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) it is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third-parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

The investment management business is intensely competitive.

Over the past several years, the size and number of hedge funds and private equity funds has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for our funds to raise capital. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•	some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and materially adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management and performance fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will be required to meet as of December 31, 2007. We are in the process of addressing our internal controls over financial reporting and are establishing formal committees to oversee our policies and processes related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

While we do not believe we have any material weaknesses in our internal controls, we do not currently have comprehensive documentation of our system of controls, nor do we yet fully document or test our compliance with this system on a periodic basis in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, we have not yet fully tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time. As a result, we cannot conclude in accordance with Section 404 that we do not have a material weakness, or possibly a combination of significant deficiencies which could result in the conclusion that we have a material weakness in our internal controls in accordance with such rules.

We have begun the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. As a public company, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased accounting, auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.

We experience significant variations in revenues and profitability during the year and among years because we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our private equity funds, which could increase the volatility of our quarterly earnings. With respect to our hedge funds, our incentive income is paid annually or quarterly if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have ‘‘high water marks’’ whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will not be able to earn incentive income from that fund until it surpasses the previous high water mark. These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a revolving credit facility in the amount of $150 million, none of which was outstanding at April 13, 2007, and an outstanding term loan facility in the amount of $350 million. Borrowings under the credit facility mature on June 23, 2011. As our facilities mature, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all.

Our credit facilities are LIBOR-based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

There can be no assurance that we will be successful in developing a market for our investment products in Asia or that our relationship with Nomura will yield profitable investment opportunities for the funds we manage.

On December 18, 2006, our principals entered into an agreement with Nomura pursuant to which Nomura acquired a 15% stake in Fortress for $888.0 million on January 17, 2007. Pursuant to the terms of the agreement, the parties agreed that Nomura will work with us to develop a strategy to market and sell our investment products. We believe that a strategic relationship with Nomura, the largest leading Japanese financial institution, could provide us with access to Nomura’s distribution capabilities in Asia. In addition, we believe that our relationship will provide us with potential investment opportunities for the funds we manage. However, there can be no assurance that we will be able to develop a strategy and enter into a mutually satisfactory distribution agreement with Nomura, or that if reached, a market for our investment products will ever develop in Asia.

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues, reduced returns on our principal investments in the funds and reduced earnings. Poor performance of our funds will make it difficult for us to retain or attract investors to our funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.

The historical performance of our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on our Class A shares.

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A shares. Therefore, readers should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on our Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the returns on our Class A shares.

Moreover, with respect to the historical performance of our funds:

•	the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•	our private equity funds’ performance, which is calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains that may never be realized;

•	our private equity funds’ performance has been positively influenced by a select number of investments that experienced rapid and substantial increases in value following the initial public offerings of the private equity portfolio companies in which those investments were made; and

•	our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities.

Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us, and would adversely affect our ability to raise capital for future funds.

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, earned based on the performance of our funds; and (3) gains or losses on our investments in the funds, which we refer to as our ‘‘principal investments.’’ In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may withdraw their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Furthermore, if, as a result of poor performance of later investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds amounts to which we are ultimately entitled. Our investors and potential investors continually assess our funds’ performance and our ability to raise capital.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and results of operations.

If economic conditions are unfavorable, our funds may not perform well and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn, each of our businesses could be affected in different ways. Our private equity funds may face reduced opportunities to sell and realize value from their existing investments, and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as a slowdown of activities in a particular sector in which portfolio companies of these funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings.

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	the net asset value of the assets under management to decrease, lowering management fees;

•	lower investment returns, reducing incentive income;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

•	investor redemptions, resulting in lower fees.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, such as the hybrid hedge funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. In addition, the Castles, as well as the publicly traded portfolio companies owned by our private equity funds, currently pay a material amount of dividends. This makes their share prices vulnerable to increases in interest rates, which would, by causing declines in the value of the share prices, in turn result in lower management fees and incentive income for us.

Investors in our hedge funds may redeem their investments and investors in our private equity funds may elect to dissolve the funds at any time without cause. These events would lead to a decrease in our revenues, which could be substantial and lead, therefore, to a material adverse effect on our business.

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions (e.g., a redeeming Drawbridge Special Opportunities Fund investor is not entitled to cash at the redemption date, but retains instead an interest in the investments as of the redemption date and receives monies from the fund only as and when such investments are realized). Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our funds include changes in interest rates that make other investments more attractive, the publicly traded nature of our manager, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

In addition, the investors in our private equity and domestic hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damages as well.

Many of our funds invest in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced to sell securities at a loss, under certain conditions. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering (an ‘‘IPO’’) of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

In addition, many of our funds, particularly our private equity funds, hybrid hedge funds and our Castles, invest in businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure of such businesses increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and the fund could lose its entire investment.

Our hedge funds are subject to risks due to potential illiquidity of assets.

Our hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which we may be a party, and changes in industry and government regulations. When a fund holds a security or position it is vulnerable to price and value fluctuations and may experience losses to the extent the value of the position decreases and it is unable to timely sell, hedge or transfer the position. Therefore, it may be impossible or costly for our funds to liquidate positions rapidly, particularly if the relevant market is moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Alternatively, it may not be possible in certain circumstances for a position to be purchased or sold promptly, particularly if there is insufficient trading activity in the relevant market or otherwise.

The hedge funds we manage may operate with a substantial degree of leverage. They may borrow, invest in derivative instruments and purchase securities using borrowed money, so that the positions held by the funds may in aggregate value exceed the net asset value of the funds. This leverage creates the potential for higher returns, but also increases the volatility of a fund, including the risk of a total loss of the amount invested.

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet margin requests, margin calls or other funding requirements on that position or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our hedge funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund’s obligations. Our hedge funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in assets under management, lead to investor requests to redeem remaining assets under management, and damage our reputation, each of which would materially and adversely impact our earnings.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values will cause investors to lose confidence in us which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds.

In some cases, the Fortress Funds realize value from an illiquid portfolio company when the portfolio company is able to sell equity in the public markets through an IPO. An IPO of a portfolio company increases the liquidity of the funds’ investment in the company and can create significant value when the dividend yield on the company’s shares after the IPO is lower than the return being generated by the company’s net assets, thereby increasing the value of its equity. Because of the significant uncertainties, both market-driven and regulatory in consummating an IPO, Fortress believes that the theoretical value added to a portfolio company investment by an IPO should not be recorded in the asset value of a fund until the IPO is completed. Therefore, Fortress values illiquid portfolio companies for which an IPO is being contemplated, or is in process, at fair value without regard to the value which may be created by the IPO.

Certain of our funds utilize special situation and distressed debt investment strategies that involve significant risks.

Our private equity and hybrid hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions. If the corporate event we predict is delayed, changed or never completed, the market price and value of the applicable fund’s investment could decline sharply.

If our risk management systems for our hedge fund business are ineffective, we may be exposed to material unanticipated losses.

In our hedge fund business, we continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies do not fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for managing risk in our funds are based upon our use of historical market behavior statistics. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the funds or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Further, our mathematical modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which may involve foreign exchange, political, social and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the U.S. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S., and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

We are subject to risks in using prime brokers and custodians.

The funds in our liquid hedge funds business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds’ cash held with a prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited.

Risks Related to Our Organization and Structure

Control by our principals of the combined voting power of our shares and holding their economic interest through Fortress Operating Group may give rise to conflicts of interests.

Our principals control approximately 76.7% of the combined voting power of our Class A and Class B shares. Accordingly, our principals have the ability to elect all of the members of our board of directors, subject to Nomura’s right to nominate one designee, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The control of voting power by our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

In addition, the shareholders agreement among us and the principals provides the principals who are then employed by the Fortress Operating Group holding shares greater than 50% of the total combined voting power of all shares held by such principals, so long as the principals and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A and Class B shares, with approval rights over a variety of significant corporate actions, including:

•	ten percent indebtedness: any incurrence of indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•	ten percent share issuance: any issuance by us, in any transaction or series of related transactions, of equity or equity-related securities which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly-owned subsidiaries, or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders agreement;

•	investment of $250 million or greater: any equity or debt commitment or investment or series of related equity or debt commitments or investments in an entity or related group of entities in an amount greater than $250 million;

•	new business requiring investment in excess of $100 million: any entry by us or any of our controlled affiliates into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million;

•	the adoption of a shareholder rights plan;

•	any appointment of a chief executive officer or co-chief executive officer; or

•	the termination of the employment of a principal with us or any of our material subsidiaries without cause.

Furthermore, the principals have certain consent rights with respect to structural changes involving our company as described under Item 13, ‘‘Certain Relationships and Related Party Transactions, and Director Independence — Fortress Operating Group Limited Partnership Agreements and Our Operating Agreement.’’

In addition, our principals are entitled to approximately 76.7% of our economic returns through their holdings of 76.7% of Fortress Operating Group units. Because they hold their economic interest in our business directly through Fortress Operating Group, rather than through the public company, our principals may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals’ tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by the Fortress Operating Group to us to satisfy our tax obligations will result in a corresponding pro rata distribution to our principals.

We intend to pay regular dividends but our ability to do so may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is also subject to not defaulting on our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute quarterly dividends to our Class A shareholders. Accordingly, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders; however, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also ‘‘— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.’’ If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or ‘‘clawback’’) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. Moreover, we intend to distribute a portion of the incentive income that we receive as quarterly dividend payments to our Class A shareholders.  Once we distribute such funds, we have no ability to recall the funds from our Class A shareholders and would, thus, be required to satisfy any subsequent clawback obligation using other sources. While the principals have personally guaranteed, subject to certain limitations, this ‘‘clawback’’ obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guaranties in favor of our private equity funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, we are permitted to make cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, (b) the amount of distributions over the prior 12 months do not exceed free cash flow (as defined in our credit agreement as net income plus (i) taxes, depreciation and private equity incentive income presented on an as-received basis less (ii) capital expenditures, permitted tax distributions and certain other adjustments) for the prior 12 month period, and (c) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group.

The cash reflected on our historical balance sheets for 2006 and earlier periods, which consolidates many of our funds, is not our cash and is not available to us; we depend on the cash we receive from the Fortress Operating Group.

Our historical combined financial information for 2006 and earlier periods includes significant balances of cash and restricted cash held at consolidated funds as assets on our balance sheet. Although the cash and other assets of certain Fortress Funds have historically been included in our assets on a consolidated basis for financial reporting purposes, such cash is not available to us to pay dividends or for other liquidity needs but rather is property of the relevant fund. Following changes to our fund documents that became effective on March 31, 2007, these funds are no longer consolidated, and such cash amounts will no longer be included in our future balance sheet assets. We depend on distributions from the Fortress Operating Group for cash. Although the Fortress Operating Group may borrow under our credit facility, it depends primarily on the management fees and incentive income it receives from the Fortress Funds and its portion of the distributions made by the Fortress Funds, if any, for cash.

Tax consequences to the principals may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Fortress Operating Group entities at the time of our initial public offering, upon the sale or, refinancing or disposition of the assets owned by the Fortress Operating Group entities, our principals will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the principals upon a realization event. As the principals will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. All other factors being equal, earlier disposition of assets following a transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before a transaction will increase a principal’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the principals pursuant to the tax receivable agreement.

We will be required to pay our principals for most of the tax benefits we realize as a result of the tax basis step-up we receive in connection with taxable exchanges by our principals of units held in the Fortress Operating Group entities or our acquisitions of units from our principals.

At any time and from time to time, each principal has the right to exchange his Fortress Operating Group units for our Class A shares in a taxable transaction. These taxable exchanges, as well as our acquisitions of units from our principals, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that FIG Corp. or FIG Asset Co. LLC and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with our principals that provides for the payment by the corporate taxpayers to our principals of 85% of the amount of tax savings, if any, that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Fortress Operating Group. The payments that the corporate taxpayers may make to our principals could be material in amount.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our principals will not reimburse the corporate taxpayers for any payments that have been previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made to our principals under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.

See Item 13, ‘‘Certain Relationships and Related Party Transactions, and Director Independence — Tax Receivable Agreement.’’

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our Class A shares.

We do not believe that we are an ‘‘investment company’’ under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe the company is not an investment company under Section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly-owned subsidiary of ours, our interests in those subsidiaries could be deemed an ‘‘investment security’’ for purposes of the Investment Company Act of 1940. Generally, a person is an ‘‘investment company’’ if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

Risks Related To Our Class A Shares

An active market for our Class A shares may not be sustained.

Our Class A shares are listed on the New York Stock Exchange under the symbol ‘‘FIG.’’ However, we cannot provide any assurance that a regular trading market of our Class A shares will be sustained on that exchange or elsewhere. Accordingly, we cannot provide any assurance of the liquidity of any trading market, holders’ ability to sell their Class A shares when desired, or at all, or the prices that they may obtain for their Class A shares.

The market price and trading volume of our Class A shares may be volatile, which could result in rapid and substantial losses for our shareholders.

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their shares and may otherwise negatively affect the liquidity of our common stock. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

In addition, when the market price of a stock has been volatile in the past, holders of that stock have, at times, instituted securities class action litigation against the issuer of the stock. If any of our shareholders brought a lawsuit against us, we may be required to incur substantial costs defending any such suit, even those without merit. Such a lawsuit could also divert the time and attention of our management from our business and lower our share price.

Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of April 13, 2007, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 49,315,134 restricted Class A share units granted to employees (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,587,590 Class A shares and Fortress Operating Group units remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares.

In connection with the consummation of our initial public offering, we agreed with the underwriters not to sell, otherwise dispose of or hedge any of our Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units), subject to specified exceptions, during the period from February 8, 2007 through June 8, 2007, except with the prior written consent of the representatives of the underwriters. Subject to these agreements, we may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units).

Our principals own an aggregate of 312,071,550 Fortress Operating Group units. Each principal has the right to exchange each of his Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. Our principals, executive officers, directors and certain employees who received Class A shares and Fortress Operating Group units in connection with our initial public offering, Nomura and participants in our directed share program agreed with the underwriters not to dispose of or hedge any of our Class A shares, or Fortress Operating Group units, subject to specified exceptions, during the period from February 8, 2007 through June 8, 2007, except with the prior written consent of the representatives. After the expiration of this 120-day lock-up period, these Class A shares and Fortress Operating Group units will be eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations. Under certain circumstances the 120-day lock-up period may be extended.

Our principals and Nomura are parties to shareholders agreements with us. After the expiration of their 120-day lock-up period, the principals will have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura will have the ability to cause us to register any of its 55,071,450 Class A shares beginning one year after its acquisition of Class A shares and may only transfer its Class A shares prior to such time to its controlled affiliates.

Our principals’ beneficial ownership of Class B shares and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our principals beneficially own all of our Class B shares. The principals’ Class B shares will represent approximately 76.7% of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals’ control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

There are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (DGCL) in a manner that may be less protective of the interests of our Class A shareholders.

Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director or officer derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

Risks Related to Taxation

Class A shareholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash dividends from us.

So long as we are not required to register as an investment company under the Investment Company Act of 1940 and 90% of our gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Class A shareholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not they receive cash dividends from us. They may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation (‘‘CFC’’) and a Passive Foreign Investment Company (‘‘PFIC’’), may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A shares will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the Internal Revenue Service (‘‘IRS’’) has granted us limited relief, each holder of our Class A shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

Our intermediate holding company, FIG Corp., is subject to corporate income taxation in the United States, and we may be subject to additional taxation in the future.

A significant portion of our investments and activities may be made or conducted through FIG Corp. Dividends paid by FIG Corp. from time to time will, as is usual in the case of a U.S. corporation, then be included in our income. Income received as a result of investments made or activities conducted through FIG Asset Co. LLC (but excluding through its taxable corporate affiliates) is not subject to corporate income taxation in our structure, but we cannot provide any assurance that it will not become subject to additional taxation in the future, which would negatively impact our results of operations.

There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.

Any dividends paid on Class A shares will not take into account a shareholder’s particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon their share of our net taxable income. In addition, the actual amount and timing of dividends will always be subject to the discretion of our board of directors and we cannot provide any assurance that we will in fact pay cash dividends as currently intended. In particular, the amount and timing of dividends will depend upon a number of factors, including, among others:

•	our actual results of operations and financial condition;

•	restrictions imposed by our operating agreement or applicable law;

•	restrictions imposed by our credit agreements;

•	reinvestment of our capital;

•	the timing of the investment of our capital;

•	the amount of cash that is generated by our investments or to fund liquidity needs;

•	levels of operating and other expenses;

•	contingent liabilities; or

•	factors that our board of directors deems relevant.

Even if we do not distribute cash in an amount that is sufficient to fund a shareholder’s tax liabilities, they will still be required to pay income taxes on their share of our taxable income.

If we are treated as a corporation for U.S. federal income tax purposes, the value of the Class A shares would be adversely affected.

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined, as of that date, that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied related to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a ‘‘publicly traded partnership’’ (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act of 1940. We refer to this exception as the ‘‘qualifying income exception.’’

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest, dividends, capital gains and other types of qualifying income, including dividends from FIG Corp. and interest on indebtedness from FIG Corp. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A shares and holders of the Class A shares would be treated for U.S. federal

(and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Dividends to holders of the Class A shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for holders of Class A shares and thus could result in a substantial reduction in the value of the Class A shares.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares.

Our organizational documents and agreements permit the board of directors to modify our operating agreement from time to time, without the consent of the holders of Class A shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Class A shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Class A shares.

FIG Asset Co. LLC may not be able to invest in certain assets, other than through a taxable corporation.

In certain circumstances, FIG Asset Co. LLC or one of its subsidiaries may have an opportunity to invest in certain assets through an entity that is characterized as a partnership for U.S. federal income tax purposes, where the income of such entity may not be ‘‘qualifying income’’ for purposes of the publicly traded partnership rules. In order to manage our affairs so that we will meet the qualifying income exception, we may either refrain from investing in such entities or, alternatively, we may structure our investment through an entity classified as a corporation for U.S. federal income tax purposes. If the entity were a U.S. corporation, it would be subject to U.S. federal income tax on its operating income, including any gain recognized on its disposal of its interest in the entity in which the opportunistic investment has been made, as the case may be, and such income taxes would reduce the return on that investment.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis and we must not be required to register as an investment company under the Investment Company Act of 1940. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Fortress Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax free to our holders if we were a corporation. To the extent we hold assets other than through the Fortress Operating Group, we will make appropriate adjustments to the Fortress Operating Group agreements so that distributions to principals and us would be the same as if such assets were held at that level.

The IRS could assert that we are engaged in a U.S. trade or business, with the result that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders. Moreover, certain REIT dividends and other stock gains may be treated as effectively connected income with respect to non-U.S. holders.

While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business, with the result that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a REIT that is attributable to gains from the sale of U.S. real property interests will, and sales of certain investments in the stock of U.S. corporations owning significant U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. To the extent our income is treated as effectively connected income, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income. Non-U.S. holders may also be subject to a 30% branch profits tax on such income in the hands of non-U.S. holders that are corporations.

An investment in Class A shares will give rise to UBTI to certain tax-exempt holders.

We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income, or UBTI, from ‘‘debt-financed’’ property and, thus, an investment in Class A shares will give rise to UBTI to certain tax-exempt holders. For example, FIG Asset Co. LLC will invest in or hold interests in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, that will incur indebtedness. FIG Asset Co. LLC may borrow funds from FIG Corp. or third parties from time to time to make investments. These investments will give rise to UBTI from ‘‘debt-financed’’ property. However, we expect to manage our activities to avoid a determination that we are engaged in a trade or business, thereby limiting the amount of UBTI that is realized by tax-exempt holders of our Class A shares.

We may hold or acquire certain investments through an entity classified as a PFIC or CFC for U.S. federal income tax purposes.

Certain of our investments may be in foreign corporations or may be acquired through a foreign subsidiary that would be classified as a corporation for U.S. federal income tax purposes. Such an entity may be a PFIC or a CFC for U.S. federal income tax purposes. U.S. holders of Class A shares indirectly owning an interest in a PFIC or a CFC may experience adverse U.S. tax consequences.

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices:

Location	Lessee	Square Footage	Lease Expiration	Current Annual Rent
				(thousands)
New York	Fortress	128,350	Dec-2016	$6,725
Other
Dallas	Fortress	12,430	Apr-2012	255
Toronto	Fortress	8,560	Aug-2010	212
San Diego	Fortress	6,207	Aug-2010	209
London	Fortress	19,179	Jun-2011	3,043
Frankfurt	Fortress Fund	18,270	May-2011	939
Hong Kong	Fortress	4,838	Jun-2009	671
Sydney	Fortress	4,058	Dec-2008	261
Tokyo	Fortress	426	Jul-2009	45
Geneva	Fortress Fund	1,420	Aug-2008	56
Los Angeles	Fortress	255	Jul-2007	46
Disaster Recovery	Fortress	n/a	Sep-2007	432
Total Other		75,643		6,169
Total		203,993		$12,894

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. Fortress has filed a motion to have itself removed as a named defendant in this case. Brookdale has filed a motion to dismiss the claims and continues to vigorously defend this action. Fortress believes that the resolution of this action will not have a material adverse effect on our financial condition or results of operations.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our industry is always subject to scrutiny by government regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We believe that the cost of defending any pending or future litigation or challenging any pending or future regulatory compliance matter will not have a material adverse effect on our business. However, increased regulatory scrutiny of hedge fund trading activities combined with extensive trading in our liquid hedge funds may cause us to re-examine our beliefs regarding the likelihood that potential investigation and defense-related costs could have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘FIG’’ since our initial public offering in February 2007. The following table sets forth, for the period indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

2007	High	Low	Last Sale	Dividends Declared
January 17 through February 7	N/A	N/A	N/A	$0.0449
February 8 (IPO) through March 31	$37.00	$23.34	$28.68	$0.1225

We intend to continue to pay out quarterly dividends on our Class A shares in amounts that reflect management’s view of our financial performance. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid.

On April 13, 2007, the closing price for our Class A shares, as reported on the NYSE, was $29.54. As of April 13, 2007, there were approximately 14 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares or restricted Class A share units.

Use of Proceeds from Initial Public Offering

On February 8, 2007, Fortress Investment Group LLC completed an initial public offering of 39,428,900 of its Class A shares, including those shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Fortress Investment Group LLC sold all of the shares offered, for which it received net proceeds of approximately $652.6 million, which is net of the underwriters’ discount of approximately $43.8 million and other expenses. The Class A shares sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-138514) that was declared effective by the SEC on February 8, 2007. Public trading on the common stock commenced on February 9, 2007. The managing underwriters for the initial public offering were Goldman, Sachs & Co. and Lehman Brothers Inc.

Upon consummation of the offering, Fortress Investment Group LLC contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility of our 2006 Credit Agreement (as defined below), as required by that credit agreement, (b) to pay $85 million currently outstanding under the revolving credit facility of our 2006 Credit Agreement, and intends to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance, immediately following our initial public offering. This Plan did not yet exist as of December 31, 2006.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units Issued	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (A)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	97,296	50,919,256	63,983,448
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)	Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee shares that are forfeited or canceled from awards under the Plan will be available for future awards.

Item 6.    Selected Financial and Operating Data.

The selected historical financial information set forth below as of December 31, 2006, 2005 and 2004 and for each of the four years in the period ended December 31, 2006 has been derived from our audited historical combined financial statements. The selected historical financial information set forth below as of December 31, 2003 and 2002 and for the year ended December 31, 2002 has been derived from our unaudited accounting records prepared on a consistent basis with the financial statements described above.

The pro forma share data is based on the number of Fortress Operating Group units issued to the principals upon the reorganization of Fortress in January 2007 in connection with the Nomura transaction and initial public offering, as if the units had been outstanding from January 1, 2002.

The information below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the combined financial statements and notes thereto included in this Annual Report on Form 10-K (in thousands, except share data).

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data
Revenues
Management fees and incentive income from affiliates and other revenues	$410,815	$284,313	$128,671	$47,557	$13,720
Interest and dividend income – investment company holdings	1,110,489	759,086	222,707	172,759	64,097
	1,521,304	1,043,399	351,378	220,316	77,817
Expenses	1,117,283	685,229	198,403	81,627	33,579
Other Income
Gains – investment company holdings	6,594,029	2,903,978	881,658	123,276	37,624
Gains – other investments	173,641	37,181	20,512	9,120	—
Earnings from equity method investees	5,039	10,465	14,616	4,762	2,334
	6,772,709	2,951,624	916,786	137,158	39,958
Income before deferred incentive income, non-controlling interests in income of consolidated subsidiaries and income taxes	7,176,730	3,309,794	1,069,761	275,847	84,196
Deferred incentive income	(1,066,137)	(444,567)	(104,558)	(17,487)	(6,542)
Non-controlling interests in income of consolidated subsidiaries	(5,655,184)	(2,662,926)	(847,365)	(216,594)	(67,306)
Income before income taxes	455,409	202,301	117,838	41,766	10,348
Income tax expense	(12,525)	(9,625)	(3,388)	(1,495)	(920)
Net Income	$442,884	$192,676	$114,450	$40,271	$9,428
Earnings per Fortress Operating Group unit, pro forma, basic and diluted(1)	$1.21	$0.52	$0.31	$0.11	$0.03
Weighted average number of Fortress Operating Group units outstanding, pro forma, basic and diluted(1)	367,143,000	367,143,000	367,143,000	367,143,000	367,143,000

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Investment company holdings, at fair value	$21,944,596	$10,582,109	$5,365,309	$2,036,107	$1,047,424
Other investments	176,833	451,489	48,444	52,879	51,556
Cash, cash equivalents and restricted cash	625,205	288,363	179,727	41,661	15,907
Total assets	23,682,573	11,863,938	5,796,733	2,212,564	1,165,075
Debt obligations payable	3,306,609	2,250,433	928,504	226,205	36,936
Deferred incentive income	1,648,782	585,864	141,277	36,739	19,252
Total liabilities	5,692,157	3,343,262	1,306,021	339,031	78,804
Non-controlling interests in consolidated subsidiaries	17,868,895	8,397,167	4,405,835	1,836,163	1,046,896
Members’ equity including accumulated other comprehensive income	121,521	123,509	84,877	37,370	39,375

(1)	Unaudited pro forma financial information as discussed in Note 2 to our audited historical combined financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Operating Group’s combined financial statements and the related notes (referred to as ‘‘combined financial statements’’ or ‘‘historical combined financial statements’’) included within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Item 1A, ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

In 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering and the deconsolidation of a number of Fortress Funds, which events will be reflected in future periods, but are not reflected in our historical combined financial statements or (with limited exceptions) other financial data contained in this report. Accordingly, the historical results for periods prior to the consummation of these transactions will not be comparable to results for future periods. For more information, please see Notes 11 and 12 to Item 8, ‘‘Financial Statements and Supplementary Data,’’ and Item 13, ‘‘Certain Relationships and Related Party Transactions, and Director Independence — Formation Transactions.’’

General

Our Business

Fortress is a leading global alternative asset manager with approximately $35.1 billion in assets under management as of December 31, 2006. We raise, invest and manage private equity funds, hedge funds and publicly traded alternative investment vehicles. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses. As of December 31, 2006, Fortress’s investments in and commitments to our funds was $639.3 million, consisting of the net asset value of Fortress’s principal investments of $501.9 million, and unfunded commitments to private equity funds of $137.4 million.

As of December 31, 2006, we managed approximately $35.1 billion of alternative assets in three core businesses:

Private Equity Funds    —    a business that manages approximately $19.9 billion of AUM that primarily makes significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons;

Hedge Funds    —    a business that manages approximately $10.5 billion of AUM comprised of two business segments; (i) hybrid hedge funds — which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation; and (ii) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and

Publicly Traded Alternative Investment Vehicles, which we refer to as ‘‘Castles’’ — approximately $4.7 billion of aggregate market capitalization in two publicly traded companies managed by us. The Castles currently invest primarily in real estate and real estate debt investments.

Managing Business Performance

Fortress conducts its management and investment business through the following four primary segments: (i) private equity funds, (ii) liquid hedge funds, (iii) hybrid hedge funds, and (iv) Castles. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.

The amounts not allocated to a segment consist primarily of interest earned on short-term investments, general and administrative expenses, interest incurred with respect to corporate borrowings, and income taxes.

Management makes operating decisions and assesses performance with regard to each of Fortress’s primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis.

Management assesses the net performance of each segment based on its ‘‘distributable earnings’’. Distributable earnings is not a measure of cash generated by operations which is available for distribution. Distributable earnings should not be considered as an alternative to cash flow or net income, and is not necessarily indicative of liquidity or cash available to fund operations.

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. Distributable earnings reflects GAAP net income adjusted for the following items:

i.	adding a measure of incentive income which is subject to contingent repayment but for which collectibility is reasonably assured because management believes the likelihood of clawback is remote,

ii.	modifying the timing of recognition of compensation expense related to employee profit sharing in incentive income to match the timing of the recognition of the related revenue, which is not matched under GAAP,

iii.	recording income from equity method investees only to the extent it has been realized. While equity method income is a meaningful measure of the operating performance of equity method investees, it is not a measure of currently recognizable income for us as we are holding the interests in our funds for long-term investment purposes. Since any difference between our share of their GAAP income and the distributions we receive is unlikely to be realized until a liquidation transaction occurs, which is not planned in the foreseeable future, adjusting this income to delay recognition of our equity in undistributed earnings until it is realized is consistent with the principles of distributable earnings,

iv.	only recording income from options received once they are exercised and the underlying shares sold, since the timing and amount of economic gain which may be realized from options held in equity method investees is highly uncertain and the GAAP valuation of such options is not a reliable measure of sustainable earnings, and

v.	adding back our equity-based compensation because it does not require settlement by the future transfer or use of assets and therefore does not impact our analysis of earnings which will be available for potential distributions.

‘‘Distributable earnings’’ for the existing Fortress businesses is equal to net income adjusted as follows:

•	Incentive Income

(i)	a.	for Fortress Funds which are private equity funds, adding (a) incentive income paid (or declared as a distribution) to us, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP, based on the accounting method described in ‘‘— Application of Critical Accounting Policies — Revenue Recognition on Incentive Income,’’

b.	for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

•	Other Income

(ii)	with respect to income from certain principal investments and certain other interests that cannot be readily transferred or redeemed:

a.	for equity method investments in the Castles and private equity funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from our consolidated private equity funds,

(iii)	adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with our receipt of these options,

•	Expenses

(iv)	adding back compensation expense recorded in connection with the assignment of a portion of the Castle options to our employees, and

(v)	adding or subtracting, as necessary, the employee profit sharing in (i) above to match the timing of the expense with the revenue.

Market Considerations

Our revenues consist principally of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our principal investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, which in turn depends on our ability to successfully invest our funds’ capital. The primary market factors that impact this are:

•	The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract is a driver of our assets under management, as are our returns, which in turn drive the fees we earn.

•	The strength and liquidity of the U.S. and relevant global equity markets generally, and the IPO market specifically, which affect our ability to increase the value of our equity positions in our private equity portfolio companies.

•	The strength and liquidity of the U.S. and relevant global debt markets. Our hybrid hedge funds, private equity funds and Castles all make investments in debt instruments which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make acquisitions. Our funds utilize leverage in order to increase investment returns which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our principal investments in our funds and for working capital purposes.

•	Volatility within the markets. Volatility within the debt and equity markets, as well as within the commodity market to a limited extent, increases opportunities for investments within each of our segments, and directly impacts the performance of our liquid hedge funds.

•	Other than in our liquid hedge funds, we benefit from stable interest rate and foreign currency exchange rate markets. The direction of the impact of changes in interest rates or foreign currency exchange rates on our liquid hedge funds is dependent on their expectations and the related direction of their investments at such time; therefore, historical trends in these markets are not necessarily indicative of future performance in these funds.

We believe recent trends in these factors have created a favorable investment environment for our funds.

•	The U.S. economy and capital markets have been robust during the periods presented, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets.

•	Institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

•	Allocations of capital to the alternative investment sector are also dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. This, in turn, is also dependent on the interest rate and credit spread markets; as interest rates rise and/or spreads widen, returns available on other investments would tend to increase, which could slow capital flow to the alternative investment sector. We have experienced relatively steady and historically low interest rates and tight credit spreads during the periods presented, which has been favorable to our business.

The trends discussed above have been generally favorable to our performance over the periods presented herein. Our success during these periods was in part a result of such trends as well as our ability to take advantage of these trends and properly source and time our investments and the realization thereof. No assurance can be given that future trends will not be disadvantageous to us.

For a more detailed description of how economic and global financial market conditions can materially affect our financial performance and condition, see Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to deploy capital, which could materially reduce our revenue and results of operations.’’

Results of Operations

Following is a discussion of our combined results of operations for the years ended December 31, 2006, 2005 and 2004. For a more detailed discussion of the factors that affected our revenues and distributable earnings from each of our segments, see ‘‘— Segment Analysis’’ below.

The following table presents our results of operations as derived from our accompanying combined financial statements.

	Year Ended December 31,
	2006	2005	2004
Revenues
Management fees from affiliates	$154,649	$81,356	$51,993
Incentive income from affiliates	185,364	172,623	54,251
Other revenues	70,802	30,334	22,427
Interest and dividend income – investment company holdings	1,110,489	759,086	222,707
	1,521,304	1,043,399	351,378
Expenses
Interest expense	559,366	329,692	27,013
Compensation and benefits	436,004	259,216	123,084
General, administrative and other (including depreciation and amortization)	121,913	96,321	48,306
	1,117,283	685,229	198,403
Other Income
Gains (losses) – investment company holdings	6,594,029	2,903,978	881,658
Gains (losses) – other investments	173,641	37,181	20,512
Earnings from equity method investees	5,039	10,465	14,616
	6,772,709	2,951,624	916,786
Income Before Deferred Incentive Income, Non- Controlling Interests in Income of Consolidated Subsidiaries and Income Taxes	7,176,730	3,309,794	1,069,761
Deferred incentive income	(1,066,137)	(444,567)	(104,558)
Non-controlling interests in income of consolidated subsidiaries	(5,655,184)	(2,662,926)	(847,365)
Income Before Income Taxes	455,409	202,301	117,838
Income tax expense	(12,525)	(9,625)	(3,388)
Net Income	$442,884	$192,676	$114,450

Factors Affecting Our Business

During the periods discussed herein, the three significant factors which have affected our business and materially impacted our results of operations are as follows:

•	growth in our assets under management;

•	level of performance of our funds; and

•	growth of our fund management and investment platform.

Assets Under Management

We measure total assets under management by reference to the assets we manage, including the capital we have the right to call from our investors due to their capital commitments in both our consolidated and unconsolidated Fortress Funds. As a result of raising new funds with sizeable capital commitments, raising capital for our Castles, and increases in the net asset values of our hedge funds from new investor capital and their retained profits, our management fee paying assets under management have increased significantly over the periods discussed.

Average Fee Paying Assets Under Management

Average fee paying assets under management represent the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the net asset value, or NAV for hedge funds.

Revenues

The significant growth of our assets under management has had a positive effect on our revenues. Management fees are calculated based upon assets under management of unconsolidated funds. As the assets under management in our unconsolidated funds grew, so did the management fees we earned. Fees earned from our consolidated funds were eliminated in consolidation. Increases in assets under management of our consolidated funds generated gross interest and dividend income. In either case, depending on the timing of capital contributions in a given period, the full economic benefits of an increase in assets under management may not be recognized until the following period.

Interest Expense

Our historical combined financial statements reflect payments of interest on our collateralized debt obligations issued in 2004 by our hybrid hedge funds and also reflect allocations to us of interest payments made by the master funds of our liquid hedge funds. These allocations increased during the periods primarily due to the increased use by such master funds of repurchase transactions to finance positions in their trading business.

Performance of Our Funds

Revenues, Gains from Investments and Deferred Incentive Income

Incentive income is calculated as a percentage of profits earned by the Fortress Funds. Incentive income that is not subject to contingent repayment, as described in our historical combined financial statements, is recorded as earned. Incentive income generated from unconsolidated Fortress Funds is recorded as incentive income from affiliates. Incentive income generated from consolidated Fortress Funds increases our share of the net income from such consolidated funds. Incentive income allocated to us from the funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved.

The contingencies related to a portion of the incentive income we have received from two private equity Fortress Funds have been resolved in the fourth quarter of 2006 and the first quarter of 2007. As our private equity funds continue to mature, the amount of incentive income recognized could continue to increase, subject to the resolution of the contingencies.

The performance of the consolidated Fortress Funds has impacted our gains (losses) from investments, both realized and unrealized. Unrealized gains within our consolidated private equity funds increased primarily as a result of the change in fair value of the funds’ portfolio company investments. Unrealized gains within our consolidated liquid and hybrid hedge funds also increased as a result of growth in the value of assets held within their portfolios.

Income Tax Expense

Certain consolidated subsidiaries within our hedge fund segments are subject to New York City Unincorporated Business Tax (‘‘UBT’’) on their net taxable income. As the amounts earned by these consolidated subsidiaries increased, the amount subject to UBT increased. In addition, as our global presence has expanded in recent years, we have been subject to increasing foreign income taxes in various jurisdictions.

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to new corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 257 employees as of December 31, 2004 to 400 employees as of December 31, 2005. As of December 31, 2006, our headcount had grown to 580 employees. As a result, our compensation and other personnel related expenses have increased as have our rent and other office related expenses.

Revenues

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Total revenues increased by $477.9 million. This change was primarily due to higher interest and dividend income.

	Year Ended December 31,
	2006	2005	Variance $
Management fees from affiliates	$154,649	$81,356	$73,293
Incentive income from affiliates	185,364	172,623	12,741
Other revenues	70,802	30,334	40,468
Interest and dividend income – investment company holdings	1,110,489	759,086	351,403
Total revenues	$1,521,304	$1,043,399	$477,905

Management fees from affiliates increased by $73.3 million primarily due to:

—	a $32.4 million increase in management fees from one of our unconsolidated liquid hedge funds. This increase was mainly the result of a $1.5 billion growth in the fund’s average fee paying assets under management;

—	multiple capital raises by Eurocastle, which increased its total outstanding common equity subject to management fees from €287.8 million as of December 31, 2005 to €1,448.2 million as of December 31, 2006, resulting in:

•	a $29.3 million increase in management fees related to options received from Eurocastle as compensation for services performed in raising capital; and

•	an increase in Eurocastle’s average fee paying assets under management by €812.0 million, which resulted in an $11.0 million increase in contractual management fees from Eurocastle.

Incentive income from affiliates increased by $12.7 million primarily as a result of the net effect of the following:

—	a $36.6 million increase in incentive income from one of our unconsolidated liquid hedge funds. The main driver of the increase in this unconsolidated liquid hedge fund’s incentive income was a $1.5 billion growth in the fund’s average fee paying assets under management, which yielded an increase of $56.3 million in incentive income. This $56.3 million increase was partially offset by a decline in the returns from the fund to 18.5% in 2006 from 23.1% in 2005, which yielded a decrease in incentive income of $20.7 million on our existing base of average fee paying assets under management;

—	a $4.4 million increase in incentive income from Newcastle. This was the result of an increase in the gross year-over-year Funds From Operations (‘‘FFO’’) rate of return (before incentive compensation expense) earned by Newcastle from 14.0% to 15.9%. FFO is the operating performance metric used by the Castles’ management agreements for determining incentive income; and

—	a $30.0 million decrease in incentive income from Newcastle Investment Holdings LLC (‘‘NIH’’), primarily as a result of a realization event in 2005, which resulted in the recognition of significant incentive income upon the sale of a real estate portfolio.

Other revenues increased by $40.5 million primarily due to:

—	the generation by our CDO entities of an additional $17.4 million in fee income primarily from amendment and exit fees;

—	an increase of $16.1 million in other revenues recognized by Northcastle, which was formed during 2005, from dividends and interest generated from its portfolio; and

—	an increase related to $6.0 million in advisory fees collected by Fortress Operating Group for assisting an externally managed hedge fund in liquidating its portfolio.

Interest and dividend income relating to holdings of our consolidated investment companies increased by $351.4 million.

Interest income increased by $309.8 million primarily due to:

—	a $155.5 million increase related to our CDO entities, which was primarily driven by:

•	an increase in interest income in one of these CDO entities of $64.1 million as follows:

Increase in the spread they earned over LIBOR	$27.9 million
Increase in the average funded principal balance from $1.3 billion for the year ended December 31, 2005 to $1.7 billion for the year ended December 31, 2006	$21.0 million
Increase in the weighted average LIBOR of 1.58%, since most of the loans made by the CDO are indexed to LIBOR	$17.3 million
Other	($2.1 million)

•	the creation of a new CDO entity in May 2005 and a full twelve months of operation in 2006 accounted for an increase in interest income of $44.4 million;

•	the creation of two CDO entities in February and April 2006, which generated an additional $45.3 million in interest income; and

—	a $106.4 million increase in interest income earned by our consolidated liquid hedge funds, mainly due to the formation of a new fund, with a highly leveraged relative value strategy, which was launched in February 2005. This new liquid hedge fund generated a $102.0 million increase in interest income. This increase was the result of increased trading volume, a full twelve months of operations in 2006 and an increase in the average treasury rate which drove $69.9 million, $20.3 million and $11.8 million of the increase, respectively.

Dividend income increased by $41.6 million primarily due to the net effect of:

—	a $54.8 million and an $8.9 million increases in dividends earned by Fund III and Fund III Co-investment Fund, respectively. These increases primarily resulted from $34.1 million in first time dividends received from their investment in an aircraft leasing company, which went public in August 2006, $15.5 million received from Eurocastle, and $14.1 million from their investment in a local media publisher which went public in October 2006;

—	an $8.3 million increase in dividends earned by our hybrid hedge fund special investments. This increase by our hybrid hedge fund special investments was mostly due to first time dividends of $4.4 million and $3.1 million from their investments in an aircraft leasing company and Eurocastle, respectively;

—	the collection by FRIC and Fund IV of $7.5 million and $5.7 million, respectively, in first time dividends from their investment in a senior living facilities company which went public in November 2005; and

—	a partial offset from a decrease in dividend income received by Fund II, which did not record any dividend income in the second half of 2006. In June 2006, Fund II transferred its investments in certain portfolio companies to an intermediate holding company in which the fund is the sole investor, whereby the holding company received the dividends. This holding company is accounted at fair value by Fund II. This resulted in a decrease of $52.1 million in dividend income recorded by Fund II with a corresponding increase in unrealized gains.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Total revenues increased by $692.0 million. This change was primarily due to higher interest and dividend income, and higher incentive income.

	Year Ended December 31,
	2005	2004	Variance $
Management fees from affiliates	$81,356	$51,993	$29,363
Incentive income from affiliates	172,623	54,251	118,372
Other revenues	30,334	22,427	7,907
Interest and dividend income – investment company holdings	759,086	222,707	536,379
Total revenues	$1,043,399	$351,378	$692,021

Management fees from affiliates increased by $29.4 million as average fee paying assets under management in the unconsolidated Fortress Funds increased. The increase in average fee paying assets under management was primarily a result of a $0.8 billion growth in the average fee paying assets under management, $0.7 billion of which was generated by capital raises net of redemptions.

Incentive income from affiliates increased by $118.4 million due to improved performance of the unconsolidated Fortress Funds. The primary driver of this increase was our unconsolidated liquid hedge funds which generated $91.5 million of growth in incentive income due to higher returns from the funds of 23.1% in 2005 compared to 4.5% in 2004.

Interest and dividend income relating to holdings of our consolidated investment companies increased by $536.4 million of which interest income increased by $427.7 million. This increase was mainly driven by the increases in interest income of our consolidated liquid hedge funds, CDO entities and our consolidated hybrid hedge funds by $232.8 million, $108.0 million and $53.5 million, respectively. Interest income from all of the operations of our new liquid hedge fund which amounted to $141.6 million contributed to growth in interest income in 2005. In addition, our existing consolidated liquid hedge funds reallocated a nominal proportion of capital in December 2005 to increase its investment in the same highly leveraged relative value strategy contributing to an increase in interest income of $91.2 million. The increase in the interest income earned by our CDO entities was primarily due to an increase in the average funded principal balance, from $503.3 million for the year ended December 31, 2004 to $1.3 billion for the year ended December 31, 2005 and an increase in weighted average LIBOR of 1.87%. This increase in principal balance and the increase in LIBOR resulted in an $85.7 million and $7.4 million increase in interest income, respectively. Our hybrid hedge funds realized increased interest income, which was primarily attributable to an increase in net asset values from $1.5 billion for the year ended December 31, 2004 to $2.6 billion for the year ended December 31, 2005, as well as an environment of rising interest rates. The growth in asset values was the result of capital raises used to fund private loan originations as well as high yield corporate bond transactions. Dividend income increased by $108.7 million. This increase was primarily driven by the increases in dividend income of $91.0 million in Fund II and $11.0 million in Fund I, mainly as a result of their investments in a senior living facilities company and a real estate company which went public in November and June 2005, respectively. In addition to dividends received from these two investments, the dividend income of Fund II increased as a result of the dividends received from its investment in a servicer of manufactured housing loans.

Expenses

In the analysis below, general, administrative and other expenses include depreciation and amortization.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Total expenses increased by $432.1 million. This change was mainly driven by increases in interest and compensation and benefits expenses.

	Year Ended December 31,
	2006	2005	Variance $
Interest expense
Investment company holdings	$505,340	$318,010	$187,330
Other	54,026	11,682	42,344
Compensation and benefits	436,004	259,216	176,788
General, administrative and other (including depreciation and amortization)	121,913	96,321	25,592
Total expenses	$1,117,283	$685,229	$432,054

Total interest expense increased by $229.7 million primarily due to:

—	a $73.2 million increase in interest expense incurred by our consolidated liquid hedge funds. This increase was due to the net effect of:

•	the formation of a new investment fund with a highly leveraged relative value strategy, which generated a $91.1 million increase in interest expense. This increase was mainly the result of increased trading activity, a full twelve months of operations in 2006 and an increase in the average treasury rate, which was responsible for $60.7 million, $19.9 million and $10.5 million of the increase, respectively;

•	a $17.9 million decrease in interest expense in our existing consolidated liquid hedge fund. This fund significantly increased its debt to invest in the same highly leveraged relative value strategy throughout 2005 and through the first half of 2006. The result was a considerable increase in the interest expense from this fund over this period. In the second half of 2006, the decision was made to alter this strategy and the debt position was paid down, resulting in the decrease in interest expense;

—	a $62.0 million increase in interest expense incurred by our consolidated CDO entities. This increase was due to:

•	an increase in interest expense in one of our CDO entities of $21.2 million primarily as a result of an increase in weighted average LIBOR of 1.61% from 3.45% for the year ended December 31, 2005 to 5.06% for the year ended December 31, 2006, since most of its loans are indexed to LIBOR;

•	the creation of two CDO entities in February and April 2006, which generated an additional $22.2 million in interest expense;

—	the creation of a new CDO entity in May 2005 and a full twelve months of operation in 2006 accounted for an increase in interest expense of $18.5 million;

—	a $20.2 million increase in interest expense incurred by Fund I. Fund I refinanced its debt in December 2005 and June 2006. Prior to December 2005 and after June 2006, debt in connection with certain portfolio companies was held at the controlled affiliate level and, therefore, the fund did not directly record any interest expense but rather the interest expense was recognized by the fund through lower dividends paid by the controlled affiliate. Between December 2005 and June 2006, this debt was held at the fund level and therefore the fund recognized interest expense with a corresponding increase in dividend income received from the controlled affiliate; and

—	a $42.3 million increase in other interest expense primarily due to the increase of our weighted average debt outstanding under Fortress Operating Group’s credit facility to $468.0 million for the year ended December 31, 2006 from $112.8 million for the year ended December 31, 2005, while the weighted average annual interest rate on this facility (excluding write-offs of deferred loan costs) rose to 7.92% for the year ended December 31, 2006 from 7.43% for the year ended December 31, 2005. In addition, in connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in 2006.

Our compensation expense increased by $176.8 million. A primary driver of the rise in compensation expense was an increase in the employee portion of incentive income of $123.6 million. In addition, general compensation expense increased by $48.6 million as a consequence of our overall headcount increase from 400 employees as of December 31, 2005 to approximately 580 employees as of December 31, 2006.

General, administrative and other expenses increased by $25.6 million, primarily due to the expansion of our office space required by our headcount growth, which has led to increased rent and other office related expenses.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Total expenses increased by $486.8 million. This change was mainly driven by increases in interest and compensation and benefits expenses.

	Year Ended December 31,
	2005	2004	Variance $
Interest expense
Investment company holdings	$318,010	$21,492	$296,518
Other	11,682	5,521	6,161
Compensation and benefits	259,216	123,084	136,132
General, administrative and other (including depreciation and amortization)	96,321	48,306	48,015
Total expenses	$685,229	$198,403	$486,826

Total interest expense incurred by our consolidated investment company subsidiaries increased by $296.5 million primarily due to a growth of $245.1 million resulting from our proportional share of interest expense from the master funds in which our consolidated liquid hedge funds are invested, as a consequence of the financing of significantly expanded treasury security holdings in the liquid hedge fund trading business. In addition, during the year ended December 31, 2004, subsidiaries of our hybrid hedge funds began issuing collateralized debt obligations to introduce non-recourse leverage into their portfolios. During the year ended December 31, 2005, we significantly increased the size of these non-recourse financings from $588.0 million to $1.2 billion, which led to a corresponding increase in interest expense of $27.7 million.

Other interest expense increased by $6.2 million, primarily due to the increase of our weighted average debt outstanding in our borrowings under Fortress Operating Group’s credit facility to $112.8 million for the year ended December 31, 2005, from $72.2 million for the year ended December 31, 2004, while the weighted average annual interest rate on this facility (excluding write-offs of deferred loan costs) rose to 7.43% for the year ended December 31, 2005 from 7.14% for the year ended December 31, 2004.

Our compensation expense increased by $136.1 million primarily due to the rise in the employee portion of incentive income of $80.4 million. In addition, general compensation expense increased by $56.5 million as a consequence of our overall headcount increase from 257 employees as of December 31, 2004 to approximately 400 employees as of December 31, 2005.

General, administrative and other expenses increased by $48.0 million. This increase was mainly comprised of: (1) an increase in professional fees of the Fortress Operating Group of $7.0 million; (2) increased rent and office expenses of Fortress Operating Group of $7.7 million; (3) increased professional fees in our consolidated funds of $9.9 million; and (4) increased due diligence and similar transaction expenses related to investment opportunities our consolidated funds pursued but did not consummate of $11.4 million.

Other Income

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Total other income increased by $3.8 billion. This change was mainly driven by gains in investment company holdings.

	Year Ended December 31,
	2006	2005	Variance $
Gains (losses) – investment company holdings	$6,594,029	$2,903,978	$3,690,051
Gains (losses) – other investments	173,641	37,181	136,460
Earnings from equity method investees	5,039	10,465	(5,426)
Total other income	$6,772,709	$2,951,624	$3,821,085

Gains from our consolidated investment company holdings increased by $3.7 billion. This increase was primarily due to the net effect of:

—	increases of $1,676.9 million and $218.1 million in Fund III and Fund III Co-investment Fund, respectively. The main reasons for the growth in these unrealized gains were the initial public offerings of their investments in a residential housing company, an aircraft leasing company and a print and online media company as well as the appreciation in value of their investments in Eurocastle;

—	increases of $800.1 million, $416.5 million, and $165.3 million in FRID, GAGACQ, and the GAGACQ coinvestment funds, respectively. These increases in unrealized gains were the result of the initial public offering of their investments in a residential housing company. In addition to its increased unrealized gains, FRID sold shares of its investment in the residential housing company and realized a one-time gain of $113.9 million;

—	an increase of $196.4 million in our hybrid hedge fund special investments. The growth in the valuation of their investments in a residential housing company, an aircraft leasing company and Eurocastle were the foundation of the increase in unrealized gains by our hybrid hedge fund special investments; and

—	decreases in gains from Fund I and Fund III. Fund I gains declined by $317.6 million as a result of not sustaining the same degree of gains that were generated in 2005 by the appreciation of its investment in a cell phone tower company and the initial public offerings of its investments in a real estate company and a senior living facilities company. Fund III had a decrease in gains of $142.2 million as a consequence of losses associated with hedging currency risk related to expected future profits from its foreign currency investments.

Gains from other investments increased by $136.5 million. This increase was primarily attributable to an increase in the unrealized gain on our Eurocastle stock options of $79.8 million, and an increase in the value of a receivable for previously earned fees from our unconsolidated hedge funds of $74.7 million. These increases were partially offset by a one-time $11.5 million loss on the sale of investments by Northcastle as well as an $8.3 million decrease in the fair value of a derivative.

Earnings from equity method investees decreased by $5.4 million. This decrease was due to the decline in our share of net income from the entity NIH which generated a gain on the sale of a real estate portfolio during the year ended December 31, 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Total other income increased by $2.0 billion. This change was mainly driven by the gains in investment company holdings.

	Year Ended December 31,
	2005	2004	Variance $
Gains (losses) – investment company holdings	$2,903,978	$881,658	$2,022,320
Gains (losses) – other investments	37,181	20,512	16,669
Earnings from equity method investees	10,465	14,616	(4,151)
Total other income	$2,951,624	$916,786	$2,034,838

Gains from consolidated investment company subsidiary holdings increased by $2.0 billion. This increase was attributable to the increase in the fair values of our private equity funds’ investment portfolios of $1.9 billion. This was mainly driven by $1.5 billion aggregate increased gains in Fund I and Fund II primarily as a result of investments in companies that were taken public in June and November 2005. In addition, Fund II realized gains from financing proceeds in a servicer of manufactured housing loans and the sale of a variety of investments.

Gains from other investments increased by $16.7 million. This change was primarily attributable to a $21.6 million increase in the value of our receivable for previously earned fees from the unconsolidated hedge funds, as well as an increase to the mark-to-market of a derivative of $7.9 million. These gains were partially offset by a $7.2 million decrease on the mark-to-market of our Eurocastle stock options treated as derivatives, as well as by a one-time $4.7 million gain on a distribution of Newcastle and NIH stock options to employees during the year ended December 31, 2004.

Earnings from equity method investees decreased by $4.2 million. This decrease was due to decreases in our share of net income of the Castles of $1.8 million and a decrease in our share of net income of NIH of $2.4 million, which related to a lower ownership percentage held by us as a result of a distribution of the shares.

Deferred Incentive Income

Deferred incentive income represents the deferral of our share of incentive income allocated from private equity funds which is recognized to the extent that this income is not subject to contingent repayment. For all periods presented, the changes are the result of the net change in our proportionate share of the profits of our private equity funds which are subject to contingent repayment, other than the $9.5 million offset to this amount in the fourth quarter of 2006 related to the recognition of previously deferred incentive income, which is no longer subject to contingent repayment.

Income Tax Expense

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

The primary cause of the $2.9 million growth in tax expense was increased management and incentive fees from our unconsolidated hedge funds.

These fees are subject to UBT at a rate of 4%. Both the increase in fees earned and growth on the investment of those deferred fees resulted in an increase of tax expense. Also contributing to the increase was the continued growth of our international operations and the income tax on the profits from those operations in several jurisdictions.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

The primary cause of the $6.2 million growth in tax expense was increased management and incentive fees from our unconsolidated hedge funds.

These fees are subject to UBT at a rate of 4%. Both the increase in fees earned and growth on the investment of those deferred fees resulted in an increase of tax expense. Other contributing events included tax expense incurred as a result of increased management fees from our hybrid hedge funds and our liquid hedge funds, also subject to UBT, and increased flow through of entity level tax from consolidated subsidiaries. Further contributing to the increase was the continued growth of international operations and the income tax on the profits from those operations in several jurisdictions.

Segment Analysis

Discussed below are our results of operations for each of our reportable segments. They represent the separate segment information available and utilized by our Management Committee, which consists of our principals, and which functions as our Chief Operating Decision Maker to assess performance and to allocate resources. Management evaluates the performance of each segment based on its distributable earnings.

As segment revenues reflected in our distributable earnings are presented on an unconsolidated basis, management fee and incentive income are reflected on a gross basis prior to elimination as required in consolidation. As a result of this presentation, management fees and incentive income are greater than those reflected on a consolidated GAAP basis. Other items within distributable earnings are less than the related amounts on a GAAP basis, as they do not include the effects of consolidating the Fortress Funds.

As segment revenues are presented on an unconsolidated basis, changes in assets under management indirectly impact our management fee and incentive income revenues. We therefore believe distributable earnings more clearly reflects the effects of such changes on our segment results of operations and thereby forms the primary basis upon which we ourselves assess our performance as an asset manager.

Private Equity Funds

	Year Ended December 31,
	2006	2005	2004
Management fees	$84,429	$46,695	$28,042
Incentive income	129,800	133,230	19,407
Segment revenues – total	$214,229	$179,925	$47,449
Distributable earnings	$154,572	$128,082	$26,338

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Distributable earnings increased by $26.5 million mainly due to a $37.7 million growth in management fees. The increase of management fees was driven by a $44.3 million increase in fees from Fund IV, which was created in March 2006, and FRID, Fund III Coinvestment Fund, and Long Dated Value, which all grew invested capital over the period. These increases in management fees were partially offset by a reduction in management fees related to Fund I, Fund II and Fund III for a total of $8.0 million, which was attributable to distributions and reaching the reset date for Fund III as a consequence of the creation of Fund IV (after which Fund III paid management fees based on invested capital rather than capital commitments). This increase was partially offset by a decrease in net incentive income, after the employee participation, and investment income of $7.4 million and $4.0 million, respectively. The net incentive income decrease of $7.4 million was primarily related to a net decrease in distributions from NIH and Fund I of $62.4 million partially offset by net increases from Fund II of $43.4 million, from FRID of $10.0 million and from Fund III of $1.5 million. Investment income declined primarily as a result of the large one-time NIH realization events we experienced in 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Distributable earnings increased by $101.7 million mainly due to the growth in incentive income of $113.8 million offset by a corresponding increase in the employees’ share of incentive income of $35.9 million reflected as compensation expense, for a net increase of $77.9 million. Management fees increased by $18.7 million and investment income increased by $8.0 million. Operating expenses increased by $2.9 million. Management fees grew by $21.7 million as a result of the first full year of operation of Fund III and the GAGACQ coinvestment Funds, which were created in the third quarter of 2004, as well as initial fees on capital raised for funds of $1.8 million. This increase was partially offset by a reduction in management fees related to Fund I and Fund II of $4.8 million, which was attributable to realization events and the creation of Fund III and a concurrent reduction in assets under management. The net increase of $77.9 million of incentive income was primarily related to a net distribution of (i) $34.2 million from NIH due to its sale of government occupied real estate, and the initial public offering of a cell phone tower company, (ii) $21.6 million from Fund I attributable to dividends and financing proceeds related to its investments in a real estate company and a cell phone tower company and the re-securitization of the Italian performing and nonperforming loan portfolios, (iii) $19.7 million from Fund II due mainly to a refinancing transaction through a securitization and (iv) $2.4 million from Fund III attributable to refinancing of a secured loan portfolio.

Liquid Hedge Funds

	Year Ended December 31,
	2006	2005	2004
Management fees	$92,750	$55,978	$33,511
Incentive income	154,068	114,353	16,638
Segment revenues – total	$246,818	$170,331	$50,149
Distributable earnings	$184,575	$89,413	$31,140

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Distributable earnings increased by $95.2 million mainly due to investment income, which increased by $61.2 million. This increase to investment income is attributable to gains from investments related to our receivables for previously earned fees, which increased by $61.4 million as a result of the performance of the unconsolidated liquid hedge funds. In addition, incentive income increased by $39.7 million partially offset by a corresponding increase in the employees’ share of incentive income of $21.6 million reflected as compensation expense, resulting in a net increase of $18.1 million. The increase in incentive income was mainly due to the growth of average fee paying assets under management, which grew by $1.6 billion as a result of a significant increase in net capital contributions in early 2006. The average fee paying assets under management increase accounted for $60.8 million of the growth in incentive income. This incentive income increase was offset by a decline in performance of the funds to 17.2% during the year ended December 31, 2006 from 21.3% during the year ended December 31, 2005. The two largest components of this decrease were declines of 10.6% and 4.2% in the equity index and equity (non-US) sector trading strategies, respectively. The decline in performance accounted for a $21.1 million decrease to incentive income. In addition, management fees increased by $36.8 million offset by a corresponding increase in certain employees’

share of management fees of $21.1 million reflected as compensation expense, resulting in a net increase of $15.7 million. The increase in management fees was primarily due to the increase in average fee paying assets under management.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Distributable earnings increased by $58.3 million mainly due to the growth in management fees of $22.5 million and in incentive income of $97.7 million, offset by a corresponding increase in the employees’ share of incentive income of $51.9 million reflected as compensation expense, resulting in a net increase in incentive income of $45.8 million. Investment income increased by $19.4 million. These increases were offset by an increase in operating expenses of $29.4 million. The primary driver for the increase in management fees and incentive income was the growth of average fee paying assets under management, which grew by $1.1 billion as result of a significant increase in net capital contributions during the second half of 2004. Incentive income also increased due to the effects of higher performance of the funds to 21.3% in 2005 from 5.3% in 2004. The three largest components of this increase were increases of 9.1%, 8.6% and 4.8% in the fixed income, equity index and non-U.S. equity sector trading strategies, respectively. The larger capital base accounted for $40.0 million of the $97.7 million growth in incentive income with the balance of the increase relating to higher investment returns. In addition, gains from investments attributable to our receivables for previously earned fees increased by $19.4 million as a result of the strong performance of the unconsolidated liquid hedge funds in 2005. The increase in operating expenses of $29.4 million was driven by a 71.2% increase in headcount to 89 employees.

Hybrid Hedge Funds

	Year Ended December 31,
	2006	2005	2004
Management fees	$84,536	$50,507	$27,534
Incentive income	135,939	73,230	53,456
Segment revenues – total	$220,475	$123,737	$80,990
Distributable earnings	$104,371	$57,417	$38,576

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Distributable earnings increased by $47.0 million mainly due to growth in management fees, which increased by $34.0 million. The increase in management fees was primarily the result of the growth of average fee paying assets under management, which grew by $1.6 billion, and the effect of the returns of 15.9% and 15.4% in 2006 from the domestic fund and offshore funds, respectively. In addition, incentive income grew by $62.7 million partially offset by a corresponding increase in the employees’ share of incentive income of $37.4 million reflected as compensation expense, resulting in a net increase of $25.3 million. The increase in incentive income was due to larger average fee paying assets under management and improved investment performance, which accounted for $36.3 million and $26.4 million, respectively. Furthermore, investment income grew by $20.7 million. The increase in investment income was mainly due to a $175.7 million investment in Fortress Partners Fund, which was made in July 2006 and generated $20.0 million in income. These were offset by an increase in operating expenses of $33.0 million primarily due to a 50.8% increase in headcount to 199 employees.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Distributable earnings increased by $18.8 million due to growth in management fees and incentive income. Management fees grew by $23.0 million. Incentive income grew by $19.8 million, offset by a corresponding increase in the employees’ share of incentive income of $10.2 million reflected as compensation expense, resulting in a net increase of $9.6 million. Also, investment income increased by $4.6 million. These were offset by an increase in operating expenses of $18.4 million. The primary cause of the increase in management fees and incentive income was the growth of average fee paying assets under management, which grew by $1.2 billion as a result of net capital contributions of $0.8 billion and the effects of the returns of 13.1% and 12.2% in 2005 from the domestic fund and the offshore fund, respectively. The larger capital base accounted for a $23.2 million increase in the incentive income, partially offset by a decline in investment performance, accounting for $3.4 million of the change. The investment return in the domestic fund decreased to 13.1% in 2005 from 14.9% in 2004 and in the offshore fund to 12.2% in 2005 from 15.0% in 2004. In addition, gains from investments attributable to our receivables for previously earned fees from the unconsolidated hedge funds increased by $4.6 million as a result of the performance of the funds. The increase in operating expenses of $18.4 million resulted primarily from a 73.7% increase in headcount to 132 employees.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Year Ended December 31,
	2006	2005	2004
Management fees	$33,044	$19,463	$13,278
Incentive income	15,683	12,412	7,959
Segment revenues – total	$48,727	$31,875	$21,237
Distributable earnings	$7,093	$9,118	$6,328

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Distributable earnings decreased by $2.0 million primarily due to the net effect of a decrease in investment income of $6.5 million offset partially by a net increase in operating income of $4.5 million.

The $6.5 million decrease in investment income was primarily due to the change in loss (gain) from foreign currency derivatives related to Eurocastle and Northcastle of $8.5 million partially offset by an increase in dividend income from the Castles.

The $4.5 million increase in operating income was the result of the net effect of growth in management fees of $13.6 million and in incentive income of $3.3 million, offset by an increase in operating expense of $12.4 million. The driver for the increase in management fees was the growth of average fee paying assets under management, which grew by $0.9 billion primarily driven by an additional €1.2 billion in capital raised by Eurocastle. With the incentive income from the Castles being based on a percentage of their FFO, in excess of certain performance hurdles, incentive income increased as a result of higher FFO for Newcastle of $119.4 million during the year ended December 31, 2006 from $104.0 million during the year ended December 31, 2005 and for Eurocastle of $93.9 million during the year ended December 31, 2006 from $39.3 million during the year ended December 31, 2005. The increased operating expenses was due to an increase in operating expenses of $7.6 million as the result of a 46.8% increase in headcount to 84 employees as well as an increase in the employees’ share of operating income of $4.8 million reflected as compensation expense.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Distributable earnings increased by $2.8 million due to growth in management fees of $6.2 million and in incentive income of $4.5 million, offset by a corresponding increase in the employees’ share of incentive income of $1.4 million reflected as compensation expense, resulting in a net increase of $3.1 million. Investment income increased by $6.8 million. These increases were offset by an increase in operating expenses of $13.3 million. The driver for the increase in management fees was the growth in average fee paying assets under management, which grew by $0.4 billion as both Castles raised additional capital, the net proceeds of which were $108.2 million and $115.0 million for Newcastle and Eurocastle, respectively. Incentive income increased as a result of a higher FFO of $104.0 million in 2005 from $86.2 million in 2004 for Newcastle and of $39.3 million in 2005 from $23.4 million in 2004 for Eurocastle. The increase in expenses of $13.3 million was driven by a 78.1% increase in headcount to 57 employees, and $5.4 million of expenses incurred in connection with the creation of Northcastle. The increase in investment income of $6.8 million was primarily due to the change in gain (loss) from foreign currency derivatives related to Eurocastle and Northcastle of $7.7 million, which was offset by smaller dividends from the Castles following the distribution of Newcastle shares to the principals.

Unallocated

	Year Ended December 31,
	2006	2005	2004
Management fees	$—	$—	$—
Incentive income	—	—	—
Segment revenues — total	$—	$—	$—
Distributable earnings	$(65,850)	$(22,756)	$(4,913)

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Distributable earnings decreased by $43.1 million. This decrease was primarily driven by an increase in interest expense of $28.8 million. Our weighted average debt balance was $468.0 million for the year ended December 31, 2006 in contrast to $112.8 million for the year ended December 31, 2005. The higher weighted average debt balance coupled with rising weighted average annual interest rates of 7.92% for the year ended December 31, 2006 from 7.43% for the year ended December 31, 2005 led to the increase in interest expense. In addition, in connection with the repayment of the 2005 Credit Agreement, deferred loan costs of $3.1 million were written off as interest expense. Increases in professional fees of $8.6 million and in income tax expense of $3.1 million also contributed to the decrease in distributable earnings. There was a small offset to these decreases generated by an increase in interest income earned cash.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Distributable earnings decreased by $17.8 million. This decrease was driven by an increase in income tax expense of $6.1 million and interest expense of $6.2 million. Higher weighted average debt balance of $112.8 million in 2005, in comparison with weighted average debt balance of $72.2 million in 2004, coupled with rising weighted average annual interest rates of 7.43% for the year ended December 31, 2005 from 7.14% for the year ended December 31, 2004 led to the increase in interest expense. Income tax expense increased due to higher hybrid hedge fund income generating greater UBT.

Sensitivity

Investments held by the Fortress Funds on a consolidated basis are sensitive to changes in our valuation assumptions and estimates as well as fluctuations in fair value. A 10% net change in the fair value of the investments held by all of our funds (other than a permanent impairment) would have the following effects on our segment revenues:

Segment Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	None
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is equal to 20% of fund returns, the dollar effect would be 2% (20% of 10%) of the dollar change in values.	Generally, a 10% immediate change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006, a 10% change in the fair value of investments held in publicly traded entities would decrease management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Although a change in fair value could indirectly impact our conclusion regarding a potential reserve.

A 10% increase or decrease in the fair value of investments held by all of our funds as of December 31, 2006 would have increased or decreased net incentive income by $212.9 million or ($177.8 million), respectively, and impacted investment income by $11.8 million, if quantified on a segment basis.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs. In addition, we will require cash to meet our intended distribution policy. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds.

We expect that our cash on hand and our cash flows from operating activities, plus the proceeds from our initial public offering in February 2007, will satisfy our liquidity needs with respect to current commitments relating to investments and with respect to our debt obligations over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments, and any increases in our commitments, relating to principal investments, through the generation of operating income, additional borrowings and potential equity offerings.

On February 8, 2007, Fortress completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.6 million. Fortress contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility, as required by the credit agreement, and (b) to pay $85 million currently outstanding under the revolving credit facility, and intends to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes.

Our ability to execute our business strategy, particularly our ability to form new funds and increase our assets under management, depends on our ability to raise additional investor capital within such funds. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities.

As of December 31, 2006, our material cash commitments and contractual cash requirements related to our distributions, capital commitments to our funds, loan and equity commitments of our funds, lease obligations and debt obligations.

Distributions

In connection with and subsequent to our initial public offering, we have made the following distributions since December 31, 2006:

•	Fortress Operating Group distributed to the principals in 2007, prior to the completion of the Nomura transaction, an amount totaling approximately $409.2 million;

•	In addition, Fortress Operating Group distributed to the principals and Nomura $26.2 million based on their relative percentage ownership of Fortress for the period beginning January 17, 2007 to February 8, 2007.

•	On March 20, 2007, we declared a partial first quarter cash dividend of $0.1225 per Class A share for the period beginning February 8, 2007 (the pricing date of our initial public offering) through March 31, 2007. The dividend was paid on April 13, 2007 to holders of record of our Class A shares on March 30, 2007. The aggregate amount of this dividend payment was $11.6 million. In connection with this dividend, a distribution of $39.4 million was declared from Fortress Operating Group to the principals and dividend equivalent payments of $3.0 million were made to holders of restricted Class A share units.

Capital Commitments

We determine whether to make capital commitments to our private equity funds in excess of the minimum required amounts based on a variety of factors, including estimates regarding our liquidity over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds which we are in the process of raising or are considering raising, and our general working capital requirements.

We generally fund our principal investments in the Fortress Funds with cash, either from working capital or borrowings, and not with carried interest. We do not hold any principal investments in the funds other than through the Fortress Operating Group entities. Our principals do not own any portion of the carried interest in any fund personally. Accordingly, their personal investments in the funds are funded directly with cash.

Our capital commitments to our funds with outstanding commitments as of December 31, 2006 consisted of the following:

	Original Commitment	Remaining Commitment
Private Equity Funds
Fund II	$9,281	$2,142
Fund III	13,234	3,466
Fund III Co	57	10
FRID	30,000	19,203
Fund IV	45,050	30,699
Fund IV Co	166	116
FICO	145	12
FHIF	75,320	75,320
LDVF	10,000	1,110
LDVF II	10,000	5,321
Total	$193,253	$137,399

In January 2007, we increased our capital commitment to Fund IV by $80 million to $125 million.

In February 2007, we had our first closing of a new private equity Fortress Fund, Long Dated Value Fund III (‘‘LDVF III’’), with $201.4 million in capital commitments. A second closing was held in March 2007 resulting in total commitments of $275.3 million. Fortress, its affiliates and employees represent $23.0 million of the total commitments. We will manage LDVF III under similar terms to the other private equity Fortress Funds.

On March 7, 2007, $11.6 million of our remaining capital commitment to FRID was extinguished.

Loan and Equity Commitments

We, through the Fortress Funds, had unfunded commitments under loan agreements and other agreements of approximately $1,223.8 million and $331.2 million, respectively, as of December 31, 2006. In addition, the Fortress Funds had signed binding letters of intent with respect to new investments representing commitments of approximately $21.1 million as of December 31, 2006.

Lease Obligations

Minimum future rental expense under our operating leases is as follows:

Year Ending December 31,
2007	$12,893
2008	13,410
2009	12,859
2010	12,327
2011	9,084
Thereafter	28,895
Total	$89,468

Debt Obligations

As of December 31, 2006, our debt obligations on a deconsolidated basis consisted of our aircraft loan and our credit agreement, as described below.

In 2002, we borrowed $2.9 million collateralized by our interest in an aircraft (the ‘‘Aircraft Loan’’), of which $2.2 million was outstanding as of December 31, 2006. This loan bears interest at LIBOR plus 2.25% and matures in July 2007. We have hedged our exposure to the risk of changes in market interest rates with respect to this loan by entering into an interest rate swap, which fixes the effective interest rate on this loan at approximately 6.80% through maturity.

In 2003, we refinanced our $45 million credit agreement, which bore interest at LIBOR plus 3.50%, with a $98.5 million senior secured credit facility, which bore interest at LIBOR plus 3.00% and was subject to an unused commitment fee of 0.375% per annum.

In March 2005, we entered into a new $175 million credit agreement (the ‘‘2005 Credit Agreement’’), which, among other things, refinanced the $98.5 million credit facility. The 2005 Credit Agreement bore interest at LIBOR plus 2.75% and was subject to unused commitment fees of 0.375% per annum and letter of credit fees of 2.75% per annum.

The 2005 Credit Agreement was collateralized by substantially all of our assets as well as our rights to fees from the Fortress Funds and our equity interest therein. In connection with the 2005 Credit Agreement, fees of approximately $2.6 million were incurred. In December 2005, the agreement was amended to increase the available line by $70.1 million. In connection with this amendment, fees of approximately $1.8 million were incurred.

In June 2006, we entered into a new $750 million credit agreement (the ‘‘2006 Credit Agreement’’ or the ‘‘credit agreement’’). Borrowings under the 2006 Credit Agreement bear interest at LIBOR plus 2.00%, with the agreement being subject to unused commitment fees of 0.375% per annum. The purpose of the 2006 Credit Agreement was to refinance the 2005 Credit Agreement described above, to make funds available for investments in the various existing and new Fortress Funds, and to make a one-time $250 million distribution of capital to our principals. In connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense.

As a result of the initial public offering, we will be subject to a reduced unused commitment fee of 0.25% and a letter of credit fee of 1.50% and borrowings under the 2006 Credit Agreement will accrue interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.50% and (ii) with respect to base rate loans, the base rate, as defined in the credit agreement, which is attached as an exhibit to this report, plus 0.50%. In connection with the initial public offering, $250 million of the term loan portion of the 2006 Credit Agreement was repaid.

Our consolidated Fortress Funds received capital from their third-party equity investors (treated in our historical financial statements as non-controlling interests in consolidated subsidiaries) and from their debt obligations as shown in the following table.

						December 31, 2006
	Face Amount		Carrying Value		Final Stated Maturity	Weighted Average Funding Cost(1)	Weighted Average Maturity (Years)
	December 31,		December 31,
Debt Obligation/Collateral	2006	2005	2006	2005
Investment Company Debt
Repurchase Agreements(2)	$26,118	$14,391	$26,118	$14,391	Dec 2007 – Aug 2015	5.97%	4.57
CDO Bonds Payable(3)	1,985,800	1,193,200	1,985,800	1,193,200	Jul 2012 – Sep 2018	6.28%	8.98
Credit Agreements / Lines(3)	555,614	565,808	555,614	565,942	May 2007 – Sept 2009	6.94%	1.30
Term Loans	51,924	46,700	51,924	46,616	Jul 2018	5.19%	11.51
Subtotal – Investment Company Debt	2,619,456	1,820,099	2,619,456	1,820,149		6.40%	7.36
Other Debt
Northcastle Debt	—	197,935	—	197,935	Repaid Nov 2006	N/A	N/A
Credit Agreement(4)
Revolving debt	85,000	70,000	85,000	70,000	Jun 2011	7.76%	4.48
Term loan debt	600,000	160,000	600,000	160,000	Jun 2011	7.44%	2.78
Aircraft Loan	2,153	2,349	2,153	2,349	Jul 2007	6.96%	0.50
Subtotal – Other Debt	687,153	430,284	687,153	430,284		7.48%	2.98
Total	$3,306,609	$2,250,383	$3,306,609	$2,250,433		6.62%	6.45

(1)	Including the effect of the applicable hedge in the case of the aircraft loan. The weighted average funding cost of the credit agreement excludes a $3.1 million write-off of deferred loan costs.
(2)	Subject to potential mandatory prepayments based on collateral value; payable on demand.
(3)	Approximately $1.7 billion was undrawn on the CDO bonds payable and $1.4 billion remained undrawn on the credit agreements/lines as of December 31, 2006.
(4)	A maximum of $750 million is available on this credit agreement. The weighted average maturity of the debt drawn on Fortress Operating Group’s credit agreement has been calculated on an accelerated scale since the initial public offering occurred before December 31, 2007.

Covenants

Fortress Operating Group is required to prepay the 2006 Credit Agreement upon the occurrence of certain events, including asset sales and other dispositions, extraordinary receipts and the issuance of equity. In addition, the aggregate revolving commitments will be permanently reduced on December 31, 2010, to an amount equal to $100 million (unless the aggregate revolving commitments have previously been reduced to a lower amount).

The 2006 Credit Agreement includes customary covenants. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain exceptions. In order to make dispositions of investments or to draw upon the Credit Agreement, Fortress Operating Group must not:

•	Permit the assets under management subject to management fee to be less than $15 billion as of December 31, 2006, plus an additional $500 million for each year thereafter;

•	Permit the EBITDA (defined as net income plus (i) taxes, depreciation and private equity incentive income (presented on an as-received basis) less (ii) net investment income less (iii) options received and recorded as management fees) generated during the previous twelve months to be less than (i) $300 million as of each of December 31, 2006, March 31, 2007, June 30, 2007, or September 30, 2007 or (ii) $400 million as of the end of each subsequent fiscal quarter;

•	Permit the collateral value, to be less than (i) $45 million plus (ii) 25% of the value paid (whether cash or non-cash) in connection with a transfer of management functions of a Fortress Fund to the fund itself; or

•	Permit the aggregate value of investments held to be less than the sum of $500 million plus 25% of the value paid (whether cash or non-cash) in connection with a transfer of management functions of a Fortress Fund to the fund itself.

In addition, under the 2006 Credit Agreement, we are permitted to make cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, (b) the amount of distributions over the prior 12 months do not exceed free cash flow (as defined in our credit agreement as net income plus (i) taxes, depreciation and private equity incentive income presented on an as-received basis less (ii) capital expenditures, permitted tax distributions and certain other adjustments) for the prior 12 month period, and (c) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes and amortization obligations under the credit agreement which are required in the next 90 days. Free cash flow as defined under our credit agreement is effectively pre-tax distributable earnings minus net investment income, plus depreciation. Unpaid taxes are based on estimated entity-level taxes due and payable by Fortress Operating Group entities, primarily New York City Unincorporated Business Tax. For amortization payments that include scheduled principal payments under our credit agreement, refer to the Contractual Obligations table below. The events of default described under the 2006 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds.

Cash Flows

Our historical combined statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds, all but one of which are investment companies.

The consolidated Fortress Funds, on a gross basis, are much larger than Fortress Operating Group and therefore substantially all of the gross cash flows reflected in our statement of cash flows relate to their activities. The primary cash flow activities of Fortress Operating Group are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds (these cash flows are eliminated in consolidation), (iii) meeting financing needs through a credit agreement, and (iv) distributing cash flow to equity holders. The primary cash flow activities of the consolidated Fortress Funds are: (i) raising capital from their investors, which have historically been reflected as non-controlling interests of consolidated subsidiaries in our financial statements, (ii) using this capital to make investments, (iii) financing certain investments with debt, (iv) generating cash flow from operations through the realization of investments, and (iv) distributing cash flow to investors.

As described above in ‘‘— Results of Operations’’ our assets under management, which are primarily representative of the net assets within the Fortress Funds, have grown significantly during the periods reflected in our financial statements included in this Annual Report on Form 10-K. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which are reflected in our statement of cash flows for consolidated Fortress Funds, have increased substantially as a result of this growth. It is this growth which is the primary cause of increases in the gross cash flows reflected in our statement of cash flows.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends according to our dividend policy, we may not pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to borrow funds to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our principals will not reimburse the corporate taxpayers for any payments that have been previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made to our principals under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income. For additional information regarding the tax receivable agreement, see Item 13, ‘‘Certain Relationships and Related Party Transactions, and Director Independence — Tax Receivable Agreement.’’

Operating Activities

Our net cash flow (used in) operating activities was ($4,583.9) million, ($2,079.0) million, and ($2,356.7) million during the years ended December 31, 2006, 2005 and 2004, respectively. These amounts primarily include net purchases of investments by consolidated Fortress Funds which are investment companies, after proceeds from sales of investments, of ($4,574.2) million, ($2,366.0) million and ($2,363.2) million during those years, respectively, which are reflected as operating activities pursuant to investment company accounting.

Historical cash flows from operating activities were reduced by the voluntary deferral of the receipt of management and incentive fees from certain hedge funds of $248.9 million, $177.5 million and $63.8 million during the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, we had $500.9 million remaining in deferred management and incentive fees due from our liquid and hybrid hedge funds. We received $124.8 million from our hedge funds in December 2006. The substantial majority of these deferred fees as of December 31, 2006 have been collected in the first quarter of 2007 and the remainder will be collected later in 2007. Of the amounts collected, substantially all have been distributed to our principals and non-controlling interests. Following these transactions, all of the deferred fee arrangements were terminated.

The consolidation of the Fortress Funds and this voluntary deferral of fees caused our historical cash flows from operations to be negative. We do not expect this to be the case subsequent to the completion of the discontinuation of the voluntary deferral of fees and the deconsolidation of the Fortress Funds.

Investing Activities

Our net cash flow provided by (used in) investing activities was $361.9 million, ($413.4) million and ($12.4) million during each of the years ended December 31, 2006, 2005 and 2004, respectively. Our investing activities included the net purchases of loan and security investments, after proceeds from sales of investments, of $380.5 million and ($369.2) million by our one consolidated Fortress Funds which is not an investment company for the years ended December 31, 2006 and December 31, 2005, respectively.

Financing Activities

Our net cash flow provided by financing activities was $4,246.8 million, $2,518.4 million and $2,374.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. Our financing activities primarily include: (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds, historically reflected as non-controlling interests in consolidated subsidiaries, of $3,676.9 million, $1,376.6 million and $1,712.0 million during those years, respectively, (ii) financing of investments by our consolidated Fortress Funds of $590.1 million, $1,170.0 million and $664.4 million during those years, respectively, (iii) meeting financing needs of Fortress Investment Group through net draws on our credit agreement of $454.8 million, $145.2 million and $40.9 million during those years, respectively, and (iv) making distributions to our equity holders of $447.0 million, $146.9 million and $30.6 million during those years, respectively.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our combined financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in Note 2 to our audited historical combined financial statements included in Item 8 of this Annual Report on Form 10-K. The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Consolidation

Historically, we consolidated certain of the Fortress Funds as a result of owning a substantive, controlling general partner interest in these entities, or, for variable interest entities, by being their primary beneficiary. We had operational discretion and control of these funds combined with the limited partners’ limited substantive rights to impact their ongoing governance and operating activities which resulted in their being consolidated by us; however, in no case were we the majority equity holder. In connection with the initial public offering, Fortress granted rights effective March 31, 2007 to the investors in the consolidated Fortress Funds to provide a simple majority of the unrelated limited partners with the ability to liquidate the funds without cause or otherwise have the ability to exert control over the funds, resulting in the deconsolidation of these funds for financial reporting purposes.

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, probability weighting of subjectively determined cash flow scenarios, and other estimates based on the assumptions of management.

Fortress Operating Group’s combined financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis. Our investors’ interests in these funds, which are the majority ownership interests, have historically been reflected as non-controlling interests in consolidated subsidiaries in these financial statements. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds are eliminated in consolidation; however, our allocated share of the net income from these funds is increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds has no net effect on our net earnings from the Fortress Funds and the deconsolidation of the funds likewise has no net effect on Fortress’s earnings. The deconsolidation will have the effect of restoring the presentation of management fees and incentive income from the Fortress Funds that had been eliminated in consolidation.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds, and no other funds, we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ‘‘clawed back’’) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of Emerging Issues Task Force Topic D-96 ‘‘Accounting for Management Fees Based on a Formula.’’ Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, all of which are subject to limited lives, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

Profit Sharing Arrangements

Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

For profit sharing plans related to hedge funds, where incentive income is received on a quarterly or annual basis, the related compensation expense is accrued during the period for which the related payment is made. For profit sharing plans related to private equity funds, where incentive income is received as investments are realized but is subject to clawback (see ‘‘Revenue Recognition on Incentive Income’’ above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

Fortress’s determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, the most significant of which is the level of realized gains generated by the underlying funds which may ultimately give rise to incentive income payments. Accordingly, profit sharing expense is generally recorded upon realization events within the underlying funds. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. Changes in the judgments and estimates made in arriving at the appropriate amount of profit sharing expense accrual could materially impact net income.

As of December 31, 2006, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $252.8 million of distributed incentive income from private equity funds. If the $1,405.5 million of undistributed incentive income from private equity funds was realized, Fortress would recognize and pay an additional $508.3 million of compensation expense.

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are accounted for under the equity method in our pro forma financial information. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide — Investment Companies, which we have retained when applying the equity method. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) of the changes in each fund’s net asset value reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the assumptions which drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of investment company holdings in our historical combined financial statements.

Private Equity Funds

Under the valuation policies and guidelines of our private equity funds, investments are categorized into two types of securities; those for which there is a market quotation and those for which there is no market quotation. Securities for which there is a market quotation are valued at their quoted market price. A discount may be applied to those securities that are restricted as to sale. Securities for which there is no market quotation are referred to as private securities and are valued at fair value. Our guidelines state that the fair values of private securities are generally based on the following methods:

1.	Public market transactions of similar securities

2.	Private market transactions of similar or identical securities

3.	Analytical methods

Our private equity funds have never based a valuation of a private security upon public or private market transactions in a similar security. There have been no circumstances to date in which a security in a public market transaction, or a private market transaction of which we were aware, has been considered to be sufficiently similar to a private security owned by one of our private equity funds to be used as a measure of valuation for such private security investment.

Our private equity funds have used the price of private market transactions in identical securities as a valuation method for investments. In cases in which there has been a significant private transaction in a private security held by our private equity funds, the value of private equity fund investments in the private security are based upon the price of such recent private transaction in that security, and no sensitivity analysis is used. Based on this guideline, the value of an investment is considered to be its purchase price for a period of one year after the date of acquisition, unless a more recent transaction has occurred.

If the fair value of private security investments held by our private equity funds cannot be valued by reference to a public or private market transaction, then the primary analytical method used to estimate the fair value of such private securities is the discounted cash flow method. Sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates based on the investment to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment. Our private equity funds may also use the performance statistics of similar public companies (for example, EBITDA multiples) to value private securities.

Liquid Hedge Funds

The vast majority of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds are made up almost entirely of interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are valued by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the market price of the relevant interest rate and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction.

Hybrid Hedge Funds

In our hybrid hedge funds, investments are valued using quoted market prices, to the extent available. Independent valuation agents are used by our hybrid hedge funds to provide estimates of the fair value of investments for which quoted market prices are not available. For investments in our hybrid hedge funds, we understand that the independent valuation agents use some or all of the following methods and techniques to estimate the fair value of the relevant type of investments:

Private Loans

The most common method used to value private loans is a discounted cash flow analysis. In this method, the estimated future payments to be made by the borrower under the loan agreement are discounted to the present using a discount rate appropriate to the risk level of the borrower.

If it is likely that a borrower will not be able to repay a loan in full, the loan may be valued by estimating how much the borrower will be able to repay based on obtaining refinancing from a new lender. Under this method, the borrower’s business must be examined in detail, and then compared to known loans in the market to estimate how much the borrower will likely be able to borrow, and therefore repay under the existing loan. If the amount likely to be able to be refinanced is less than the total payments due under the loan, the fair value of the loan will be reduced.

Another method used to value loans that may not be repaid in full is to value the total amount of assets of the borrower that might be sold to raise proceeds to repay the loan if necessary. Under this method, all assets of the borrower must be analyzed and valued. If the total value is less than the total payments due under the loan, the fair value of the loan will be reduced.

Asset-backed Securities and Collateralized Debt Obligations for which there are no quoted market prices are valued using a discounted cash flow analysis based on the estimated cash flows to be generated by the relevant underlying assets and the appropriate interest rate based on the nature of the underlying assets.

Real estate is usually valued based on sales of comparable property. The value of real estate which is net leased is also influenced by the credit quality of major tenants, as their ability to make lease payments is relevant to the value of the property under lease.

Sensitivity

As of December 31, 2006, $2.8 billion of investments in our private equity funds, $31.7 million of investments in our hybrid hedge funds and $256.4 million of investments in our liquid hedge funds are valued by internal models with significant unobservable market parameters.

A 10% change in the value of investments valued as described above would have had the following effects on us, on a deconsolidated basis as of December 31, 2006, consistent with the table that follows below:

•	Private equity fund management fees would be unchanged as they are not based on the value of the funds, but rather on the amount of capital invested in the funds.

•	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not on a valuation.

•	Private equity fund investment income would change by approximately $0.1 million.

•	Hybrid hedge fund management fees would change on a prospective basis by, per annum, approximately $41,000.

•	Hybrid hedge fund incentive income would change by approximately $0.4 million.

•	Hybrid hedge fund investment income would change by approximately $14,000.

•	Liquid market hedge fund management fees would change on a prospective basis by, per annum, approximately $0.5 million.

•	Liquid market hedge fund incentive income would change by approximately $5.6 million or ($3.8 million) in the case of a 10% increase or decrease, respectively. In the case of the decrease, only the fourth quarter promote fees are subject to potential loss.

•	Liquid market hedge fund investment income would change by approximately $0.4 million.

The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. The changes to incentive income in the hybrid hedge funds and the liquid hedge funds assume there is no loss in the relevant fund for the period. If the fund had a loss for the period, no incentive income would be earned by us, and therefore there would be no change in incentive income.

Although our consolidated assets, unrealized gains and related non-controlling interests could vary materially as a result of changes in our valuation assumptions and estimates, our equity and net income (as well as our overall financial condition and results of operations following the deconsolidation of the consolidated Fortress Funds) are only moderately sensitive to changes in these assumptions and estimates. As described in Item 7A ‘‘Quantitative and Qualitative Disclosures About Market Risk,’’ changes in fair value may impact our results of operations as follows:

1)	Management fees from our hedge funds are based on their net asset value, which in turn is dependent on the estimated fair values of their investments. The impact of a change in these values would occur only in periods after the change, as opposed to having an immediate impact. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after December 31, 2006, a 10% change in the fair values of all of the investments held by our hedge funds as of December 31, 2006 would impact future management fees in the next year from our hedge funds by $20.7 million. For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, except for investments in publicly traded entities by funds formed after March 2006 for which a 10% change in these fair values would impact management fees in the next year by $0.3 million. For Castles, management fees of 1.5% are charged on the funds’ equity. Changes in values of investments could indirectly affect future management fees from private equity funds and Castles by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or for private equity funds if such change resulted in a write-down of investments below their associated invested capital. However, these effects would be under very remote circumstances.

2)	Incentive income from our hedge funds, which is quantified in our ‘‘— Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain hedge funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) under GAAP. Incentive income from our private equity funds is not recorded as revenue under GAAP until the related clawback contingency is resolved and is not recorded as segment revenue until received (subject to a possible reserve) as described above. Incentive income subject to contingencies will be recognized to the extent it is received and all contingencies are resolved. Assuming that the incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at December 31, 2006 would increase or decrease future incentive income by $230.6 million or ($217.7 million), respectively; however, this would have no effect on our current reported financial condition or results of operations as incentive income from our private equity funds is not recorded as revenue under GAAP until the related clawback contingency is resolved. This contingency is recognized as deferred incentive income liability under GAAP at December 31, 2006 in our combined financial statements and would change by this same amount upon a 10% increase or decrease in the fair values of investments held by private equity funds. Incentive income from the Castles is also not impacted by changes in the fair values of their investments since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

3)	Our net share of the income from the Fortress Funds resulting from our principal investments in these funds, recorded on a GAAP basis, is directly affected by changes in the fair values of the fund investments, except for the Castles which are not recorded on a fair value basis. However, our investments in these funds typically range from less than 1% to approximately 5% of the equity of these entities. Furthermore, unrealized changes in fair value are excluded from our calculation of distributable earnings for illiquid funds.

Therefore, a 10% net change in the fair value of the investments held by all of our funds (other than a permanent impairment) would have the following effects:

GAAP Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	Generally, a 10% immediate
change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate
change in incentive income from these funds. Since the incentive income is equal to 20% of fund returns, the dollar effect would be 2% (20% of 10%) of the dollar change in values.	Generally, a 10% immediate
change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006, a 10% change in the fair value of investments held in publicly traded entities would decrease management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Except for one private equity fund whose incentive income is not subject to clawback, where the effect would be similar to that on a hedge fund.

A 10% increase or decrease in the fair value of investments held by our consolidated Fortress Funds as of December 31, 2006 would have increased or decreased our net operating results on an unconsolidated basis for the year ended December 31, 2006 by $142.7 million or ($140.2 million), respectively. These changes are comprised of an increase or decrease of net incentive income from hedge funds of $97.8 million or ($95.3 million), respectively, and of an increase or decrease of investment income from private equity funds of $17.6 million and from hedge funds of $27.3 million.

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes our investments, as presented in our combined financial statements, by valuation methodology as of December 31, 2006:

Fair Value Based on	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment company Holdings
Quoted market prices	77%	85%	26%	60%
Other observable market parameters (including valuations based on reports of independent valuation agents and internal models with significant observable market parameters)	3%	10%	74%	27%
Internal models with significant unobservable market parameters	20%	5%	0%	13%
Total	100%	100%	100%	100%

Income Taxes

Historically, Fortress operated as a limited liability company and was not subject to U.S. federal and had limited state income taxes. However, certain consolidated subsidiaries of Fortress are subject to UBT on their trade and business activities conducted in New York City. The UBT rates vary significantly between the rate applicable to income from business activities and the rate applicable to income from investment activities. Allocation of income between business activities and investing activities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing our effective tax rate that might be different from actual allocations determined when tax returns are prepared by investee companies and subsidiaries.

As a result of the completion of the transactions resulting from the initial public offering, and the reorganization of our businesses, FIG Corp. will be subject to U.S. federal and state income tax on income allocated to it from Fortress Operating Group. FIG Corp.’s carrying value of the Fortress Operating Group will be higher for income tax purposes than for financial reporting purposes. The net deferred tax asset that will be recognized for this difference will be limited to the tax benefit expected to be realized in the foreseeable future. This benefit will be estimated based on a number of factors, with an important factor being the amount of unrealized gains in all of the net assets of the Fortress Operating Group existing for tax purposes at the date of the reorganization that are actually expected to be realized for tax purposes in the foreseeable future. If the unrealized gains at the date of our initial public offering that will be realized in the future increase or decrease, deferred income tax expense or benefit will be recognized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment,’’ which requires all equity-based payments to employees to be recognized using a fair value based method. Fortress’s policy is to expense all equity-based compensation awards granted or modified under the fair value recognition provisions of SFAS 123. However, as of December 31, 2006 Fortress had not issued any equity-based compensation awards. On January 1, 2006, Fortress adopted SFAS No. 123 (R) using the modified prospective method. Under this method prior period amounts are not restated. The adoption of SFAS 123 (R) did not have a material impact on our historical financial statements.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’

(‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 is not expected to have a material impact on Fortress’s financial statements.

In September 2006, the FASB cleared Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) for issuance. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 will apply to reporting periods beginning on or after December 15, 2007. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SFAS 159.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue. Our investment in the funds will continue to impact our net income in a similar way after the deconsolidation of the Fortress Funds. For a discussion of the impact of market risk factors on our financial instruments refer to ‘‘Item 7A Quantitative and Qualitative Disclosures About Market Risk’’ and ‘‘Application of Critical Accounting Policies — Valuation of Investments’’.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2006, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. In addition, on a historical basis, we had the contractual obligations of our consolidated Fortress Funds. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	Jan. 1, 2007 to Dec. 31, 2007	Jan. 1, 2008 to Dec. 31, 2009	Jan. 1, 2010 to Dec. 31, 2011	Thereafter
Operating lease obligations	$89,468	$12,893	$26,269	$21,411	$28,895
Fortress Operating Group debt obligations payable(1)	836,050	300,648	95,935	439,467	—
Service contracts	36,366	9,923	9,124	5,968	11,351
Investment company debt obligations payable(1)(2)	3,887,149	490,174	505,716	244,059	2,647,200
Consolidated Contractual Obligations	4,849,033	813,638	637,044	710,905	2,687,446
Add Fortress Operating Group capital commitments to Fortress Funds(3)	137,399	137,399	—	—	—
Less investment company debt obligations payable(1)	(3,887,149)	(490,174)	(505,716)	(244,059)	(2,647,200)
Fortress Operating Group Contractual Obligations	$1,099,283	$460,863	$131,328	$466,846	$40,246

(1)	Includes interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The interest on Fortress Operating Group’s credit agreement is estimated based on rates in effect as a result of the occurrence of the initial public offering prior to December 31, 2007. The future interest payments are calculated using effective rates as of December 31, 2006, including both variable and fixed rates pursuant to the debt agreements.
(2)	These obligations are those of the Fortress Funds, which were deconsolidated effective March 31, 2007.
(3)	These obligations represent commitments by us to provide capital funding to the Fortress Funds, which are consolidated as of December 31, 2006. In connection with the initial public offering, the Fortress Funds were deconsolidated as of March 31, 2007, and these commitments to them remain. These amounts are due on demand and are therefore presented in the less than one year category. However, the capital commitments are expected to be called substantially over the next three years.

72

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue.

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. The net effect of these fair value changes impacts the gains (losses) from investments in our combined income statements. However, the majority of these fair value changes are absorbed by the non-controlling interest holders. To the extent the Fortress Funds are deconsolidated, our investment in the funds will continue to impact our net income in a similar way.

Risks are analyzed across funds from the ‘‘bottom up’’ and from the ‘‘top down’’ with a particular focus on asymmetric risk. The company gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

Although the Fortress Funds share many common themes, each segment within the investment companies runs their own investment and risk management process subject to the company’s overall risk tolerance and philosophy:

•	the investment process of our private equity funds involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

•	our hybrid hedge funds and Castles perform extensive credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have extensive asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•	our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks.

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates:

	As of December 31, 2006
	Investment Manager	Fortress Funds	Consolidated
Assets
Investment company holdings, at fair value Loans and securities	$—	$6,874,748	$6,874,748
Investments in affiliates	—	14,985,578	14,985,578
Derivatives	—	84,270	84,270
Other investments
Loans and securities	317	—	317
Options in affiliates	139,266	—	139,266
	$139,583	$21,944,596	$22,084,179

	As of December 31, 2006
	Investment Manager	Fortress Funds	Consolidated
Liabilities
Securities sold not yet purchased, at fair value	$—	$97,717	$97,717
Derivative liabilities, at fair value	1,619	122,288	123,907
Investment company debt obligations payable	—	2,619,456	2,619,456
Other debt obligations payable	687,153	—	687,153
	$688,772	$2,839,461	$3,528,233

Fortress Funds

The Fortress Operating Group is sensitive to changes in market risk factors that impact management fees and incentive income, which are reflected in our historical combined financial statements as an allocation of income from consolidated Fortress Funds.

Impact on Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the net asset value, or NAV, of a Fortress Fund, as described in our historical combined financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2006, approximately 60.5% of our management fees earned were based on the NAV of the applicable funds.

Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors, (ii) whether such performance criteria are annual or over the life of the fund, (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund’s incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary widely from fund to fund, is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

Market Risk

The Fortress Funds hold investments that are reported at fair value as of the reporting date, which include investment company holdings, at fair value and securities sold not yet purchased. Based on the balance as of December 31, 2006, we estimate that the fair value of investment company holdings, at fair value and securities sold not yet purchased, would change by $2.2 billion and $9.8 million, respectively, in the event of a 10% change in fair value of the holdings and securities. However, we estimate the impact to gain (loss) on investments would be significantly less than the change in fair value since we generally have a 1% to 5% investment in these funds, and the non-controlling interests in income of consolidated subsidiaries would correspondingly offset 99% to 95% of the change in fair value, respectively. As discusssed above, this change would impact our management fees and incentive income.

Exchange Rate Risk

The Fortress Funds hold investments that are denominated in foreign currencies that may be affected by movements in the rate of exchange between the U.S. dollar and the foreign currency. The following table presents our estimate of the change in fair value of these investments in the event of a 10% change in the rate of exchange against the U.S. dollar (dollars in millions):

Currency	Approximate Change
AUD	$(1.1)
CAD	155.2
EUR	423.7
GBP	74.9
$652.7

Interest Rate Risk

The Fortress Funds have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on investment company debt obligations payable as of December 31, 2006, we estimate that interest expense relating to variable rate debt obligations payable would increase by $13.3 million on an annual basis in the event interest rates were to increase by one percentage point. However, we estimate the impact to net income would be significantly less than the increase in interest expense since we generally have a 1% to 5% investment in these funds, and the non-controlling interests in income of consolidated subsidiaries would correspondingly offset 99% to 95% of the increase in interest expense.

Fortress Operating Group

Financial assets and liabilities of Fortress Operating Group, on a stand-alone basis, that are impacted by changes in the value of securities, foreign exchange, and interest rates are investments in Fortress Funds, debt obligations payable, options in affiliates and foreign currency forward contracts entered into to economically hedge the risk of fluctuations in foreign currency exchange rates with respect to its foreign investments.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2006, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.6 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

Gains (losses) on options granted to us by one of the Castles may be affected by movements in (i) the equity price of the underlying shares and/or (ii) the rate of exchange between the U.S. dollar and the Euro. Fortress Operating Group is not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts. Based on the levels of gains (losses) on investments for the year ended December 2006, we estimate that gains and losses on investments would amount to $27.4 million and ($25.9 million), respectively, in the event of a 10% change in the equity price of the underlying shares.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Fortress Operating Group
Report of Independent Registered Public Accounting Firm	76
Combined Balance Sheets as of December 31, 2006 and 2005	77
Combined Income Statements for the years ended December 31, 2006, 2005 and 2004	78
Combined Statements of Changes in Members’ Equity for the years ended December 31, 2006, 2005 and 2004	79
Combined Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	80
Notes to Combined Financial Statements	82
Fortress Investment Group Holdings LLC
Report of Independent Registered Public Accounting Firm	136
Balance Sheet as of December 31, 2006	137

All supplemental schedules have been omitted because either the required information is included in our combined financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Members of

Fortress Investment Holdings LLC, Fortress Principal Investment Holdings II LLC, Fortress Principal Investment Holdings III LLC, Fortress Principal Investment Holdings IV LLC, Fortress Canada Management Trust, FIG Partners Pool (P) LLC, FIG Partners Pool (P2) LLC, and FIG Partners Pool (A) LLC

We have audited the accompanying combined balance sheets of the companies listed above, (hereinafter referred to as the ‘‘Companies’’), as of December 31, 2006 and 2005, and the related combined statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Companies’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies at December 31, 2006 and 2005, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
April 12, 2007

FORTRESS OPERATING GROUP
(Limited Liability Companies)

COMBINED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$61,120	$36,229
Cash held at consolidated subsidiaries and restricted cash	564,085	252,134
Due from affiliates	635,748	365,843
Receivables from brokers and counterparties	109,463	35,367
Investment company holdings, at fair value
Loans and securities	6,874,748	3,597,958
Investments in affiliates	14,985,578	6,972,857
Derivatives	84,270	11,294
Other investments
Loans and securities	317	389,978
Equity method investees	37,250	37,601
Options in affiliates	139,266	23,910
Other assets	190,728	140,767
	$23,682,573	$11,863,938
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$15,112	$58,077
Due to brokers and counterparties	187,495	124,597
Accrued compensation and benefits	159,931	102,132
Other liabilities	152,604	176,007
Deferred incentive income	1,648,782	585,864
Securities sold not yet purchased, at fair value	97,717	45,219
Derivative liabilities, at fair value	123,907	933
Investment company debt obligations payable	2,619,456	1,820,149
Other debt obligations payable	687,153	430,284
	5,692,157	3,343,262
Commitments and Contingencies
Non-Controlling Interests in Consolidated Subsidiaries	17,868,895	8,397,167
Members’ Equity
Members’ equity	119,561	123,704
Accumulated other comprehensive income (loss)	1,960	(195)
	121,521	123,509
	$23,682,573	$11,863,938

See notes to combined financial statements

FORTRESS OPERATING GROUP
(Limited Liability Companies)

COMBINED INCOME STATEMENTS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues
Management fees from affiliates	$154,649	$81,356	$51,993
Incentive income from affiliates	185,364	172,623	54,251
Other revenues	70,802	30,334	22,427
Interest and dividend income – investment company holdings
Interest income	843,589	529,221	128,882
Interest income from controlled affiliate investments	54,003	58,539	31,189
Dividend income	9,184	7,691	125
Dividend income from controlled affiliate investments	203,713	163,635	62,511
	1,521,304	1,043,399	351,378
Expenses
Interest expense
Investment company holdings	505,340	318,010	21,492
Other	54,026	11,682	5,521
Compensation and benefits	436,004	259,216	123,084
General, administrative and other	115,095	94,054	47,313
Depreciation and amortization	6,818	2,267	993
	1,117,283	685,229	198,403
Other Income
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	(47,494)	184,644	69,802
Net realized gains from controlled affiliate investments	998,212	396,062	101,318
Net unrealized gains	86,404	46,727	20,571
Net unrealized gains from controlled affiliate investments	5,556,907	2,276,545	689,967
Other investments
Net realized gains (losses)	(13,608)	3,750	(880)
Net realized gains from affiliate investments	977	120	4,749
Net unrealized gains (losses)	4,044	232	(2,105)
Net unrealized gains from affiliate investments	182,228	33,079	18,748
Earnings from equity method investees	5,039	10,465	14,616
	6,772,709	2,951,624	916,786
Income Before Deferred Incentive Income, Non-Controlling Interests in Income of Consolidated Subsidiaries and Income Taxes	7,176,730	3,309,794	1,069,761
Deferred incentive income	(1,066,137)	(444,567)	(104,558)
Non-controlling interests in income of consolidated subsidiaries	(5,655,184)	(2,662,926)	(847,365)
Income Before Income Taxes	455,409	202,301	117,838
Income tax expense	(12,525)	(9,625)	(3,388)
Net Income	$442,884	$192,676	$114,450
Unaudited Pro Forma Financial Information – Note 2
Earnings per Fortress Operating Group unit, pro forma, basic and diluted	$1.21	$0.52	$0.31
Weighted average number of Fortress Operating Group units outstanding, pro forma, basic and diluted	367,143,000	367,143,000	367,143,000

See notes to combined financial statements

FORTRESS OPERATING GROUP
(Limited Liability Companies)

COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
Members’ equity – December 31, 2003	$34,087	$3,283	$37,370
Capital distributions	(67,688)		(67,688)
Comprehensive income
Net income	114,450		114,450
Foreign currency translation		1,449	1,449
Net unrealized gain on derivatives designated as cash flow hedges		34	34
Comprehensive income (loss) from equity method investees		(738)	(738)
Total comprehensive income			115,195
Members’ equity – December 31, 2004	80,849	4,028	84,877
Capital contributions	8,000		8,000
Capital distributions	(157,821)		(157,821)
Comprehensive income
Net income	192,676		192,676
Net unrealized gain on securities available for sale		92	92
Foreign currency translation		(1,700)	(1,700)
Net unrealized gain on derivatives designated as cash flow hedges		72	72
Comprehensive income (loss) from equity method investees		(2,687)	(2,687)
Total comprehensive income			188,453
Members’ equity – December 31, 2005	123,704	(195)	123,509
Capital distributions	(447,027)		(447,027)
Comprehensive income
Net income	442,884		442,884
Net unrealized (loss) on securities available for sale		(92)	(92)
Foreign currency translation		686	686
Net unrealized gain on derivatives designated as cash flow hedges		2	2
Comprehensive income from equity method investees		1,559	1,559
Total comprehensive income			445,039
Members’ equity – December 31, 2006	$119,561	$1,960	$121,521

See notes to combined financial statements

FORTRESS OPERATING GROUP
(Limited Liability Companies)

COMBINED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
(dollar in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$442,884	$192,676	$114,450
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,818	2,267	993
Other amortization and accretion	6,782	(3,670)	(3,384)
Earnings from equity method investees	(5,039)	(10,465)	(14,616)
Distributions of earnings from equity method investees	10,076	8,307	5,765
Gains from investments	(6,767,671)	(2,941,159)	(902,170)
Deferred incentive income	1,066,137	444,567	104,558
Non-controlling interests in income of consolidated subsidiaries	5,655,184	2,662,926	847,365
Deferred tax expense	389	5,099	2,892
Options received from affiliates	(31,588)	(2,314)	(2,286)
Assignments of options to employees	15,947	—	5,901
Other non-cash amounts included in net income	—	(845)	—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(311,471)	(81,460)	(132,611)
Due from affiliates	(168,216)	(210,711)	(75,188)
Receivables from brokers and counterparties and other assets	(110,107)	(40,671)	(31,950)
Due to affiliates	(42,978)	4,752	6,399
Accrued compensation and benefits	181,812	108,499	47,324
Due to brokers and counterparties and other liabilities	41,338	149,145	33,064
Investment company holdings
Purchases of investments	(14,779,729)	(7,583,665)	(5,345,472)
Proceeds from sale of investments	10,205,552	5,217,675	2,982,236
Net cash used in operating activities	(4,583,880)	(2,079,047)	(2,356,730)
Cash Flows From Investing Activities
Purchase of other loan and security investments	(353,289)	(495,380)	—
Proceeds from sale of other loan and security investments	733,825	126,197	—
Purchase of interests in equity method investees	(1,732)	(17,985)	(8,846)
Cash received (paid) on settlement of derivatives	(1,882)	2,328	(1,561)
Purchase of fixed assets	(14,998)	(28,531)	(2,031)
Net cash provided by (used in) investing activities	361,924	(413,371)	(12,438)

FORTRESS OPERATING GROUP
(Limited Liability Companies)

COMBINED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
(dollar in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Financing Activities
Borrowings under debt obligations	5,862,011	2,749,589	1,180,336
Repayments of debt obligations	(4,817,151)	(1,434,393)	(475,092)
Payment of deferred financing costs	(27,875)	(34,446)	(12,026)
Capital contributions	—	8,000	—
Capital distributions	(447,027)	(146,878)	(30,559)
Non-controlling interests in consolidated subsidiaries – contributions	6,209,635	2,865,922	2,479,052
Non-controlling interests in consolidated subsidiaries – distributions	(2,532,746)	(1,489,352)	(767,088)
Net cash provided by financing activities	4,246,847	2,518,442	2,374,623
Net Increase in Cash and Cash Equivalents	24,891	26,024	5,455
Cash and Cash Equivalents, Beginning of Period	36,229	10,205	4,750
Cash and Cash Equivalents, End of Period	$61,120	$36,229	$10,205
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds of $342.1 million, $181.6 million and $6.8 million, respectively)	$175,945	$60,940	$11,037
Cash paid during the period for income taxes	$11,163	$7,183	$124
Supplemental Schedule of Non-cash Investing and Financing Activities
Distribution of shares and options	$—	$10,943	$37,129
Investment of amounts payable to employees into Fortress Funds	$138,055	$48,549	$28,209

See notes to combined financial statements

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Fortress Operating Group is a global alternative asset management firm founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies (the ‘‘Fortress Funds’’). Fortress generally makes principal investments in these funds, which typically range from less than 1% to approximately 5% of the equity of the entities.

Fortress has three principal sources of income from the Fortress Funds: management fees, related incentive returns or income, and investment income on its principal investments in the funds. The Fortress Funds fall into four primary business segments in which Fortress operates:

1)	Private equity funds, which invest in debt and equity securities of public or privately held entities.

2)	Liquid hedge funds, which invest in the global fixed income, commodities, currency and equity markets, and their related derivatives.

3)	Hybrid hedge funds, which invest in undervalued, distressed and other less liquid investments.

4)	Publicly traded alternative investment vehicles that Fortress refers to as the ‘‘Castles,’’ which are companies that invest in operating real estate and real estate related loans and securities (debt and equity).

The accompanying combined financial statements include the accounts of eight affiliated entities under common control and management (‘‘Fortress Operating Group’’) and their respective consolidated subsidiaries (collectively, ‘‘Fortress’’ or the ‘‘Company’’). Each of the eight entities is owned either directly or indirectly by its members, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone, and Michael Novogratz (the ‘‘Principals’’). The liability of each Principal under the operating agreements of the eight entities is limited to the amount of capital contributions required to be made by such Principal in accordance with the provisions of the respective operating agreements. The operating agreements provide that each of these entities will continue indefinitely unless terminated by the Principals or through an event of dissolution, as defined.

Certain of the Fortress Funds are consolidated into Fortress, notwithstanding the fact that Fortress has only a minority economic interest in these funds, pursuant to generally accepted accounting principles as described in Note 2. Consequently, Fortress’s financial statements reflect the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis. The majority ownership interests in these funds, which are not owned by Fortress, are reflected as non-controlling interests in consolidated subsidiaries in the accompanying financial statements. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds are eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds is increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds has no material net effect on Fortress’s earnings from the Fortress Funds. For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 10.

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation, or Nomura, pursuant to which Nomura acquired a 15% indirect stake in Fortress Operating Group for approximately

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

$888 million, all of the proceeds of which went to the Principals. The Nomura transaction closed on January 17, 2007. This transaction had and will have no effect on Fortress’s financial condition, liquidity, or results of operations.

In the first quarter of 2007, Fortress completed a reorganization, an initial public offering of equity for net proceeds of approximately $652.6 million, and a number of related transactions, including effecting the deconsolidation of the consolidated Fortress Funds. Each of these transactions is described in Note 11.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting   —   The accompanying combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). The combined entities are under the common ownership and control of the Principals. The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, and (ii) the consolidated Fortress Funds, which are those entities in which it has a substantive, controlling general partner or managing member interest or in which it is the primary beneficiary of a variable interest entity (‘‘VIE’’) as described below. With respect to the consolidated Fortress Funds, Fortress generally has operational discretion and control, and the limited partners/members have no substantive rights to impact ongoing governance and operating activities. All significant intercompany transactions and balances have been eliminated.

VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. Fortress’s investment company subsidiaries are not subject to these consolidation provisions with respect to the Portfolio Companies (as defined below) pursuant to their specialized accounting.

Non-controlling interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries, including the consolidated Fortress Funds, held by entities or persons other than Fortress. Non-controlling interest holders in consolidated Fortress Funds (the ‘‘Investors’’) own a substantial portion (approximately 99% and 98% as of December 31, 2006 and 2005, respectively) of Fortress’s consolidated net assets. Non-controlling interests related to hedge funds are redeemable: (i) quarterly at the request of the Investor, subject to a one-year lockup, in the case of liquid hedge funds ($447.1 million and $280.4 million as of December 31, 2006 and 2005, respectively), or (ii) annually at the request of the Investor, as liquid assets become available, in the case of hybrid hedge funds ($4,934.2 million and $2,631.7 million, respectively). Non-controlling interests related to limited-lived private equity funds ($12,306.8 million and $5,167.7 million, respectively) will be settled at the end of each respective fund’s life, which could occur under certain circumstances in advance of that fund’s scheduled termination date. When redeemed amounts become legally payable to Investors on a current basis, they are reclassified to a liability account. Non-controlling interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

All but one of the consolidated Fortress Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide — Investment Companies. Fortress has retained the specialized accounting of these funds pursuant to Emerging Issues Task Force (‘‘EITF’’) No. 85-12 ‘‘Retention of Specialized Accounting for Investments in Consolidation.’’ Accordingly, the accompanying financial statements reflect different accounting policies for similar investments depending on whether or not they are held through an investment company subsidiary. The consolidated Fortress Funds that are investment companies reflect their investments on the balance sheet at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of current income. Additionally, these funds do not consolidate their majority-owned and controlled investments (the ‘‘Portfolio Companies’’), except to the extent that the Portfolio Companies act as operating subsidiaries by providing services to these funds. Four of the consolidated Fortress Funds (the ‘‘Feeder Funds’’) invest primarily through unconsolidated subsidiaries (the ‘‘Master Funds’’). Pursuant to their specialized accounting, which has been retained by Fortress, these consolidated Feeder Funds reflect their pro-rata share of the individual income statement line items of their related Master Funds similar to a proportionate consolidation. However, for balance sheet purposes, Fortress generally records its investments in the Master Funds on one line at estimated fair value.

Distributions by Fortress and its subsidiaries are recognized when declared.

For entities over which Fortress may exercise significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities.

The unaudited pro forma share data presented on the income statement is based on the number of Fortress Operating Group units issued to the Principals upon the reorganization of Fortress in January 2007 in connection with the Nomura transaction and initial public offering (Note 11), as if the units has been outstanding from January 1, 2004.

Use of Estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassification — In connection with the re-evaluation of certain transactions previously reported on a net basis, Fortress has concluded that a gross presentation is more appropriate which resulted in a $38.5 million increase of both interest income and interest expense for the year ended December 31, 2005. This reclassification had no net effect on Fortress’s financial position, results of operations or liquidity, nor did it impact distributable earnings or segment (unconsolidated) revenues or expenses, and it also did not impact Fortress’s trends due to the substantial increases in both interest income and interest expense during 2005; accordingly, Fortress has concluded that this reclassification is not material to its financial statements taken as a whole.

Revenue Recognition

Management Fees — Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Incentive Income   —   Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. ‘‘clawed back’’) to that fund. Fortress has elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of EITF Topic D-96 ‘‘Accounting for Management Fees Based on a Formula.’’ Under Method 1, Fortress does not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

Incentive income from consolidated Fortress Funds entitles Fortress to a greater allocable share of these funds’ earnings, and correspondingly reduces the non-controlling interests’ allocable share thereof. However, to the extent that incentive income is subject to contingent repayment, Fortress defers the recognition of this income by eliminating it from the income statement through the caption deferred incentive income and recording a corresponding liability on the balance sheet called deferred incentive income. When the related contingencies are resolved, the deferred incentive income liability is reversed and reflected in earnings under the caption deferred incentive income. Deferred incentive income related to a particular private equity fund, each of which has a limited life, would be recognized upon the termination of the fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur.

In connection with incentive income from unconsolidated Fortress Funds, Fortress only records its allocable share of the funds’ earnings to the extent that this income is not subject to contingent repayment. Incentive income that is paid to Fortress from these funds and that is subject to contingent repayment is recorded as deferred incentive income liability until the related contingencies are resolved. No incentive income subject to contingent repayment has been received to date from unconsolidated Fortress Funds.

The deferred incentive income liability on the accompanying balance sheet represents the cumulative deferral of allocated incentive income, distributed and undistributed, from the consolidated Fortress Funds, as well as the cumulative distributions of incentive income from the unconsolidated Fortress Funds that are, in each case, subject to contingent repayment.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year). Incentive income recognized as revenue during the fourth quarter from these funds was $16.1 million, $115.8 million and $ 27.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, the organizational documents of certain liquid hedge funds were amended such that incentive income from all liquid hedge funds is now earned based on achieving quarterly, rather than annual, performance criteria.

Stock Options Received   —   Fully vested stock options are issued to Fortress by certain of the Castles as compensation for services performed in raising capital for these entities. These options

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using a binomial option pricing model for North American companies and a Monte Carlo option pricing model for European companies. Since the Castles’ option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate.

After receipt, stock options that meet the characteristics of derivatives are measured at fair value with changes in fair value recognized in current income as unrealized gains or losses. Stock options that do not meet the characteristics of derivatives because, among other things, they cannot be effectively settled for cash are held at cost (which is equal to the initial estimated value), subject to impairment review. No impairment has been recorded in respect of these options through December 31, 2006.

Security Transactions, Interest and Dividend Income and Other Income — Fortress recognizes security transactions on the trade date. Discounts and premiums on loans and securities purchased, as well as origination fees received, are amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method. Dividend income is recognized by consolidated Fortress Funds that are investment companies on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis. Fixed rate preferred dividends are recognized as earned.

Fortress does not accrue interest on loans that are past due more than 90 days, or less when the probability of collection of interest is deemed insufficient to warrant further accrual. Upon such a determination, those loans are considered to be nonperforming.

‘‘Day one’’ gains (or losses) on financial instruments represent the unrealized gain (or loss) resulting from the difference between the transaction price of a financial instrument and the fair value of the instrument at initial recognition. ‘‘Day one’’ gains (or losses) are recognized only when the fair value of the instrument is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. To date, Fortress has not recognized any ‘‘day one’’ gains or losses.

Balance Sheet Measurement

Cash and Cash Equivalents   —   Fortress considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Cash Held at Consolidated Subsidiaries and Restricted Cash — Restricted cash of $0.9 million and $20.1 million as of December 31, 2006 and 2005, respectively, represented funds held in securitization trustee accounts at consolidated Fortress Funds. Cash held at consolidated subsidiaries of $563.2 million and $232.0 million as of December 31, 2006 and 2005, respectively, although not legally restricted, is not available to fund general liquidity needs of Fortress.

Due from/to Affiliates   —   For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. Amounts due from and due to affiliates are recorded at their current settlement amount.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Investment Company Holdings, at Fair Value   —   Included in this caption are loans, securities and derivatives held by the consolidated Fortress Funds that are investment companies, which are stated at estimated fair value. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Unrealized gains or losses on these investments are recorded through current income each period.

Investments in securities traded on a national securities exchange are stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market and listed securities for which no sale was reported on that date are stated at the last quoted bid price, except for short positions and call options written, if any, for which the last quoted asked price is used. Short-term notes, due to their limited duration, are stated at amortized cost, which approximates fair value.

Investments that are not listed on an exchange may be valued using the ‘‘bid’’ quotations for long positions and ‘‘asked’’ quotations for short positions obtained from unaffiliated market makers, brokers, or other financial institutions that trade similar investments. For investments where broker quotes are not available, independent valuation agents, including Fortress’s counterparties in the case of derivatives owned, may be used to help determine estimated fair value. Independent valuation agents determine values by using their own proprietary valuation models. For all other investments, the fair value of the investments is estimated based on proprietary models developed by Fortress, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. However, these values may be adjusted if a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from external sources or models.

Investments in entities whose functional currency is other than the U.S. dollar are valued based on the spot rate of their respective currency at the end of the respective reporting period. Purchases and sales of investments and other transactions denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of the transactions.

Other Investments — Loans and Securities   —   Included in this caption are investments held by the one consolidated Fortress Fund which is not an investment company, known as Northcastle. The loans are presented net of any unamortized discount or fees (or gross of any premium) and net of any allowance for loan losses. An allowance for loss is established to bring the carrying amount of a loan to its estimated realizable amount when the loan is considered impaired. Loans are considered impaired when it is probable that Fortress will be unable to collect all principal or interest when due.

The securities are marketable equity securities classified as available for sale. As such, they are carried at fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income. Unrealized losses on securities are charged to income if they reflect a decline in value that is other than temporary. A decline in value is considered other than temporary if either (a) it is deemed probable that Fortress will be unable to collect all amounts anticipated to be collected at acquisition, or (b) Fortress does not have the ability and intent to hold the investment until a forecasted market price recovery.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following:

	Other Assets
	December 31,
	2006	2005
Deferred tax asset	$2,808	$3,096
Fixed assets	50,095	35,097
Accumulated depreciation	(10,616)	(3,812)
Deferred charges	63,218	47,241
Accumulated amortization	(21,009)	(10,019)
Interest and other receivables	55,956	58,906
Other assets	50,276	10,258
	$190,728	$140,767

	Other Liabilities
	December 31,
	2006	2005
Current taxes payable	$12,335	$5,726
Deferred taxes payable	12,989	13,380
Note payable	3,219	3,219
Interest payable	9,755	18,623
Redemptions payable	57,275	92,027
Accounts payable	10,424	5,956
Accrued expenses	36,914	22,065
Other liabilities	9,693	15,011
	$152,604	$176,007

Fixed Assets, Depreciation and Amortization   — Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, and fractional shares in corporate aircraft, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, twenty years for an interest in an aircraft, and three to seven years for other fixed assets.

Deferred Charges   —   Deferred charges consist of costs incurred in obtaining financing which are amortized over the term of the financing using the effective interest method.

Deferred Tax Asset and Taxes Payable   — See Note 7.

Securities Sold Not Yet Purchased, At Fair Value   —   These are securities that the consolidated Fortress Funds that are investment companies have sold but did not own prior to the sale. In order to facilitate the short sale, the fund had to borrow the securities from another party and deliver them to the buyer. The fund will be required to ‘‘cover’’ its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The fund is exposed to a loss to the extent that the security price increases during the time from when the fund borrowed the security to when it purchases it in the market to cover the short. Changes in the value of these securities are reflected as unrealized gains (losses) in the accompanying income statements.

Debt Obligations and related Interest Expense   —   Debt is presented net of any unamortized discounts or gross of any unamortized premiums. Discounts and premiums are amortized into interest expense on the effective interest (or level yield) method through the expected maturity date of the related financing.

Derivatives and Hedging Activities   —   All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in income, either in Investment Company Holdings — Net Unrealized Gains from Non-affiliate Investments, or in Other Investments — Net Unrealized Gains from Non-affiliate Investments, as applicable. Net payments under these derivatives are similarly recorded, but as realized.

Cash Flow Hedges

In order to reduce interest rate risk, Fortress has and may enter into interest rate swap agreements whereby Fortress would receive floating rate payments in exchange for fixed rate payments, effectively converting a floating rate borrowing to fixed rate. Fortress intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR).

To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (1) the items to be hedged expose Fortress to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Fortress’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, the transaction is probable. In addition, the hedging relationship must be properly documented. Effectiveness is periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and the items being hedged.

The effective portion of any gain or loss, and of net payments received or made, is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of any gain or loss, and of net payments received or made, is recognized in current earnings.

Foreign Currency Hedges

To qualify for hedge accounting with respect to a net investment in a foreign operation, the hedging instrument must be highly effective in reducing Fortress’s exposure to the risk of changes in foreign currency exchange rates with respect to the investment. In addition, the hedging relationship must be properly documented. Effectiveness is periodically assessed based upon a comparison of the relative changes in the fair values of the hedge and the item being hedged (with respect to changes in foreign currency exchange rates).

The effective portion of any gain or loss, and of net payments received or made, on a hedge of a net investment in a foreign operation is reported as a component of other comprehensive income and reclassified into earnings in the period the net investment is sold. The ineffective portion of any gain or loss, and of net payments received or made, is recognized in current earnings.

Fortress has entered into foreign currency forward contracts to economically hedge the risk of fluctuations in foreign currency exchange rates with respect to its foreign investments; however, these derivatives did not qualify as hedges for accounting purposes during the years ended December 31, 2005 or 2004 or during the period from January 1, 2006 through October 26, 2006. Subsequent to October 26, 2006, certain of these derivatives did qualify as hedges.

Other

Fortress’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Fortress minimizes this risk by limiting its counterparties to highly rated major financial institutions with good credit ratings. Management does not expect any material losses as a result of default by other parties. Fortress does not require collateral.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

No ineffectiveness was recorded on Fortress’s hedges during the years ended December 31, 2006, 2005 or 2004.

Comprehensive Income   —   Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying income statements, adjusted for unrealized gains or losses on securities available for sale and on derivatives designated as cash flow hedges, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

The following table summarizes Fortress’s accumulated other comprehensive income:

	December 31,
	2006	2005
Direct
Net unrealized gains on securities available for sale	$—	$92
Net unrealized gains on derivatives designated as cash flow hedges	8	6
Net foreign currency translation adjustments	843	157
Through equity method investees
Net unrealized gains on securities available for sale	8,810	8,276
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(7,810)	(8,835)
Net foreign currency translation adjustments	109	109
Accumulated other comprehensive income (loss)	$1,960	$(195)

Foreign Currency — Foreign currency denominated assets, liabilities and operations are primarily held through consolidated Fortress Funds. Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2006, 2005 and 2004.

Profit Sharing Arrangements   —   Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

Approximately $236.0 million, $130.3 million and $50.5 million was recorded as compensation expense in connection with contractual profit sharing arrangements related to both private equity and hedge funds during the years ended December 31, 2006, 2005 and 2004, respectively.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

For profit sharing plans related to hedge funds, where incentive income is received on a quarterly or annual basis, the related compensation expense is accrued during the period for which the related payment is made.

For profit sharing plans related to private equity funds, where incentive income is received as investments are realized but is subject to clawback (see ‘‘Incentive Income’’ above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

Fortress’s determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, the most significant of which is the level of realized gains generated by the underlying funds which may ultimately give rise to incentive income payments. Accordingly, profit sharing expense is generally recorded upon realization events within the underlying funds. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain.

As of December 31, 2006, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $252.8 million of distributed incentive income from private equity funds (Note 3). If the $1,405.5 million of undistributed deferred incentive income from private equity funds was realized, Fortress would recognize and pay an additional $508.3 million of compensation expense.

Fortress may withhold a portion of the profit sharing payments relating to private equity fund incentive income as a reserve against contingent repayment obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

Income Taxes   —   No federal income taxes have been provided for by Fortress Operating Group in the accompanying financial statements as each Principal is individually responsible for reporting income or loss based upon their respective share of Fortress Operating Group’s income and expenses as reported for income tax purposes.

However, certain consolidated subsidiaries of Fortress are subject to New York City unincorporated business tax (UBT) on their trade and business activities conducted in New York City. Additionally, one consolidated subsidiary is subject to U.S. federal corporate income tax. Fortress accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is probable that a deferred tax asset will not be realized.

Recent Accounting Pronouncements   —   In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment’’, which requires all equity-based payments to employees to be recognized using a fair value based method. To date, Fortress has not issued any equity-based compensation awards. On January 1, 2006, Fortress adopted SFAS No. 123 (R) using the modified prospective

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

method and therefore prior period amounts will not be restated. The adoption of SFAS 123 (R) did not have a material impact on Fortress’s historical financial statements.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 is not expected to have a material impact on Fortress’s financial statements.

In September 2006, the FASB cleared Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) for issuance. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reporting periods beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SFAS 159.

3.	MANAGEMENT AGREEMENTS AND THE FORTRESS FUNDS

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of assets under management, and related incentive income, which is generally based on a percentage of profits subject to the achievement of performance criteria. Substantially all of Fortress’s net assets, after deducting the portion attributable to non-controlling interests, are comprised of principal investments in, or receivables from, these funds.

The Principals and certain executive officers of Fortress may also serve as directors and/or officers of each of the Castles and of certain Portfolio Companies and may have investments in these entities.

The Fortress Funds are divided into four segments and Fortress’s agreements with each are detailed below.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2006.

	Total Capital Commitments (A)	Fortress Capital Commitments	Fortress and Affiliates Capital Commitments (B)	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
Consolidated	$13,821,596	$245,547	$1,083,551	55.7%	Jan-2010	Nov-2030	1.0% – 1.5%	20%	6% – 10%
Unconsolidated	$40,500	None	None	100.0%	Ended	Apr-2010 (C)	None	25%	None

(A)	Represents the total amount of capital committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of:

Employees	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$69,010	$270,000	$498,994	$838,004	$245,547	$1,083,551

(C)	Subsequent to the end of the capital commitment periods, the respective capital commitments may not be drawn to fund new investments, but are available to maintain ongoing business of the funds. NIH (one of Fortress’s equity method investees) does not have capital commitments. It is a privately traded company owned through membership interests. It has an indefinite life.
(D)	Including all available extensions. Only $0.5 billion of the total commitments extend beyond January 2017.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. Funds representing approximately $0.5 billion of total commitments have a 6% threshold, the rest have thresholds of either 8% or 10%. Some of the private equity funds do not have an incentive income provision; the capital commitments of such funds aggregate less than $50 million. There is no clawback provision with respect to NIH. Due to prior return of capital distributions, NIH essentially has a zero incentive income threshold.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 38.5% as of December 31, 2006 based on a weighted average by total capital commitments, of the incentive income received from the private equity funds.

Two of the consolidated private equity funds are Feeder Funds that make their investments primarily through Master Funds. Summary financial information regarding the Master Funds is presented in Note 4.

Fortress manages one of the consolidated private equity funds with approximately $0.9 billion of capital commitments (‘‘Fund I’’) pursuant to certain agreements which provide that Fortress is entitled to 50% of the Fund I incentive income and NIH, a Fortress Fund which is a private equity fund and an equity method investee of Fortress, is entitled to the other 50%.

Deferred incentive income allocated from Fortress Funds, subject to contingent repayment (Note 2), was comprised of the following:

	December 31,
	2006	2005
Distributed – gross	$252,774	$123,426
Less: Recognized	(9,473)	—
Distributed – unrecognized	243,301	123,426
Undistributed	1,405,481	462,438
Total	$1,648,782	$585,864

Through September 30, 2006, no incentive income subject to contingent repayment had been recognized as income. In the fourth quarter of 2006, $9.5 million of previously deferred incentive income was recognized since all of the contingencies related to such income had been resolved.

As of December 31, 2006, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $252.8 million of distributed incentive income. If the $1,405.5 million of undistributed deferred incentive income were realized, Fortress would recognize and pay an additional $508.3 million of compensation expense.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds as of December 31, 2006.

	Net Asset Value (NAV)	Fortress Share of NAV (A)	Annual Management Fee (B)	Incentive Income (C)
Consolidated	$492,581	$28,605	2.0%-3.0%	20%-25%
Unconsolidated	$4,592,136	None	2.0%-3.0%	20%-25%

(A)	Net of employee amounts.
(B)	Expressed as a percent of NAV (as defined).
(C)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar quarter (quarterly) basis.

All of the liquid hedge funds are structured as Feeder Funds that make their investments primarily through Master Funds. Summary financial information regarding the Master Funds is presented in Note 4.

Pursuant to the provisions of deferred fee arrangements, Fortress could elect to defer receipt of all or a portion of the management fee and incentive income from each of the unconsolidated liquid hedge funds earned with respect to a particular fiscal year, and could elect to have a portion or all of these deferred amounts indexed either in the same manner as the fund’s other assets, or in another manner approved by the independent members of the board of directors of the fund. The value of these deferred amounts was a liability of the applicable fund to Fortress. Any amounts invested by the fund pursuant to these deferred fee arrangements were part of the general assets of the fund for all purposes, and Fortress had no proprietary interest in any of these assets. Fortress elected to defer receipt of its management fees and incentive income from these funds during 2006 and for the years ended December 31, 2005 and 2004. Subsequent to December 31, 2006, the deferred fee arrangements have been terminated (Note 11).

Hybrid Hedge Funds

The following table presents certain information with respect to the hybrid hedge funds as of December 31, 2006.

	Net Asset Value (NAV)	Fortress Share of NAV (A)	Annual Management Fee (B)	Incentive Income (C)
Consolidated	$5,163,151	$245,856	1.0%-2.0%	20%
Unconsolidated	$646,709	None	1.0%-2.0%	20%

(A)	Net of employee amounts.
(B)	Expressed as a percent of NAV (as defined).
(C)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar year (annual) basis. The unconsolidated hybrid hedge funds include two managed accounts with less than $20 million of NAV as of December 31, 2006 which do not have an incentive income provision.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Fortress and the offshore hybrid hedge fund (the unconsolidated hybrid hedge funds excluding the managed accounts mentioned above) entered into a deferred fee arrangement under substantially the same terms as the unconsolidated liquid hedge funds. Fortress elected to defer receipt of its management fees and incentive income from this fund during 2006 and for the years ended December 31, 2005 and 2004. Subsequent to December 31, 2006, the deferred fee arrangements have been terminated (Note 11).

Castles

The following table presents certain information with respect to the Castles as of December 31, 2006.

	Annual Management Fee (A)	Incentive Income (B)	Incentive Income Threshold Return (B)
Unconsolidated	1.5%	25%	8%-10%

(A)	Expressed as a percent of gross equity, as defined.
(B)	The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company’s gross equity (as defined) multiplied by the incentive income threshold return (shown above).

The management agreements between Fortress and the Castles provide for initial terms of one to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

4.	INVESTMENTS

A)    Investment Company Holdings, at Fair Value

Investment company holdings, at fair value, consist primarily of financial instruments held by consolidated Fortress Funds that are investment companies.

These holdings are presented as a percentage of Investment Company Holdings, at Fair Value.

	Amount		Percentage of Investment Company Holdings
	December 31,		December 31,
	2006	2005	2006	2005
Investment company holdings, at fair value
Loans and securities	$6,874,748	$3,597,958	31.4%	34.0%
Investments in affiliates	14,985,578	6,972,857	68.2%	65.9%
Derivatives	84,270	11,294	0.4%	0.1%
	$21,944,596	$10,582,109	100.0%	100.0%

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Loans and Securities

The following table presents Fortress’s loans and securities held through consolidated Fortress Funds that are investment companies.

Region / Instrument Type / Industry Description	Cost		Fair Value		% of Investment Company Holdings
	December 31,
	2006	2005	2006	2005	2006	2005
Asia / Pacific
Equity Instruments	$12,197	$1,436	$18,466	$6,615	0.1%	0.1%
Loans	22,280	—	22,360	—	0.1%	< .05%
Total Asia / Pacific	34,477	1,436	40,826	6,615	0.2%	0.1%
Central America Investment Fund	41,024	—	44,931	—	0.2%	< .05%
Total Central America	41,024	—	44,931	—	0.2%	< .05%
Europe
Debt Securities	—	2,745	—	2,611	< .05%	< .05%
Equity Instruments	287,953	113,578	348,359	121,323	1.6%	1.1%
Investment Fund	35,000	—	37,784	—	0.2%	< .05%
Loans	414,141	27,134	420,796	27,786	1.9%	0.3%
Total Europe	737,094	143,457	806,939	151,720	3.7%	1.4%
North America
Debt Securities
Accommodation and Food Services	26,703	167,340	29,959	168,389	0.1%	1.6%
Arts, Entertainment and Recreation	17,229	218,668	17,431	207,966	0.1%	2.0%
Finance and Insurance	14,111	313,234	14,624	313,136	0.1%	3.0%
Health Care and Social Assistance	9,000	111,408	9,180	110,383	< .05%	1.0%
Information	115,801	261,172	124,284	257,023	0.6%	2.4%
Manufacturing	123,196	130,923	127,979	126,238	0.6%	1.2%
Real Estate and Rental and Leasing	38,854	366,305	39,396	361,197	0.2%	3.4%
Retail Trade	13,519	256,985	13,177	250,809	0.1%	2.4%
Transportation and Warehousing	4,061	120,178	5,510	120,050	< .05%	1.1%
Utilities	79,704	123,581	84,454	128,038	0.4%	1.2%
Other	19,737	99,292	21,518	99,532	0.1%	0.9%
Total Debt Securities	461,915	2,169,086	487,512	2,142,761	2.3%	20.2%
Equity Instruments
Accommodation and Food Services	29,762	106,430	31,922	120,613	0.1%	1.1%
Finance and Insurance	82,090	33,931	91,625	38,458	0.4%	0.4%
Manufacturing	43,038	147,184	58,625	139,660	0.3%	1.3%
Real Estate and Rental and Leasing	454,002	208,892	530,355	236,460	2.4%	2.2%
Utilities	95,111	102,277	113,176	114,292	0.5%	1.1%
Other	284,595	88,551	300,241	91,695	1.4%	0.9%
Total Equity Instruments	988,598	687,265	1,125,944	741,178	5.1%	7.0%
Investment Funds	298,725	11,550	325,573	12,264	1.5%	0.1%
Loans
Accommodation and Food Services	461,772	—	457,829	—	2.1%	< .05%
Finance and Insurance	685,036	—	673,311	—	3.1%	< .05%
Health Care and Social Assistance	244,605	—	237,238	—	1.1%	< .05%
Information	354,734	—	326,359	—	1.5%	< .05%
Manufacturing	269,960	—	250,152	—	1.1%	< .05%
Real Estate and Rental and Leasing	1,136,961	181,528	1,117,617	172,988	5.1%	1.6%
Utilities	269,224	63,005	277,668	69,278	1.3%	0.7%
Other	742,617	334,252	702,849	301,154	3.1%	2.8%
Total Loans	4,164,909	578,785	4,043,023	543,420	18.4%	5.1%
Total North America	5,914,147	3,446,686	5,982,052	3,439,623	27.3%	32.5%
Total – Loans and Securities	$6,726,742	$3,591,579	$6,874,748	$3,597,958	31.4%	34.0%

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Investments in Affiliates

The following tables present Fortress’s investments in affiliated entities held through consolidated Fortress Funds that are investment companies. The first table contains information regarding all of Fortress’s directly held investments in affiliates including significant individual investments, which are investments that constitute more than 5% of Fortress’s Investment Company Holdings or more than 5% of Fortress’s gross investment assets.

Region / Industry Description / Significant Investment (if applicable)	Cost		Fair Value		% of Investment Company Holdings
	December 31,
	2006	2005	2006	2005	2006	2005
North America – Master Funds
Finance and Insurance
Fortress Investment Trust II	$242,222	$897,742	$2,059,440	$2,118,664	9.4%	20.0%
Fortress Registered Investment Trust	—	—	1,678,486	1,234,018	7.6%	11.7%
Drawbridge Global Macro Master Fund Ltd	304,532	181,297	407,976	235,712	1.9%	2.2%
Drawbridge RV Plus Master Fund Ltd	50,713	48,677	52,606	50,998	0.2%	0.5%
Total North America – Master Funds	597,467	1,127,716	4,198,508	3,639,392	19.1%	34.4%
Central America
Finance and Insurance	21,000	—	21,375	—	0.1%	< .05%
Total Central America	21,000	—	21,375	—	0.1%	< .05%
Europe
Finance and Insurance	472,746	437,061	593,225	445,041	2.7%	4.2%
Real Estate and Rental and Leasing:
GAGFAH S.A.	1,504,571	845,513	5,011,379	1,283,859	22.8%	12.1%
Other	268,378	506,244	659,936	520,999	3.0%	5.0%
Total Europe	2,245,695	1,788,818	6,264,540	2,249,899	28.5%	21.3%
North America
Accommodation and Food Services	1,381,611	—	1,381,539	—	6.3%	< .05%
Finance and Insurance	380,720	401,361	514,068	506,413	2.3%	4.8%
Healthcare and Social Assistance	653,033	2,019	849,567	3,167	3.9%	< .05%
Information	250,325	221,579	438,572	221,579	2.0%	2.1%
Real Estate and Rental and Leasing	648,482	343,276	1,317,409	352,407	6.0%	3.3%
Total North America	3,314,171	968,235	4,501,155	1,083,566	20.5%	10.2%
Total – Investments in Affiliates	$6,178,333	$3,884,769	$14,985,578	$6,972,857	68.2%	65.9%

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

In addition, Fortress has indirect, significant investments in individual investments that are held in whole or in part through unconsolidated Fortress Funds, Master Funds and Portfolio Companies. Fortress’s share of investments held through unconsolidated entities is reflected in Fortress’s assets on a net basis; non-recourse financing on these investments at the unconsolidated entity level reduces Fortress’s net exposure to these investments. The following table reflects Fortress’s direct and indirect share of these investments.

Significant Investment	Cost		Fair Value		% of Investment Company Holdings
	December 31,
	2006	2005	2006	2005	2006	2005
Affiliates
Global Signal Inc.	$251,345	$277,061	$1,306,587	$1,068,100
Mapeley Ltd.	309,084	309,696	1,229,953	717,123
Brookdale Senior Living Inc.	1,583,163	295,002	3,750,114	1,265,322
Nonrecourse financing at the subsidiary level	(1,377,839)	(692,701)	(1,377,839)	(692,701)
Net Global Signal Inc., Mapeley Ltd. (A) and Brookdale Senior Living Inc.	$765,753	$189,058	$4,908,815	$2,357,844	22.4%	22.3%
Green Tree Servicing LLC	$190,380	$291,268	$358,374	$492,423	1.6%	4.7%
Intrawest Holdings Sarl	$1,412,175	$—	$1,412,132	$—	6.4%	< .05%
Aircastle Investment Limited	$349,711	$341,790	$1,018,849	$349,618	4.6%	3.3%
Non-affiliates
U.S. Government treasury securities	$8,139,611	$8,840,068	$8,141,971	$8,852,456
Securities sold, not yet purchased (liabilities)	(3,154,985)	(5,090,541)	(3,149,872)	(5,103,788)
Nonrecourse financing at the subsidiary level	(5,734,253)	(4,215,410)	(5,734,253)	(4,215,410)
Net U.S. Government treasury securities	$(749,627)	$(465,883)	$(742,154)	$(466,742)	(3.4%)	(4.4%)

(A)	The nonrecourse financing shown above is cross-collateralized by these three investments at December 31, 2006 and was collateralized solely by Global Signal Inc. and Mapeley Ltd. at December 31, 2005.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Summarized Financial Information for Unconsolidated Master Funds

Four of Fortress’s consolidated funds are Feeder Funds that make their investments primarily through Master Funds. The Master Funds are not consolidated by the Feeder Funds or Fortress. The following tables present summarized financial information for the two Master Funds related to two of Fortress’s private equity funds and the two Master Funds related to Fortress’s liquid hedge funds. Fortress’s investment in the Master Funds is equal to its proportional share of the Master Funds’ net assets; as a result, the gross investments of the Master Funds reflected below exceed the net investment which Fortress has recorded.

Summary Statements of Assets and Liabilities and Statements of Operations of the Master Funds

	December 31 (or Year then Ended)
	2006	2005	2004	2006	2005	2004
	Master Private Equity Funds
	Fortress Registered Investment Trust			Fortress Investment Trust II
Investments, at fair value	$1,655,078	$1,639,450		$2,096,166	$2,214,806
Other assets	57,019	81,080		19,950	160,171
Liabilities	(33,611)	(486,512)		(56,676)	(256,313)
Net assets	$1,678,486	$1,234,018		$2,059,440	$2,118,664
Net investment income	$21,077	$42,060	$26,864	$80,583	$128,631	$28,384
Net gain on investments	558,880	878,324	550,911	842,138	1,293,136	180,000
Net income	$579,957	$920,384	$577,775	$922,721	$1,421,767	$208,384

	December 31 (or Year then Ended)
	2006	2005	2004	2006	2005
	Master Hedge Funds
	Drawbridge Global Macro Master Fund Ltd			Drawbridge RV Plus Master Fund Ltd
Investments, at fair value	$7,209,321	$17,727,425		$23,232,960	$14,236,311
Securities purchased under agreements to resell	3,181,279	19,992,314		33,521,466	20,098,758
Other assets	3,925,662	3,836,847		1,366,070	1,436,673
Liabilities	(9,819,509)	(38,809,794)		(57,648,903)	(35,386,804)
Net assets	$4,496,753	$2,746,792		$471,593	$384,938
Net investment income	$159,584	$(87,876)	$(8,604)	$22,918	$(53,097)
Net gain on investments	703,742	700,592	115,288	1,188	72,787
Net income	$863,326	$612,716	$106,684	$24,106	$19,690

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Summary Schedules of Investments of the Master Funds

	Master Private Equity Funds
	December 31,
	2006		2005
Investments	Fair Value	Cost	Fair Value	Cost
	Fortress Registered Investment Trust
Fortress Brookdale Acquisition LLC (A)	$—	$—	$273,629	$36,740
Fortress UK Acquisition Company (A)	—	—	321,784	83,375
FRIT PINN LLC (A)	—	—	844,617	152,619
FRIT Holdings LLC (A)	1,389,360	6,189	—	—
Brookdale Senior Living, Inc.	81,730	6,447	—	—
Ital Investment Holdings II LLC and Ital Tre Investors LP	65,962	2,042	52,741	—
Other	118,026	46,263	146,679	66,261
	$1,655,078	$60,941	$1,639,450	$338,995

	Fortress Investment Trust II
FIT CFN Holdings LLC	$358,374	$190,380	$492,423	$291,268
FIT GSL LLC (B)	—	—	203,106	120,000
FIT Mapeley Holdings Ltd (B)	—	—	367,180	188,425
FIT ALT Investor LLC (B)	—	—	397,634	61,199
Brookdale Senior Living Inc. (B)	—	—	596,200	194,885
FIT Holdings LLC (B)	1,650,133	3,205	—	—
Other	87,659	72,835	158,263	138,107
	$2,096,166	$266,420	$2,214,806	$993,884

(A)	A substantial majority of the investments held by Fortress Brookdale Acquisition LLC, Fortress UK Acquisition Company, and FRIT PINN LLC at December 31, 2005 were transferred to FRIT Holdings LLC in 2006.
(B)	A substantial majority of the investments held by FIT GSL LLC, FIT Mapeley Holdings Ltd, and FIT ALT Investor LLC, as well as Fortress Investment Trust II’s direct holdings in Brookdale Senior Living Inc, at December 31, 2005 were transferred to FIT Holdings LLC in 2006.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

	Master Hedge Funds
	Drawbridge Global Macro Master Fund Ltd
	December 31,
	2006		2005
Investment Type	Fair Value	Cost	Fair Value	Cost
Government bonds	$1,254,968	$1,234,431	$14,778,397	$14,728,195
Common stocks
Consumer	874,054		620,047
Financial	827,515		427,346
Communications	275,661		321,480
Energy and Utilities	388,720		271,483
Industrial	173,711		227,736
Technology	93,586		137,476
Other	285,490		113,410
Total stocks	2,918,737	2,746,860	2,118,978	2,064,351
Debt securities	2,432,801	2,431,591	561,798	558,855
Affiliated entities	273,626	133,192	116,131	112,330
Derivatives	209,600	221,478	127,135	140,188
Investment funds	119,589	82,761	24,986	17,005
	$7,209,321	$6,850,313	$17,727,425	$17,620,924

	Drawbridge RV Plus Master Fund Ltd
	2006		2005
Investment Type	Fair Value	Cost	Fair Value	Cost
Government bonds	$23,191,938	$23,190,936	$13,877,183	$13,821,629
Common stocks
Consumer	—		6,136
Communications	12,848		6,094
Technology	4,083		1,588
Total stocks	16,931	14,748	13,818	14,463
Debt securities	1,961	1,947	336,100	333,933
Affiliated entities	10,842	8,882	4,137	3,849
Derivatives	11,288	17,472	5,073	6,356
	$23,232,960	$23,233,985	$14,236,311	$14,180,230

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Derivatives

Fortress’s derivatives held through consolidated Fortress Funds are held for trading purposes and are recorded in either Investment Company Holdings, at Fair Value — Derivatives or Derivative Liabilities, at Fair Value. The following table presents Fortress’s investments in derivatives held by consolidated Fortress Funds.

	Cost / (Proceeds)		Fair Value		% of Investment Company Holdings
	December 31,
Instrument	2006	2005	2006	2005	2006	2005
Credit Default Swaps	$—	$1,605	$417	$440	< .05%	< .05%
Forward Currency Forwards	—	—	53,643	8,849	0.3%	0.1%
Interest Rate Swaps and Futures	—	—	30,210	2,005	0.1%	< .05%
Total Derivative Assets	—	1,605	84,270	11,294	0.4%	0.1%
Credit Default and Equity Swaps	4,155	—	(1,080)	(59)	< (.05%)	< (.05%)
Forward Currency Forwards	—	—	(106,171)	(331)	(0.5%)	< (.05%)
Interest Rate Swaps and Futures	(10)	(10)	(14,826)	(543)	(0.1%)	< (.05%)
Total Return Swaps	(16)	—	(1,830)	—	< (.05%)	< (.05%)
Total Derivative Liabilities	4,129	(10)	(123,907)	(933)	(0.6%)	< (.05%)
Total – Derivatives	$4,129	$1,595	$(39,637)	$10,361	(0.2%)	0.1%

B)    Other Investments

Other investments consist of loans, securities and investments in equity method investees and options in these investees.

Loans and Securities

Loans and securities at December 31, 2005 represented investments held by Northcastle, a consolidated Fortress Fund (which was not an investment company) formed in April 2005 and substantially liquidated by November 2006. Northcastle recorded losses on sales of $11.0 million related to these assets during the year ended December 31, 2006.

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are accounted for under the equity method. Fortress’s maximum exposure to loss with respect to these entities is equal to its investment. Fortress’s ownership in these funds is held in two ways: (i) directly at Fortress Operating Group, and (ii) indirectly through consolidated Fortress Funds. In addition, unconsolidated affiliates also hold ownership in certain of these entities. Summary financial information related to these investments is as follows:

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

	Total Equity Held by Fortress		Total of Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2006	2005	2006	2005	2004
NIH	$8,213	$9,736	$2,220	$6,091	$8,448
Newcastle	13,756	12,979	2,746	2,419	5,046
Eurocastle	11,844	12,081	(160)	1,710	900
Other	3,437	2,805	233	245	222
	$37,250	$37,601	$5,039	$10,465	$14,616

	Year Ended December 31,
	2006	2005	2004
Earnings from equity method investees	$5,039	$10,465	$14,616
Distributions of earnings from equity method investees	$10,076	$8,307	$5,765
Distributions of capital from equity method investees	—	—	—
Total distributions from equity method investees	$10,076	$8,307	$5,765
Balance of undistributed earnings from equity method investees at year end	$5,972	$11,009	$8,851

	Newcastle Investment Holdings LLC (‘‘NIH’’)
	December 31, (or Year then Ended)
	2006	2005	2004
Assets	$457,436	$525,814
Liabilities	(315,732)	(352,509)
Minority interest	—	—
Equity	$141,704	$173,305
Equity held by Fortress	$8,213	$9,736
Revenues	$79,685	$98,763	$62,177
Expenses	(33,464)	(57,398)	(27,570)
Discontinued operations	—	99,724	596
Net Income	$46,221	$141,089	$35,203
Fortress’s equity in net income	$2,220	$6,091	$8,448
Fully diluted ownership (A)
Parent company	4.8%	4.8%	4.8%
Fortress consolidated	4.8%	4.8%	4.8%
Fortress and affiliates	30.8%	30.8%	26.8%

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

	Newcastle Investment Corp.				Eurocastle Investment Ltd.
	December 31, (or Year then Ended)
	2006	2005	2004	2006	2005	2004
Assets	$8,604,392	$6,209,699		$7,295,320	$2,684,489
Liabilities	(7,602,412)	(5,291,696)		(5,427,716)	(2,340,310)
Minority interest	—	—		(8)	(3)
Equity	$1,001,980	$918,003		$1,867,596	$344,176
Equity held by Fortress	$13,756	$12,979		$11,844	$12,081
Revenues	$558,577	$383,822	$259,626	$356,664	$138,635	$36,243
Expenses	(430,877)	(268,975)	(165,657)	(359,249)	(99,262)	(22,068)
Discontinued operations	223	2,108	4,446	—	—	—
Preferred dividends	(9,314)	(6,684)	(6,094)	—	—	—
Net Income	$118,609	$110,271	$92,321	$(2,585)	$39,373	$14,175
Fortress’s equity in net income	$2,746	$2,419	$5,046	$(160)	$1,710	$900
Fully diluted ownership (A)
Parent company	4.8%	4.8%	5.3%	10.4%	12.9%	14.0%
Fortress consolidated	4.8%	4.8%	5.3%	25.2%	18.9%	18.4%
Fortress and affiliates	12.2%	12.1%	12.3%	26.6%	22.5%	22.0%

(A)	Fully diluted ownership represents the percentage of outstanding common shares owned assuming that all options are exercised.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	December 31,
	2006	2005	Accounting Treatment
Newcastle options	$2,950	$2,629	Held at cost subject to impairment
Eurocastle options	136,316	21,281	Qualify as a derivative, held at fair value
	$139,266	$23,910

Newcastle Investment Corp. (‘‘Newcastle’’)

The following table summarizes Newcastle’s common stock offerings and options granted to Fortress, which were fully vested upon issuance. Newcastle is listed on the New York Stock Exchange under the symbol NCT.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Year	Shares Issued (millions)	Weighted Average Option Strike Price	Number of Options Granted to Fortress	Fair Value of Options at Grant Date
2002	7.0	$13.00	700,000	$430
2003	7.9	21.39	788,227	1,269
2004	8.4	27.06	837,500	1,687
2005	3.3	29.60	330,000	1,148
2006	1.7	29.42	170,000	512
			2,825,727	$5,046

Fortress has assigned a total of 1,138,618 (of which 261,525 were assigned in 2007) of these options, with a weighted average strike price of $22.54 per share, to certain of its employees. This assignment was recorded as compensation expense at the fair value of the options at the date assigned. During 2005, Fortress exercised 670,620 of its options in Newcastle for $10.5 million. Subsequent to these transactions, Fortress held 1,016,489 of these options with a weighted average strike price of $26.80 (range of $20.35 – $31.40).

Eurocastle Investment Ltd. (‘‘Eurocastle’’)

The following table summarizes Eurocastle’s common stock offerings and options granted to Fortress, which were fully vested upon issuance. Eurocastle is listed on Euronext (Amsterdam) under the symbol ECT.

Year	Shares Issued (millions)	Weighted Average Option Strike Price	Number of Options Granted to Fortress	Fair Value of Options at Grant Date
2003	11.9	€10.00	1,185,767	$154
2004	6.6	12.00	660,000	599
2005	5.7	17.25	574,000	1,166
2006	39.2	30.56	3,923,225	31,076
			6,342,992	$32,995

Fortress has assigned a total of 71,146 of these options, with a weighted average strike price of €10.00 per share, to certain of its employees. This assignment was recorded as compensation expense at the fair value of the options at the date assigned. In addition, compensation expense has been recorded for the fair value of a portion of these options which are contractually due to, but not yet assigned to, certain of Fortress’s employees.

Investments in Variable Interest Entities

Fortress consolidates certain VIEs (defined in Note 2), when it is determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. In each case, these funds would also be consolidated by Fortress under a voting control model, with the exception of Northcastle. The assets of the consolidated VIEs are primarily classified within Investment Company Holdings, at Fair Value, with the exception of Northcastle’s assets which are primarily classified within Other Investments — Loans and Securities. The liabilities of the consolidated VIEs, primarily the CDO Bonds Payable and Northcastle Debt described in Note 6, are not recourse to Fortress’s general credit.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Fortress is also a variable interest holder in other VIEs which are not consolidated, as it is not their primary beneficiary. In each case, these funds would also not be consolidated by Fortress under a voting control model.

All of the VIEs are Fortress Funds which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages each of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2006:

	Fortress is Primary Beneficiary			Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment	Debt (A)	Gross Assets	Fortress Investment (B)
Private Equity Funds	$1,836,824	$14,870	$23,377	$457,436	$8,213
Liquid Hedge Funds (C)	—	—	—	5,572,445	392,308
Hybrid Hedge Funds	3,669,392	2,882	1,985,800	562,855	910
Castles	684	—	—	15,905,442	25,600

(A)	These are debt obligations of consolidated Fortress Funds which own the related collateral. This collateral is not directly available to other creditors of Fortress. The hybrid hedge fund debt represents the CDO bonds payable disclosed in Note 6.
(B)	Also represents Fortress’s maximum exposure to loss with respect to these entities.
(C)	Fortress has no investment in the liquid hedge fund VIEs. However, it has indexed receivables from these entities which are considered variable interests. The settlement value of these receivables, which is also Fortress’s maximum exposure to loss with respect to these entities, is shown in the ‘‘Fortress Investment’’ column.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In the normal course of business, Fortress encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Fortress’s investments in debt securities, loans, leases and derivatives that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments. Market risk reflects changes in the value of investments in loans, securities, leases or derivatives, as applicable, due to changes in interest rates, credit spreads or other market factors, including the value of the collateral underlying loans and the valuation of equity and debt securities. Credit risk is enhanced in situations where Fortress is investing in distressed assets, as well as unsecured or subordinate loans or securities, which is a material part of its business. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

Fortress makes investments outside of the United States. Fortress’s non-U.S. investments are subject to the same risks associated with its U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements,

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

Fortress is exposed to economic risk concentrations insofar as it is dependent on the ability of the Fortress Funds to compensate it for the services which Fortress provides to these funds. Further, the incentive income component of this compensation is based on the ability of the Fortress Funds to generate adequate returns on their investments. In addition, substantially all of Fortress’s net assets, after deducting the portion attributable to non-controlling interests, are comprised of principal investments in, or receivables from, these funds.

Furthermore, Fortress is exposed to economic risk concentrations related to certain large investments as well as concentrations of investments in certain industries and geographic locations, as disclosed in Note 4.

The fair values reflected below are indicative of the interest rate environments as of December 31, 2006 and 2005 and do not take into consideration the effects of subsequent interest rate fluctuations.

Due to the inherent uncertainty of valuations of investments which are illiquid and/or without a public market, which constitute a substantial portion of Fortress’s investments, the estimates of fair value may differ from the values that are ultimately realized by Fortress, and those differences could be material.

The carrying amounts and estimated fair values of Fortress’s financial instruments as of December 31, 2006 and 2005 are as follows:

	Carrying Amount		Principal Balance / Notional Amount	Estimated Fair Value
	December 31,
	2006	2005	2006	2006	2005
Assets
Investments company holdings, at fair value
Loans and securities	$6,874,748	$3,597,958	N/A	$6,874,748	$3,597,958
Investments in affiliates	14,985,578	6,972,857	N/A	14,985,578	6,972,857
Derivatives (A)	84,270	11,294	$7,558,741	84,270	11,294
Other investments
Loans and securities	317	389,978	N/A	317	389,978
Options in affiliates	139,266	23,910	N/A	143,313	23,330
Liabilities
Securities sold not yet purchased, at fair value	97,717	45,219	N/A	97,717	45,219
Derivative liabilities, at fair value (A)	123,907	933	6,714,089	123,907	933
Investment company debt obligations payable – CDOs	1,985,800	1,193,200	1,985,800	N/A	N/A
Investment company debt obligations payable – other	633,656	626,949	633,656	633,656	626,949
Other debt obligations payable	687,153	430,284	687,153	687,153	430,284

(A)	The longest maturity of any of the derivatives is March 2035.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

The	methodologies used and key assumptions made to estimate fair value are as follows:

Investment Company Holdings (including Securities Sold, Not Yet Purchased ) — As described in Note 2.

Other Investments — Loans and securities   —   The fair value of securities is determined based on the closing price on the recognized stock exchange on which the securities are listed or principally traded. The fair value of loans receivable is estimated by discounting expected future cash flows by a rate calculated based on current market conditions for comparable financial instruments, including market interest rates and credit spreads.

Other Investments — Options in Affiliates   —   The fair value of these securities was estimated by reference to a binomial option pricing model for options in North American companies and a Monte Carlo model for options in European companies.

Derivatives and Derivative Liabilities   —   The fair value of derivatives is estimated by obtaining counterparty broker quotations.

Debt Obligations Payable   —   Other than the CDO debt, management believes that for similar financial instruments with comparable credit risks, the stated interest rates as of December 31, 2006 (floating rates at spreads over a market index) approximate market rates. Accordingly, the carrying amount outstanding is believed to approximate fair value. The fair value of the CDO debt is not practicably estimable as there is no liquid secondary trading market.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

6.	DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

							December 31, 2006
	Face Amount		Carrying Value		Final Stated Maturity	Percent Floating Rate(A)	Weighted Average Funding Cost(B)	Weighted Average Maturity (Years)	Collateral Carrying Value(C)
	December 31,		December 31,
Debt Obligation/Collateral	2006	2005	2006	2005
Investment Company Debt
Repurchase Agreements (D)	$26,118	$14,391	$26,118	$14,391	Dec 2007 – Aug 2015	100%	5.97%	4.57	$30,725
CDO Bonds Payable (E)	1,985,800	1,193,200	1,985,800	1,193,200	Jul 2012 – Sep 2018	100%	6.28%	8.98	3,433,099
Credit Agreements / Lines (E)	555,614	565,808	555,614	565,942	May 2007 – Sept 2009	100%	6.94%	1.30	Note(C)
Term Loans	51,924	46,700	51,924	46,616	Jul 2018	100%	5.19%	11.51	77,210
Subtotal – Investment Company Debt	2,619,456	1,820,099	2,619,456	1,820,149			6.40%	7.36
Other Debt
Northcastle Debt	—	197,935	—	197,935	Repaid Nov 2006	N/A	N/A	N/A	N/A
Credit Agreement
Revolving debt	85,000	70,000	85,000	70,000	Jun 2011	100%	7.76%	4.48	N/A
Term loan	600,000	160,000	600,000	160,000	Jun 2011	100%	7.44%	2.78	Note(C)
Aircraft Loan	2,153	2,349	2,153	2,349	Jul 2007	100%	6.96%	0.50	2,522
Subtotal – Other Debt	687,153	430,284	687,153	430,284			7.48%	2.98
Total	$3,306,609	$2,250,383	$3,306,609	$2,250,433			6.62%	6.45

(A)	Generally at a spread over LIBOR.
(B)	Including the effect of the applicable hedge in the case of the aircraft loan.
(C)	The CDO Bonds Payable are generally collateralized by the cash, loans and securities held by the CDO Funds. The investment company credit agreements / lines are generally collateralized by the unfunded capital commitments of the respective fund Investors. Two of these lines of credit, with a total of $340 million outstanding as of December 31, 2006, as well as the investment company term loans, are collateralized by certain investments of the consolidated Fortress Funds that are investment companies to which they relate.
(D)	Subject to potential mandatory prepayments based on collateral value; payable on demand.
(E)	Approximately $1.7 billion was undrawn on the CDO bonds payable and $1.4 billion remained undrawn on the credit agreements / lines as of December 31, 2006.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Fortress’s debt obligations have contractual maturities as follows as of December 31, 2006:

2007	$328,757
2008	72,763
2009	170,424
2010	1,172
2011	685,000
Thereafter	2,048,493
$3,306,609

The investment company and Northcastle debt obligations included above are obligations of consolidated subsidiaries of Fortress which own the related collateral. Generally, this collateral is not directly available to other creditors of Fortress.

Fortress Operating Group Debt

In 2003, Fortress refinanced its $45 million credit agreement, which bore interest at LIBOR +3.50%, with a $98.5 million senior secured credit facility which bore interest at LIBOR + 3.00% and was subject to an unused commitment fee of 0.375% per annum.

In March 2005, Fortress entered into a new $175.0 million credit agreement, which bore interest at LIBOR + 2.75% and was subject to unused commitment fees of 0.375% per annum and letter of credit fees of 2.75% per annum. In connection with this credit agreement, fees of approximately $2.6 million were incurred. In December 2005, this credit agreement was amended to increase the available line by $70.1 million. In connection with this amendment, fees of approximately $1.8 million were incurred.

In June 2006, Fortress entered into a new $750 million credit agreement (the ‘‘Credit Agreement’’). The borrowings under the Credit Agreement bear interest at LIBOR +2.00% (7.35% as of December 31, 2006) and Fortress is subject to unused commitment fees of 0.375% per annum. The Credit Agreement is collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein. Approximately $65 million was undrawn on the Credit Agreement as of December 31, 2006. The purpose of the credit agreement was to refinance Fortress’s existing credit agreement, to make funds available for investments in the various existing and new Fortress Funds, and to make a one-time $250 million distribution of capital from Fortress to the Principals. In connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense. As a result of the initial public offering (Note 11), Fortress will be subject to a reduced unused commitment fee of 0.25% and a letter of credit fee of 1.50% and borrowings under the Credit Agreement will accrue interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.50% and (ii) with respect to base rate loans, the base rate (as defined) plus 0.50%. In connection with the initial public offering, $250 million of the term loan portion of the Credit Agreement was repaid.

In 2002, Fortress borrowed $2.9 million collateralized by its interest in an aircraft (the ‘‘Aircraft Loan’’), of which $2.2 million was outstanding as of December 31, 2006. This loan bears interest at LIBOR +2.25% (7.6% as of December 31, 2006). Fortress has hedged its exposure to the risk of changes in market interest rates with respect to this loan by entering into an interest rate swap, which fixes the effective interest rate on this loan at approximately 6.80% through maturity.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

7.	INCOME TAXES

For subsidiaries subject to New York City unincorporated business tax (‘‘UBT’’), Fortress has provided for income taxes based on a statutory rate of 4.00%. One subsidiary is subject to U.S. federal corporate income taxes. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Fortress’s effective income tax rate was approximately 2.75%, 4.76%, and 2.88% for 2006, 2005 and 2004 respectively.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal income tax	$236	$481	$—
Foreign income tax	1,453	861	—
State and local income tax	10,447	3,184	496
	12,136	4,526	496
Deferred
Foreign income tax benefit	(1,098)	(736)	—
State and local income tax benefit	(837)	(2,032)	—
Foreign income tax expense	373	—	—
State and local income tax expense	1,951	7,867	2,892
	389	5,099	2,892
Total	$12,525	$9,625	$3,388

Income taxes are provided at the applicable statutory rates. The tax effects of the changes in the temporary differences in the areas listed below resulted in deferred income tax provisions:

	December 31,
	2006	2005
Operating loss carry-forward	$1,809	$3,096
Tax credit carry forward	350	—
Timing differences on deductibility of expenses	649	—
Total deferred tax asset	$2,808	$3,096
Deferred management and incentive fee	$7,646	$11,143
Options received	4,052	867
Depreciation	153	78
Deferred provision – foreign taxes	378	—
Total deferred tax liability, pre-non-controlling interests	12,229	12,088
Deferred management and incentive fee, non-controlling interests	760	1,292
Total deferred tax liability	$12,989	$13,380

Fortress has recognized a deferred tax asset associated with: i) $6.1 million of tax operating loss carry-forwards creditable against future tax liabilities which expire in 2015 and 2016, if not utilized in prior years, ii) unused tax credits associated with tax paid at lower tier partnerships

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

which expire in 2013, if not utilized in prior years, and iii) expenses including depreciation, straight-line rent and accrued compensation on options to be assigned to employees which are not currently deductible for tax.

Fortress has recognized a deferred tax liability associated with:

(i)	the remaining balance of formerly deferred fees, which will become taxable in 2007. A portion of this deferred tax liability is attributable to non-controlling interests in consolidated subsidiaries. A corresponding entry is made to reduce Fortress’s deferred tax expense and non-controlling interests liability.

(ii)	management fees recorded based on the value of options granted to Fortress,

(iii)	the unrealized gain (loss) recorded in connection with options granted to Fortress, which are treated as derivatives and carried at fair value,

(iv)	accumulated tax depreciation in excess of accumulated book depreciation, and

(v)	capital allowance limitations for foreign income tax purposes.

The changes in the deferred tax balance sheet accounts described above differ from the deferred tax expense / benefit recognized during the periods presented due to the impact of changes in foreign currency exchange rates on the balance sheet.

Tax Rate Reconciliation

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to stockholders	−34.95%	−34.76%	−35.00%
State income taxes	2.54%	4.46%	2.88%
Foreign taxes	0.16%	0.06%	0.00%
Effective income tax rate	2.75%	4.76%	2.88%

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

8.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of December 31, 2006 and 2005, Due from Affiliates and Due to Affiliates were comprised of the following:

	Management Fees and Incentive Income		Dividends and Distributions		Total
	December 31,
Due from Affiliates	2006	2005	2006	2005	2006	2005
Private equity funds	$—	$28,720	$26,315	$115	$26,315	$28,835
Castles	47,832	14,632	1,297	641	49,129	15,273
Liquid and hybrid hedge funds	500,889	301,753	—	—	500,889	301,753
Unconsolidated subsidiaries of liquid hedge fund subsidiaries	—	—	19,309	15,916	19,309	15,916
Total	$548,721	$345,105	$46,921	$16,672	595,642	361,777
				Other	40,106	4,066
					$635,748	$365,843

	Payments on Behalf of Consolidated Fortress Funds		Incentive Income and Related Rebate		Total
	December 31,
Due to Affiliates	2006	2005	2006	2005	2006	2005
Private equity funds	$14,123	$—	$—	$3,832	$14,123	$3,832
Employees	—	—	292	54,149	292	54,149
Total	$14,123	$—	$292	$57,981	14,415	57,981
				Other	697	96
					$15,112	$58,077

As described in Note 3, Fortress elected to defer the receipt of certain management fee and incentive income revenues from its unconsolidated hedge funds. The return on these deferred fee receivables was indexed by the funds in accordance with the deferred fee arrangements to returns on certain investments, including investments in affiliates. The indexed receivables increased by $102.0 million, $27.0 million and $5.5 million during 2006, 2005, and 2004, respectively, which is recorded as Other Investments — Net Unrealized Gains from Affiliate Investments.

Other Related Party Transactions

From time to time, Fortress may advance amounts on behalf of affiliates for short periods. In such cases it generally charges interest to these affiliates. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and receives fees for its loan origination duties. Fortress earned none, $0.2 million and $0.9 million of other revenues from affiliates during 2006, 2005 and 2004, respectively.

The table below presents investments held by Fortress’s equity method investees and Portfolio Companies, which are not consolidated, in other Fortress equity method investees and Portfolio Companies as of December 31, 2006.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

	Investment Type
Investor Type	Equity	Debt
Equity method investees	$—	$235,096
Portfolio Companies	$383,972	$127,288

One of the consolidated Fortress Funds has investments in two real estate related joint ventures with one of the Castles which aggregated approximately $41.3 million as of December 31, 2006.

Certain Portfolio Companies and Fortress Funds are co-owned by, have merged with, and/or have engaged in transactions with, other Portfolio Companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between Portfolio Companies take advantage of synergies between these entities. In some instances, Portfolio Companies have entered into contracts with other Portfolio Companies or with certain of Fortress’s equity method investees to provide services to, or receive services from, these entities, including asset management, consulting and loan servicing. These contracts were entered into because the entity providing the service possessed relevant expertise.

Fortress has entered into cost sharing arrangements with the operating subsidiaries of the private equity funds, including subleases of certain of its office space. Expenses borne by the operating subsidiaries of the private equity funds under these agreements are paid directly by those entities (i.e. they are not paid by Fortress and reimbursed). Furthermore, the operating subsidiaries of the private equity funds have a separate cost sharing arrangement with each other.

The Principals have guaranteed payment on a several basis to the Fortress private equity funds of any contingent repayment (clawback) obligation with respect to the private equity fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, but only if Fortress has a net worth, as defined, of less than $10 million.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $0.6 million in 2006, including $0.4 million from consolidated Fortress Funds.

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress.

9.	COMMITMENTS AND CONTINGENCIES

Indemnifications    —    In the normal course of business, Fortress and its subsidiaries enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. Fortress’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Fortress that have not yet occurred. However, based on experience, Fortress expects the risk of material loss to be remote.

Debt Covenants   —   Fortress’s debt obligations contain various customary loan covenants. These covenants do not, in management’s opinion, materially restrict Fortress’s investment or financing strategy at this time. Fortress was in compliance with all of its loan covenants as of December 31, 2006, except as follows. Fortress was in technical violation of a covenant in its credit agreement limiting the assignment by Fortress of incentive income from certain Fortress Funds to its employees. In January 2007, Fortress entered into an amendment of this credit agreement to waive this violation and increase the limit on incentive income which may be assigned.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Loan and Equity Commitments — Fortress, through the Fortress Funds, had unfunded commitments under loan agreements and other agreements of approximately $1,223.8 million and $331.2 million, respectively, as of December 31, 2006. In addition, the Fortress Funds had signed binding letters of intent with respect to new investments representing commitments of approximately $21.1 million as of December 31, 2006.

Securities Sold, Not Yet Purchased   —   Securities sold, not yet purchased represent obligations of Fortress (through the Fortress Funds) to purchase the securities at prevailing market prices. As such, the future satisfaction of these obligations may be at amounts that are greater or less than that recorded in the accompanying balance sheet. The ultimate gains or losses depend upon the prices at which the underlying financial instruments are purchased to settle Fortress’s obligations under the sale commitments.

Litigation   —   Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2006, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (‘‘FIG’’). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which FIG is a defendant on seven counts, including treble damages with respect to certain counts. Fortress is seeking to have itself removed as a named defendant in this case. The Portfolio Company intends to file a motion to dismiss the claims and continues to vigorously defend this action. Fortress believes that the resolution of this action will not have a material adverse effect on its financial condition, liquidity or results of operations.

In addition, in the ordinary course of business, the Fortress Funds are and can be both the defendant and the plaintiff in numerous actions with respect to bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims that adversely affect the value of certain financial instruments owned by the Fortress Funds. Although the ultimate outcome of actions cannot be ascertained with certainty, Fortress believes that the resolution of any such actions will not have a material adverse effect on its financial condition, liquidity or results of operations.

Minimum Future Rentals   —   Fortress is a lessee under operating leases for office space located in New York, Dallas, San Diego, Los Angeles, Toronto, Geneva, Sydney, Hong Kong, Tokyo, Frankfurt and London.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Apr-2012
Current annual rent	$6,725	$6,169
Scheduled rent changes	Year 5 to $6,840; Year 9 to $5,725	1.4% per annum
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 – 9 months	4 – 12 months
Leasehold improvement incentives	$2,304	$476
Renewal periods	None	5-year option on one lease, remainder have none

Minimum future rental expense under these leases is as follows:

Year Ending December 31,
2007	$12,893
2008	13,410
2009	12,859
2010	12,327
2011	9,084
Thereafter	28,895
Total	$89,468

Rent expense recognized on a straight-line basis during the years ended December 31, 2006, 2005 and 2004 was $10.7 million, $9.4 million, and $4.0 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

10.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following four primary segments: (i) private equity funds, (ii) liquid hedge funds, (iii) hybrid hedge funds, and (iv) Castles. These segments are differentiated based on their varying investment strategies.

The amounts not allocated to a segment consist primarily of interest earned on short term investments, general and administrative expenses (including depreciation), interest incurred with respect to corporate borrowings, and income taxes.

Management makes operating decisions and assesses performance with regard to each of Fortress’s primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis.

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather, distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its equity holders. Distributable earnings should not be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and is not necessarily indicative of cash available to fund cash needs (including distributions).

‘‘Distributable earnings’’ for the existing Fortress businesses is equal to net income adjusted as follows:

Incentive Income

(i)	a.	for Fortress Funds which are private equity funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP, based on the accounting method described in Note 2,

b.	for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

Other Income

(ii)	with respect to income from certain principal investments and certain other interests that cannot be readily transferred or redeemed:

a.	for equity method investments in the Castles and private equity funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds,

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

(iii)	adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)	adding back compensation expense recorded in connection with the assignment of a portion of these Castle options to employees, and

(v)	adding or subtracting, as necessary, the employee profit sharing in (i) above to match the timing of the expense with the revenue.

The largest adjustment between GAAP net income and distributable earnings relates to incentive income. Management believes only the incentive income related to realized income should be considered available for distribution, subject to a possible reserve, determined on a fund by fund basis, as necessary, for potential future clawbacks deemed to have more than a remote likelihood of occurring. As such, distributable earnings generally includes incentive income to the extent it relates to paid or declared distributions from Fortress Funds’ investments that have been monetized through sale or financing.

The computation of the clawback reserve, if any, takes into account, among other factors, the amount of unrealized incentive income within a given fund since, on an overall fund basis, this unrealized incentive income would have to suffer a complete loss before the realized portion becomes subject to contingent repayment. This type of incentive income is not recorded as revenue for GAAP purposes, under the revenue recognition method Fortress has selected, until the possibility of a clawback is resolved. This GAAP method is not completely reflective of value created during the period which is available for distribution as it disregards the likelihood that any contingent repayment will in fact occur.

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores significant unrealized gains and it does not fully reflect the economic costs to Fortress by ignoring certain compensation expenses. Management utilizes distributable earnings as well as net income in its analysis of the overall performance of Fortress and notes that the two measures are each useful for different purposes.

Total segment assets after consolidation are equal to total GAAP assets adjusted for:

(i)	the difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and cost for nonpublic investments,

(ii)	employee portions of investments, which are reported gross for GAAP purposes (as assets offset by non-controlling interests in consolidated subsidiaries) but net for segment reporting purposes, and

(iii)	the difference between the GAAP carrying amount for options owned in certain of the Castles (Note 2) and their carrying amount for segment reporting purposes, which is intrinsic value.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income for Fortress as a whole. Fortress’s investments

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

in its equity method investees are all included in its Castles segment, except one private equity fund. Fortress’s interest income is all included in the Consolidation of Fortress Funds and its interest expense is included in the Consolidation of Fortress Funds (Interest Expense — Investment Company Holdings) and the amounts not allocated to a segment (Interest Expense — Other). Income tax expense is all included in the amounts not allocated to a segment.

Note that distributable earnings for the periods presented includes earnings on deferred fee arrangements (Note 3), net of any employee share, as presented in the table below. A substantial majority of these deferred fees have been collected and the remainder will be collected later in 2007. The deferred fee arrangements were terminated in 2007 (Note 11) and therefore these earnings are not reflective of ongoing operations and will not contribute to distributable earnings subsequent to the termination date.

	Year Ended December 31,
	2006	2005	2004
Liquid hedge funds	$79,042	$19,070	$2,744
Hybrid hedge funds	13,696	5,778	1,946
Total	$92,738	$24,848	$4,690

December 31, 2006 and the Year then Ended	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$84,429	$92,750	$84,536	$33,044	$—	$294,759
Incentive income	129,800	154,068	135,939	15,683	—	435,490
Segment revenues – total	$214,229	$246,818	$220,475	$48,727	$—	$730,249
Pre-tax distributable earnings	$154,572	$184,575	$104,371	$7,093	$(53,688)	$396,923
Income tax expense	—	—	—	—	(12,162)	(12,162)
Distributable earnings	$154,572	$184,575	$104,371	$7,093	$(65,850)	$384,761
Total segment assets	$137,538	$366,901	$420,041	$213,836	$141,317	$1,279,633

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$730,249	$1,159,204	$(295,119)	$(73,030)	$1,521,304
Distributable earnings / net income	$384,761	$7,132,455	$(7,132,455)	$58,123	$442,884
Total assets	$1,279,633	$24,621,638	$(2,387,773)	$169,075	$23,682,573

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

December 31, 2006 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust incentive income	$(108,327)
Adjust income from the receipt of options	31,588
Other revenues*	3,709
Total adjustments	$(73,030)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues is included elsewhere in the calculation of distributable earnings.

Adjustments from distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(129,348)
Incentive income received from one private equity fund, no longer subject to contingent repayment	9,474
Incentive income accrued from one private equity fund, not subject to contingent repayment	12,000
Incentive income received from one private equity fund, not subject to contingent repayment	(453)
Reserve for clawback	—
		(108,327)
Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(9,851)
Earnings from equity method investees**	77,353
Unrealized gains/losses on options in equity method investees, treated as derivatives	86,134
		153,636
Adjust income from the receipt of options		31,588
Adjust compensation expense		(15,947)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		(2,827)
Total adjustments		$58,123

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

December 31, 2006

Adjustments from total segment assets to GAAP assets

Adjust equity investments from fair value	$(57,729)
Adjust equity investments from cost	70,848
Adjust investments gross of employee portion	122,920
Adjust option investments to intrinsic value	33,036
Total adjustments	$169,075

December 31, 2005 and the Year then Ended	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$46,695	$55,978	$50,507	$19,463	$—	$172,643
Incentive income	133,230	114,353	73,230	12,412	—	333,225
Segment revenues – total	$179,925	$170,331	$123,737	$31,875	$—	$505,868
Pre-tax distributable earnings	$128,082	$89,413	$57,417	$9,118	$(13,740)	$270,290
Income tax expense	—	—	—	—	(9,016)	(9,016)
Distributable earnings	$128,082	$89,413	$57,417	$9,118	$(22,756)	$261,274
Total segment assets	$101,626	$264,081	$161,210	$90,215	$64,815	$681,947

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$505,868	$825,155	$(200,074)	$(87,550)	$1,043,399
Distributable earnings / net income	$261,274	$3,304,206	$(3,304,206)	$(68,598)	$192,676
Total assets	$681,947	$12,453,692	$(1,329,372)	$57,671	$11,863,938

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

December 31, 2005 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust incentive income	$(91,187)
Adjust income from the receipt of options	2,310
Other revenues*	1,327
Total adjustments	$(87,550)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues is included elsewhere in the calculation of distributable earnings.

Adjustments from distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(83,745)
Incentive income received from one private equity fund, not subject to contingent repayment	(49,486)
Incentive income accrued from one private equity fund, not subject to contingent repayment	42,044
Reserve for clawback	—
		(91,187)
Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(13,652)
Earnings from equity method investees**	25,849
Unrealized gains/losses on options in equity method investees, treated as derivatives	6,068
		18,265
Adjust income from the receipt of options		2,310
Adjust compensation expense		—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		2,014
Total adjustments		$(68,598)

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

December 31, 2005

Adjustments from total segment assets to GAAP assets

Adjust equity investments from fair value	$2,608
Adjust equity investments from cost	18,532
Adjust investments gross of employee portion	37,469
Adjust option investments to intrinsic value	(938)
Total adjustments	$57,671

December 31, 2004 and the Year then Ended	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$28,042	$33,511	$27,534	$13,278	$—	$102,365
Incentive income	19,407	16,638	53,456	7,959	—	97,460
Segment revenues – total	$47,449	$50,149	$80,990	$21,237	$—	$199,825
Pre-tax distributable earnings	$26,338	$31,140	$38,576	$6,328	$(2,003)	$100,379
Income tax expense	—	—	—	—	(2,910)	(2,910)
Distributable earnings	$26,338	$31,140	$38,576	$6,328	$(4,913)	$97,469

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$199,825	$240,122	$(90,672)	$2,103	$351,378
Distributable earnings / net income	$97,469	$1,045,116	$(1,045,116)	$16,981	$114,450

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

December 31, 2004 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust incentive income	$(1,627)
Adjust income from the receipt of options	2,285
Other revenues*	1,445
Total adjustments	$2,103

*	Segment revenues do not include GAAP other revenues; GAAP other revenues is included elsewhere in the calculation of distributable earnings.

Adjustments from distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(15,409)
Incentive income received from one private equity fund, not subject to contingent repayment	(3,998)
Incentive income accrued from one private equity fund, not subject to contingent repayment	17,780
Reserve for clawback	—
		(1,627)
Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(5,812)
Earnings from equity method investees**	13,125
Unrealized gains/losses on options in equity method investees, treated as derivatives, and realized gain on distribution of options	19,062
		26,375
Adjust income from the receipt of options		2,285
Adjust compensation expense		(5,901)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		(4,151)
Total adjustments		$16,981

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Fortress earned revenues by country as follows:

	Year Ended December 31,
	2006	2005	2004
Germany	$25,990	$16,277	$193
United Kingdom	74,191	57,388	8,105
Italy	13,154	7,740	(3,298)
Other non-U.S.	82,284	11,983	2,693
Total non-U.S.	195,619	93,388	7,693
U.S.	1,325,685	950,011	343,685
Total revenues	$1,521,304	$1,043,399	$351,378

For unconsolidated entities, revenues were attributed to each country based on the country in which a majority of each entity’s employees were situated. For consolidated entities, revenues were attributed to each country based on the location of the underlying investments from which the revenue was generated.

11.	SUBSEQUENT EVENTS

In January 2007, Fortress increased its capital commitment to one of its private equity funds by $80 million.

In January 2007, as a result of a realization event on one of Fortress’s private equity Portfolio Companies, Fortress Operating Group received distributions of incentive income from three private equity funds aggregating approximately $100.6 million, net of the employees’ share of such incentive income.

In January 2007, in connection with a capital raise, Newcastle issued 242,000 options to purchase shares of its common stock at $31.30 per share to Fortress, which were valued at $0.8 million. Fortress assigned 121,605 of these options to employees, recording compensation expense of $0.4 million.

In February 2007, one of the consolidated hybrid hedge funds raised $1.2 billion of capital commitments from existing and new limited partners, of which 18% was called in March 2007 and 8% was called in April 2007. During the capital commitment period, which expires on the earlier of when it is fully drawn or December 31, 2008, no other new investors will be permitted in this fund.

In February 2007, Fortress had its first closing of a new private equity Fortress Fund, Long Dated Value Fund III (‘‘LDVF III’’), with $201.4 million in capital commitments. A second closing was held in March 2007 resulting in total commitments of $275.3 million. Fortress, its affiliates and employees represent $23.0 million of the total commitments. Fortress will manage LDVF III under similar terms to the other private equity Fortress Funds.

In February 2007, Fortress entered into a preliminary agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a minority ownership interest in the management company, and as part of the transaction a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions. The entire transaction was approved by the advisory board of the Fortress Fund.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

In February 2007, a Fortress Fund originated a $1.2 billion loan in connection with a transaction between two third parties. As part of the syndication of this loan, Fortress formed four managed account relationships totaling $425 million, syndicated $300 million to a third party participant and retained the remainder in certain Fortress Funds.  Fortress will earn incentive fees from the managed account relationships based upon the performance of the underlying investment.

In March 2007, a departing Fortress employee entered into a sourcing agreement with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employee based on the employee sourcing future transactions for that Fortress Fund.

In March 2007, $11.6 million of Fortress’s remaining capital commitment to one of its private equity funds was extinguished.

In March 2007, one of the Portfolio Companies leased office space to a company owned by one of the Principals. The Principal pays approximately $0.1 million per annum in rent to the Portfolio Company.

In April 2007, in connection with a capital raise, Newcastle issued 456,000 options to purchase shares of its common stock at $27.75 per share to Fortress, which were valued at $1.2 million. The Principals individually purchased approximately $60 million of the shares sold in this offering directly from the underwriter at the public offering price.

Reorganization of Fortress Operating Group

Fortress Investment Group LLC (the ‘‘Registrant’’) was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group and completing the Nomura Transaction (described below), a public offering of shares and related transactions (the ‘‘Transactions’’) in order to carry on the business of Fortress Operating Group as a publicly traded entity. The Registrant completed the Nomura Transaction on January 17, 2007 and its IPO on February 8, 2007. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and holds, through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant will continue to be conducted by Fortress Operating Group. FIG Corp. is a corporation for tax purposes; as a result, the Registrant will be subject to income taxes on that portion of its income which flows through FIG Corp.

As the Registrant is a newly formed company, Fortress Operating Group is considered its predecessor for accounting purposes, and these combined financial statements will become the Registrant’s historical financial statements. Also, because the Principals control Fortress Operating Group before the Transactions and control the Registrant after the Transactions, the Transactions will be accounted for as a reorganization of entities under common control. Accordingly, the Registrant will carry forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial statements into its consolidated financial statements. Following completion of the Transactions, substantially all of Fortress’s expenses (other than (i) income tax expenses of Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC, (ii) obligations incurred under the tax receivable agreement (described below) and (iii) payments on indebtedness incurred by Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to Fortress Investment Group LLC, such as expenses incurred in connection with the Transactions, will be accounted for as expenses of the Fortress Operating Group.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

In January 2007, in connection with the Nomura transaction and the initial public offering, Fortress Operating Group was reorganized from eight limited liability companies each having individual capital accounts for each of the Principals into four limited partnerships each having a unitized capital structure. The Principals were issued 367,143,000 non-voting limited partner interests in each of the four limited partnerships and Fortress Investment Group LLC, through two intermediate holding companies, was issued the non-economic general partner interest in each of them. The Principals were also issued 367,143,000 non-economic Class B shares of Fortress Investment Group LLC. The term ‘‘Fortress Operating Group unit’’ is used to represent one limited partner interest in each limited partnership. A Fortress Operating Group unit is not a legal interest but is the term used to refer to the aggregate of one limited partnership interest in each reorganized Fortress Operating Group entity.

Nomura Transaction

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation, or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation), pursuant to which Nomura acquired a 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which went to the Principals. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares of Fortress Investment Group LLC for $888 million and Fortress Investment Group LLC in turn purchased 55,071,450 Fortress Operating Group limited partnership units, which represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million.

IPO

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.6 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied those proceeds as follows: (a) to pay $250 million outstanding under its term loan facility, as required by the credit agreement, and (b) to pay $85 million currently outstanding under its revolving credit facility, and intends to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes. As a result of the IPO, the Principals retained, collectively, an approximately 76.7% economic interest in Fortress Operating Group as well as voting control of the Registrant, which has an approximately 23.3% economic interest in and general partner control of Fortress Operating Group.

Distributions prior to the IPO

Fortress Operating Group made distributions totaling approximately $409.2 million to the Principals on January 16, 2007. Approximately $372.2 million represented the net proceeds from collection of deferred fee receivables (Note 3) earned in prior periods and reflected as due from affiliates in the combined balance sheet, including increases in the amount of such receivables for the period from December 31, 2006 through the date of distribution. Following this distribution, all of the deferred fee arrangements were terminated. For the period beginning January 17, 2007 to February 8, 2007, Fortress Operating Group distributed to the Registrant and the Principals an aggregate amount of $26.2 million, based on their relative percentage ownership of Fortress

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

Operating Group. The distribution to the Registrant was, in turn, distributed to Nomura after deducting a tax reserve related to FIG Corp.

If these distributions had been accrued as of December 31, 2006, on an unaudited pro forma basis, Fortress Operating Group’s total liabilities would have increased by the total amount of the distributions of $435.4 million to $6,127.6 million and its members’ equity would have been reduced by the same amount to a deficit of $313.9 million.

Deconsolidation of Fortress Funds

In connection with the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights effective March 31, 2007 to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds will have significant effects on many of the items within these financial statements but will have no material net effect to net income or equity. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

In March 2007, in conjunction with the deconsolidation, Fortress transferred its general partner interests in certain CDO Portfolio Companies to certain Fortress Funds for $6.5 million.

Related Transactions Concurrent with IPO

The Registrant issued 50,919,256 restricted Class A share units to its employees and employees of the Fortress Funds valued at $837.6 million in connection with the IPO and generally subject to vesting conditions.

The Principals entered into an agreement which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group limited partnership units subject to the risk of forfeiture of $4,755 million will be charged to compensation expense over the five year service period.

The Principals will have the right to exchange each of their Fortress Operating Group limited partnerships units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the acquisition of Fortress Operating Group limited partnership units from the Principals, such as in the Nomura transaction, also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that will provide for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state,

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis.

12.	PRO FORMA FINANCIAL INFORMATION (Unaudited)

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined financial statements of Fortress to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 11. The unaudited pro forma balance sheet information as of December 31, 2006 has been prepared as if this transaction had occurred on December 31, 2006. The unaudited pro forma income statement and statement of cash flows information for the year ended December 31, 2006 have been prepared as if this transaction had occurred on January 1, 2006.

The primary effects of the deconsolidation transaction on Fortress’s financial position, results of operations and liquidity will be the following:

•	Fortress will not record on its balance sheet and income statement the gross assets, liabilities, revenues, expenses and other income of the deconsolidated Fortress Funds, along with the related non-controlling interests of the fund investors in the equity and net income of these funds.

•	Fortress will reflect its investment in these funds on its balance sheet using the equity method of accounting, rather then eliminating the investment in consolidation.

•	Fortress will include the management fees and incentive income earned from these funds on its income statement rather than eliminating the revenue in consolidation.

•	Fortress will record its equity in the income of these funds using the equity method of accounting. However, it will not record any equity in income arising from incentive income arrangements to the extent that the incentive income is subject to contingent repayment. Therefore, Fortress will not need to record deferred incentive income with respect to these funds for incentive income that it is not yet distributed.

•	Fortress will also remove the cash flow activities of the deconsolidated funds from its statement of cash flows and replace them with its cash contributions to and distributions from the deconsolidated funds, which previously were eliminated in consolidation. This would not have any effect on Fortress’s overall net change in cash for the period; however, it would result in significant changes to Fortress’s operating, investing and financing cash flow categories.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the December 31, 2006 balance sheet information are as follows:

	As of December 31, 2006
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Assets
Cash and cash equivalents	$61,120	$—	$61,120
Cash held at consolidated subsidiaries and restricted cash	564,085	(564,085)	—
Due from affiliates	635,748	50,336	686,084
Receivables from brokers and counterparties	109,463	(109,463)	—
Investment company holdings, at fair value	21,944,596	(21,944,596)	—
Other investments
Loans and securities	317	—	317
Equity method investees	37,250	452,143	489,393
Options in affiliates	139,266	—	139,266
Other assets	190,728	(118,200)	72,528
	$23,682,573	$(22,233,865)	$1,448,708
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$15,112	$(14,660)	$452
Due to brokers and counterparties	187,495	(187,495)	—
Accrued compensation and benefits	159,931	—	159,931
Other liabilities	152,604	(95,413)	57,191
Deferred incentive income	1,648,782	(1,408,700)	240,082
Securities sold not yet purchased, at fair value	97,717	(97,717)	—
Derivative liabilities, at fair value	123,907	(122,288)	1,619
Investment company debt obligations payable	2,619,456	(2,619,456)	—
Other debt obligations payable	687,153	—	687,153
	5,692,157	(4,545,729)	1,146,428
Commitments and Contingencies
Non-controlling Interests in Consolidated Subsidiaries	17,868,895	(17,688,136)	180,759
Members’ Equity
Members’ equity	119,561	—	119,561
Accumulated other comprehensive income	1,960	—	1,960
	121,521	—	121,521
	$23,682,573	$(22,233,865)	$1,448,708

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the income statement information for the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2006
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees and expense reimbursements from affiliates	$154,649	$164,355	$319,004
Incentive income from affiliates	185,364	140,151	325,515
Other revenues	70,802	(58,102)	12,700
Interest and dividend income – investment company holdings	1,110,489	(1,110,489)	—
	1,521,304	(864,085)	657,219
Expenses
Interest expense
Investment company subsidiaries	505,340	(505,340)	—
Other	54,026	(13,418)	40,608
Compensation and benefits	436,004	(50,914)	385,090
General, administrative and other expense	115,095	(71,262)	43,833
Depreciation and amortization	6,818	(30)	6,788
	1,117,283	(640,964)	476,319
Other income
Gains (losses) from investments
Investment company holdings	6,594,029	(6,594,029)	—
Other investments
Net realized losses	(13,608)	11,455	(2,153)
Net realized gains from affiliate investments	977	—	977
Net unrealized gains	4,044	(28)	4,016
Net unrealized gains from affiliate investments	182,228	(5,894)	176,334
Earnings from equity method investees	5,039	103,146	108,185
	6,772,709	(6,485,350)	287,359
Income before Deferred Incentive Income, Non-Controlling Interests in Income of Consolidated Subsidiaries and Income Taxes	7,176,730	(6,708,471)	468,259
Deferred incentive income	(1,066,137)	1,066,137	—
Non-controlling interests in income of consolidated subsidiaries	(5,655,184)	5,636,457	(18,727)
Income before income taxes	455,409	(5,877)	449,532
Income tax expense	(12,525)	581	(11,944)
Net Income	$442,884	$(5,296)	$437,588
		(A )

(A)	Amount represents the carrying value of Fortress’s options in Northcastle. Upon the decision to liquidate Northcastle, these options were written off by Fortress. This write off was eliminated in consolidation but is retained on a deconsolidated basis.

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information for the year ended December 31, 2006 are as follows:

	Year Ended December 31, 2006
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income	$442,884	$(5,296)	$437,588
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	6,818	(30)	6,788
Other amortization and accretion	6,782	(2,324)	4,458
Earnings from equity method investees	(5,039)	(103,146)	(108,185)
Distributions of earnings from equity method investees	10,076	129,823	139,899
Gains from investments	(6,767,671)	6,588,497	(179,174)
Recognition of deferred incentive income	—	(9,473)	(9,473)
Deferred incentive income	1,066,137	(1,066,137)	—
Non-controlling interests in income of consolidated subsidiaries	5,655,184	(5,636,457)	18,727
Deferred tax expense	389	(220)	169
Options received from affiliates	(31,588)	—	(31,588)
Assignments of options to employees	15,947	—	15,947
Cash flows due to changes in Cash held at consolidated subsidiaries and restricted cash	(311,471)	311,471	—
Due from affiliates	(168,216)	46,855	(121,361)
Receivables from brokers and counterparties and other assets	(110,107)	77,728	(32,379)
Due to affiliates	(42,978)	26,160	(16,818)
Accrued compensation and benefits	181,812	—	181,812
Deferred incentive income	—	129,348	129,348
Due to brokers and counterparties and other liabilities	41,338	(30,509)	10,829
Investment company holdings
Purchases of investments	(14,779,729)	14,779,729	—
Proceeds from sale of investments	10,205,552	(10,205,552)	—
Net cash used in operating activities	(4,583,880)	5,030,467	446,587
Cash Flows From Investing Activities
Purchase of other loan and security investments	(353,289)	352,547	(742)
Proceeds from sale of other loan and security investments	733,825	(732,199)	1,626
Purchase of interests in equity method investees	(1,732)	(347,859)	(349,591)
Cash received (paid) on settlement of derivatives	(1,882)	—	(1,882)
Purchase of fixed assets	(14,998)	—	(14,998)
Net cash used in investing activities	361,924	(727,511)	(365,587)
Cash Flows From Financing Activities
Borrowings under debt obligations	5,862,011	(5,007,011)	855,000
Repayments of debt obligations	(4,817,151)	4,416,955	(400,196)
Payment of deferred financing costs	(27,875)	34,840	6,965
Capital distributions	(447,027)	—	(447,027)
Non-controlling interests in consolidated subsidiaries – contributions	6,209,635	(6,209,635)	—
Non-controlling interests in consolidated subsidiaries – distributions	(2,532,746)	2,461,895	(70,851)
Net cash provided by financing activities	4,246,847	(4,302,956)	(56,109)
Net Increase in Cash and Cash Equivalents	24,891	—	24,891
Cash and Cash Equivalents, Beginning of Period	36,229	—	36,229
Cash and Cash Equivalents, End of Period	$61,120	$—	$61,120

FORTRESS OPERATING GROUP
(Limited Liability Companies)

NOTES TO COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in tables shown in thousands)

13.	SUPPLEMENTAL QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following is unaudited summary information on Fortress’s quarterly operations. The pro forma share data is based on the number of Fortress Operating Group units issued to the Principals upon the reorganization of Fortress in January 2007 in connection with the Nomura transaction and initial public offering (Note 11), as if the units had been outstanding from January 1, 2005.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2006
Total revenues	$344,692	$353,608	$335,168	$487,836	$1,521,304
Total expenses	(233,387)	(268,414)	(271,097)	(344,385)	(1,117,283)
Total other income	1,001,197	473,522	1,305,320	3,992,670	6,772,709
Income Before Deferred Incentive Income, Non-Controlling Interests in Income of Consolidated Subsidiaries and Income Taxes	1,112,502	558,716	1,369,391	4,136,121	7,176,730
Deferred incentive income	(151,706)	(109,701)	(214,248)	(590,482)	(1,066,137)
Non-controlling interests in income of consolidated subsidiaries	(825,372)	(489,164)	(1,088,810)	(3,251,838)	(5,655,184)
Income tax expense	(5,144)	(2,126)	(1,628)	(3,627)	(12,525)
Net Income	$130,280	$(42,275)	$64,705	$290,174	$442,884
Earnings per Fortress Operating Group unit, pro forma, basic and diluted	$0.35	$(0.11)	$0.18	$0.79	$1.21
Weighted average number of Fortress Operating Group units outstanding, pro forma, basic and diluted	367,143,000	367,143,000	367,143,000	367,143,000	367,143,000
2005
Total revenues	$132,492	$176,457	$231,869	$502,581	$1,043,399
Total expenses	(82,150)	(112,576)	(226,435)	(264,068)	(685,229)
Total other income	235,239	730,928	491,122	1,494,335	2,951,624
Income Before Deferred Incentive Income, Non-Controlling Interests in Income of Consolidated Subsidiaries and Income Taxes	285,581	794,809	496,556	1,732,848	3,309,794
Deferred incentive income	(43,745)	(92,588)	(87,930)	(220,304)	(444,567)
Non-controlling interests in income of consolidated subsidiaries	(231,291)	(664,491)	(421,103)	(1,346,041)	(2,662,926)
Income tax expense	(812)	(2,171)	(147)	(6,495)	(9,625)
Net Income	$9,733	$35,559	$(12,624)	$160,008	$192,676
Earnings per Fortress Operating Group unit, pro forma, basic and diluted	$0.03	$0.10	$(0.03)	$0.44	$0.52
Weighted average number of Fortress Operating Group units outstanding, pro forma, basic and diluted	367,143,000	367,143,000	367,143,000	367,143,000	367,143,000

Report of Independent Registered Public Accounting Firm

To the member of Fortress Investment Group Holdings LLC

We have audited the accompanying balance sheet of Fortress Investment Group Holdings LLC (the ‘‘Company’’) as of December 31, 2006. This balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Fortress Investment Group Holdings LLC at December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
April 12, 2007

FORTRESS INVESTMENT GROUP HOLDINGS LLC

BALANCE SHEET
DECEMBER 31, 2006

Assets
Cash	$400
Total Assets	$400
Member’s Interest
Common interests, no par value, 100 units issued and outstanding	$400
Total Member’s Interest	$400

1.    Organization and Purpose

Fortress Investment Group Holdings LLC (the ‘‘Registrant’’) was formed in Delaware on November 6, 2006. In connection with its formation, the Registrant issued 100 common interests for $400 to Randal Nardone, as the sole member of the Registrant. The member’s liability is limited to its contributed capital. Under the terms of the Limited Liability Company Agreement, the Registrant shall have perpetual existence, unless the member votes for dissolution or dissolution is required by law.

The Registrant was formed for the purpose of completing a public offering and related transactions (the ‘‘Transactions’’) in order to carry on the business of Fortress Operating Group as a publicly-traded entity. Fortress Operating Group is comprised of the limited partnerships through which the Principals, Wesley Edens, Peter Briger, Robert Kauffman, Randal Nardone and Michael Novogratz, currently operate the business.

2.    Subsequent Events

Reorganization of Fortress Operating Group

As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and holds, through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant will continue to be conducted by Fortress Operating Group. FIG Corp. is a corporation for tax purposes; as a result, the Registrant will be subject to income taxes on that portion of its income which flows through FIG Corp. The consolidated group subsequent to the Transactions is referred to as ‘‘Fortress.’’

As the Registrant is a newly formed company, Fortress Operating Group is considered its predecessor for accounting purposes, and their combined financial statements will become the Registrant’s historical financial statements. Also, because the Principals control Fortress Operating Group before the Transactions and control the Registrant after the Transactions, the Transactions will be accounted for as a reorganization of entities under common control. Accordingly, the Registrant will carry forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial statements into its consolidated financial statements. Following completion of the Transactions, substantially all of Fortress’s expenses (other than (i) income tax expenses of Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC, (ii) obligations incurred under the tax receivable agreement (described below) and (iii) payments on indebtedness incurred by Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to Fortress Investment Group LLC, such as expenses incurred in connection with the Transactions, will be accounted for as expenses of the Fortress Operating Group.

FORTRESS INVESTMENT GROUP HOLDINGS LLC

BALANCE SHEET
DECEMBER 31, 2006

In January 2007, in connection with the Nomura transaction and the initial public offering, Fortress Operating Group was reorganized from eight limited liability companies each having individual capital accounts for each of the Principals into four limited partnerships each having a unitized capital structure. The Principals were issued 367,143,000 non-voting limited partner interests in each of the four limited partnerships and Fortress Investment Group LLC, through two intermediate holding companies, was issued the non-economic general partner interest in each of them. The Principals were also issued 367,143,000 non-economic Class B shares of Fortress Investment Group LLC. The term ‘‘Fortress Operating Group unit’’ is used to represent one limited partner interest in each limited partnership. A Fortress Operating Group unit is not a legal interest but is the term used to refer to the aggregate of one limited partnership interest in each reorganized Fortress Operating Group entity.

Nomura Transaction

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation, or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation), pursuant to which Nomura acquired a 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which went to the Principals. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares of Fortress Investment Group LLC for $888 million and Fortress Investment Group LLC in turn purchased 55,071,450 Fortress Operating Group limited partnership units, which represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million.

IPO

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.6 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied those proceeds as follows: (a) to pay $250 million outstanding under its term loan facility, as required by the credit agreement, and (b) to pay $85 million currently outstanding under its revolving credit facility, and intends to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes.

As a result of the IPO, the Principals retained, collectively, an approximately 76.7% economic interest in Fortress Operating Group as well as voting control of the Registrant, which has an approximately 23.3% economic interest in and general partner control of Fortress Operating Group.

Deconsolidation of Fortress Investment Funds

In connection with the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights effective March 31, 2007 to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from the Registrant’s financial statements as of March 31, 2007.

Related Transactions Concurrent with IPO

The Registrant issued 50,919,256 restricted Class A share units to its employees and employees of the Fortress Funds valued at $837.6 million in connection with the IPO and generally subject to vesting conditions.

FORTRESS INVESTMENT GROUP HOLDINGS LLC

BALANCE SHEET
DECEMBER 31, 2006

The Principals entered into an agreement which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group limited partnership units subject to the risk of forfeiture of $4,755 million will be charged to compensation expense over the five year service period.

The Principals will have the right to exchange each of their Fortress Operating Group limited partnerships units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the acquisition of Fortress Operating Group limited partnership units from the Principals, such as in the Nomura transaction, also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that will provide for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information about our directors and executive officers. Each of our executive officers serves at the pleasure of our board of directors, subject to rights under their employment agreements and the rights of our Class A shareholders, as described below. Our shareholders agreement provides that so long as our principals and their permitted transferees collectively own more than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our board of directors will nominate individuals designated by the principals such that the principals will have six designees (out of a total possible eleven members) to the board, and if the principals own more than 10% and equal to or less than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our board of directors will nominate individuals designated by the principals such that the principals will have between two and five designees to the board, based on their collective ownership of our outstanding shares. Our principals designated themselves to our board of directors and have not elected to designate a sixth member at this time. The Investor Shareholder Agreement with Nomura provides that, so long as Nomura and its permitted transferees beneficially own securities representing more than 10% of the total combined voting power of all our outstanding Class A and Class B shares, our board of directors will nominate individuals designated by Nomura such that Nomura will have one designee (out of a total possible eleven members) to the board. Nomura has designated Takumi Shibata to our board of directors. Each director listed below has been elected by the vote of a plurality of our Class A and Class B shareholders, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. Our board consists of eleven members, a majority of which have been determined to be ‘‘independent’’ as defined under the rules of the NYSE.

Name	Age	Position
Wesley R. Edens	45	Chief Executive Officer and Chairman of the Board of Directors
Peter L. Briger, Jr	43	President and Director
Robert I. Kauffman	43	President – Europe and Director
Randal A. Nardone	51	Chief Operating Officer and Director
Michael E. Novogratz	42	President and Director
Daniel N. Bass	40	Chief Financial Officer
Fredric B. Garonzik	64	Director
Richard N. Haass	55	Director
Douglas L. Jacobs	59	Director
Daniel H. Mudd	48	Director
Howard Rubin	51	Director
Takumi Shibata	54	Director

Wesley R. Edens has been a principal and the Chairman of the Management Committee of Fortress since co-founding the company in May 1998. Mr. Edens is responsible for the company’s private equity and publicly traded alternative investment businesses. He is Chairman of the board of directors of each of Aircastle Limited, Brookdale Senior Living Inc., Newcastle Investment Corp., Eurocastle Investment Limited, GateHouse Media, Inc. and Mapeley Limited and a director of Crown Castle International Corp. and GAGFAH S.A. Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors from October 2002 to January 2007. Mr. Edens serves in various capacities in the following five registered investment companies: Chairman, Chief Executive Officer and Trustee of Fortress Registered Investment Trust and Fortress Investment Trust II; Chairman and Chief Executive Officer of Fortress Brookdale Investment Fund LLC and Fortress Pinnacle Investment Fund LLC and Chief Executive Officer of RIC Coinvestment Fund GP LLC. Prior to forming Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset

Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers. Mr. Edens received a B.S. in Finance from Oregon State University.

Peter L. Briger, Jr.    has been a principal and a member of the Management Committee of Fortress since March 2002. Mr. Briger is responsible for the hybrid hedge fund business, which includes running the Drawbridge Special Opportunities Funds. Prior to joining Fortress, Mr. Briger spent 15 years at Goldman, Sachs & Co., or Goldman Sachs, where he became a partner in 1996. Over the course of his career at Goldman Sachs, he held the positions of co-head of the Whole Loan Sales and Trading business, co-head of the Fixed Income Principal Investments Group, co-head of the Asian Distressed Debt business, co-head of the Goldman Sachs Special Opportunities (Asia) Fund LLC and co-head of the Asian Real Estate Private Equity business. In addition, he was a member of the Goldman Sachs Global Control and Compliance Committee, a member of the Goldman Sachs Asian Management Committee and a member of the Goldman Sachs Japan Executive Committee. Mr. Briger received a B.A. from Princeton University and an M.B.A. from Wharton. Mr. Briger currently serves on the board of directors of the Princeton University Investment Company.

Robert I. Kauffman has been a principal and a member of the Management Committee of Fortress since co-founding the company in 1998. Mr. Kauffman is responsible for the management of Fortress’s European private equity investment operations. Mr. Kauffman is the Chairman of the Supervisory Board of GAGFAH S.A., which is listed on the Frankfurt Stock Exchange. Prior to joining Fortress, Mr. Kauffman was a managing director of UBS from May 1997 to May 1998, and prior to that, was a principal of BlackRock Financial Management Inc. Mr. Kauffman was with Lehman Brothers from 1986 to 1994 and served as executive director of Lehman Brothers International in London beginning in 1992. Mr. Kauffman received a B.S. in Business Administration from Northeastern University.

Randal A. Nardone has been a principal and a member of the Management Committee of Fortress since co-founding the company in 1998. Mr. Nardone oversees Fortress’s structured finance and legal matters. Mr. Nardone is a director of GAGFAH S.A., which is listed on the Frankfurt Stock Exchange, and Eurocastle Investment Limited, which is listed on the Euronext Amsterdam Exchange. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a B.A. in English and Biology from the University of Connecticut and a J.D. from Boston University School of Law.

Michael E. Novogratz has been a principal and a member of the Management Committee of Fortress since March 2002. Mr. Novogratz is responsible for the liquid hedge fund business, which includes running the Drawbridge Global Macro Funds. Prior to joining Fortress, Mr. Novogratz spent 11 years at Goldman Sachs, where he became a partner in 1998. Mr. Novogratz held the positions of president of Goldman Sachs Latin America and the head of Fixed Income, Currencies and Commodities Risk in Asia, where he lived from 1992 to 1999. Mr. Novogratz received a B.A. from Princeton University, and served as a helicopter pilot in the U.S. Army.

Daniel N. Bass joined Fortress as Chief Financial Officer in November 2003. Prior to joining Fortress, Mr. Bass spent 11 years at Deutsche Bank. Over the course of his career at Deutsche Bank, he held the positions of managing director of DB Capital Partners and managing director, Global Business Area Controller of Deutsche Bank’s Corporate Investments Division. Prior to that, Mr. Bass was a Senior Associate in the International Tax Practice at Coopers & Lybrand. Mr. Bass received both a B.S. and a Masters in Accounting from Florida State University.

Fredric B. Garonzik became a member of our board of directors in February 2007. Mr. Garonzik retired from Goldman, Sachs Group in November 1999 where he was co-head of the Fixed Income Currency and Commodities Division. From 1988-1994 he was head of Fixed Income and Capital Markets in Europe, based in London. He was named a General Partner in 1984. He is on the Board of Overseers of the Thomas J. Watson Institute for International Studies, a member of the Corporation of Brown University (Investment Committee Chairman) and has recently served on the boards of the Wharton Financial Institution, the American Federation for Aging Research

(Treasurer), the Union Settlement (Finance Chairman) and the Buckley School. Mr. Garonzik is an Advisory Director to the Asian Special Opportunities Fund at Goldman Sachs and serves on the Advisory Boards of several for-profit entities. He received an A.B. from Brown University in 1964 and an M.B.A. from the Wharton School of Business at the University of Pennsylvania in 1967.

Dr. Richard N. Haass became a member of our board of directors in February 2007. Mr. Haass is president of the Council on Foreign Relations, a position he has held since July 2003. Prior to his current position, Mr. Haass was director of policy planning for the U.S. Department of State, where he was a principal adviser to Secretary of State Colin Powell on a broad range of foreign policy concerns, and acted as U.S. coordinator for policy toward the future of Afghanistan and the lead U.S. government official in support of the Northern Ireland peace process. From 1989 to 1993, Mr. Haass was special assistant to President George Bush and senior director for Near East and South Asian affairs on the staff of the National Security Council. Previously, he served in various posts in the United States Departments of State and Defense. Mr. Haass has received the State Department’s Distinguished Honor Award and the Presidential Citizens Medal. Mr. Haass has been director of foreign policy studies at the Brookings Institution and taught at or been associated in various capacities with Hamilton College, the Carnegie Endowment for International Peace, Harvard University’s Kennedy School of Government and the International Institute for Strategic Studies. Mr. Haass holds a bachelor’s from Oberlin College and both a Master and Doctor of Philosophy degrees from Oxford University.

Douglas L. Jacobs became a member of our board of directors in February 2007. Mr. Jacobs was a director and Chairman of the Audit Committee for Global Signal Inc. from February 2004 until January 2007 when Global Signal was sold to Crown Castle International Corp. Since November of 2004, Mr. Jacobs has been a director of ACA Capital Holdings, Inc., a financial guaranty company, where he is Chairman of the Audit Committee and a member of the Compensation Committee and the Risk Management Committees. Mr. Jacobs has also been a director of Hanover Capital Mortgage Holdings, Inc since 2003. From 1988 to 2003, Mr. Jacobs was an Executive Vice President and Treasurer at FleetBoston Financial Group, managing the company’s funding, securitization, capital, and asset and liability management activities in addition to its securities, derivatives, and mortgage loan portfolios. Prior to joining FleetBoston, Mr. Jacobs was active in a variety of positions at Citicorp over 17 years, culminating in his role as Division Executive of the Mortgage Finance Group. Mr. Jacobs holds a B.A. from Amherst College and an M.B.A. from Wharton.

Daniel H. Mudd became a member of our board of directors in February 2007. Mr. Mudd is President and Chief Executive Officer of Fannie Mae, the nation’s largest financer of home mortgages. Prior to being appointed to his current post in June 2005, Mr. Mudd served as the Vice Chairman and Chief Operating Officer of Fannie Mae. As Chief Operating Officer, Mr. Mudd was responsible for originations, marketing, operations, systems, local outreach and administration. Prior to joining Fannie Mae in February 2000, Mr. Mudd served as President and Chief Executive Officer of GE Capital, Japan. During his career at GE Capital, Mr. Mudd served in Business Development, International Financing and European Fleet Services. He served as President of GE Capital Asia-Pacific from 1996 to 1999. Prior to his tenure at GE Capital, Mr. Mudd held positions in management consulting and financial services with Xerox Corporation, Ayers Whitmore and Company, and the World Bank. Mr. Mudd holds a B.A. in American History from the University of Virginia and a Master in Public Administration from the John F. Kennedy School at Harvard University. Mr. Mudd serves on the Boards of Directors of Fannie Mae and Ryder Systems, Inc. Mr. Mudd also serves on the boards of the Local Initiatives Support Corporation, the Center for the Study of the Presidency, Homes for Working Families, Hampton University and the University of Virginia Board of Managers.

Howard Rubin became a member of our board of directors in February 2007. Mr. Rubin is a director of Capstead Mortgage Corporation (head of the Audit Committee), Deerfield Triarc Capital Corp. (member of Audit Committee) and GateHouse Media (member of Audit Committee). In addition, he served as a director of Global Signal from February 2004 until January 2007 when Global Signal was sold to Crown Castle International Corp. He has over twenty years of experience trading mortgage-backed securities. From 1987 to his retirement in 1999, Mr. Rubin was a Senior Managing Director at Bear Stearns, where he ran the Collateralized Mortgage Obligations desk. Mr. Rubin received a Masters of Business Administration from Harvard Business School and a B.S.E. in Chemical Engineering from Lafayette College.

Takumi Shibata became a member of our board of directors in February 2007. Mr. Shibata is Chief Executive Officer of the Asset Management Division of Nomura Holdings, Inc. and sits on Nomura’s Group Management Council. Prior to his current position, Mr. Shibata headed a variety of businesses at Nomura, including: global support functions, during 2004 and 2005, global wholesale business, during 2002 and 2003, global investment banking operations, during 2001 and 2002, and European business from 1997 through 2001. Mr. Shibata sits on the Japanese Government’s Business Accounting Council. Mr. Shibata has been Chairman of the Self Regulation Planning Committee of the Japan Securities Dealers Association, a Board Member of the International Primary Market Association (London), and a Board Member of the Securities Institute (London). Mr. Shibata holds a B.A. in economics from Keio University and an M.B.A. from Harvard Business School.

Board of Directors

Our board of directors is divided into three classes that are, as nearly as possible, of equal size. Each class of directors is elected for a three-year term of office, but the terms are staggered so that the term of only one class of directors expires at each annual general meeting. The current terms of the Class I, Class II and Class III directors will expire in 2008, 2009 and 2010, respectively. Messrs. Nardone, Haass and Rubin each serve as a Class I director, Messrs. Kauffman, Novogratz, Garonzik and Shibata each serve as a Class II director and Messrs. Briger, Edens, Jacobs and Mudd each serve as a Class III director. All officers serve at the discretion of the board of directors. Under our shareholders agreement, the principals are entitled to designate up to six directors for election to our board of directors, depending upon the level of ownership of the principals. Our board consists of eleven directors. Our board of directors has determined that six of our directors, Messrs. Garonzik, Haass, Jacobs, Mudd, Rubin and Shibata, are ‘‘independent’’ directors as defined under the rules of the NYSE.

Committees of the Board of Directors

We have established the following committees of our board of directors:

Audit Committee

The audit committee:

•	reviews the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary;

•	reviews our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;

•	reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and

•	has the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.

We appointed Douglas L. Jacobs, as chair, and Fredric B. Garonzik and Howard Rubin as our audit committee members. All three members were determined to be ‘‘independent’’ as defined under NYSE rules and under section 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Douglas L. Jacobs was designated as the audit committee financial expert.

Nominating, Corporate Governance and Conflicts Committee

The nominating, corporate governance and conflicts committee:

•	reviews the performance of our board of directors and makes recommendations to the board regarding the selection of candidates, qualification and competency requirements for service on the board and the suitability of proposed nominees as directors;

•	advises the board with respect to the corporate governance principles applicable to us;

•	oversees the evaluation of the board and management;

•	reviews and approves in advance any related party transaction, other than those that are pre-approved pursuant to pre-approval guidelines or rules established by the committee; and

•	establishes guidelines or rules to cover specific categories of transactions.

We appointed Daniel H. Mudd, as chair, and Fredric B. Garonzik and Richard N. Haass as our nominating and corporate governance committee members. All three members were determined to be ‘‘independent’’ as defined under NYSE rules.

Compensation Committee

The compensation committee:

•	reviews and recommends to the board the salaries, benefits and equity incentive grants for all employees, consultants, officers, directors and other individuals we compensate;

•	reviews and approves corporate goals and objectives relevant to Chief Executive Officer compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives, and determines the Chief Executive Officer’s compensation based on that evaluation; and

•	oversees our compensation and employee benefit plans.

We appointed Howard Rubin, as chair, and Douglas L. Jacobs and Takumi Shibata as our compensation committee members. All three members were determined to be ‘‘independent’’ as defined under NYSE rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and NYSE reports of ownership on Form 3 and changes in ownership on Forms 4 and 5. Such executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Because our initial public offering did not occur until the 2007 fiscal year, such executive officers, directors and greater than 10% shareholders were not required to file beneficial ownership reports during the 2006 fiscal year.

Corporate Governance

Fortress Investment Group LLC has a Code of Business Conduct and Ethics that applies to all directors, employees, and officers, including our chief executive officer, chief financial officer and controller. Readers can find our Code of Business Conduct and Ethics on our web site at www.fortressinv.com. We will post to our web site any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Employment, Non-Competition and Non-Solicitation Agreements with Principals

In connection with the Nomura transaction, Fortress entered into an employment, non-competition and non-solicitation agreement with each principal (each referred to as an ‘‘officer’’ in this section describing such agreements). Each officer who is a principal also serves as an officer and director of a number of Fortress entities. The initial term of the agreement is the first five years from the completion of our initial public offering. The agreement’s term automatically renews for an additional year each year thereafter, unless notice of intention not to renew is given by either party in accordance with the agreement. Each officer has the right to voluntarily terminate his employment with Fortress at any time.

Each officer is entitled during his employment to an annual salary of $200,000, which may be increased, but not decreased, at the discretion of the board of directors, and the officer is entitled to participate in all employee retirement and welfare benefit plans of Fortress. The agreement requires the officer to protect the confidential information of Fortress both during and after employment. The agreement also requires the officer to refrain from soliciting employees or interfering with Fortress’s relationships with investors both during and for a period of 24 months after termination of employment.

Any termination of the employment of the officer during the agreement’s term will have certain consequences. If Fortress terminates an officer’s employment without ‘‘cause’’ (as defined below) during the agreement’s term, Fortress will pay the officer a separation payment equal to three times his then-current annual salary plus his accrued but unpaid salary through the date of termination. Termination of an officer without ‘‘cause’’ is subject to approval of the holders of our Class B shares. If we terminate an officer’s employment with cause, such terminated officer is entitled to accrued but unpaid salary and accrued but unused vacation pay through the date of such termination. If during the agreement’s term the officer’s employment is terminated by reason of death or disability, or if an officer terminates his employment voluntarily, the officer (or his estate) will be paid his accrued but unpaid salary and accrued but unused vacation pay through the date of termination.

Without regard to whether the employment agreement has been terminated or has expired as a result of not having been renewed, if an officer terminates his employment agreement voluntarily or if Fortress terminates his employment with cause, the officer will be subject to an eighteen-month post-employment covenant requiring the officer to refrain from competing with Fortress. This covenant also applies while the officer is employed. The enforcement of this covenant and the non-solicitation, non-interference and confidentiality covenants will be the exclusive remedy of Fortress in the event of such terminations.

‘‘Cause’’ means:

(i)	the willful engaging by the officer in illegal or fraudulent conduct or gross misconduct which, in each case, is materially and demonstrably injurious (x) to Fortress, (y) to the reputation of either the officer or Fortress or (z) to any of Fortress’s material funds or businesses, or

(ii)	conviction of a felony or guilty or nolo contendere plea by the officer with respect thereto, or

(iii)	a material breach by the officer of the non-competition or non-solicitation covenants contained in the agreement, if such breach is curable and is not cured within 30 business days following receipt of a notice of such breach or if such breach is not curable.

For purposes of this provision, no act or failure to act on the part of the officer shall be considered ‘‘willful’’ unless it is done, or omitted to be done, by the officer in bad faith or without reasonable belief that the officer’s action or omission was in the best interests of Fortress or was done or omitted to be done with reckless disregard to the consequences. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the board or based upon the advice of counsel for Fortress shall be conclusively presumed to be done, or omitted to be done, by the officer in good faith and in the best interests of Fortress. The cessation of employment of the officer shall not be deemed to be for cause unless and until there shall have been delivered to the officer a copy of a resolution duly adopted by the affirmative vote of two-thirds of the members of the board at a meeting of the board called and held for such purpose (after reasonable notice is provided to the officer and the officer is given an opportunity, together with counsel, to be heard before the board), finding that in the good faith opinion of the board, the officer is guilty of the conduct constituting cause and specifying the particulars thereof in detail.

Employment Letter with Principal Financial Officer

Through our subsidiary, FIG LLC, we have a letter agreement dated January 25, 2007, with our principal financial officer, Daniel N. Bass, which replaces his letter agreement dated October 27, 2003, and states certain terms and conditions of his continuing employment. This employment letter provides that Mr. Bass is an employee ‘‘at will,’’ whose employment may be terminated at any time, either by us or by him.

The employment letter provides for a base salary of $200,000 and possible discretionary bonuses. Mr. Bass is eligible to participate in our 401(k) plan and in other benefit plans and arrangements generally made available to our senior executives from time to time and is entitled to twenty days of vacation per year. The letter’s exhibits document certain profit sharing interests held by Mr. Bass in a variety of Fortress funds. Mr. Bass agrees not to compete with us during his employment, and, if we terminate his employment with ‘‘cause’’ (as defined in the employment letter) or he resigns, he must not compete with us for twelve months after termination. Mr. Bass is prohibited from making critical statements about us that are likely to become public. During his employment and for two years thereafter he will not solicit any of our employees to leave our employment or hire any of our former employees within one year of such employee’s termination. During his employment and for two years thereafter he will not intentionally interfere with our relationship with, or endeavor to entice away, any of our investors.

Item 11.    Executive Compensation

Compensation Committee Interlocks and Insider Participation

Upon the consummation of our initial public offering, our board of directors formed a compensation committee. We appointed Howard Rubin, as chair, and Douglas L. Jacobs and Takumi Shibata as our compensation committee members. All three members were determined to be ‘‘independent’’ as defined under NYSE rules. Our principals have historically made all determinations regarding executive officer compensation, including compensation decisions during the year ended December 31, 2006.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with each of our executive officers and, based upon such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this report. Each of Messrs. Rubin, Jacobs and Shibata approved such inclusion in this report.

Compensation Discussion and Analysis

A primary goal for many companies in designing executive compensation arrangements has been to align the interests of their top executives with the interests of the shareholders. Our fundamental philosophy is premised on alignment with our investors. That alignment has been and will continue to be evidenced by our significant capital investment in the funds we manage; similar alignment with our Class A shareholders will be evidenced by the continued significant ownership by our principals in the Fortress Operating Group. Our principals are Wesley Edens, Peter Briger, Robert Kauffman, Randal Nardone and Michael Novogratz.

Prior to completion of the Nomura transaction, there were no formal compensation arrangements in effect for the principals. As they developed the Fortress Operating Group, they benefited primarily by the increased value of their ownership interests in the Fortress Operating Group and by distributions with respect to those interests.

In connection with the Nomura transaction, we entered into a five-year employment, non-competition and non-solicitation agreement with each principal which will automatically renew for an additional year each year thereafter, unless either party gives notice of intention not to renew in accordance with the agreement. The agreements are more fully described above in Item 10. Each agreement provides for a salary of $200,000. We believe that the salary provided is significantly below-market-rate compensation for the principals. The principals will receive distributions with respect to their ownership of Fortress Operating Group units, in the same amount per unit and at the same time as distribution is made to us in respect of the Fortress Operating Group units we hold, creating an alignment of interest with our Class A shareholders that is consistent with our fundamental philosophy. We expect to re-examine the concept of below-market-rate compensation as we approach the end of the initial five year term of the employment agreements and to then adjust the compensation of each principal to a market rate. The agreements require the principals to protect the confidential information of Fortress, both during and after employment, and to refrain from soliciting employees or interfering with Fortress’s relationships with investors, both during and for a 24-month period after employment. These post-termination covenants survive any termination or expiration of the principal’s agreement. Each principal has the right to voluntarily terminate his employment with Fortress.

Under the agreements, if we terminate a principal’s employment during the agreement’s term without cause, we will pay the principal a separation payment equal to three times his then-current salary. There will be no special change-in-control provisions in the agreements. Our reasoning was that the principals, through their ownership of Class B shares, exercise control over matters requiring shareholder approval, and should not receive special benefits as the result of any change in control which they might approve as shareholders.

The agreements require the principals to refrain from competing with us during employment. If we terminate an principal’s employment for cause or if the principal terminates his own employment voluntarily the agreement will impose an eighteen-month post-termination covenant requiring the executive to refrain from competing with Fortress, whether or not the termination occurs during the term of the principal’s agreement or as a result of the failure to renew such agreement.

Executive Compensation

Prior to the consummation of our initial public offering, our business was conducted through the Fortress Operating Group. The following summary compensation table sets forth information concerning the compensation earned by, awarded to or paid to our principal executive officer, our principal financial officer and our four other most highly compensated executive officers in 2006 for services rendered to the Fortress Operating Group. The officers named in the table, other than our principal financial officer, are referred to elsewhere in this report as our ‘‘principals,’’ who benefited primarily during their development of the Fortress Operating Group by the increased value of their ownership interests and by distributions with respect to those interests. They did not receive any salary or bonus during 2006. As discussed in Item 10 above, we entered into an employment agreement with each of them that provides for a specified salary and other benefits.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Wesley R. Edens Principal Executive Officer	2006	$0	$0	$388,188	[1]	$388,188
Daniel N. Bass Principal Financial Officer	2006	$200,000	$1,130,000	$1,667,231	[2]	$2,997,231
Peter L. Briger, Jr. President	2006	$0	$0	$135,078	[3]	$135,078
Robert I. Kauffman President – Europe	2006	$0	$0	$274,538	[4]	$274,538
Randal A. Nardone Chief Operating Officer	2006	$0	$0	$153,745	[5]	$153,745
Michael Novogratz President	2006	$0	$0	$348,643	[6]	$348,643

(1)	Consists of $219,392, the total cost of the compensation and benefits paid to an executive assistant the company provides for the use of Mr. Edens; $59,536, comprised of one-third of the amortizable costs and running expenses associated with the car and the compensation and benefits costs associated with the driver the company provides for the use of three of the principals (‘‘Auto Expenses’’); $94,208, one-third of the total cost of the compensation and benefits paid to the personal financial administrator the company provides for the use of three of the principals in New York City and a pro-rata cost allocation for office space occupied (‘‘Administrative Expenses’’); and $15,051 in amortizable costs and management fee and insurance expenses associated with a helicopter the company provides for the use of the principals (‘‘Other Transportation Expenses’’).
(2)	Includes $1,667,231 of income earned by Mr. Bass in 2006 in respect of the ‘‘profit sharing interest’’ (that is, the rights to a portion of the incentive income) held by Mr. Bass in a variety of Fortress Funds. In addition to the compensation received from the company set forth in this table, Mr. Bass received awards entitling him to 0.5% of the ‘‘profit sharing interest’’ or incentive income that will be generated in respect to the investments made by the following private equity funds that were raised in 2006: Fortress Investment Fund IV, Fortress Investment Fund IV Coinvestment Fund, Fortress RIC Coinvestment Fund, Fortress Intrawest Coinvestment Fund, Fortress Holiday Investment Fund and Long Dated Value Fund II.
(3)	Consists of Other Transportation Expenses.
(4)	Consists of $94,208 of Administrative Expenses; and $180,330, comprised of apartment rental costs in London and related expatriate expenses the company provides for the use of Mr. Kauffman.
(5)	Consists of $59,536 in Auto Expenses; and $94,208 in Administrative Expenses.
(6)	Consists of $59,536 in Auto Expenses; and $289,107 in Other Transportation Expenses.

Compensation of Directors

Messrs. Garonzik, Haass, Jacobs, Mudd, Shibata and Rubin were each granted 16,216 restricted Class A shares on the date immediately following the pricing of our initial public offering. These restricted shares will become vested in three equal portions on the day immediately preceding our annual shareholders meetings in each of 2008, 2009 and 2010, provided the director is still serving as of the applicable vesting date. The directors holding these restricted shares are entitled to all dividends that become payable on such shares during the restricted period. We pay an annual fee to each non-employee director equal to $30,000, payable semi-annually. In addition, annual fees of $20,000, $15,000 and $15,000 are paid to the chairs of the audit, compensation, and nominating corporate governance and conflicts committees of the board of directors, respectively, and the members of each such committee receive annual fees of $10,000. We do not, and do not intend to, separately compensate our directors who are also our employees or who are otherwise affiliated with us. Fees to independent directors may be paid in Class A shares, based on the value of such Class A shares, at the date of issuance, rather than in cash, provided that any such issuance does not prevent such director from being determined to be independent. All members of the board of directors will be reimbursed for reasonable costs and expenses incurred in attending meetings of our board of directors.

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and officers. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our operating agreement against (i) any and all expenses and liabilities, including judgments, fines, penalties and amounts paid in settlement of any claim with our approval and counsel fees and disbursements, (ii) any liability pursuant to a loan guarantee, or otherwise, for any of Fortress’s indebtedness, and (iii) any liabilities incurred as a result of acting on our behalf (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our operating agreement.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. We maintain directors’ and officers’ liability insurance for our officers and directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Incentive Plan

A new equity incentive plan for our employees, the Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan, or the Plan, was adopted by our board of directors and approved by our shareholders prior to the consummation of our initial public offering. The purposes of the Plan are to provide additional incentive to selected employees and directors of, and consultants to, the company or its subsidiaries or affiliates, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated people or employees who are essential to the success of our business and whose efforts will result in our long-term growth and profitability. We granted awards under the Plan in connection with our initial public offering to a select group of employees and to our independent directors. To accomplish such purposes, the Plan permits us to make grants of share options, share appreciation rights, restricted shares, restricted share units, deferred shares, performance shares, distribution equivalent rights, unrestricted shares and other share-based awards, or any combination of the foregoing.

In connection with our initial public offering we granted to employees a total of 50,919,256 restricted Class A share units. A portion of such grants were made in connection with changes in profit sharing arrangements with our employees. While we may issue restricted shares and other share-based awards in the future to employees as a recruiting and retention tool, we have not established specific parameters regarding future grants. Our board of directors (or the compensation committee of the board of directors) will determine the specific criteria surrounding other equity issuances under the Plan. A total of 115,000,000 Class A shares has been initially reserved for issuance under the Plan. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee shares that are forfeited or canceled from awards under the Plan will be available for future awards.

The Plan will initially be administered by our board of directors, although it may be administered by either our board of directors or any committee of our board of directors, including a committee that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (the board or committee being sometimes referred to as the ‘‘plan administrator’’). The plan administrator may interpret the Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Plan. The Plan permits the plan administrator to select the directors, employees, and consultants who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price, the number of shares subject to awards, the term of the awards, the performance goals and the vesting schedule applicable to awards, to determine the restrictions applicable to awards of restricted shares or deferred shares and the conditions under which such restrictions will lapse, and to amend the terms and conditions of outstanding awards.

Notwithstanding the foregoing, the plan administrator shall not take any action with respect to an award that would be treated, for accounting purposes, as a ‘‘repricing’’ of such award at a lower exercise, base or purchase price, unless such action is approved by our shareholders. All employees, directors, or consultants of the company or its subsidiaries or affiliates are eligible to participate in our share incentive plan.

We may issue share options under the Plan. The option exercise price of all share options granted under the Plan will be determined by the plan administrator. The term of all share options granted under the Plan will be determined by the plan administrator, but may not exceed ten years. Each share option will be exercisable at such time and pursuant to such terms and conditions as determined by the plan administrator in the applicable share option agreement.

Unless the applicable share option agreement provides otherwise, in the event of an optionee’s termination of employment or service for any reason other than cause, retirement, disability or death, such optionee’s share options (to the extent exercisable at the time of such termination) generally will remain exercisable until 90 days after such termination, and then expire. Unless the applicable share option agreement provides otherwise, in the event of an optionee’s termination of employment or service due to retirement, disability or death, such optionee’s share options (to the extent exercisable at the time of such termination) generally will remain exercisable until one year after such termination and will then expire. Share options that were not exercisable on the date of termination will expire at the close of business on the date of such termination. In the event of an optionee’s termination of employment or service for cause, such optionee’s outstanding share options will expire at the commencement of business on the date of such termination.

Restricted shares, deferred shares or performance shares and other share-based awards may be granted under the Plan. The plan administrator will determine the purchase price and performance objectives, if any, with respect to the grant of restricted shares, deferred shares and performance shares. Participants with restricted shares and performance shares generally have all of the rights of a shareholder; participants generally will not have any rights of a shareholder with respect to deferred shares. Subject to the provisions of the Plan and applicable award agreement, the plan administrator has sole discretion to provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or in part) under certain circumstances, including, but not limited to, the attainment of certain performance goals, a participant’s termination of employment or service or a participant’s death or disability.

Share appreciation rights may also be granted under the Plan. These rights may be granted either alone or in conjunction with all or part of any options granted under the Plan, so long as the shares underlying the share appreciation rights are traded on an ‘‘established securities market’’ within the meaning of Section 409A of the Code. The plan administrator will determine the number of shares to be awarded, the price per share and all other conditions of share appreciation rights. The provisions of share appreciation rights need not be the same with respect to each participant. The prospective recipients of share appreciation rights will not have any rights with respect to such awards unless and until such recipient has executed an award agreement. The plan administrator has sole discretion to determine the times at which share appreciation rights are exercisable, and the term of such rights.

Other share-based awards under the Plan will include awards that may be denominated in or payable in, or valued in whole or in part by reference to, our Class A shares, including but not limited to restricted share units, distribution equivalents, Long Term Incentive Plan (‘‘LTIP’’) units or performance units, each of which may be subject to the attainment of performance goals, a period of continued employment, or other terms or conditions as permitted under the Plan. We may make awards in the form of long-term incentive units, or LTIP units. LTIP units may be issued pursuant to a separate series of Fortress Operating Group units. LTIP units, which can be granted as free-standing awards or in tandem with other awards under the Plan, will be valued by reference to the value of our Class A shares, and will be subject to such conditions and restrictions as the Plan administrator may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If applicable conditions and/or restrictions are not attained, participants would forfeit their LTIP units. LTIP unit awards, whether vested or unvested, may entitle the participant to receive, currently or on a deferred or contingent basis, dividends or dividend equivalent payments with respect to the number of shares of our Class A shares corresponding to the LTIP award or other distributions from the Fortress Operating Group and the plan administrator may provide that such amounts (if any) shall be deemed to have been reinvested in additional Class A shares or LTIP units. The Plan provides, that on terms and conditions determined by the plan administrator, including, but not limited to the conversion ratio, the LTIP units granted under those plans in the limited partnership units of the operating and investing entities may be converted into our Class A shares in the same manner as applicable to the principals.

LTIP units may be structured as ‘‘profits interests’’ for federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP units to produce a tax deduction for us. As profits interests, LTIP units initially will not have full parity, on a per unit basis, with the Fortress Operating Group units with respect to liquidating distributions. Upon the occurrence of specified events, LTIP units can over time achieve full parity with the units and therefore accrete to an economic value for the participant equivalent of such units. Ordinarily, we anticipate that each LTIP unit awarded will be equivalent to an award of one Class A share reserved under the Plan, thereby reducing the number of shares available for other equity awards on a one-for-one basis. However, the plan administrator has the authority under the Plan to determine the number of shares underlying an award of LTIP units in light of all applicable circumstances, including performance-based vesting conditions, operating partnership ‘‘capital account allocations,’’ to the extent set forth in the partnership agreements for Fortress Operating Group, Code, or Treasury Regulations, value accretion factors and conversion ratios.

The Plan provides that the board may amend, alter or terminate the Plan, but no such action may impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may impair the rights of any participant without the participant’s consent. Unless the board determines otherwise, shareholder approval of any such action will be obtained if required to comply with applicable law. The Plan will terminate on the tenth anniversary of the effective date of the Plan.

We have filed with the SEC a registration statement on Form S-8 (Registration No. 333-140576) covering the shares issuable under the Plan.

Beneficial Ownership

The following table sets forth, as of April 13, 2007, the beneficial ownership of our Class A shares and Fortress Operating Group units (and corresponding Class B shares), which at any time and from time to time are exchangeable for Class A shares, and related transactions by (1) each person known to us to beneficially own more than 5% of any class of the outstanding shares of Fortress Investment Group LLC, (2) each of our directors, (3) each of our named executive officers and (4) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the Class A shares, Class B shares and Fortress Operating Group units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Fortress Investment Group LLC, 1345 Avenue of Americas, 46th Floor, New York, New York 10105.

	Class A Shares Beneficially Owned		Class B Shares Beneficially Owned(1)
	Number of Shares	Percent(2)	Number of Shares	Number of Shares	Percent(2)
Peter L. Briger, Jr.(3)	—	—	66,575,264	66,575,264	21.3
Wesley R. Edens(4)	—	—	72,816,694	72,816,694	23.3
Robert I. Kauffman(5)	—	—	53,052,164	53,052,164	17.0
Randal A. Nardone(6)	—	—	53,052,164	53,052,164	17.0
Michael E. Novogratz(7)	—	—	66,575,264	66,575,264	21.3
Daniel N. Bass	12,000	*	—	—	—
Fredric B. Garonzik	44,216	*	—	—	—
Richard N. Haass	19,216	*	—	—	—
Douglas L. Jacobs	62,066	*	—	—	—
Daniel H. Mudd	22,216	*	—	—	—
Howard Rubin	100,000	*	—	—	—
Takumi Shibata	—	*	—	—	—
All directors and executive officers as a group (12 persons)	259,714	*	312,071,550	312,071,550	100.0
Nomura(8)	55,087,666	58.2	—	—	—

*	Less than one percent
(1)	Each of the principals also beneficially owns a number of Fortress Operating Group units that is identical to the number of Class B shares listed in the table above, subject to the footnotes to this table. Consequently, each of them beneficially owns the following percentage of the Fortress Operating Group units outstanding, which equals their percentage ownership of the voting power of the company: Mr. Briger: 16.6%; Mr. Edens: 18.1%; Mr. Kauffman: 13.2%; Mr. Nardone: 13.2%; and Mr. Novogratz: 16.6%.
(2)	The percentage of beneficial ownership of our shares is based on 94,597,696 Class A shares (including 97,296 restricted Class A shares granted to directors in connection with the consummation of our initial public offering) and 312,071,550 Class B shares outstanding and assumes no exchange of Fortress Operating Group units for our Class A shares. The percentage of beneficial ownership excludes 50,920,503 restricted Class A share units to be granted to certain employees.
(3)	All 66,575,264 of Mr. Briger’s Fortress Operating Group units are held by Wainscott Holdings, LLC, a limited liability company of which Mr. Briger is the sole member. The economic interest with respect to 33,953,385 of the Fortress Operating Group units held by Wainscott Holdings, LLC is held by Brigfam Capital Investors LLC, a limited liability company of which Mr. Briger is the sole managing member; Mr. Briger disclaims beneficial ownership of the Fortress Operating Group units in which the economic interest is owned by Brigfam Capital Investors LLC except to the extent of his pecuniary interest therein.
(4)	14,000,000 of Mr. Edens’ Fortress Operating Group units are held by The Wesley R. Edens 2007 Annuity Trust, a Delaware trust of which Mr. Edens is the trustee and 440,000 of Mr. Edens’ Fortress Operating Group units are held by The Edens Family 2007 Annuity Trust, a Delaware trust of which Mr. Edens is the trustee. Mr. Edens disclaims beneficial ownership of the Fortress Operating Group units held by The Wesley R. Edens 2007 Annuity Trust and The Edens Family 2007 Annuity Trust except to the extent of his pecuniary interest therein.
(5)	All 53,052,164 of Mr. Kauffman’s Fortress Operating Group units are held by Aldel LLC, a limited liability company of which Mr. Kauffman is the sole member.
(6)	14,000,000 of Mr. Nardone’s Fortress Operating Group units are held by The Randal A. Nardone 2007 Annuity Trust, a Delaware trust of which Mr. Nardone is the trustee, 300,000 of Mr. Nardone’s Fortress Operating Group units are held by The Nardone Family 2007 Annuity

Trust #1, a Delaware trust of which Mr. Nardone is the trustee, and 300,000 of Mr. Nardone’s Fortress Operating Group units are held by The Nardone Family 2007 Annuity Trust #2, a Delaware trust of which Mr. Nardone is the trustee. Mr. Nardone disclaims beneficial ownership of the Fortress Operating Group units owned by The Randal A. Nardone 2007 Annuity Trust, The Nardone Family 2007 Annuity Trust #1 and The Nardone Family 2007 Annuity Trust #2 except to the extent of his pecuniary interest therein.
(7)	8,008,108 of Mr. Novogratz’s Fortress Operating Group units are held by MN1 LLC, a limited liability company of which Mr. Novogratz is the sole managing member; Mr. Novogratz disclaims beneficial ownership of the Fortress Operating Group units held by MN1 LLC except to the extent of his pecuniary interest therein. 29,233,578 of Mr. Novogratz’s Fortress Operating Group units are held by The Michael E. Novogratz 2007 Annuity Trust, a Delaware trust of which Mr. Novogratz is the trustee, and 2,702,703 of Mr. Novogratz’s Fortress Operating Group units are held by The Novogratz Family 2007 Annuity Trust, a Delaware trust of which Mr. Novogratz is the trustee. Mr. Novogratz disclaims beneficial ownership of the Fortress Operating Group units owned by The Michael E. Novogratz 2007 Annuity Trust and The Novogratz Family 2007 Annuity Trust except to the extent of his pecuniary interest therein.
(8)	Nomura Investment Managers U.S.A., Inc. c/o Nomura Holdings, Inc., 1-9-1, Nihonbashi, Chuo-ku, Tokyo, 103-8645 Japan.

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

Formation Transactions

Our business is presently conducted by Fortress Operating Group. Fortress Investment Group LLC was formed as a Delaware limited liability company for the purpose of completing the Nomura transaction, our initial public offering and the related transactions in order to carry on our business as a publicly-traded entity. As a result of the Nomura transaction and the transactions contemplated by our initial public offering, Fortress Investment Group LLC acquired control of the Fortress Operating Group and holds approximately 23.3% of the Fortress Operating Group units.

In connection with the closing of the Nomura transaction, we formed FIG Corp. as a Delaware corporation and FIG Asset Co. LLC as a Delaware limited liability company, our two wholly-owned intermediate holding companies. In connection with the consummation of our initial public offering, we completed the following transactions:

•	we granted rights to the investors in the consolidated Fortress Funds to provide a simple majority of the respective unrelated limited partners with the right to accelerate the date on which the fund is liquidated, without cause, in accordance with certain procedures, or otherwise the ability to exert control over the fund, which resulted in our deconsolidation of these funds as of March 31, 2007;

•	subsequent to December 31, 2006, we distributed $431.5 million to our principals in the period prior to the consummation of our initial public offering;

•	subsequent to December 31, 2006, we collected $372.1 million pursuant to certain contractual arrangements from our offshore hedge funds representing a portion of receivables relating to previously earned fees, and used the proceeds, net of non-controlling interests, to partially fund the distributions to our principals described immediately above;

•	we issued Class A shares to Nomura for net proceeds of $888.0 million;

•	we contributed $609.8 million of the net proceeds from the Nomura transaction to FIG Corp., which in turn used those net proceeds, together with the proceeds it received from FIG Asset Co. LLC under the demand note, as described below, to purchase from the principals a 15% limited partner interest in each of the Operating Entities (which was approximately 13.7% upon consummation of our initial public offering). In connection with its admission as a limited partner to the Operating Entities, FIG Corp. became the sole general partner in each Operating Entity;

•	we contributed $278.2 million of the net proceeds from the Nomura transaction to FIG Asset Co. LLC, which (i) loaned a portion of these net proceeds to FIG Corp. pursuant to a demand note and (ii) used the remaining portion of these proceeds to purchase from the principals a 15% limited partner interest in Principal Holdings (which was approximately 13.7% upon consummation of our initial public offering), the Fortress Operating Group entity, which, among other things, holds certain of our principal investments. In connection with its admission as a limited partner to Principal Holdings, FIG Asset Co. LLC became the sole general partner in Principal Holdings;

•	FIG Corp. and FIG Asset Co. LLC (on behalf of any affiliated corporation) entered into a tax receivable agreement with our principals, as described below;

•	we entered into an employment agreement with each of our principals, as described in Item 10 above;

•	we entered into an investor shareholder agreement with Nomura, as described below;

•	we issued Class A shares in our initial public offering for net proceeds of approximately $652.6 million;

•	we contributed $508.2 million of the net proceeds from our initial public offering to FIG Corp. which in turn contributed those net proceeds, together with the proceeds it received from FIG Asset Co. LLC under a demand note, as described below, to the Operating Entities in exchange for an additional approximately 8.6% limited partner interest in each of the Operating Entities;

•	we contributed $144.4 million of the net proceeds from our initial public offering to FIG Asset Co. LLC, which (i) loaned a portion of these net proceeds to FIG Corp. pursuant to an intercompany demand note and (ii) contributed the remaining portion of these proceeds in exchange for an approximately 8.6% limited partner interest in Principal Holdings;

•	Fortress Operating Group used a portion of the net proceeds from our initial public offering: (a) to pay $250 million under our term loan facility and (b) to pay $85 million then outstanding under our revolving credit facility

•	we granted pursuant to our equity incentive plan, effective upon consummation of our initial public offering, restricted Class A shares, and restricted Class A share units to certain directors and employees having a fair value of $1.8 million and $837.6 million, respectively; and

•	we entered into a shareholders agreement with our principals, and our principals entered into the principals agreement, in each case as described below.

We refer to the foregoing collectively as the ‘‘Transactions.’’

As a result of the Transactions:

•	Fortress Investment Group LLC is a holding company, and our primary assets are our indirect controlling general partner interest in the Fortress Operating Group and approximately 23.3% of the Fortress Operating Group units, held through the intermediate holding companies;

•	our principals’ percentage ownership of the Fortress Operating Group units decreased to approximately 76.7% and our principals’ Class B shares represented 76.7% of the total combined voting power in the public company, by means of which they will maintain control of the company;

•	FIG Corp. or FIG Asset Co. LLC, as applicable, became the sole general partner of each of the entities that constitute the Fortress Operating Group. Accordingly, we operate and control the business of the Fortress Operating Group and its subsidiaries; and

•	net profits, net losses and distributions of the Fortress Operating Group were allocated and made to its unitholders, on a pro rata basis in accordance with their respective Fortress Operating Group units. Accordingly, net profits and net losses allocable to Fortress Operating Group unitholders were initially allocated, and distributions were initially made, approximately 23.3% indirectly to us and approximately 76.7% to our principals.

The remaining Transactions collectively comprise the reorganization pursuant to which the principals, Nomura and the public acquired 100% of our outstanding Class A and Class B shares, and our concurrent acquisition, through two intermediate holding companies, of the controlling general partner interest in the Fortress Operating Group and approximately 23.3% of the Fortress Operating Group units.

Our deconsolidation of the Fortress Funds took place on March 31, 2007. Consequently, the deconsolidation is not reflected in our financial statements as of December 31, 2006. In future periods, our deconsolidation of the Fortress Funds will have significant effects on many of the items within our financial statements but will have no net effect to our net income (loss) or equity. For additional information regarding the impact of the deconsolidation on our financial statements, see Note 12 to Item 8, ‘‘Financial Statements and Supplementary Data.’’

As we are a newly formed company, Fortress Operating Group is considered our predecessor for accounting purposes and its combined financial statements are our historical financial statements following completion of the Transactions. Also, because the principals controlled Fortress Operating Group before the Transactions and continue to control us after the Transactions, we accounted for the Transactions as a reorganization of entities under common control. Accordingly, we carried forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial statements into our consolidated financial statements. Following completion of our initial public offering, substantially all of Fortress’s expenses (other than (i) income tax expenses of Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC, (ii) obligations incurred under the tax receivable agreement and (iii) payments on indebtedness incurred by Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to Fortress Investment Group LLC, such as expenses incurred in connection with our initial public offering, are accounted for as expenses of the Fortress Operating Group.

We have continued the operations of the Fortress business and hold all of our assets through the Fortress Operating Group. Our principal investments are made either through FIG Corp. and its subsidiaries or, for assets that are appropriate, through Principal Holdings. FIG Asset Co. LLC, our direct wholly-owned subsidiary, is the general partner and a limited partner of Principal Holdings. Transfers of funds among subsidiaries, to the extent necessary to fund operations, are made by various means, including by intercompany notes. In particular, FIG Asset Co. LLC loaned a portion of the proceeds of our initial public offering to FIG Corp. FIG Asset Co. LLC may demand, at any time and from time to time, repayment of all or any portion of the note to satisfy any funding obligations of Principal Holdings. The principals are not under any obligation, nor have any preemptive right, to fund any ongoing operations or investment of Fortress Operating Group. Accordingly, any contribution of capital to the Fortress Operating Group will reduce the aggregate percentage ownership of the principals in the Fortress Operating Group.

We generally intend to hold all our assets through the Fortress Operating Group. In the future, if we make a significant tax-free corporate acquisition, we may add additional intermediate holding companies in the event we are unable to effect such acquisition through the Fortress Operating Group because of various business, financial or tax constraints.

Agreement Among Principals

Prior to the consummation of our initial public offering, the principals entered into the Principals Agreement, which provides, that in the event a principal voluntarily terminates his employment with us for any reason prior to the fifth anniversary of the consummation of our initial public offering, a portion of the Fortress Operating Group units (and corresponding Class B shares and certain rights under the tax receivable agreement) held by that principal as of the completion of our initial public offering (the ‘‘Initial Class B Shares’’ and ‘‘Initial Partnership Units,’’ respectively, and, together with the applicable rights under the tax receivable agreement and all securities and/or cash into which such Initial Class B Shares or Initial Partnership Units are exchanged, including Class A shares into which Fortress Operating Group units shall have been exchanged, collectively, the ‘‘Forfeitable Interests’’) will be forfeited as of the Forfeiture Date (as defined below) to the principals (‘‘Continuing Principals’’) who continue to be employed by Fortress as of the applicable Forfeiture Date, as follows: (i) in the event such termination occurs prior to the first anniversary of the consummation of our initial public offering, 82.5% of such principal’s Forfeitable Interests (and such percentage of all distributions received with respect to such Forfeitable Interests after the date such principal voluntarily terminates his employment with us) shall be forfeited; (ii) in the event such termination occurs after the first anniversary but prior to the second anniversary of the consummation of our initial public offering, 66% of such principal’s Forfeitable Interests (and such percentage of all distributions received with respect to such Forfeitable Interests after the date such principal voluntarily terminates his employment with us) shall be forfeited; (iii) in the event such termination occurs after the second anniversary but prior to the third anniversary of the consummation of our initial public offering, 49.5% of such principal’s Forfeitable Interests (and such percentage of all distributions received with respect to such Forfeitable Interests after the date such principal voluntarily terminates his employment with us) shall be forfeited; (iv) in the event such termination occurs after the third anniversary but prior to the fourth anniversary of the consummation of our initial public offering, 33% of such principal’s Forfeitable Interests (and such percentage of all distributions received with respect to such Forfeitable Interests after the date such principal voluntarily terminates his employment with us) shall be forfeited; and (v) in the event such termination occurs after the fourth anniversary but prior to the fifth anniversary of the consummation of our initial public offering, 16.5% of such principal’s Forfeitable Interests (and such percentage of all distributions received with respect to such Forfeitable Interests after the date such principal voluntarily terminates his employment with us) shall be forfeited.

The Principals Agreement may be amended and the terms and conditions of the Principals Agreement may be changed or modified upon the approval of a majority of the principals who are then employed by the Fortress Operating Group. We, our shareholders and the Fortress Operating Group have no ability to enforce any provision thereof or to prevent the principals from amending the Principals Agreement or waiving any forfeiture obligation.

For the purposes of the Principals Agreement, ‘‘Forfeiture Date’’ means, as to the Forfeitable Interests to be forfeited to any continuing principal, the date which is the earlier of (i) the date that is six months after the applicable date of termination of employment and (ii) the date on or after such termination date that is six months after the date of the latest publicly-reported disposition of our equity securities by any such continuing principals, which disposition is not exempt from the application of the provisions of Section 16(b) of the Securities Exchange Act of 1934.

Shareholders Agreement

Prior to the consummation of our initial public offering, we entered into a shareholders agreement with our principals. The shareholders agreement provides the principals with certain rights with respect to the approval of certain matters and the designation of nominees to serve on our board of directors, as well as registration rights for our securities that they own.

Principals’ Approval

The shareholders agreement provides that, so long as the principals and their permitted transferees collectively own securities representing more than 40% of the total combined voting power of all of our outstanding Class A and Class B shares, our board shall not authorize, approve or ratify any action described below without the prior approval (which approval may be in the form of an action by written consent) of principals that are employed by the Fortress Operating Group holding our outstanding shares representing greater than 50% of the total combined voting power of all of our outstanding Class A and Class B shares held by such principals, collectively:

•	any incurrence of indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

•	any issuance by us, in any transaction or series of related transactions, of equity or equity-related outstanding shares which would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly-owned subsidiaries, or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders agreement;

•	any equity or debt commitment or investment or series of related equity or debt commitments or investments in an entity or related group of entities in an amount greater than $250 million;

•	any entry by us or any of our controlled affiliates into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million;

•	the adoption of a shareholder rights plan;

•	any appointment of a chief executive officer or co-chief executive officer; or

•	the termination of the employment of a principal with us or any of our material subsidiaries without cause.

Board Representation

The shareholders agreement requires that we take all reasonably necessary action to effect the following:

•	so long as the principals and their permitted transferees beneficially own (i) shares representing more than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our board of directors shall nominate individuals designated by the principals such that the principals will have six designees on the board; (ii) shares representing more than 40% and less than 50% of the total combined voting power of all our outstanding Class A and Class B shares, our board of directors shall nominate individuals designated by the principals such that the principals will have five designees on the board; (iii) shares representing more than 25% and less than 40% of the total combined voting power of our outstanding Class A and Class B shares, our board of directors shall nominate individuals designated by the principals such that the principals will have four designees on the board; (iv) shares representing more than 10% and less than 25% of the total combined voting power of our outstanding Class A and Class B shares, our board of directors shall nominate individuals designated by the principals such that the principals will have two designees on the board; and (v) shares representing less than 10% of the total combined voting power of our outstanding Class A and Class B shares, the board shall have no obligation to nominate any individual that is designated by the principals.

Our operating agreement provides that we may not expand the size of our board of directors without the approval of holders of our shares representing greater than 50% of the total combined voting power of our shares.

Transfer Restrictions

Each principal and his permitted transferee(s) (as defined below) may not, directly or indirectly, voluntarily effect cumulative transfers of more than (i) 17.5% of their initial Fortress Operating Group units (and corresponding Class B shares), and all securities which such initial units (and corresponding Class B shares) are exchanged for (collectively, the ‘‘Equity Interests’’), during the first year after the completion of our initial public offering, (ii) 34% of their Equity Interests during the first two years after the completion of our initial public offering, (iii) 50.5% of their Equity Interests during the first three years after the completion of our initial public offering, (iv) 67% of their Equity Interests during the first four years after the completion of our initial public offering, and (v) 83.5% of their Equity Interests during the first five years after the completion of our initial public offering, other than, in each case, with respect to transfers from one principal to another principal or to a permitted transferee of such principal. Any Equity Interests received by a principal pursuant to the forfeiture provisions of the Principals Agreement will remain subject to the foregoing restrictions in the receiving principal’s hands; provided, that each principal shall be permitted to sell without regard to the foregoing restrictions such number of forfeitable interests received by him as are required to pay taxes payable as a result of the receipt of such interests, calculated based on the maximum combined U.S. federal, New York State and New York City tax rate applicable to individuals; and provided further that each principal who is not required to pay taxes in the applicable fiscal quarter in which he receives Equity Interests as a result of being in the federal income tax ‘‘safe harbor’’ will not effect any such sales prior to the six month anniversary of the applicable termination date which gave rise to the receipt of such Equity Interests. After five years, each principal and his Permitted Transferee(s) may transfer all of the Equity Interests of such principal to any person or entity in accordance with Rule 144, in a registered public offering or in a transaction exempt from the registration requirements of Securities Act. The above transfer restrictions shall lapse with respect to a principal if such principal dies or becomes disabled.

The principals may exchange their Fortress Operating Group units for Class A shares at any time, which Class A shares also are subject to the foregoing transfer restrictions. When the principals exchange their Fortress Operating Group units for Class A shares, the Class B shares corresponding to the Fortress Operating Group units will be cancelled.

A ‘‘permitted transferee’’ shall mean, with respect to each principal and his permitted transferees (a) such principal’s spouse, (b) a lineal descendant of such principal’s maternal or paternal grandparents (or any such descendant’s spouse), (c) a charitable institution, (d) a trustee of a trust (whether inter vivos or testamentary), the current beneficiaries and presumptive remaindermen of which are one or more of such principal and persons described in clauses (a) through (c) above, (e) a corporation, limited liability company or partnership, of which all of the outstanding shares of capital stock or interests therein are owned by one or more of such principal and persons described in clauses (a) through (d) above, (f) an individual mandated under a qualified domestic relations order, (g) a legal or personal representative of such principal in the event of his death or disability (h) any other principal with respect to transactions contemplated by the shareholder agreement, and (i) any other principal who is then employed by Fortress or any of its affiliates or any permitted transferee of such principal in respect of any transaction not contemplated by the agreement.

Registration Rights

Demand Rights.    We have granted to the principals registration rights that allow them at any time after six months following the consummation of our initial public offering to request that we register the resale under the Securities Act of 1933, of an amount of shares representing at least 2.5% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering, that they own, subject to the transfer restrictions discussed above. Each principal, together with his permitted transferees, shall be entitled to an aggregate of two demand registrations. We are not required to maintain the effectiveness of any resale registration statement for more than 90 days. We are also not required to effect any demand registration within six months of a ‘‘firm commitment’’ underwritten offering to which all principals which held ‘‘piggyback’’ rights (as described below) were given the opportunity to sell shares in such offering and which offering included at least 50% of the shares collectively requested by the principals with piggyback rights to be included. We are not obligated to grant a request for a demand registration within four months of any other demand registration, and may refuse a request for demand registration if, in our reasonable judgment, it is not feasible for us to proceed with the registration because of the unavailability of audited financial statements, provided that we use our reasonable best efforts to obtain such financial statements as promptly as practicable.

Piggyback Rights.    For so long as a principal, together with his permitted transferees and their respective permitted transferees, beneficially owns an amount of shares representing at least 1% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering (a ‘‘Piggyback Registrable Amount’’), the principal shall also have ‘‘piggyback’’ registration rights that allows him to include the shares that he owns in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8 or any successor form thereto) or by any of our other holders of equity securities that have registration rights, subject to the transfer restrictions discussed above. The ‘‘piggyback’’ registration rights of these holders of equity securities are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

Shelf Registration.    We have granted each principal, for so long as each principal, together with his permitted transferees and their respective permitted transferees, beneficially owns an amount of shares representing at least 2.5% of the total combined voting power of all our outstanding Class A and Class B shares, based on the aggregate amount of shares issued and outstanding immediately after the consummation of our initial public offering, the right to request a shelf registration on Form S-3, providing for resales thereof to be made on a continuous basis, subject to a time limit on our efforts to keep the shelf registration statement continuously effective and our right to suspend the use of the shelf registration prospectus for a reasonable period of time (not exceeding 90 days in succession or 180 days in the aggregate in any 12 month period) if we determine that certain disclosures required by the shelf registration statement would be detrimental to us or our holders of equity securities, and also subject to the transfer restrictions discussed above. In addition, each principal that, together with his permitted transferees and their respective permitted transferees, beneficially owns a Piggyback Registrable Amount and which has not made a request for a shelf registration may elect to participate in such shelf registration within ten days after notice of the registration is given.

Indemnification; Expenses.    We have agreed to indemnify each principal against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such principal’s misstatement or omission, and each such principal has agreed to indemnify us against all losses caused by his misstatements or omissions. We will pay all expenses incident to our performance under the shareholders agreement, and the principals will pay their respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of their shares under the shareholders agreement.

Clawback Guaranty Indemnity Agreement

Incentive income from certain of the private equity funds may be distributed to us on a current basis generally subject to the obligation of the subsidiary of the Fortress Operating Group that acts as general partner of the fund to repay the amounts so distributed in the event certain specified return thresholds are not ultimately achieved. The principals have personally guaranteed, subject to certain limitations, the obligation of these subsidiaries in respect of this ‘‘clawback’’ obligation. The shareholders agreement contains our agreement to indemnify each of our principals against all amounts that the principal pays pursuant to any of these personal guaranties in favor of our private equity funds (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guaranties).

Exchange Agreement

In connection with the completion of our initial public offering, the principals entered into an exchange agreement with us under which, at any time and from time to time, each principal (or certain transferees thereof) has the right to exchange one of his Fortress Operating Group units (together with the corresponding Class B shares) for one of our Class A shares. Under the exchange agreement, to effect an exchange, a principal must simultaneously exchange one Fortress Operating Group unit – being an equal limited partner interest in each Fortress Operating Group entity. As a principal exchanges his Fortress Operating Group units, our interest in the Fortress Operating Group units will be correspondingly increased and his corresponding Class B shares will be cancelled.

Expense Allocation Agreement

We have entered into an Expense Allocation Agreement with the Fortress Operating Group entities pursuant to which substantially all of Fortress’s expenses (other than (i) income tax expenses of Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC, (ii) obligations incurred under the tax receivable agreement and (iii) payments on indebtedness incurred by Fortress Investment Group LLC, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to Fortress Investment Group LLC, such as expenses incurred in connection with our initial public offering (including expenses related to or other amounts payable in connection with any obligations to indemnify the underwriters against certain liabilities), are accounted for as expenses of the Fortress Operating Group.

Tax Receivable Agreement

As described above, at any time and from time to time, each principal has the right to exchange each of his Fortress Operating Group units for one of our Class A shares in a taxable transaction. The Fortress Operating Group entities intend to make an election under Section 754 of the Code, which may result in an adjustment to the tax basis of the assets owned by the Fortress Operating Group at the time of the exchange. The taxable exchanges may result in increases in the tax depreciation and amortization deductions, as well as the increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of other assets, would reduce the amount of tax that FIG Corp. or FIG Asset Co. LLC (on behalf of any affiliated corporation that holds an interest in a Fortress Operating Group entity), as applicable, would otherwise be required to pay in the future. Additionally, our acquisition of Fortress Operating Group units from the principals, such as in the Nomura Transaction, also resulted in increases in tax deductions and tax basis that reduces the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

In connection with the closing of the Nomura transaction, the corporate taxpayers entered into a tax receivable agreement with our principals that provides for the payment by the corporate taxpayers to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax savings that they realize. The tax savings that the corporate taxpayers actually realize will equal the difference between (i) the income taxes that the corporate taxpayers would pay if the tax basis of the assets was as shown on the corporate taxpayers’ books at the time of a taxable exchange, and (ii) the income taxes that the corporate taxpayers actually pay, taking into account payments made under the tax receivable agreement as well as depreciation and amortization deductions attributable to the fair market value basis in the assets of the Fortress Operating Group. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Fortress Operating Group entity as a result of the transaction and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement will be applicable to the Transactions and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units which have been exchanged or sold and units which have not yet been exchanged or sold. Such present value will be determined based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. No payments will be made if a principal elects to exchange his Fortress Operating Group units in a tax-free transaction.

Decisions made by the principals in the course of running our business, in particular decisions made with respect to the sale or disposition of assets or change of control, may influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. In general, earlier disposition of assets following an exchange or acquisition transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before an exchange or acquisition transaction will increase a principal’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our principals will not reimburse the corporate taxpayers for any payments made by them under the tax receivable agreement. As a result, in certain circumstances, payments could be made to our principals under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The payments that the corporate taxpayers may make to our principals could be material in amount. However, our principals receive 85% of our cash tax savings, leaving the corporate taxpayers with 15% of the benefits of the tax savings. In general, estimating the amount of payments that may be made to the principals under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including:

•	The timing of the transactions – For instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the Fortress Operating Group entities at the time of the transaction;

•	The price of our Class A shares at the time of the transaction – The increase in any tax deductions, as well as tax basis increase in other assets, of the Fortress Operating Group entities, is directly proportional to the price of the Class A shares at the time of the transaction;

•	The taxability of exchanges – If an exchange is not taxable for any reason, increased deductions will not be available; and

•	The amount and timing of our income – The corporate taxpayers will be required to pay 85% of the tax savings as and when realized, if any. If a corporate taxpayer does not have taxable income, the corporate taxpayer is not required to make payments under the tax receivable agreement for that taxable year because no tax savings were actually realized.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers’ (or their successors’) obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As noted above, no payments will be made if a principal elects to exchange his Fortress Operating Group units in a tax-free transaction.

Our purchase, through our intermediate holding companies, of 15% of the principals’ Fortress Operating Group units as part of the Nomura transaction resulted in an increase in the tax basis of the assets for which tax receivable payments could be made of approximately $810 million, and likely will result in us making payments under the tax receivable agreement. Any payments under the tax receivable agreement will give rise to additional tax benefits and additional potential payments under the tax receivable agreement. Any payments under the tax receivable agreement will depend upon whether FIG Corp. has taxable income to utilize the benefit of the increase in the tax basis of the assets owned by the Fortress Operating Group.

Investor Shareholder Agreement

Upon consummation of the sale of Class A shares in connection with the Nomura transaction, we entered into an Investor Shareholder Agreement with Nomura. The Investor Shareholder Agreement provides Nomura with certain rights with respect to the designation of a nominee to serve on our board of directors or an observer to attend meetings of our board of directors, as well as registration rights for our securities that it owns, and places certain restrictions on actions that Nomura may take with respect to us and our securities.

Board Representation

The Investor Shareholder Agreement requires that following our initial public offering, so long as Nomura and its permitted transferees beneficially own securities representing more than 10% of the total voting power of all our securities, our board of directors shall nominate an individual designated by Nomura such that the Nomura will have one designee on the board. So long as Nomura has this right, it may, in its sole discretion, elect to waive this right and instead appoint a non-voting observer to attend meetings of our board of directors, but not meetings of committees of our board of directors.

Transfer Restrictions

Nomura and its permitted transferees may not, directly or indirectly, voluntarily effect any transfer of Class A shares acquired pursuant to the Securities Purchase Agreement for a period of one year from the date of the agreement other than with respect to transfers from Nomura to a permitted transferee (i.e., a controlled affiliate of Nomura) of Nomura and between permitted transferees of Nomura, provided that such permitted transferee is an ‘‘Investor’’ for all purposes of the Investor Shareholder Agreement or, in connection with such transfer, executes a joinder to the Investor Shareholder Agreement to become an ‘‘Investor’’ for all purposes of the Investor Shareholder Agreement. After one year, Nomura and its permitted transferees may transfer any or all of the Class A shares acquired pursuant to the Securities Purchase Agreement. The company has agreed not to waive for at least 120 days Nomura’s standstill agreement, described below.

For the purposes of the Investor Shareholder Agreement, a ‘‘permitted transferee’’ of Nomura means any of Nomura’s subsidiaries or controlled affiliates.

Standstill Provision

Except as otherwise expressly provided in the Investor Shareholder Agreement, or as specifically approved by a majority of the members of our board of directors, including at least a majority of the principals who are members of our board of directors, no Investor or any of its affiliates shall, directly or indirectly, (i) by purchase or otherwise, beneficially own, acquire, agree to acquire or offer to acquire any of our voting securities or direct or indirect rights or options to acquire our voting securities other than the Class A Shares acquired pursuant to the Securities Purchase Agreement, (ii) enter, propose to enter into, solicit or support any merger or business combination or similar transaction involving us or any of our subsidiaries, or purchase, acquire, propose to purchase or acquire or solicit or support the purchase or acquisition of any portion of the business or assets of us or any of our subsidiaries (except for proposals to purchase or acquire a non-material portion of our assets or the assets of any of our subsidiaries that are not required to be publicly disclosed), (iii) initiate or propose any security holder proposal without the approval of our board of directors granted in accordance with the Investor Shareholder Agreement or make, or in any way participate in, any ‘‘solicitation’’ of ‘‘proxies’’ (as such terms are used in the proxy rules promulgated by the SEC under the Exchange Act) to vote, or seek to advise or influence any person with respect to the voting of, any of our voting securities or request or take any action to obtain any list of our security holders for such purposes with respect to any matter (or, as to such matters, solicit any person in a manner that would require the filing of a proxy statement under Regulation 14A of the Exchange Act), (iv) form, join or in any way participate in a group (other than a group consisting solely of Nomura and its respective affiliates) formed for the purpose of acquiring, holding, voting or disposing of or taking any other action with respect to our voting securities, (v) deposit any of our voting securities in a voting trust or enter into any voting agreement or arrangement with respect thereto (other than the Investor Shareholder Agreement and such voting trusts or agreements which are solely between Nomura and its affiliates or made between Nomura and its affiliates and us pursuant to the Investor Shareholder Agreement), (vi) seek representation on our board of directors, the removal of any directors from our board of directors or a change in the size or composition of our board of directors (in each case, other than as provided in the Investor Shareholder Agreement), (vii) make any request to amend or waive any of the foregoing provisions, which request would require public disclosure under applicable law, rule or regulation, (viii) disclose any intent, purpose, plan, arrangement or proposal inconsistent with the foregoing (including any such intent, purpose, plan, arrangement or proposal that is conditioned on or would require the waiver, amendment, nullification or invalidation of any of the foregoing) or take any action that would require public disclosure of any such intent, purpose, plan, arrangement or proposal, (ix) take any action challenging the validity or enforceability of the foregoing or (x) assist, advise, encourage or negotiate with any person with respect to, or seek to do, any of the foregoing; provided that (a) it shall not be a violation of clause (x) above to sell the Class A shares acquired by Nomura in connection with the Nomura transaction and (b) it shall not be a violation of any of the restrictions set forth in clauses (i)-(x) above by an ‘‘Investor’’ for purposes of the Investor Shareholder Agreement to (1) trade our securities or the securities of our subsidiaries for the accounts of its customers in the ordinary course of trading, investment management, financing and brokerage activities subject to appropriate information barriers being in place or (2) participate in any coinvestment opportunities offered to it by us or certain of our subsidiaries.

Registration Rights

Demand Rights.    We have granted to Nomura and its permitted transferees ‘‘demand’’ registration rights that allow them at any time after six months following the consummation of our initial public offering, to request that we register under the Securities Act, an amount of shares representing at least 2.5% of the total voting power of all our securities, subject to the transfer restrictions discussed above. Nomura and its permitted transferees are entitled to an aggregate of two demand registrations. We are not required to maintain the effectiveness of the registration statement for more than 90 days. We are also not required to effect any demand registration within six months of a ‘‘firm commitment’’ underwritten offering in which Nomura and its permitted transferees held ‘‘piggyback’’ rights (as described below) and were given the opportunity to sell shares in the offering and which offering included at least 50% of the shares collectively requested by such persons to be included. We are not obligated to grant a request for a demand registration within four months of any other demand registration, and may refuse a request for demand registration if in our reasonable judgment, it is not feasible for us to proceed with the registration because of the unavailability of audited or other financial statements, provided that we use our reasonable best efforts to obtain such financial statements as promptly as practicable.

Piggyback Rights.    For so long as Nomura, together with its permitted transferees and their respective permitted transferees, beneficially own an amount of shares representing at least 1% of the total voting power of all our securities, such holder of our equity securities shall also have ‘‘piggyback’’ registration rights that allow them to include the shares that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Forms S-4 or S-8 or any successor form thereto) or by any of our other holders of equity securities that have registration rights, subject to the transfer restrictions discussed above. The ‘‘piggyback’’ registration rights of these holders of equity securities are subject to proportional cutbacks based on the manner of such offering and the identity of the party initiating such offering.

Indemnification; Expenses.    We have agreed to indemnify Nomura and its permitted transferees against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which they sell our shares, unless such liability arose from such holder’s misstatement or omission, and such holders have agreed to indemnify us against all losses caused by their misstatements or omissions. We will pay all expenses incident to our performance under the Investor Shareholder Agreement, and Nomura and its permitted transferees will pay their respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of its shares under the Investor Shareholder Agreement.

Most Favored Nations.    Except for shelf registration rights and the number of demand rights granted to our principals and their permitted transferees pursuant to the shareholder agreement, we have agreed that if we grant superior or more favorable demand, piggyback or incidental registration rights than those provided to Nomura and its permitted transferees, any such superior or more favorable rights and/or terms shall be deemed to have been granted simultaneously to Nomura and its permitted transferees.

Exchanges; Repurchases; Recapitalization.

Unless otherwise provided in the Investor Shareholder Agreement, neither we nor any of our subsidiaries shall effect any repurchase, recapitalization, reorganization, reclassification, merger,

consolidation, share exchange, liquidation, spin-off, stock split, dividend, distribution or stock consolidation, subdivision or combination that would not afford to each holder of Class A shares the same type and amount of consideration per Class A share or Fortress Operating Group unit (and the corresponding Class B shares). In addition, neither we nor any of our subsidiaries shall effect any repurchase or redemption of Class A Shares or Fortress Operating Group units (and the corresponding Class B shares) from any holder of Class A shares or Fortress Operating Group units (and the corresponding Class B shares), other than on a pro rata basis from all holders of Class A shares and all holders of Fortress Operating Group units (and the corresponding Class B shares) participating in such repurchase or redemption at the same type and amount of consideration except for repurchases of Class A shares or Fortress Operating Group units (and the corresponding Class B shares) that affect the Class A shares and Fortress Operating Group Units (and the corresponding Class B shares) on a pro rata basis.

Other Related Party Transactions

From time to time, we may advance amounts on behalf of affiliates for short periods. In such cases, those affiliates generally incur interest charges. One of our indirect subsidiaries acts as the loan origination platform for our hybrid hedge funds. In this respect, it holds commercial lending licenses in various states and receives nominal fees for its loan origination duties.

We have entered into cost sharing arrangements with the operating subsidiaries of the private equity funds, including subleases of certain of our office space. Furthermore, the operating subsidiaries of the private equity funds have a separate cost sharing arrangement with each other.

Fortress Funds and/or their portfolio companies (both funds which are consolidated under GAAP on our historical financial statements and funds which are not so consolidated) have engaged in a number of related party transactions. Neither the company, Fortress Operating Group nor any of our investment management subsidiaries was a party to any of these transactions. These transactions are transactions that, if entered into following deconsolidation of the consolidated Fortress Funds, we would not consider as related party transactions, since we are not a party to any of these transactions:

•	One of the Fortress Funds has investments in two real estate related joint ventures with one of our Castles, which aggregated approximately $41.3 million as of December 31, 2006.

•	Certain of our portfolio companies and funds are co-owned by, have merged with, or have engaged in transactions with, other portfolio companies and funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between portfolio companies take advantage of synergies between these entities.

•	In some instances, portfolio companies have entered into contracts with other portfolio companies or with certain of our equity method investees to provide services to, or receive services from, these entities, including asset management, consulting and loan servicing. These contracts were entered into because the entity providing the service possessed relevant expertise.

Our employees are permitted to participate in our Fortress Funds by investing in these funds alongside non-employee third party investors. Many of our employees, including our principals and other executive officers, have invested in these funds. In many cases, participation is limited by law to individuals who qualify under applicable legal regimes. These funds generally do not require employees to pay management fees and do not deduct incentive fees or ‘carried interest’ from the funds’ distributions to these employees.

Distributions to our fiscal 2006 executive officers (or persons or entities affiliated with them) of profits earned on investments made by, and other income from, any fund for which amounts that were distributed (including return of capital invested by such directors or officers*) to or, in the case of

*	In fiscal 2006, the return of capital invested by such persons in such funds over several years was as follows: Mr. Bass – $66,222; Mr. Briger – $5,679,110; Mr. Edens – $5,679,110; Mr. Kauffman – $3,822,195; Mr. Nardone – $3,822,195; Mr. Novogratz – $4,750,652.

hedge funds, that could have been withdrawn by such director or officer exceeded $120,000 in fiscal 2006 were, in the aggregate, as follows: Mr. Bass – $107,505; Mr. Briger – $6,658,152; Mr. Edens – $6,902,766; Mr. Kauffman – $5,017,719; Mr. Nardone – $4,066,921; and Mr. Novogratz – $6,314,486.

Fortress generally bears overhead, administrative and other expenses for, and may provide certain other services free of charge to, these funds. In addition, certain of our executive officers from time to time invest their personal funds directly in affiliates of our funds on the same terms and with the same conditions as the other investors in these affiliates, who are not our directors, executive officers or employees.

A brother of one of our Presidents, Mr. Novogratz, is employed by us as a managing director in our investor relations group and earned in 2006 a base salary of $200,000, a bonus of $650,000 plus usual and customary benefits.

A brother-in-law of one of our Presidents, Mr. Briger, was employed by us an associate in the Drawbridge Special Opportunities area during part of 2006 and earned $154,000 in total compensation.

One of our principals owns an aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such principal for this use were based on estimated current market rates for chartering aircraft and totaled $0.6 million in 2006, including $0.4 million from consolidated Fortress Funds.

In February 2007, Fortress entered into a preliminary agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a minority ownership interest in the management company, and as part of the transaction a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions. The entire transaction was approved by the advisory board of the Fortress Fund.

In March 2007, one of the portfolio companies of a Fortress Fund leased office space to a company owned by one of the principals. The principal pays approximately $0.1 million per annum in rent to the portfolio company.

In April 2007, Newcastle Investment Corp. consummated a registered public offering of its common stock, for which it received net proceeds of approximately $125 million. The principals individually purchased approximately $60 million of the shares sold in this offering directly from the underwriter at the public offering price.

Fortress Operating Group Limited Partnership Agreements and Our Operating Agreement

Operating Agreement of Fortress Investment Group LLC

Organization and Duration

Our limited liability company was formed on November 6, 2006 as Fortress Investment Group Holdings LLC, and was subsequently renamed Fortress Investment Group LLC on February 1, 2007, and will remain in existence until dissolved in accordance with our operating agreement.

Purpose

Under our operating agreement, we are permitted to engage in any business activity that lawfully may be conducted by a limited liability company organized under Delaware law and, in connection therewith, to exercise all of the rights and powers conferred upon us pursuant to the agreements relating to such business activity; provided, however, that, except if our board of directors determines that it is no longer in our best interests, our management shall not cause us to engage, directly or indirectly, in any business activity that our board of directors determines would cause us to be treated as an association taxable as a corporation or otherwise taxable as an entity for federal income tax purposes.

Relationship with Fortress Operating Group Entities

Under our operating agreement, we must receive the consent of the principals (who own a majority of our Class B shares) before engaging in the following actions:

(i)	directly or indirectly entering into or conducting any business or holding any assets other than (a) business conducted and assets held by the Fortress Operating Group and its subsidiaries, (b) ownership, acquisition and disposition of equity interests in our subsidiaries, (c) the management of the business of the Fortress Operating Group, (d) making loans and incurring indebtedness that is otherwise not prohibited under our operating agreement, (e) the offering, sale, syndication, private placement or public offering of securities or other interests in compliance with our operating agreement, (f) any financing or refinancing related to the Fortress Operating Group and its subsidiaries, (g) any activity or transaction contemplated by the Investor Shareholder Agreement, the Shareholders Agreement or the Exchange Agreement, and (h) any activities incidental to the foregoing;

(ii)	incurring or guaranteeing any indebtedness other than that incurred in connection with an exchange under the Exchange Agreement and indebtedness to the company or any of its subsidiaries;

(iii)	owning any assets other than permitted equity interests, permitted indebtedness, and such cash and cash equivalents as the board of directors deems reasonably necessary for us and our subsidiaries to carry out our respective responsibilities contemplated under our operating agreement;

(iv)	disposing of any interest in FIG Corp., FIG Asset Co. LLC or the Fortress Operating Group, or owning any interest in any person other than the Fortress Operating Group entities or a wholly owned subsidiary that directly or indirectly owns an interest in the Fortress Operating Group entities;

(v)	issuing equity securities unless the proceeds of the issuance are contributed to the Fortress Operating Group entities in exchange for equity securities of the Fortress Operating Group entities with preferences, rights, terms and provisions that are substantially the same as those of such company equity securities and equal in number to the number of company equity securities issued;

(vi)	contributing cash or other assets to the Fortress Operating Group entities other than proceeds from the issuance of equity securities;

(vii)	effecting any share split, subdivision, reverse share split, combination, pro rata distribution or any other recapitalization or reclassification of the Class A or Class B common shares or units of the company or any Fortress Operating Group entity, unless similar transactions are effected concurrently such that (a) the ratio of outstanding Class A common shares or units to outstanding Class B common shares or units is maintained and (b) the company and all Fortress Operating Group entities have the same number of Class A and Class B common shares or units outstanding;

(viii)	making any capital contribution to any Fortress Operating Group entity unless a capital contribution is concurrently made to all of the Fortress Operating Group entities and the values of the capital contributions to all Fortress Operating Group entities are proportional to their relative equity values at the time;

(ix)	permitting any Fortress Operating Group entity to issue any equity securities to the company or any of its subsidiaries unless each other Fortress Operating Group entity concurrently issues equity securities that are equal in number to and have substantially the same provisions as the equity securities issued by such Fortress Operating Group entity;

(x)	causing the Fortress Operating Group entity to establish record dates for distribution payments unless they coincide with the record dates for distribution payments paid by the company;

(xi)	preventing any Class B units from being converted into an equal number of Class A units by the Fortress Operating Group entities if, as a result of an exchange pursuant to the exchange agreement, we or our subsidiaries acquire any Class B units issued by the Fortress Operating Group; and

(xii)	repurchasing or redeeming any equity securities from us or any of our subsidiaries (excluding the Fortress Operating Group and their subsidiaries) except pursuant to our operating agreement.

Agreement to be Bound by our Operating Agreement; Power of Attorney

By purchasing our Class A shares, our shareholders are admitted as members of our limited liability company and are deemed to have agreed to be bound by the terms of our operating agreement. Pursuant to this agreement, each shareholder and each person who acquires a Class A share or a Class B share from a shareholder grants to certain of our officers (and, if appointed, a liquidator) a power of attorney to, among other things, execute and file documents required for our qualification, continuance or dissolution. The power of attorney also grants certain of our officers the authority to make certain amendments to, and to make consents and waivers under and in accordance with, our operating agreement.

Duties of Officers and Directors

Our operating agreement provides that our business and affairs shall be managed under the direction of our board of directors, which shall have the power to appoint our officers. Our operating agreement further provides that the authority and function of our board of directors and officers shall be identical to the authority and functions of a board of directors and officers of a corporation organized under the Delaware General Corporation Law, or DGCL, except as expressly modified by the terms of the operating agreement. Finally, our operating agreement provides that except as specifically provided therein, the fiduciary duties and obligations owed to our limited liability company and to our members shall be the same as the respective duties and obligations owed by officers and directors of a corporation organized under the DGCL to their corporation and stockholders, respectively.

Our operating agreement does not expressly modify the duties and obligations owed by officers and directors under the DGCL. However, there are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the DGCL. First, our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. Under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders; (ii) intentional misconduct or knowing violations of the law that are not done in good faith; (iii) improper redemption of stock or declaration of a dividend, or (iv) a transaction from which the director derived an improper personal benefit.

Second, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent permitted by law. Under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful.

Third, our operating agreement provides that in the event a potential conflict of interest exists or arises between any of our principals, our directors or their respective affiliates, on the one hand, and us, any of our subsidiaries or any of our shareholders, on the other hand, a resolution or course of action by our board of directors shall be deemed approved by all of our shareholders, and shall not constitute a breach of the fiduciary duties of members of the board to us or our shareholders, if such resolution or course of action is (i) approved by our nominating, corporate governance and conflicts committee, which is composed of independent directors, (ii) approved by shareholders holding a majority of our shares that are disinterested parties, (iii) on terms no less favorable than those generally provided to or available from unrelated third parties, or (iv) fair and reasonable to us. Under the DGCL, a corporation is not permitted to automatically exempt board members from claims of breach of fiduciary duty under such circumstances.

In addition, our operating agreement provides that all conflicts of interest described in this prospectus are deemed to have been specifically approved by all of our shareholders.

Election of Members of Our Board of Directors

Certain members of our board of directors were elected by our shareholders on a staggered basis. Our board of directors consists of eleven directors. Our board is divided into three classes that are, as nearly as possible, of equal size. Each class of directors is elected for a three-year term of office, but the terms are staggered so that the term of only one class of directors expires at each annual general meeting. The current terms of the Class I, Class II, and Class III directors will expire in 2008, 2009 and 2010, respectively. Any vacancy on the board of directors may be filled by a majority of the directors then in office.

Removal of Members of Our Board of Directors

Any director or the entire board of directors may be removed, with or without cause, at any time, by holders of a majority of the total combined voting power of all of our outstanding Class A and Class B shares then entitled to vote at an election of directors. The vacancy in the board of directors caused by any such removal will be filled by a vote of the majority of directors then in office.

Expansion of Board of Directors

Our operating agreement provides that we may not expand the size of our board of directors without the approval of holders representing a majority of the outstanding Class B shares held by our principals.

Investing in FIG Asset Co. LLC

Our operating agreement provides that we may not allow FIG Asset Co. LLC to make any investment, directly or indirectly, without the unanimous approval of all holders of Class B shares when such Class B shareholders would be required to contribute funds in order for such shareholders to maintain their respective ownership percentages in such entity.

Limited Liability

The Delaware LLC Act provides that a member who receives a distribution from a Delaware limited liability company and knew at the time of the distribution that the distribution was in violation of the Delaware LLC Act shall be liable to the company for the amount of the distribution for three years. Under the Delaware LLC Act, a limited liability company may not make a distribution to a member if, after the distribution, all liabilities of the company, other than liabilities to members on account of their shares and liabilities for which the recourse of creditors is limited to specific property of the company, would exceed the fair value of the assets of the company. For the purpose of determining the fair value of the assets of a company, the Delaware LLC Act provides that the fair value of property subject to liability for which recourse of creditors is limited shall be included in the assets of the company only to the extent that the fair value of that property exceeds the nonrecourse liability. Under the Delaware LLC Act, an assignee who becomes a substituted member of a company is liable for the obligations of his assignor to make contributions to the company, except the assignee is not obligated for liabilities unknown to him at the time the assignee became a member and that could not be ascertained from the operating agreement.

Limitations on Liability and Indemnification of Our Directors and Officers

Pursuant to our operating agreement, we have agreed to indemnify each of our directors and officers, to the fullest extent permitted by law, against all expenses and liabilities (including judgments, fines, penalties, interest, amounts paid in settlement with the approval of the company and counsel fees and disbursements on a solicitor and client basis) arising from the performance of any of their obligations or duties in connection with their service to us or the operating agreement, including in connection with any civil, criminal, administrative, investigative or other action, suit or proceeding to which any such person may hereafter be made party by reason of being or having been one of our directors or officers.

Amendment of Our Operating Agreement

Amendments to our operating agreement may be proposed only by or with the consent of our board of directors. To adopt a proposed amendment, our board of directors is required to seek written approval of the holders of the number of shares required to approve the amendment or call a meeting of our shareholders to consider and vote upon the proposed amendment. Except as set forth below, an amendment must be approved by holders of a majority of the total combined voting power of our outstanding Class A and Class B shares and, to the extent that such amendment would have a material adverse effect on the holders of any class or series of shares, by the holders of a majority of the holders of such class or series.

Prohibited Amendments.    No amendment may be made that would:

•	enlarge the obligations of any shareholder without such shareholder’s consent, unless approved by at least a majority of the type or class of shares so affected;

•	provide that we are not dissolved upon an election to dissolve our limited liability company by our board of directors that is approved by holders of a majority of the total combined voting power of our outstanding Class A and Class B shares;

•	change the term of existence of our company; or

•	give any person the right to dissolve our limited liability company other than our board of directors’ right to dissolve our limited liability company with the approval of holders of a majority of the total combined voting power of our outstanding Class A and Class B shares.

The provision of our operating agreement preventing the amendments having the effects described in any of the clauses above can be amended upon the approval of holders of at least two-thirds of the total combined voting power of our outstanding Class A and Class B shares, voting together as a single class.

No Shareholder Approval.    Our board of directors may generally make amendments     to our operating agreement without the approval of any shareholder or assignee to reflect:

•	a change in our name, the location of our principal place of our business, our registered agent or our registered office;

•	the admission, substitution, withdrawal or removal of shareholders in accordance with our operating agreement;

•	the merger of our company or any of its subsidiaries into, or the conveyance of all of our assets to, a newly-formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity;

•	a change that our board of directors determines to be necessary or appropriate for us to qualify or continue our qualification as a company in which our members have limited liability under the laws of any state or to ensure that we will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes other than as we specifically so designate;

•	an amendment that our board of directors determines, based upon the advice of counsel, to be necessary or appropriate to prevent us, members of our board, or our officers, agents or trustees from in any manner being subjected to the provisions of the Investment Company Act of 1940, the Investment Advisers Act of 1940, or ‘‘plan asset’’ regulations adopted under the Employee Retirement Income Security Act of 1974, or ERISA, whether or not substantially similar to plan asset regulations currently applied or proposed;

•	an amendment or issuance that our board of directors determines to be necessary or appropriate for the authorization of additional securities;

•	any amendment expressly permitted in our operating agreement to be made by our board of directors acting alone;

•	an amendment effected, necessitated or contemplated by a merger agreement that has been approved under the terms of our operating agreement;

•	any amendment that our board of directors determines to be necessary or appropriate for the formation by us of, or our investment in, any corporation, partnership or other entity, as otherwise permitted by our operating agreement;

•	a change in our fiscal year or taxable year and related changes; and

•	any other amendments substantially similar to any of the matters described in the clauses above.

In addition, our board of directors may make amendments to our operating agreement without the approval of any shareholder or assignee if our board of directors determines that those amendments:

•	do not adversely affect the shareholders (including any particular class or series of shares as compared to other classes or series of shares) in any material respect;

•	are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state agency or judicial authority or contained in any federal or state statute;

•	are necessary or appropriate to facilitate the trading of shares or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the shares are or will be listed for trading, compliance with any of which our board of directors deems to be in the best interests of us and our shareholders;

•	are necessary or appropriate for any action taken by our board of directors relating to splits or combinations of shares under the provisions of our operating agreement; or

•	are required to effect the intent expressed in this prospectus or the intent of the provisions of our operating agreement or are otherwise contemplated by our operating agreement.

Merger, Sale or Other Disposition of Assets

Our board of directors is generally prohibited, without the prior approval of holders of a majority of the total combined voting power of all of our outstanding Class A and Class B shares, from causing us to, among other things, sell, exchange or otherwise dispose of all or substantially all of our assets in a single transaction or a series of related transactions, or approving on our behalf the sale, exchange or other disposition of all or substantially all of our assets, provided that our board of directors may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets without the approval of any shareholder. Our board of directors may also sell all or substantially all of our assets under a foreclosure or other realization upon the encumbrances above without that approval.

If the conditions specified in our operating agreement are satisfied, our board of directors may merge our company or any of its subsidiaries into, or convey all of our assets to, a newly-formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity, in each case without any approval of our shareholders. The shareholders are not entitled to dissenters’ rights of appraisal under the operating agreement or applicable Delaware law in the event of a merger or consolidation, a sale of all or substantially all of our assets or any other similar transaction or event.

Grantor Trust

In the future, our board of directors may consider implementing a reorganization without the consent of shareholders whereby a Delaware statutory trust (the ‘‘Trust’’) would hold all of our outstanding Class A shares and each holder of Class A shares would receive common shares of the Trust in exchange for its shares. The board will have the power to decide in its sole discretion to implement such a trust structure. Our Trust would be treated as a grantor trust for U.S. federal income tax purposes. As such, for U.S. federal income tax purposes, each investor would be treated as the beneficial owner of a pro rata portion of the shares held by the Trust and shareholders would receive annual tax information relating to their investment on IRS Forms 1099 (or substantially similar forms as required by law), rather than on IRS Schedules K-1. Our board will not implement such a trust structure if, in its sole discretion, the reorganization would be taxable or otherwise alter the benefits or burdens of ownership of the Class A shares, including, without limitation, a shareholder’s allocation of items of income, gain, loss, deduction or credit or the treatment of such items for U.S. federal income tax purposes. Our board of directors will also be required to implement the reorganization in such a manner that does not have a material effect on the voting and economic rights of Class A shares and Class B shares.

The IRS could challenge the Trust’s manner of reporting to investors (e.g., if the IRS asserts that the Trust constitutes a partnership or is ignored for U.S. federal income tax purposes). In addition, the Trust could be subject to penalties if it were determined that the Trust did not satisfy applicable reporting requirements.

Termination and Dissolution

We will continue as a limited liability company until terminated under our operating agreement. We will dissolve upon: (1) the election of our board of directors to dissolve us, if approved by holders of a majority of the total combined voting power of all of our outstanding Class A and Class B shares; (2) the sale, exchange or other disposition of all or substantially all of our assets and those of our subsidiaries; (3) the entry of a decree of judicial dissolution of our limited liability company; or (4) at any time that we no longer have any shareholders, unless our business is continued in accordance with the Delaware LLC Act.

Election to be Treated as a Corporation

If the Board of Directors determines that it is no longer in our best interests to continue as a partnership for U.S. federal income tax purposes, the Board of Directors may elect to treat us as an association or as a publicly traded partnership taxable as a corporation for U.S. federal (and applicable state) income tax purposes.

In the event that the board of directors determines the company should seek relief pursuant to Section 7704(e) of the Code to preserve the status of the company as a partnership for federal (and applicable state) income tax purposes, the company and each shareholder shall agree to adjustments required by the tax authorities, and the company shall pay such amounts as required by the tax authorities, to preserve the status of the company as a partnership.

Books and Reports

We are required to keep appropriate books of our business at our principal offices. The books will be maintained for both tax and financial reporting purposes on an accrual basis. For financial reporting purposes, our fiscal year is the calendar year. For tax purposes, our fiscal year end is the same as Nomura’s tax year end, although we may request permission from the IRS to adopt a tax year end of December 31. We have agreed to use reasonable efforts to furnish to our shareholders tax information (including Schedule K-1) as promptly as possible, which describes their allocable share of our income, gain, loss and deduction for our preceding taxable year. In preparing this information, we will use various accounting and reporting conventions to determine their allocable share of income, gain, loss and deduction. Delivery of this information by us may be subject to delay as a result of the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, our shareholders will need to apply for extensions of time to file their tax returns.

Anti-Takeover Effects, Our Operating Agreement

The following is a summary of certain provisions of our operating agreement that may be deemed to have an anti-takeover effect and may delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider to be in its best interest, including those attempts that might result in a premium over the market price for the interests held by shareholders.

Authorized but Unissued Shares

Our operating agreement authorizes us to issue 1 billion Class A shares, 750 million Class B shares and 250 million preferred shares for the consideration and on the terms and conditions established by our board of directors without the approval of any holders of our shares. However, the listing requirements of the NYSE, which apply so long as the Class A shares remain listed on the NYSE, require approval by shareholders of certain issuances equal to or exceeding 20% of the then outstanding voting power or then outstanding number of Class A shares. These additional Class A shares or equity securities may be utilized for a variety of purposes, including future public offerings to raise additional capital, acquisitions and employee benefit plans. Our ability to issue additional Class A shares and other equity securities could render more difficult or discourage an attempt to obtain control over us by means of a proxy contest, tender offer, merger or otherwise.

Delaware Business Combination Statute — Section 203

We are a limited liability company organized under Delaware law. Some provisions of Delaware law may delay or prevent a transaction that would cause a change in our control.

Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders in certain situations, does not apply to limited liability companies unless they elect to utilize it. Our operating agreement does not currently elect to have Section 203 of the DGCL apply to us. In general, this statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction by which that person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an interested stockholder is a person who, together with affiliates and associates, owns, or within three years prior, did own, 15% or more of voting stock.

Other Provisions of Our Operating Agreement

Certain provisions of our operating agreement may make a change in control of our company more difficult to effect. Our operating agreement provides for a staggered board of directors consisting of three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms and each year one class of our directors will be elected by our shareholders. The terms of the first, second and third classes will expire in 2008, 2009 and 2010, respectively. We believe that classification of our board of directors will help to assure the continuity and stability of our business strategies and policies as determined by our board of directors. Additionally, there is no cumulative voting in the election of directors, which means that the holders of a majority of our outstanding Class A and Class B shares can elect all of the directors then standing for election currently, and the holders of the Class A shares will not be able to elect any directors. The classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult. At least two annual meetings of shareholders, instead of one, generally will be required to effect a change in a majority of our board of directors. Thus, the classified board provision could increase the likelihood that incumbent directors will retain their positions. The staggered terms of directors may delay, defer or prevent a tender offer or an attempt to change control of us, even though a tender offer or change in control might be in the best interest of our shareholders. In addition, our operating agreement provides that directors may be removed with or without cause by holders of a majority of the total voting power of our outstanding Class A and Class B shares then entitled to vote at an election of directors.

Our operating agreement also provides that our shareholders (with the exception of our principals if they collectively own shares representing at least 50% of the total combined voting power of all of our Class A and Class B shares) are specifically denied the ability to call a special meeting of the shareholders. Advance notice must be provided by our shareholders to nominate persons for election to our board of directors as well as to propose actions to be taken at an annual meeting.

Amended and Restated Agreement of Limited Partnership of Fortress Operating Group Entities

Each of the amended and restated partnership agreements for the Operating Entities was entered into by FIG Corp. as the general partner and the principals as limited partners, and the amended and restated partnership agreement for Principal Holdings was entered into by FIG Asset Co. LLC as the general amended and restated partner and the principals as limited partners. The amended and restated partnership agreements are substantially similar in form and the following is a summary of certain of the material provisions of each of the amended and restated partnership agreements.

Management

The business and affairs of the limited partnership will be managed exclusively by the general partner. The limited partners, in their capacity as limited partners, will have no part in the management of the limited partnership and have no authority or right to act on behalf of or bind the limited partnership in connection with any matter. All determinations, decisions and actions made or taken by the general partner in accordance with the amended and restated partnership agreement are conclusive and absolutely binding upon the limited partnership and its partners.

Partnership Interests

As of the completion of Nomura Transaction, all limited partner interests in the partnership are designated as either ‘‘Class A common units’’ or ‘‘Class B common units’’, and, except as expressly provided in the partnership agreement, a Class A common unit and a Class B common unit will entitle the holder thereof to equal rights, other than voting rights, under the amended and restated partnership agreement, including with respect to distributions. The general partner holds all of the Class A common units of the limited partnership and our principals and an affiliate of Peter Briger hold all of the Class B common units of the limited partnership.

From time to time, the general partner may establish other classes or series of units, each having such relative rights, powers and duties and interests in profits, losses, allocations and distributions of the limited partnership as may be determined by the general partner. Among other things, the general partner has authority to specify (a) the allocations of items of partnership income, gain, loss, deduction and credit to holders of each such class or series of units; (b) the right of holders of each such class or series of units to share (on a pari passu, junior or preferred basis) in partnership distributions; (c) the rights of holders of each such class or series of units upon dissolution and liquidation of the limited partnership; (d) the voting rights, if any, of holders of each such class or series of units; and (e) the conversion, redemption or exchange rights applicable to each such class or series of units. The total number of units that may be created pursuant to the foregoing and the issuance thereof that may be authorized by the general partner is not limited.

Distributions

Subject to the terms of any additional classes or series of units established by the general partner, distributions will be made, after distributions for taxes, as and when determined by the general partner, to the partners in accordance with their respective Class A common units and Class B common units. The general partnership interest in the limited partnership held by the general partner will not entitle the general partner to receive any distributions. The general partner may cause the limited partnership to make distributions of cash, units or other assets or property of the limited partnership. No partner has the right to demand that the partnership distribute any assets in kind to such partner.

Issuance of Equity Securities by Fortress

If Fortress issues any equity securities, it is expected that: (i) Fortress will immediately contribute the cash proceeds or other consideration received from such issuance, and from the exercise of any rights contained in any such securities, to FIG Corp. and FIG Asset Co. LLC (allocated between them in accordance with their relative values at the time such equity securities are issued); (ii) FIG Corp. will immediately contribute its portion of such cash proceeds or other consideration to the Operating Entities and any other entities that FIG Corp. directly acquires an interest in, to the extent that as of the date of such acquisition FIG Corp. and the principals and their respective permitted transferees own interests in such entity that are in proportion to their respective ownership interests in the other Operating Entities on such date (allocated among them in accordance with their relative values at the time such equity securities are issued); (iii) FIG Asset Co. LLC will immediately contribute its portion of such cash proceeds or other consideration to Principal Holdings and any other entities that FIG Asset Co. LLC directly acquires an interest in, to the extent that as of the date of such acquisition FIG Asset Co. LLC and the principals and their respective permitted transferees own interests in such entity that are in proportion to their respective ownership interests in Principal Holdings on such date (allocated among them in accordance with their relative value at the time such equity securities are issued); (iv) in exchange for the portion of such cash proceeds or other consideration contributed to the limited partnership, the general partner will receive (x) in the case of an issuance of Class A shares, Class A common units, and (y) in the case of an issuance of any other equity securities by Fortress, except for Class B shares, a new class or series of units or other equity securities of the limited partnership with designations, preferences and other rights, terms and provisions that are substantially the same as those of such Fortress equity securities (with any dollar amounts adjusted to reflect the portion of the total amount of cash proceeds or other consideration received by Fortress that is contributed to the limited partnership); and (v) in the event of any subsequent transaction involving such Fortress equity securities (including a share split or combination, a distribution of additional Fortress equity securities, a conversion, redemption or exchange of such Fortress equity securities), the general partner will concurrently effect a similar transaction with respect to the units or other equity securities issued by the limited partnership in connection with the issuance of such Fortress equity securities.

In the event of any issuance of equity securities by Fortress, and the contribution of the cash proceeds or other consideration received from such issuance as described above, the limited partnership shall pay or reimburse Fortress (directly or indirectly by paying and reimbursing the general partner) for its pro rata portion (based on the portion of the total cash proceeds or other consideration contributed to the limited partnership) of the expenses incurred by Fortress in connection with such issuance, including any underwriting discounts or commissions.

If Fortress issues any equity securities and any of the transactions described above are not effected, then the general partner shall make such modifications to the amended and restated partnership agreement as the general partner reasonably determines to be necessary so that, to the greatest extent possible, subsequent distributions to the holders of Class B common units (including distributions upon liquidation) will be the same as would be the case if such transactions had been effected. Such modifications to the amended and restated partnership agreement may include changes in the rates of distributions or allocations of profit and loss among partners or a requirement that the general partner make future contributions to the limited partnership. The general partner may effect any such modifications without the consent or approval of any limited partner.

Transfer

A limited partner may not transfer all or any of such partner’s units without approval of the general partner, which approval may be granted or withheld in the general partner’s sole and complete discretion; provided, however, that without the general partner’s approval, a limited partner may (i) transfer units pursuant to the Exchange Agreement or exchange letter agreement among FIG Corp. and the principals, (ii) transfer units to a permitted transferee of such partner, or (iii) pledge or assign units to a non-affiliated lending institution. A limited partner may not, without the consent of the general partner, withdraw from the partnership prior to the partnership’s termination.

Limited partners holding a majority of the outstanding Class A common units have the right to remove the general partner at any time, with or without cause. Upon the withdrawal or removal of the general partner, limited partners holding a majority of the outstanding Class A common units shall have the right to appoint a successor general partner; provided, that any successor general partner must be a direct or indirect wholly owned subsidiary of Fortress.

Limitation on Partner Liability

The debts and liabilities of the limited partnership, whether arising in contract, tort or otherwise, are solely the debts and liabilities of the limited partnership, and no limited partner is obligated personally for any such debt, obligation or liability of the limited partnership solely by reason of being a limited partner. Pursuant to the Delaware Revised Uniform Limited Partnership Act, FIG Corp. or FIG Asset Co. LLC, as applicable, in its capacity as the general partner of a limited partnership, is liable for the debts and liabilities of the limited partnership to the extent that the limited partnership can not satisfy such debts and liabilities out of its assets.

Indemnification and Exculpation

To the fullest extent permitted by applicable law, the general partner and its officers, directors and employees are indemnified and held harmless by the limited partnership for and from any liabilities, losses, fees, penalties, damages, costs and expenses incurred by persons by reason of any act performed or omitted by such persons in connection with the affairs of the limited partnership in good faith and in a manner reasonably believed by such person to be in or not opposed to the best interests of the limited partnership. All indemnity claims will be paid out of partnership assets only and no limited partner has any personal liability for any such claims.

To the fullest extent permitted by applicable law, the general partner and its officers, directors and employees are not liable to the limited partnership or any limited partner or any affiliate of any limited partner for any damages incurred by reason of any act performed or omitted by such person in good faith on behalf of the limited partnership in a manner reasonably believed to be in or not opposed to the best interests of the limited partnership. The general partner and its officer, directors and employees are fully protected in relying in good faith upon the records of the limited partnership and upon such information, opinions, reports or statements presented to the limited partnership by any person as to matters the general partner or its officers, directors or employees reasonably believes are within such other person’s professional or expert competence and who has been selected with reasonable care by or on behalf of the limited partnership.

Dissolution

The limited partnership will be dissolved and its affairs will be wound up upon the first to occur of (i) the entry of a decree of judicial dissolution of the limited partnership under Section 17-802 of the Delaware Uniform Limited Partnership Act; and (ii) the determination of the general partner to dissolve the limited partnership. Except as provided in the amended and restated partnership agreement, the death, disability, resignation, expulsion, bankruptcy or dissolution of any partner or the occurrence of any other event which terminates the continued partnership of any partner in the partnership shall not cause the partnership to be dissolved or its affairs wound up; provided, however, that at any time after the bankruptcy of the general partner, the holders of a majority of the Class A common units in the aggregate may replace the general partner with another person or entity, who will become a successor general partner of the limited partnership, will be vested with the powers and rights of the general partner, and will be liable for all obligations and responsible for all duties of the general partner from the date of such replacement. The holders of Class B common units will not have the right to vote their Class B common units with respect to the removal of the general partner in the event of the bankruptcy of the general partner. Upon the winding up of the limited partnership, after payment in full of all amounts owed to the limited partnership’s creditors, and after payment in full of all amounts owed to holders of units having liquidation preferences, if any, the holders of Class A common units and Class B common units will be entitled to receive the remaining assets of the limited partnership available for distribution in accordance with and to the extent of positive balances in the respective capital accounts of such holders after taking into account certain adjustments.

Amendments

Except as may be otherwise required by law, the amended and restated partnership agreement may be amended by the general partner without the consent or approval of any partners, expect that (i) if an amendment adversely affects the rights of a unit holder other than on a pro rata basis with other unit holders of the same class, such unit holders must consent to the amendment, (ii) no amendment may adversely affect the rights of a class of unit holders without the consent of a majority of the holders of the outstanding units of such class, and (iii) the consent rights of the principals may not be amended without the written consent of the principals that hold a majority of the Class B common units then owned by all principals and their permitted transferees.

Indemnification Agreements

Please see the section included in Item 11 entitled ‘‘Indemnification Agreements’’ for a description of these agreements.

Policies and Procedures for Related Party Transactions

Prior to the completion of our initial public offering, our board of directors adopted a Policy and Procedures With Respect to Related Person Transactions, which we refer to as our Related Person Policy. Pursuant to the terms of the Related Person Policy, the nominating, corporate governance and conflicts committee of our board of directors must review and approve in advance any related party transaction, other than those that are pre-approved pursuant to pre-approval guidelines or rules that may be established by such committee to cover specific categories of transactions, including the guidelines described below. All Related Persons (defined below) are required to report to our legal department any such related person transaction prior to its completion and the legal department will determine whether it should be submitted to the nominating, corporate governance and conflicts committee for consideration.

Our Related Person Policy covers all transactions, arrangements or relationships (or any series of similar transactions, arrangements or relationships) in which the company (including any of its consolidated subsidiaries (that is, not including the Fortress Funds)) was, is or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest.

Our Related Person Policy provides that the following transactions shall be deemed pre-approved by the nominating, corporate governance and conflicts committee, even if the aggregate of any one or more of such transactions exceeds $120,000: (i) any investment by a Related Person in a private investment fund or other private collective investment vehicle managed by us or any of our subsidiaries or affiliates with respect to which management and incentive fees are waived (partially or in full), so long as it is not in violation of such fund’s organizational documents; (ii) any investment by a Related Person in an offering of securities of an issuer (other than securities of an entity covered by clause (i) above) controlled or managed by us or any of our subsidiaries or affiliates; and (iii) any other investment by a Related Person or any other transaction arrangement or relationship in which a Related Person participates so long as such investment, transaction, arrangement or relationship is also generally available to our senior employees.

A ‘‘Related Person’’, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of the company’s last fiscal year was, a director or executive officer of the company or a nominee to become a director of the company; any person who is known to be the beneficial owner of more than 5% of any class of the company’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Item 14.    Principal Accountant Fees and Services.

During the years ended December 31, 2006 and 2005, we engaged Ernst & Young LLP to provide us with audit, tax and other services. Services provided included the examination of annual financial statements, limited review of unaudited quarterly financial information, review and consultation regarding filings with the Securities and Exchange Commission and the Internal Revenue Service, consultation on financial and tax accounting and reporting matters, and due diligence and other services pertaining to business acquisitions/dispositions. Fees for 2006 and 2005, including fees incurred by all consolidated Fortress Funds, but not unconsolidated Fortress Funds or Portfolio Companies, were as follows:

Year Ended December 31,	Audit and Audit-Related Fees	Tax-Related Fees	Other Fees	Total Fees
2006	$18,894,407	$6,967,719	$8,534,765	$34,396,891
2005	$6,211,217	$1,918,769	$—	$8,129,986

Audit and Audit-Related Fees

Audit and audit-related fees are fees billed for the consolidated financial statements as well as required audits of certain subsidiaries, consultation on audit related matters and required review of SEC filings. Audit-related fees principally included attest services not required by statute or regulation.

Tax Fees

Tax fees related to tax planning and compliance and return preparation.

All Other Fees

Other fees principally related to due diligence and other services pertaining to business acquisitions/dispositions.

The Audit Committee has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.

The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. The Audit Committee has a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm.

This policy is subject to certain guidelines and pre-approved services that, in the judgment of management and the auditor, would not violate the auditors’ independence. At each regularly scheduled Audit Committee meeting, management reports the services performed to the Audit Committee to review and approve.

PART IV

Item 15.    Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See ‘‘Financial Statements and Supplementary Data.’’

Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Second Amended and Restated Limited Liability Agreement of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC
April 16, 2007
By: /s/ Wesley R. Edens Wesley R. Edens Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Frederic Garonzik
Wesley R. Edens Chief Executive Officer		Frederic Garonzik Director
April 16, 2007		April 16, 2007

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
Daniel N. Bass Chief Financial Officer		Douglas L. Jacobs Director

April 16, 2007		April 16, 2007

By:	/s/ Jonathan R. Brown	By:	/s/ Douglas L. Jacobs
Jonathan R. Brown Chief Accounting Officer		Douglas L. Jacobs Director

April 16, 2007		April 16, 2007

By:	/s/ Peter L. Briger, Jr	By:	/s/ Daniel H. Mudd
Peter L. Briger, Jr. Director		Daniel H. Mudd Director

April 16, 2007		April 16, 2007

By:	/s/ Robert I. Kauffman	By:	/s/ Howard Rubin
Robert I. Kauffman Director		Howard Rubin Director

April 16, 2007		April 16, 2007

By:	/s/ Randal A. Nardone	By:	/s/ Takumi Shibata
Randal A. Nardone Director		Takumi Shibata Director

April 16, 2007		April 16, 2007

By:	/s/ Michael E. Novogratz
Michael E. Novogratz Director

April 16, 2007

Exhibit Index

Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).
3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).
3.3	Second Amended and Restated Limited Liability Agreement of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.3).
4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).
4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).
4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).
10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).
10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).
10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).
10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).
10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).
10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).
10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).
10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).
10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).
10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).
10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).
10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).
10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).
10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).
10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).
10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).
10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).
10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).
10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).
10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).
10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).
10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.