Form 10-Q
period 2007-03-31
Fortress Investment Group LLC
filed 2007-05-15
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

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

(212) 798-6100
________________________________________
(Registrant’s telephone number, including area code)
________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A Shares: 94,597,646 outstanding as of May 11, 2007.

Class B Shares: 312,071,550 outstanding as of May 11, 2007.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet as of March 31, 2007 (unaudited) and Combined Balance Sheet as of December 31, 2006	1
	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:
	Income Statements (unaudited) for the three months ended March 31, 2007 and 2006	2
	Statement of Members’ and Shareholders’ Equity (unaudited) for the three months ended March 31, 2007	3
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006	4
	Notes to Consolidated and Combined Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	75
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	76
Item 1A.	Risk Factors	77
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 3.	Defaults upon Senior Securities	102
Item 4.	Submission of Matters to a Vote of Security Holders	102
Item 5.	Other Information	102
Item 6.	Exhibits	103
	SIGNATURES	106

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

‘‘Assets Under Management,’’ or ‘‘AUM,’’ refers to the assets we manage, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the net asset value, or ‘‘NAV,’’ of our private equity funds and hedge funds plus the capital that we are entitled to call from investors pursuant to the terms of their capital commitments to those funds;

(ii)	the NAV of managed accounts; and

(iii)	the market capitalization of the common stock of each of our publicly traded alternative investment vehicles, which we refer to as our ‘‘Castles’’.

We earn management fees pursuant to management agreements on a basis which varies from Fortress Fund to Fortress Fund (e.g., any of ‘‘net asset value’’, ‘‘capital commitments’’, ‘‘invested equity’’ or ‘‘gross equity,’’ each as defined in the applicable management agreement, may form the basis for a management fee calculation). Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our AUM measure includes, for instance, assets under management for which we charge either no or nominal fees, generally related to our principal investments in funds as well as investments in funds by our principals, directors and employees. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Fortress Fund management agreements.

‘‘Fortress,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘company’’ refer, (i) following the consummation of the reorganization and the Nomura transaction, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and, (ii) prior to the consummation of the reorganization and the Nomura transaction on January 17, 2007, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to March 31, 2007, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified. Effective March 31, 2007, all of our previously consolidated funds were deconsolidated. The financial statements contained herein represent consolidated financial statements of Fortress Investment Group LLC subsequent to the reorganization and combined financial statements of Fortress Operating Group, considered the predecessor, prior to the reorganization. See Part I, Item 1, ‘‘Financial Statements.’’

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

‘‘principals’’ refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction own approximately 76.7% of the Fortress Operating Group units and all of the Class B shares, representing approximately 76.7% of the total combined voting power of all of our outstanding Class A and Class B shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ Part I, Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk,’’ Part II, Item 1A, ‘‘Risk Factors,’’ and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as ‘‘outlook,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘potential,’’ ‘‘continues,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘predicts,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates’’ or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$352,509	$61,120
Cash held at consolidated subsidiaries and restricted cash	—	564,085
Due from affiliates	137,833	635,748
Receivables from brokers and counterparties	—	109,463
Investment company holdings, at fair value
Loans and securities	—	6,874,748
Investments in affiliates	—	14,985,578
Derivatives	—	84,270
Other investments
Loans and securities	—	317
Equity method investees	620,434	37,250
Options in affiliates	136,915	139,266
Deferred tax asset	477,568	2,808
Other assets	54,123	187,920
	$1,779,382	$23,682,573
Liabilities and Shareholders’ Equity Liabilities
Due to affiliates	$404,132	$15,112
Due to brokers and counterparties	—	187,495
Accrued compensation and benefits	96,884	159,931
Other liabilities	97,848	152,604
Deferred incentive income	225,797	1,648,782
Securities sold not yet purchased, at fair value	—	97,717
Derivative liabilities, at fair value	2,125	123,907
Investment company debt obligations payable	—	2,619,456
Other debt obligations payable	352,153	687,153
	1,178,939	5,692,157
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	419,324	17,868,895
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,597,646 shares issued and outstanding	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	252,323	—
Retained earnings (accumulated deficit)	(71,254)	—
Fortress Operating Group members’ equity	—	119,561
Accumulated other comprehensive income	50	1,960
	181,119	121,521
	$1,779,382	$23,682,573

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED INCOME STATEMENTS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Management fees from affiliates	$43,287	$44,976
Incentive income from affiliates	44,229	59,982
Other revenues	19,784	16,398
Interest and dividend income – investment company holdings
Interest income	243,713	168,009
Interest income from controlled affiliate investments	4,707	14,157
Dividend income	7,436	3,256
Dividend income from controlled affiliate investments	53,174	63,253
	416,330	370,031
Expenses
Interest expense
Investment company holdings	132,620	118,248
Other	12,019	6,857
Compensation and benefits	355,791	83,445
General, administrative and other	39,305	23,271
Depreciation and amortization	2,009	1,566
	541,744	233,387
Other Income
Gains (losses) from investments
Investment company holdings
Net realized gains	86,264	50,637
Net realized gains from controlled affiliate investments	715,024	20,757
Net unrealized gains (losses)	(19,928)	(49,702)
Net unrealized gains (losses) from controlled affiliate investments	(1,428,837)	870,393
Other investments
Net realized gains	1,789	1,040
Net realized gains from affiliate investments	136,041	—
Net unrealized gains (losses)	(280)	(549)
Net unrealized gains (losses) from affiliate investments	(130,828)	81,386
Earnings from equity method investees	195	1,896
	(640,560)	975,858
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(765,974)	1,112,502
Deferred incentive income	307,034	(151,706)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	535,530	(825,372)
Income Before Income Taxes	76,590	135,424
Income tax expense	(14,447)	(5,144)
Net Income (Loss)	$62,143	$130,280
Dividends declared per Class A share	$0.1674
Earnings Per Unit – Fortress Operating Group	January 1 through January 16
Net income per Fortress Operating Group unit	$0.36	$0.35
Weighted average number of Fortress Operating Group units outstanding	367,143,000	367,143,000
Earnings Per Class A share – Fortress Investment Group	January 17 through March 31
Net income (loss) per Class A share, basic	$(0.87)
Net income (loss) per Class A share, diluted	$(0.87)
Weighted average number of Class A shares outstanding, basic	82,256,078
Weighted average number of Class A shares outstanding, diluted	82,256,078

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF MEMBERS’ AND SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income	Total Shareholders’/ Members’ Equity
Fortress Operating Group Members’ equity – December 31, 2006	—	—	$—	$—	$119,561	$1,960	$121,521
Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000
Dilution impact of Nomura transaction	—	—	(912,437)	—	162,918	—	(749,519)
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)
Deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	89,026	—	—	—	89,026
Director restricted share grant	97,296	—	84	—	—	—	84
Dividends declared subsequent to initial public offering	—	—	(11,589)	—	—	—	(11,589)
Capital increase related to equity-based compensation	—	—	40,270	—	—	—	40,270
Dividend equivalents accrued in connection with equity-based compensation	—	—	(578)	—	—	—	(578)
Comprehensive income
Net income (loss)	—	—	—	(71,254)	133,397	—	62,143
Foreign currency translation	—	—	—		—	(20)	(20)
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(4)	(4)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(1,720)	(1,720)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	—	(166)	(166)
Total comprehensive income							60,233
Shareholders’ equity – March 31, 2007	94,597,646	312,071,550	$252,323	$(71,254)	$—	$50	$181,119

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$62,143	$130,280
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,009	1,566
Other amortization and accretion	797	81
Earnings from equity method investees	(195)	(1,896)
Distributions of earnings from equity method investees	753	4,765
(Gains) losses from investments	640,755	(973,962)
Deferred incentive income	(307,034)	151,706
Principals’ and others’ interests in income of consolidated subsidiaries	(535,530)	825,372
Deferred tax expense	3,116	3,054
Options received from affiliates	(811)	(18,757)
Assignments of options to employees	2,751	—
Equity-based compensation	173,479	—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	(896,547)
Due from affiliates	462,899	(90,543)
Receivables from brokers and counterparties and other assets	(9,976)	(71,214)
Due to affiliates	(8,713)	(45,601)
Accrued compensation and benefits	(47,239)	(36,570)
Due to brokers and counterparties and other liabilities	113,887	198,759
Investment company holdings
Purchases of investments	(5,105,865)	(2,882,162)
Proceeds from sale of investments	3,398,739	1,585,631
Net cash used in operating activities	(1,320,234)	(2,116,038)
Cash Flows From Investing Activities
Purchase of other loan and security investments	—	(114,603)
Proceeds from sale of other loan and security investments	317	88,445
Contributions to equity method investees	(9,378)	(182)
Distributions of capital from equity method investees	2,326	—
Cash received on settlement of derivatives	132	—
Purchase of fixed assets	(4,173)	(3,332)
Net cash used in investing activities	(10,776)	(29,672)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,574,070	1,171,709
Repayments of debt obligations	(1,657,872)	(1,077,177)
Payment of deferred financing costs	(706)	(600)
Issuance of Class A shares to Nomura	888,000	—
Issuance of Class A shares in initial public offering	729,435	—
Costs related to initial public offering	(76,766)	—
Dividends paid	(2,474)	—
Fortress Operating Group capital distributions to Principals	(415,876)	(37,162)
Purchase of Fortress Operating Group units from Principals	(888,000)	—
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,205,481	2,266,401
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,732,893)	(187,133)
Net cash provided by financing activities	1,622,399	2,136,038
Net Increase in Cash and Cash Equivalents	291,389	(9,672)
Cash and Cash Equivalents, Beginning of Period	61,120	36,229
Cash and Cash Equivalents, End of Period	$352,509	$26,557
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million and $84.9 million, respectively)	$60,905	$30,594
Cash paid during the period for income taxes	$10,199	$1,093
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment of amounts payable to employees into Fortress Funds	$12,930	$15,874
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$27,484	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the ‘‘Registrant,’’ or, together with its subsidiaries, ‘‘Fortress’’) is a global alternative asset management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies (the ‘‘Fortress Funds’’). Fortress generally makes principal investments in these funds, which typically range from less than 1% to approximately 5% of the equity of the entities.

Fortress has three principal sources of income from the Fortress Funds: management fees, related incentive returns or income, and investment income on its principal investments in the funds. The Fortress Funds fall into four primary business segments in which Fortress operates:

1)	Private equity funds, which invest in debt and equity securities of public or privately held entities.

2)	Liquid hedge funds, which invest in the global fixed income, commodities, currency and equity markets, and their related derivatives.

3)	Hybrid hedge funds, which invest in undervalued, distressed and other less liquid investments.

4)	Publicly traded alternative investment vehicles that Fortress refers to as the ‘‘Castles,’’ which are companies that invest in operating real estate and real estate related loans and securities (debt and equity).

The accompanying consolidated financial statements include the following:

–	subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

–	prior to such reorganization and the inception of operations of Fortress Investment Group LLC, the accounts of eight affiliated entities under common control and management (‘‘Fortress Operating Group’’ or the ‘‘predecessor’’) and their respective consolidated subsidiaries. Each of the eight entities was owned either directly or indirectly by its members, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone, and Michael Novogratz (the ‘‘Principals’’).

Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the ‘‘Transactions’’) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant completed the Nomura Transaction and commenced its operations on January 17, 2007 and completed its initial public offering on February 8, 2007. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and holds, through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units and all of the general partner interests. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant continue to be conducted by Fortress Operating Group. FIG Corp. is a corporation for tax purposes. As a result, the Registrant is subject to income taxes on that portion of its income which flows through FIG Corp.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

In January 2007, in connection with the Nomura transaction and the initial public offering, Fortress Operating Group was reorganized from eight limited liability companies, each having individual capital accounts for each of the Principals, into four limited partnerships, each having a unitized capital structure. The Principals were issued 367,143,000 non-voting limited partner interests in each of the four limited partnerships and the Registrant, through two intermediate holding companies, was issued the non-economic general partner interest in each of them. The Principals were also issued 367,143,000 non-economic Class B shares of the Registrant, of which 55,071,450 were cancelled in the Nomura transaction (see below). The term ‘‘Fortress Operating Group unit’’ is used to represent one limited partner interest in each limited partnership. A Fortress Operating Group unit is not a legal interest but is the term used to refer to the aggregate of one limited partnership interest in each reorganized Fortress Operating Group entity.

As the Registrant is a newly formed company, Fortress Operating Group is considered its predecessor for accounting purposes, and its combined financial statements have become the Registrant’s historical financial statements. Also, because the Principals controlled Fortress Operating Group before the Transactions and control the Registrant after the Transactions, the Transactions have been accounted for as a reorganization of entities under common control. Accordingly, the Registrant has carried forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial statements into its consolidated financial statements. When the Registrant purchased Fortress Operating Group units, from the Principals and directly from the Fortress Operating Group partnerships, it recorded the proportion of Fortress Operating Group net assets acquired at their historical carrying value and proportionately reduced the Principals’ and others’ interests in equity of consolidated subsidiaries. The excess of the amounts paid for the purchase of Fortress Operating Group units over the historical carrying value of the proportion of net assets acquired was charged to paid-in capital and is identified in the statement of members’ and shareholders’ equity as dilution.

Following completion of the Transactions, substantially all of Fortress’s expenses (other than (i) income tax expenses of the Registrant, FIG Corp. and FIG Asset Co. LLC (Note 5), (ii) obligations incurred under the tax receivable agreement (Note 5) and (iii) payments on indebtedness incurred by the Registrant, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to the Registrant, such as expenses incurred in connection with the Transactions, are accounted for as expenses of Fortress Operating Group.

The unaudited pro forma share data presented on the income statement is based on the number of Fortress Operating Group units issued to the Principals upon the reorganization of Fortress in January 2007, as if the units had been outstanding from January 1, 2006.

Nomura Transaction

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation, or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation), pursuant to which Nomura acquired a then 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which were paid to the Principals. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares of the Registrant for $888 million and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units, which then represented 15% of Fortress Operating Group’s economic interests, and the sole general partner interest, from the Principals for $888 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Initial Public Offering (‘‘IPO’’)

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 Fortress Operating Group units. Fortress Operating Group applied those proceeds as follows: (a) to pay $250 million outstanding under its term loan facility, as required by the credit agreement (Note 4), and (b) to pay $85 million then outstanding under its revolving credit facility (Note 4), and intended to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes. As of March 31, 2007, $206.2 million of IPO proceeds remain unused, of which $67.7 million is intended for private equity capital commitments and $138.5 million is intended for general business purposes.

Following the IPO, the Principals held, collectively, an approximately 76.7% economic interest in Fortress Operating Group as well as voting control of the Registrant, which has an approximately 23.3% economic interest in, and general partner control of, Fortress Operating Group.

Following the IPO, Fortress adopted accounting policies with respect to new transactions as described in Notes 5, 7 and 8.

Consolidation and Deconsolidation of Fortress Funds

Certain of the Fortress Funds were consolidated into Fortress prior to the Transactions, notwithstanding the fact that Fortress has only a minority economic interest in these funds. Consequently, Fortress’s financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through the date of their deconsolidation, as described below. The majority ownership interests in these funds, which are not owned by Fortress, were reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in the accompanying financial statements during periods in which such funds were consolidated. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds. For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 10.

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no material net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the income statement and the statement of cash flows for the three months ended March 31, 2007 are presented with these funds on a consolidated basis. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s combined financial statements for the year ended December 31, 2006 and notes thereto included in Fortress’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s combined financial statements for the year ended December 31, 2006.

2.	MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Management Fees, Incentive Income and Related Profit Sharing Expense

On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007, Fortress recognized management fees and incentive income as follows:

Three Months Ended March 31, 2007
Private Equity Funds
Management fees	$26,664
Incentive income	206,440
Liquid Hedge Funds
Management fees	29,858
Incentive income	45,688
Hybrid Hedge Funds
Management fees	27,997
Incentive income	95
Castles
Management fees	11,029
Management fees – options	811
Incentive income	3,688
Total
Management fees	$96,359
Incentive income	$255,911

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and has not been recognized for these funds during the three months ended March 31, 2007 and 2006. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $45.6 million

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

and $28.6 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2007 and 2006, respectively.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following:

	March 31, 2007	December 31, 2006
Distributed – gross	$391,595	$252,774
Less: Recognized (A)	(165,798)	(9,473)
Distributed – unrecognized	$225,797	243,301
Undistributed (B)	1,119,170	1,405,481
Total	$1,344,967	$1,648,782

(A)	All related contingencies have been resolved.
(B)	On a consolidated basis, undistributed incentive income from the Fortress Funds is recognized on the balance sheet as deferred incentive income; on a deconsolidated basis as of March 31, 2007, undistributed incentive income is no longer recorded and has been removed from the balance sheet.

As of March 31, 2007, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $225.8 million of distributed incentive income. If the $1,119.2 million of undistributed incentive income were realized, Fortress would recognize and pay an additional $400.4 million of compensation expense.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2006	$243,301	$1,405,481	$1,648,782
Share of income (loss) of Fortress Funds	190,298	(289,530)	(99,232)
Recognition of previously deferred incentive income	(206,440)	—	(206,440)
Other income components	(1,362)	—	(1,362)
Total income components	(17,504)	(289,530)	(307,034)
Other	—	3,219	3,219
Deferred incentive income as of March 31, 2007	$225,797	$1,119,170	$1,344,967

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2007	2006
Private equity funds	$71,753	$9,414
Liquid hedge funds	28,947	27,205
Hybrid hedge funds	19,518	13,902
Castles	2,356	2,461
Total	$122,574	$52,982

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following at March 31, 2007:

Employee interests in majority owned and controlled fund advisor and general partner entities	$75,061
Principals’ Fortress Operating Group units	342,137
Other	2,126
Total	$419,324

This income statement caption was comprised of shares of consolidated net income related to the following, on a pre-tax basis, for the three months ended March 31, 2007:

	Actual	Pro Forma (A)
Employee interests in majority owned and controlled fund advisor and general partner entities	$2,842	$2,842
Third party investors in Fortress Funds	(460,615)	—
Principals’ Fortress Operating Group units	(77,642)	(77,642)
Other	(115)	(115)
Total	$(535,530)	$(74,915)

(A)	On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007.

Private Equity Funds

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

Liquid Hedge Funds and Hybrid Hedge Funds

Approximately $378.2 million of distributions were made to the Principals during the period from January 1, 2007 through the date of the IPO from the net proceeds from collection of deferred fee receivables, earned in prior periods, related to the liquid and hybrid hedge funds. Following this distribution, all of the deferred fee arrangements were terminated. Subsequent to March 31, 2007, $27.4 million of net proceeds from all of the remaining deferred fee receivables were collected.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

In February 2007, one of the consolidated hybrid hedge funds raised $1.2 billion of capital commitments from existing and new limited partners, of which 18% was called in March 2007 and 8% was called in April 2007. During the capital commitment period, which expires on the earlier of when it is fully drawn or December 31, 2008, no other new third party investors will be permitted in this fund.

In February 2007, one of the consolidated hybrid hedge funds originated a $1.2 billion loan in connection with a transaction between two third parties. As part of the syndication of this loan, Fortress formed four managed account relationships totaling $425 million, whereby Fortress manages investments on behalf of third parties in exchange for fees, syndicated $300 million to a third party participant and retained the remainder in certain Fortress Funds. Fortress will earn incentive fees from the managed account relationships based upon the performance of the underlying investment.

3.	INVESTMENTS IN EQUITY METHOD INVESTEES

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are accounted for under the equity method. Upon the deconsolidation of the consolidated Fortress Funds on March 31, 2007 (Note 1), these funds also became equity method investees. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities as described below. In addition, unconsolidated affiliates also hold an ownership interest in certain of these entities. Summary financial information related to these investments is as follows:

	Equity Held by Fortress				Fortress’s Equity in Net Income (Loss)
	March 31, December 31,				Three Months Ended March 31,
	2007	2006			2007			2006
Private equity funds, excluding NIH	$270,542	$	(A	)	$	(A	)	$	(A	)
NIH	8,028		8,213			(181)			945
Total private equity funds	278,570		8,213			(181)			945
Liquid hedge funds	32,480		(A	)		(A	)		(A	)
Hybrid hedge funds	275,753		(A	)		(A	)		(A	)
Newcastle	11,906		13,756			729			668
Eurocastle	11,548		11,844			(398)			242
Other	10,177		3,437			45			41
	$620,434		$37,250			$195			$1,896

(A)	These entities were consolidated prior to March 31, 2007.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2007
	Private Equity Funds		Liquid Hedge Funds	Hybrid Hedge Funds	Castles		Other	Total
	NIH	Other			Newcastle	Eurocastle
Investment, beginning	$8,213	$—	$—	$—	$13,756	$11,844	$3,437	$37,250
Earnings from equity method investees	(181)	—	—	—	729	(398)	45	195
Other comprehensive income from equity method investees	(4)	—	—	—	(1,871)	155	—	(1,720)
Contributions to equity method investees	—	—	500	—	—	—	8,878	9,378
Distributions of earnings from equity method investees	—	—	—	—	(708)	—	(45)	(753)
Distributions of capital from equity method investees	—	—	—	—	—	(188)	(2,138)	(2,326)
Total Distributions from equity method investees	—	—	—	—	(708)	(188)	(2,183)	(3,079)
Translation adjustment	—	—	—	—	—	135	—	135
Deconsolidation	—	270,542	31,980	275,753	—	—	—	578,275
Investment, ending	$8,028	$270,542	$32,480	$275,753	$11,906	$11,548	$10,177	$620,434
Ending balance of undistributed earnings	$5,398	$—	$—	$—	$863	$—	$—	$6,261

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH	Newcastle Investment Holdings LLC (‘‘NIH’’)
	March 31,	March 31,	December 31,
	2007	2007	2006
Assets	$14,673,568	$446,031	$457,436
Liabilities	(387,459)	(308,216)	(315,732)
Equity	$14,286,109	$137,815	$141,704
Equity held by Fortress	$270,542	$8,028	$8,213
Ownership (A)	1.9%	4.8%	4.8%

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2007	2006
Revenues and gains (losses) on investments	$(699,980)	$(207)	$32,469
Expenses	(49,185)	(3,587)	(12,831)
Discontinued operations	—	—	—
Net Income (Loss)	$(749,165)	$(3,794)	$19,638
Fortress’s equity in net income (loss)	(B )	$(181)	$945

	Liquid Hedge Funds	Hybrid Hedge Funds
	March 31,	March 31,
	2007	2007
Assets	$6,378,421	$7,001,151
Liabilities	(274,564)	(1,060,130)
Minority interest	(68,192)	(53,790)
Equity	$6,035,665	$5,887,231
Equity held by Fortress	$32,480	$275,753
Ownership (A)	0.5%	4.7%

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2007
Revenues and gains (losses) on investments	$351,964	$264,400
Expenses	(215,052)	(54,823)
Net Income	$136,912	$209,577
Fortress’s equity in net income	(B )	(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1), except for the one liquid hedge fund which was never consolidated but from which Fortress did not earn any income during this period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Assets	$10,220,971	$8,604,392	$10,262,207	$7,295,320
Liabilities	(9,182,021)	(7,602,412)	(8,393,168)	(5,427,716)
Minority interest	—	—	(8)	(8)
Equity	$1,038,950	$1,001,980	$1,869,031	$1,867,596
Equity held by Fortress	$11,906	$13,756	$11,548	$11,844
Ownership, basic (A)	2.1%	2.2%	1.6%	1.6%
Ownership, diluted (A) (B)	4.3%	4.8%	10.1%	10.4%
Ownership by Fortress and affiliates, diluted (B)	12.1%	12.3%	26.3%	26.6%
Market value of shares owned (A) (C)	$28,443	$32,126	$52,341	$51,203

	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Revenues	$167,276	$124,743	$144,580	$61,158
Expenses	(131,072)	(94,075)	(169,757)	(52,686)
Discontinued operations	(13)	251	—	—
Preferred dividends	(2,515)	(2,328)	—	—
Net Income (Loss)	$33,676	$28,591	$(25,177)	$8,472
Fortress’s equity in net income (loss)	$729	$668	$(398)	$242

(A)	Excludes shares owned by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Fully diluted ownership represents the percentage of outstanding common shares owned assuming that all options are exercised.

(C)	Based on the closing price of the related shares on the last day of trading in the applicable period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	March 31,	December 31,
	2007	2006	Accounting Treatment
Newcastle options	$2,787	$2,950	Held at cost subject to impairment
Eurocastle options	134,128	136,316	Qualify as a derivative, held at fair value
	$136,915	$139,266

The fair value of the Newcastle options as of March 31, 2007 was approximately $3.4 million.

In January 2007, in connection with a capital raise, Newcastle issued 242,000 options to purchase shares of its common stock at $31.30 per share to Fortress, which were valued at $0.8 million. Fortress assigned 121,605 of these options to employees, recording compensation expense of $0.4 million. In addition, during May 2004 and January 2005, Newcastle issued 675,000 options (at a weighted average strike price of $27.63) to purchase shares of its common stock to Fortress. During March 2007, Fortress assigned 261,525 of these options to employees, recording compensation expense of $0.5 million.

During the first quarter of 2007, Fortress assigned a total of 274,567 Eurocastle options, with a weighted average strike price of €20.18 per share, to certain of its employees. Fortress recorded compensation expense of $1.7 million associated with the assignment of these options during the three months ended March 31, 2007.

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No other reconsideration events occurred during the three months ended March 31, 2007 which caused a change in Fortress’s accounting.

The following table represents information as of March 31, 2007 regarding entities formed during the three months ended March 31, 2007 that were determined to be VIEs in which Fortress holds a variable interest:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment (A)
Liquid Hedge Funds	$5,634,230	$33,397

(A)	Includes $32.9 million of incentive income receivable. Also represents Fortress’s maximum exposure to loss with respect to these entities.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

4.	DEBT AND DERIVATIVE OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

						As of March 31, 2007
		Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)	Collateral Carrying Value
		March 31,	December 31,
Debt Obligation/Collateral	Month Issued	2007	2006
Credit agreement
Revolving debt (B)	Jun 2006	$—	$85,000	LIBOR + 1.50% (C)	Jun 2011	0.00%	—	(D)
Term loan	Jun 2006	350,000	600,000	LIBOR + 1.50%	Jun 2011	6.89%	3.43	(D)
Aircraft loan	Jun 2002	2,153	2,153	LIBOR + 2.25%	Jul 2007	7.13%	0.25	$2,481
Total		$352,153	687,153			6.89%	3.41
Consolidated Fortress Fund debt			2,619,456
Total			$3,306,609

(A)	Including the effect of the applicable hedge in the case of the aircraft loan.
(B)	Approximately $150 million was undrawn on the Credit Agreement as of March 31, 2007.
(C)	Subject to unused commitment fees of 0.25% and letter of credit fees of 1.50% per annum.
(D)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

In connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in June 2006. In connection with the repayment of a portion of the term loan, $2.0 million of deferred loan costs were written off to interest expense in February 2007.

Management believes that for similar financial instruments with comparable credit risks, the stated interest rates of Fortress’s debt as of March 31, 2007 approximate market rates. Accordingly, the carrying values outstanding are believed to approximate fair value.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The following table presents summarized information regarding Fortress’s derivative assets (obligations):

	Notional Amount	Fair Value		Longest Maturity
	March 31, 2007	March 31, 2007	December 31, 2006	March 31, 2007
Interest rate swaps, treated as hedges (A)	$2,153	$4	$8	Jun 1, 2007
Foreign currency derivatives, treated as hedges	€9,000	(528)	(435)	Oct 30, 2007
Foreign currency derivatives, non-hedges	€27,200	(1,597)	(1,184)	Oct 30, 2007
Consolidated Fortress Fund derivatives, net		—	(38,018)
Total		$(2,121)	$(39,629)

(A)	Included in Other Assets.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

5.	INCOME TAXES AND TAX RELATED PAYMENTS

Prior to January 17, 2007, Fortress, as a partnership, generally had not been subject to U.S. federal income tax but certain of its subsidiaries had been subject to the New York City unincorporated business tax (‘‘UBT’’) on its U.S. earnings based on a statutory rate of 4%. One subsidiary of Fortress was subject to U.S. federal corporate income taxes. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura transaction and the initial public offering (Note 1), Fortress was reorganized. Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The Nomura transaction involved Fortress’s purchase of Fortress Operating Group units from the Principals and an election by certain Fortress Operating Group entities under Section 754 of the Code, resulting in the tax basis of the assets owned by Fortress Operating Group to increase. Fortress established a deferred tax asset of $454.8 million for the expected tax benefit associated with the difference between the book value of net assets and the tax basis of net assets, based on an estimated combined marginal federal and state tax rate of approximately 39.4 % and the expectation, based on an analysis of expected future earnings, that it is more likely than not that this benefit will be realized. The establishment of the deferred tax asset increased additional paid in capital as the transaction giving rise to the increase in tax basis was between Fortress and its shareholders. The deferred tax asset described above reflects the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

As a result of the contribution of $578.3 million of the net proceeds of the initial public offering by FIG Corp. to the capital of Fortress Operating Group, a temporary difference arose between the carrying value of Fortress Operating Group for financial reporting purposes and that for income tax purposes. A gross deferred tax asset of $24.6 million has been recorded to reflect the deferred tax effects of the tax basis over financial reporting basis.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2007	December 31, 2006
Deferred tax assets	$477,568	$2,808
Deferred tax liabilities (A)	$11,303	$12,989

(A)	Included in Other Liabilities.

For the period January 17, 2007, the reorganization date, through March 31, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate of (24.31%) was used to compute the tax provision on the Registrant’s income subject to U.S. federal income taxes. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement (Note 7).

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

However, this compensation expense is not deductible for income tax purposes and therefore Fortress’s taxable loss is substantially less than the loss before income taxes for financial reporting purposes. Also, after the reorganization, a portion of Fortress’s income is still not subject to U.S. federal corporate income tax but is allocated directly to Fortress’s shareholders.

The actual effective tax rate for the entire quarter is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) sufficient income was earned by the predecessor prior to January 17, 2007 such that there was income for the quarter as compared to a loss incurred by the Registrant for the period from January 17, 2007 through March 31, 2007.

As a result of the foregoing, Fortress’s effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $390 million capital decrease and offsetting liability to the Principals was recorded with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Members’ and Shareholders’ Equity. No further liability was recorded during the period ended March 31, 2007, nor were any payments made during that period. Although the tax receivable agreement payments are calculated based on annual tax savings, for the period ended March 31, 2007 the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were $3.8 million.

Recently Adopted Accounting Pronouncement

We adopted the Financial Accounting Standards Board’s Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109’’ (‘‘FIN 48’’), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position, liquidity or results of operations.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

6.	RELATED PARTY TRANSACTIONS

	Management Fees and Incentive Income		Dividends and Distributions		Total
Due from Affiliates	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006
Private equity funds	$21,707	$—	$—	$26,315	$21,707	$26,315
Castles	20,358	47,832	1,102	1,297	21,460	49,129
Liquid and hybrid hedge funds	75,863	500,889	—	—	75,863	500,889
Unconsolidated subsidiaries of liquid hedge fund subsidiaries	—	—	—	19,309	—	19,309
Subtotal	$117,928	$548,721	$1,102	$46,921	119,030	595,642
Other					18,803	40,106
Total					$137,833	$635,748

Due to Affiliates	March 31, 2007	December 31, 2006
Private equity funds
– Payments on behalf of Fortress Funds	$—	$14,123
Principals
– Tax receivable agreement – Note 5	390,383	—
– Distributions payable on Fortress Operating Group units	13,416
Other	333	989
	$404,132	$15,112

In February 2007, Fortress entered into a preliminary agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a minority ownership interest in their management company, and, as part of the transaction, a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions. The transaction was approved by the advisory board of the Fortress Fund.

In March 2007, a departing Fortress employee entered into a sourcing agreement with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employee based on the employee sourcing future transactions for that Fortress Fund.

In March 2007, one of the Portfolio Companies leased office space to a company owned by one of the Principals. The Principal pays approximately $0.2 million per annum in rent to the Portfolio Company.

In March 2007, in conjunction with the deconsolidation (Note1), Fortress transferred its general partner interests in certain CDO Portfolio Companies to certain Fortress Funds for $6.5 million.

In connection with the IPO, Fortress entered into a tax receivable agreement with the Principals, as described in Note 5, and the Principals entered into a forfeiture agreement with each other, as described in Note 7. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

7.	EQUITY-BASED COMPENSATION

Fortress currently has seven categories of equity-based compensation which are accounted for as described in the table below. A total of 115,000,000 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan.

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting	March 31, 2007 Shares/Units Outstanding	Weighted Average Grant Date Estimated Value per Share/Unit	Weighted Average March 31, 2007 Estimated Value per Share/Unit
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date (D) expensed over service period.	23,730,308	$18.50	N/A
	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period.	16,237,828	14.64	N/A
	RSUs	No	Yes	Fair value at grant date (D) discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286	22.11	N/A
	RSUs	No	No	Fair value at grant date (D) discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions(delivery of shares as described in (B)), expensed at grant date.	642,313	11.50	N/A
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period. Subsequent changes in fair value, throughthe vesting date, expensed over remaining service period witha cumulative catch-up adjustment in the period of change.	2,857,143	7.24	$22.43
Directors	Restricted Shares	Yes	Yes	Fair value at grant date (D) expensed over service period.	97,296	18.50	N/A
Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	8,288,563	14.54	23.72

(A)	Generally, such awards vest 25% at each of January 1, 2010, 2011, 2012, and 2013 (for employees) and 33-1/3% after each of ourannual meetings in 2008, 2009 and 2010 (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

(B)	Vested Class A shares will be delivered to employee grant recipients 25% at each of, or within no more than six months after, January 1, 2010, 2011, 2012, and 2013 (for employees). Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that have a maximum value that corresponds to 2.9 million Fortress Operating Group units, granted by one of the Principals to one of Fortress’s employees at the date of the IPO. The profits interests have a five-year cliff-vesting service condition.
(D)	For awards granted in connection with the IPO, the fair value is based on the IPO price. For awards granted subsequent to the IPO, the fair value is based on the closing price on the grant date of Fortress’s Class A shares.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factor as of the grant date and as of March 31, 2007 was 16% for unvested RSU awards that are entitled to dividends and 19% for unvested RSU awards that are not entitled to dividends.

The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (3.68%), an estimated dividend growth rate (20%) and a risk-free discount rate (between 4.71% and 5.14% based on term).

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35%), term (equal to delayed delivery period), dividend rate (between 2.96% and 3.68% based on grant date) and risk-free discount rate (between 4.54% and 4.79% based on term).

The estimated fair value of the LTIP award was estimated using a Monte Carlo simulation valuation model with the following assumptions: volatility (35%), term (equal to vesting period), and risk-free discount rate (4.49%) of like term.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. The volatility assumption was estimated based on five-year historical stock price volatilities observed for a group of comparable companies, adjusted for management’s expectations.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The following table sets forth information regarding equity-based compensation activities during the three months ended March 31, 2007.

	RSUs		Restricted Shares	LTIP	Total Equity-Based Compensation Expense
	Employees	Non-Employees
Issued at IPO (A)	42,375,371	8,358,011	97,296
Issued subsequent to IPO	164,058	—	—
Forfeited	(1,534,694)	(69,448)	—
Outstanding at March 31, 2007 (A)	41,004,735	8,288,563	97,296
Expense incurred during the period	$29,482	$3,814	$84	$1,825	$35,205

(A)	Excludes 21,816 RSUs approved for issuance to employees whose employment began after March 31, 2007.

Fortress will further recognize compensation expense on its non-vested equity-based awards of $944.4 million, with a weighted average recognition period of 5.75 years.

The Principals entered into an agreement among themselves (the ‘‘Principals Agreement’’) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,755 million will be charged to compensation expense on a straight-line basis over the five year service period, including $138.3 million during the three months ended March 31, 2007.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the three months ended March 31, 2007 from equity-based compensation arrangements of $173.5 million, $40.3 million increased Fortress’s paid-in capital, as reflected in the Statement of Members’ and Shareholders’ Equity, and $133.2 million increased Principals’ interests in equity of consolidated subsidiaries corresponding to the Principals’ interest in the equity-based compensation expense.

8.	EARNINGS PER SHARE

As a result of Fortress’s reorganization in January 2007 (Note 1), Fortress has calculated its earnings per share for two different periods within the three months ended March 31, 2007. For the first period, prior to the reorganization on January 17, 2007, the calculation is based on the income and outstanding units of Fortress Operating Group, which was owned by the Principals as described in Note 1, as if such units had been outstanding from the beginning of the period. For the second period, subsequent to the reorganization and commencement of operations of the Registrant, the calculation is based on the consolidated income of Fortress from January 17, 2007 through March 31, 2007 and the Class A shares outstanding for such period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The computations of net income per Fortress Operating Group unit are set forth below:

	January 1 through January 16, 2007
	Basic	Diluted
Weighted average units outstanding
Fortress Operating Group units outstanding	367,143,000	367,143,000
Total weighted average units outstanding	367,143,000	367,143,000
Net income per unit is calculated as follows:
Net income	$133,397	$133,397
Dilution in earnings of certain equity method investees	—	—
Net income available to Fortress Operating Group unitholders	$133,397	$133,397
Weighted average units outstanding	367,143,000	367,143,000
Net income per unit	$0.36	$0.36

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through March 31, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	82,245,422	82,245,422
Fully vested restricted Class A share units with dividend equivalent rights	10,656	10,656
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	82,256,078	82,256,078

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

	January 17 through March 31, 2007
	Basic	Diluted
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(71,254)	$(71,254)
Dividend equivalents declared on non-vested restricted Class A share units	(569)	(569)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Net income (loss) available to Class A shareholders	$(71,823)	$(71,823)
Weighted average shares outstanding	82,256,078	82,256,078
Basic and diluted net income (loss) per Class A share	$(0.87)	$(0.87)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. Under the if-converted method the Principals’ and others’ interests in income (loss) of Fortress Operating Group attributable to the units, net of assumed corporate income tax, is added to the net loss in the numerator of the computation and the Class A shares available from the assumed conversion of the Fortress Operating Group units, as if it had occurred at the beginning of the period, is added to the denominator. Accordingly, the effect of the units may be dilutive when Fortress’s effective income tax rate is less than the effective income tax rate that would be applicable to Fortress Operating Group if it were a corporate taxable entity. For this period, the effect of including the units would have been antidilutive. The weighted average number of Fortress Operating Group units outstanding for the period from January 17, 2007 through March 31, 2007 was 312,071,550 units.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

computation of both basic and diluted pro forma earnings per Class A share using the two-class method for participating securities, except during periods of net losses in accordance with EITF 03-6, ‘‘Participating Securities and the Two-Class Method under FASB Statement No. 128.’’ The weighted average restricted Class A shares and share units eligible to receive dividend or dividend equivalent payments outstanding for the period from January 17, 2007 through March 31, 2007 were 67,055 shares and 16,688,147 share units.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the period. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding for the period from January 17, 2007 through March 31, 2007 was 17,394,787 share units.

The Class B shares have no net income (loss) per share as they do not participate in Fortress’s earnings (losses) or distributions. The Class B shares have no dividend or liquidation rights. Each Class B share, along with one Fortress Operating Group unit, can be exchanged for one Class A share, subject to certain limitations. The Class B shares have voting rights on a pari passu basis with the Class A shares. The number of Class B shares outstanding did not change subsequent to the IPO.

During the period from January 1 through March 31, 2007, Fortress’s dividend paying shares and units were as follows:

	Weighted Average	Period End
Class A shares	67,624,013	94,500,350
Restricted Class A share units (A)	8,762	394,286
Restricted Class A shares	55,134	97,296
Restricted Class A share units	13,721,365	23,730,308
Fortress Operating Group units	321,862,030	312,071,550
Total	403,271,304	430,793,790

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

9.	COMMITMENTS AND CONTINGENCIES

Indemnifications — In the normal course of business, Fortress and its subsidiaries enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. In addition, subsidiaries of Fortress that act as general partners (or in similar capacities) of Fortress Funds enter into guarantees of certain obligations of such funds in the case of fraud by Fortress employees or under similar circumstances. Fortress’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Fortress that have not yet occurred. However, based on experience, Fortress expects the risk of material loss to be remote.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Debt Covenants — Fortress’s debt obligations contain various customary loan covenants. These covenants do not, in management’s opinion, materially restrict Fortress’s investment or financing strategy at this time. Fortress was in compliance with all of its loan covenants as of March 31, 2007.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2007, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (‘‘Ventas’’) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (‘‘FIG’’). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which FIG is a defendant on seven counts, including treble damages with respect to certain counts. Fortress has filed an action to have itself removed as a named defendant in this case. The Portfolio Company has filed a motion to dismiss the claims and continues to vigorously defend this action. Fortress believes that the resolution of this action will not have a material adverse effect on its financial condition, liquidity or results of operations.

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

Private Equity Fund and Other Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $81.2 million at March 31, 2007. These commitments can be drawn by the funds on demand. In addition, Fortress had committed $11.3 million as of March 31, 2007 to one pending investment.

Incentive Income Contingent Repayment — Incentive income received from certain Fortress Funds, primarily private equity funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds and Fortress has indemnified the Principals for any payments to be made under such guarantees. Furthermore, one of the private equity funds (NIH) is entitled to 50% of the incentive income from another private equity fund (Fund I). Fortress is contingently liable under a guarantee for any contingent repayment of incentive income from Fund I to NIH. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in New York, Dallas, San Diego, Los Angeles, San Francisco, Atlanta, Toronto, Geneva, Sydney, Hong Kong, Tokyo, Frankfurt, Munich and London.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Apr-2012
Current annual rent	$6,725	$5,847
Scheduled rent changes	Year 5 to $6,840; Year 9 to $5,725	Varies by lease
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 – 9 months	4 – 12 months
Leasehold improvement incentives	$2,304	$476
Renewal periods	None	5-year option on one lease, remainder have none

Minimum future rental expense under these leases is as follows:

April 1 to December 31, 2007	$10,255
2008	13,053
2009	12,491
2010	12,054
2011	9,094
2012	6,038
Thereafter	22,857
Total	$85,842

Rent expense recognized on a straight-line basis during the three months ended March 31, 2007 and 2006 was $3.6 million and $2.1 million, respectively, and was included in General, Administrative and Other Expense.

10.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following four primary segments: (i) private equity funds, (ii) liquid hedge funds, (iii) hybrid hedge funds, and (iv) Castles. These segments are differentiated based on their varying investment strategies.

The amounts not allocated to a segment consist primarily of interest income earned on short term investments, certain general and administrative expenses and all interest expense incurred with respect to corporate borrowings.

Management makes operating decisions and assesses performance with regard to each of Fortress’s primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis, even for periods prior to the deconsolidation (Note 1). Management also assesses Fortress’s segments on a Fortress Operating Group and pre-tax basis and therefore adds

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the Principals) and income tax expense.

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather, distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit holders (Note 8). Distributable earnings should not be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and is not necessarily indicative of cash available to fund cash needs (including distributions).

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

Expenses

(iv)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(v)	adding back equity-based compensation expense (including Castle options assigned to employees, RSUs (including the portion of related dividend equivalents recorded as compensation expense), restricted shares and the LTIP),

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (Note 7),

(vii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement (Note 5).

Management believes only the incentive income related to realized fund income should be considered available for distribution, subject to a possible reserve, determined on a fund by fund basis, as necessary, for potential future clawbacks deemed to have more than a remote likelihood of occurring. As such, distributable earnings generally includes incentive income to the extent it relates to paid or declared distributions from Fortress Funds’ investments that have been monetized through sale or financing.

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

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores significant unrealized gains and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Management utilizes distributable earnings as well as net income in its analysis of the overall performance of Fortress and notes that the two measures are each useful for different purposes.

Total segment assets after consolidation are equal to total GAAP assets adjusted for:

(i)	the difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and cost for nonpublic investments,

(ii)	employee portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals’ and others’ interests in equity of consolidated subsidiaries) but net for segment reporting purposes, and

(iii)	the difference between the GAAP carrying amount for options owned in certain of the Castles and their carrying amount for segment reporting purposes, which is intrinsic value.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income for Fortress as a whole. Fortress’s investments in, and earnings from, its equity method investees by segment are presented in Note 3.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment is as follows:

Three Months Ended March 31,	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Total
2007	$239	$580	$576	$214	$400	$2,009
2006	$164	$422	$506	$159	$315	$1,566

Note that distributable earnings for the periods presented includes earnings (losses) on deferred fee arrangements (Note 3), net of any employee share, as presented in the table below. A substantial majority of these deferred fees have been collected and the remainder will be collected later in 2007. The deferred fee arrangements were terminated in 2007 (Note 2) and therefore these earnings (losses) are not reflective of ongoing operations and will not contribute to distributable earnings subsequent to the termination date.

	Three Months Ended March 31,
	2007	2006
Liquid hedge funds	$1,939	$30,399
Hybrid hedge funds	—	2,645
Total	$1,939	$33,044

March 31, 2007 and the Three Months Then Ended	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated		Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$26,764	$30,941	$29,013	$10,905	—		$97,623
Incentive income	190,298	45,279	46,105	3,688	—		285,370
Segment revenues − total	$217,062	$76,220	$75,118	$14,593	$—		$382,993
Pre-tax distributable earnings	$147,767	$33,073	$43,709	$5,676	$(10,644)		$219,581
Total segment assets	$246,436	$106,937	$239,092	$225,016	$888,149	(A)	$1,705,630

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$382,993	$317,114	$(269,607)	$(14,170)	$416,330
Pre-tax distributable earnings / net income	$219,581	$(326,375)	$326,375	$(157,438)	$62,143
Total assets	$1,705,630	$—	$—	$73,752	$1,779,382

(A)	Unallocated assets include cash of $353 million and deferred tax assets of $478 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

March 31, 2007 and the Three Months Then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust incentive income	$(29,417)
Adjust income from the receipt of options	811
Other revenues*	14,436
Total adjustments	$(14,170)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(138,822)
Incentive income received from private equity funds, not subject to contingent repayment	(51,476)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	206,440
Incentive income received from hedge funds, subject to annual performance achievement	(45,559)
Reserve for clawback	—
		(29,417)
Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(9,893)
Earnings (losses) from equity method investees**	(11,150)
Unrealized gains/losses on options in equity method investees, treated as derivatives	5,150
		(15,893)
Adjust income from the receipt of options		811
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		569
Adjust employee equity-based compensation expense		(38,429)
Adjust Principals’ equity-based compensation expense		(138,274)
Adjust interests in consolidated subsidiaries related to Fortress Operating Group units		77,642
Adjust income taxes		(14,447)
Total adjustments		$(157,438)

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$(57,326)
Adjust equity investments from cost	55,007
Adjust investments gross of employee portion	61,931
Adjust option investments to intrinsic value	14,140
Total adjustments	$73,752

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended March 31, 2006
Segment revenues
Management fees	$12,504	$18,804	$16,677	$7,609	$—	$55,594
Incentive income	25,009	54,969	28,503	2,847	—	111,328
Segment revenues − total	$37,513	$73,773	$45,180	$10,456	$—	$166,922
Pre-tax distributable earnings	$25,911	$71,216	$21,204	$1,818	$(4,505)	$115,644

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$166,922	$263,616	$(32,717)	$(27,790)	$370,031
Pre-tax distributable earnings / net income	$115,644	$999,387	$(999,387)	$14,636	$130,280

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2006

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust incentive income	$(47,119)
Adjust income from the receipt of options	18,692
Other revenues*	637
Total adjustments	$(27,790)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(25,009)
Incentive income accrued from one private equity fund, not subject to contingent repayment	6,512
Incentive income accrued from hedge funds, subject to annual performance achievement	(28,622)
Reserve for clawback	—
		(47,119)
Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(1,857)
Earnings from equity method investees**	5,083
Unrealized gains/losses on options in equity method investees, treated as derivatives	46,476
		49,702
Adjust income from the receipt of options		18,692
Adjust compensation expense for assigned Castle options		65
Adjust employee portion of incentive income from one private equity fund, not subject to contingent payment		(1,594)
Adjust income taxes		(5,110)
Total adjustments		$14,636

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

11.	SUBSEQUENT EVENTS

In April 2007, in connection with a capital raise, Newcastle issued 456,000 options to purchase shares of its common stock at $27.75 per share to Fortress, which were valued at $1.2 million. The Principals in their personal capacities purchased approximately $60 million in the aggregate of the shares sold in this offering directly from the underwriter at the public offering price.

On May 10, 2007, Fortress entered into a new $1 billion credit agreement (the ‘‘2007 Credit Agreement’’) in order to refinance its existing credit agreement (Note 4), reduce the amount of interest and other fees payable under its credit facilities and increase the amount of funds available for investments. The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility), a $350 million term loan facility and a $450 million delayed term loan facility.  Borrowings and letters of credit issued under the 2007 Credit Agreement bear interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20% or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%, with such rates subject to reduction upon the receipt of specified debt ratings by S&P and Moody’s.  In addition, Fortress will be required to pay a commitment fee of 0.375% per annum on the unused portion of amounts available under its revolving credit facility and its delayed term loan facility (provided that the unused commitment fee for the delayed term loan facility will be 0.175% per annum for the first 135 days after closing).

In May 2007, Fortress formed a new private equity Fortress Fund known as Fortress Investment Fund V (‘‘Fund V’’) that is expected to have total capital commitments from third-party investors of $4.0 billion. Fortress expects to commit to contribute at least 1.5% of Fund V’s total equity from third party investors, or at least $60 million. Fortress has entered into management agreements with the Fund V entities and will manage Fund V under essentially the same terms as the other private equity Fortress Funds, including management fees and incentive income.

12.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma balance sheet information as of December 31, 2006 has been prepared as if this transaction had occurred on December 31, 2006. The unaudited pro forma income statement and statement of cash flows information for the three months March 31, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

The primary effects of the deconsolidation transaction on Fortress’s financial position, results of operations and liquidity are the following:

•	Fortress no longer records on its balance sheet and income statement the gross assets, liabilities, revenues, expenses and other income of the deconsolidated Fortress Funds, along with the related interests of the fund investors in the equity and net income of these funds.

•	Fortress reflects its investment in these funds on its balance sheet using the equity method of accounting, rather than eliminating the investment in consolidation.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

•	Fortress will include the management fees and incentive income earned from these funds on its income statement rather than eliminating the revenue in consolidation.

•	Fortress will record its equity in the income of these funds using the equity method of accounting. However, it will not record any equity in income arising from incentive income arrangements to the extent that the incentive income is subject to contingent repayment until the contingency is resolved. Therefore, Fortress no longer needs to record deferred incentive income with respect to these funds for incentive income that it is not yet distributed.

•	Fortress will also remove the cash flow activities of the deconsolidated funds from its statement of cash flows and replace them with its cash contributions to and distributions from the deconsolidated funds, which previously were eliminated in consolidation. This would not have any effect on Fortress’s overall net change in cash for the period; however, it would result in significant changes to Fortress’s operating, investing and financing cash flow categories.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the December 31, 2006 balance sheet information are as follows:

	As of December 31, 2006
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Assets
Cash and cash equivalents	$61,120	$—	$61,120
Cash held at consolidated subsidiaries and restricted cash	564,085	(564,085)	—
Due from affiliates	635,748	50,336	686,084
Receivables from brokers and counterparties	109,463	(109,463)	—
Investment company holdings, at fair value	21,944,596	(21,944,596)	—
Other investments			—
Loans and securities	317	—	317
Equity method investees	37,250	452,143	489,393
Options in affiliates	139,266	—	139,266
Other assets	190,728	(118,200)	72,528
	$23,682,573	$(22,233,865)	$1,448,708
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$15,112	$(14,660)	$452
Due to brokers and counterparties	187,495	(187,495)	—
Accrued compensation and benefits	159,931	—	159,931
Other liabilities	152,604	(95,413)	57,191
Deferred incentive income	1,648,782	(1,408,700)	240,082
Securities sold not yet purchased, at fair value	97,717	(97,717)	—
Derivative liabilities, at fair value	123,907	(122,288)	1,619
Investment company debt obligations payable	2,619,456	(2,619,456)	—
Other debt obligations payable	687,153	—	687,153
	5,692,157	(4,545,729)	1,146,428
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	17,868,895	(17,688,136)	180,759
Members’ Equity
Members’ equity	119,561	—	119,561
Accumulated other comprehensive income	1,960	—	1,960
	121,521	—	121,521
	$23,682,573	$(22,233,865)	$1,448,708

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the income statement information for the three months ended March 31, 2007 are as follows:

	Three Months Ended March 31, 2007
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees and expense reimbursements from affiliates	$43,287	$53,072	$96,359
Incentive income from affiliates	44,229	211,682	255,911
Other revenues	19,784	(3,232)	16,552
Interest and dividend income − investment company holdings	309,030	(309,030)	—
	416,330	(47,508)	368,822
Expenses
Interest expense
Investment company subsidiaries	132,620	(132,620)	—
Other	12,019	—	12,019
Compensation and benefits	355,791	(9,805)	345,986
General, administrative and other expense	39,305	(22,024)	17,281
Depreciation and amortization	2,009	—	2,009
	541,744	(164,449)	377,295
Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	1,789	—	1,789
Net realized gains from affiliate investments	136,041	—	136,041
Net unrealized gains (losses)	(280)	—	(280)
Net unrealized gains (losses) from affiliate investments	(130,828)	—	(130,828)
Earnings from equity method investees	195	3,231	3,426
	(640,560)	650,708	10,148
Income (loss) before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated
Subsidiaries and Income Taxes	(765,974)	767,649	1,675
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	535,530	(460,615)	74,915
Income before income taxes	76,590	—	76,590
Income tax expense	(14,447)	—	(14,447)
Net Income	$62,143	$—	$62,143

The pro forma deconsolidated net gains and losses disclosed above of $6.7 million include approximately $5.1 million of gains on Eurocastle options and $1.8 million of gains on deferred fee arrangements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information for the three months ended March 31, 2007 are as follows:

	As of March 31, 2007
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Cash Flows From Operating Activities
Net income	$62,143	$—	$62,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,009	—	2,009
Other amortization and accretion	797	(483)	314
Earnings from equity method investees	(195)	(3,231)	(3,426)
Distributions of earnings from equity method investees	753	3,231	3,984
(Gains) losses from investments	640,755	(647,477)	(6,722)
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(307,034)	307,034	—
Principals’ and others’ interests in income of consolidated subsidiaries	(535,530)	460,615	(74,915)
Deferred tax expense	3,116	—	3,116
Options received from affiliates	(811)	—	(811)
Assignments of options to employees	2,751	—	2,751
Equity-based compensation	173,479	—	173,479
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	462,899	87,199	550,098
Receivables from brokers and counterparties and other assets	(9,976)	32,131	22,155
Due to affiliates	(8,713)	8,594	(119)
Accrued compensation and benefits	(47,239)	(144)	(47,383)
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	113,887	(87,935)	25,952
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—
Net cash provided by (used in) operating activities	(1,320,234)	2,018,574	698,340
Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(9,378)	(148,812)	(158,190)
Distributions of capital from equity method investees	2,326	22,685	25,011
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(4,173)	125	(4,048)
Net cash used in investing activities	(10,776)	(126,002)	(136,778)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,574,070	(1,564,070)	10,000
Repayments of debt obligations	(1,657,872)	1,312,872	(345,000)
Payment of deferred financing costs	(706)	660	(46)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends paid	(2,474)	—	(2,474)
Fortress Investment Group capital distributions to Principals	(415,876)	—	(415,876)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries − contributions	3,205,481	(3,205,436)	45
Principals’ and others’ interests in equity of consolidated subsidiaries − distributions	(1,732,893)	1,563,402	(169,491)
Net cash provided by (used in) financing activities	1,622,399	(1,892,572)	(270,173)
Net Increase in Cash and Cash Equivalents	291,389	—	291,389
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120
Cash and Cash Equivalents, End of Period	$352,509	$—	$352,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated financial statements and the related notes (referred to as ‘‘consolidated financial statements’’ or ‘‘historical consolidated financial statements’’) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, ‘‘Risk Factors’’ and elsewhere in this Quarterly Report on Form 10-Q.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the income statement and the statement of cash flows for the three months ended March 31, 2007 are presented including these funds on a consolidated basis. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information.’’

General

Our Business

Fortress is a leading global alternative asset manager with approximately $36.0 billion in AUM as of March 31, 2007. We raise, invest and manage private equity funds, hedge funds and publicly traded alternative investment vehicles. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of March 31, 2007, we managed approximately $36.0 billion of alternative assets in three core businesses:

Private Equity Funds    —    a business that manages approximately $17.8 billion of AUM that primarily makes significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons;

Hedge Funds    —    a business that manages approximately $13.5 billion of AUM comprised of two business segments; (i) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation; and (ii) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and

Publicly Traded Alternative Investment Vehicles, which we refer to as ‘‘Castles’’ – approximately $4.7 billion of aggregate market capitalization in two publicly traded companies managed by us. The Castles currently invest primarily in real estate and real estate debt investments.

Managing Business Performance

We conduct our management and investment business through the following four primary segments: (i) private equity funds, (ii) liquid hedge funds, (iii) hybrid hedge funds, and (iv) Castles. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.

The amounts not allocated to a segment consist primarily of interest earned on short-term investments, certain general and administrative expenses and all interest incurred with respect to corporate borrowings.

Management makes operating decisions and assesses performance with regard to each of our primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis, even for periods prior to the deconsolidation. Management also assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals) and income tax expense.

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit equity holders. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP, as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. Distributable earnings reflects GAAP net income adjusted for the following items:

i.	adding a measure of incentive income which is subject to contingent repayment but for which collectibility is reasonably assured because management believes the likelihood of clawback is remote;

ii.	modifying the timing of recognition of compensation expense related to employee profit sharing in incentive income to match the timing of the recognition of the related revenue, which is not matched under GAAP;

iii.	recording income from equity method investees only to the extent it has been realized. While equity method income is a meaningful measure of the operating performance of equity method investees, it is not a measure of currently recognizable income for us as we are holding the interests in our funds for long-term investment purposes. Since any difference between our share of their GAAP income and the distributions we receive is unlikely to be realized until a liquidation transaction occurs, which is not planned in the foreseeable future, adjusting this income to delay recognition of our equity in undistributed earnings until it is realized is consistent with the principles of distributable earnings;

iv.	only recording income from options received once they are exercised and the underlying shares sold, since the timing and amount of economic gain which may be realized from options held in equity method investees is highly uncertain and the GAAP valuation of such options is not a reliable measure of sustainable earnings; and

v.	adding back our equity-based compensation because it does not require settlement by the future transfer or use of assets and therefore does not impact our analysis of earnings which will be available for potential distributions.

‘‘Distributable earnings’’ for our existing businesses is equal to net income adjusted as follows:

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

(iv)	adding or subtracting, as necessary, the employee profit sharing in (i) above to match the timing of the expense with the revenue,

(v)	adding back equity-based compensation expense (including Castle options assigned to employees, RSUs (including the portion of related dividend equivalents recorded as compensation expense), restricted shares and the LTIP),

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (see Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’ ),

(vii)	adding the income (or subtracting the loss) allocable to the Principals’ interests attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement (see Note 5 to Part I, Item 1, ‘‘Financial Statements — Income Taxes and Tax Related Payments’’).

Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles whose initial public offering was sponsored directly by us. Our funds’ investments (including those of hedge funds) in these public companies include $6.1 billion of unrealized gains based on their stock price as of March 30, 2007. Our share of those profits, which we call our private equity unrealized ‘‘surplus,’’ represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly less, a function of market conditions at those times.

Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share	USD Market Value(2)
		(in thousands)	(March 30, 2007)	(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$20.30	$447,615
GAGFAH (FSE: GFJ)	10/06	150,320	€20.19	4,052,875
Aircastle Limited (NYSE: AYR)	8/06	34,933	$35.38	1,235,924
Brookdale Senior Living (NYSE: BKD)	11/05	61,268	$44.66	2,736,247
Mapeley Limited (LSE: MAY)	6/05	15,631	£38.90	1,196,485
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€39.00	446,405
Crown Castle (NYSE: CCI)(3)	N/A	25,239	$32.13	810,919
Total				$10,926,470
Potential USD Proceeds				$10,926,470
Cost Basis (including debt) as of March 30, 2007				(4,856,326)
Total Potential Unrealized Gains				$6,070,144	(4)
Incentive Income Paying %				94.29%
Incentive Income Eligible Dollars				$5,723,393
Maximum Eligible Incentive Income %				20.00%
Total Potential Incentive Income				$1,145,809
Fortress Retained % of Incentive Income(5)				62.04%
Potential Incentive Income to Fortress Operating Group (unrealized surplus)				$710,149	(6)(7)

(1)	Includes shares owned in hedge funds.

(2)	Foreign exchange rates are as of March 30, 2007. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.

(3)	On January 12, 2007, Global Signal completed its announced merger with Crown Castle International Corp. (‘‘Crown Castle’’). On that day, Global Signal merged with and into a wholly owned subsidiary of Crown Castle, and Fortress Funds which owned shares of Global Signal received cash and stock of Crown Castle as consideration for the merger. These Fortress Funds subsequently resold a portion of the Crown Castle shares to Crown Castle for approximately $374.0 million.

(4)	Assumes all incentive income thresholds specified in applicable fund agreements are met.

(5)	Represents percentage of incentive income not payable to employees.

(6)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Part II, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds, or of our future results or of any returns expected on our Class A shares.’’

(7)	The amount of unrealized surplus was reduced by approximately $104.7 million in January 2007 as a result of the distribution of proceeds from a financing arrangement entered into by certain Fortress Funds which own shares of GAGFAH.

Market Considerations

Our revenues consist principally of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, which in turn depends on our ability to successfully invest our funds’ capital. The primary market factors that impact this are:

•	The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract is a driver of our AUM, as are our returns, which in turn drive the fees we earn.

•	The strength and liquidity of the U.S. and relevant global equity markets generally, and the IPO market specifically, which affect our ability to increase the value of our equity positions in our private equity portfolio companies.

•	The strength and liquidity of the U.S. and relevant global debt markets. Our hybrid hedge funds, private equity funds and Castles all make investments in debt instruments which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make acquisitions. Our funds utilize leverage in order to increase investment returns which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.

•	Volatility within the markets. Volatility within the debt and equity markets, as well as within the commodity market to a limited extent, increases opportunities for investments within each of our segments, and directly impacts the performance of our liquid hedge funds.

•	Other than in our liquid hedge funds, we benefit from stable interest rate and foreign currency exchange rate markets. The direction of the impact of changes in interest rates or foreign currency exchange rates on our liquid hedge funds is dependent on their expectations and the related direction of their investments at such time; therefore, historical trends in these markets are not necessarily indicative of future performance in these funds.

For the most part, we believe the trends in these factors have created a favorable investment environment for our funds.

•	In recent years, the U.S. economy and capital markets have been robust, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets.

•	Institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

•	Allocations of capital to the alternative investment sector are also dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. This, in turn, is also dependent on the interest rate and credit spread markets; as interest rates rise and/or spreads widen, returns available on other investments would tend to increase, which could slow capital flow to the alternative investment sector. We have experienced relatively steady and historically low interest rates and tight credit spreads during the periods presented, which has been favorable to our business.

Historically, trends discussed above have been generally favorable to our performance. No assurance can be given that future trends will not be disadvantageous to us.

In the first quarter of 2007, there was a limited disruption in the global capital markets due to numerous factors, including a lack of stability in the Asian capital markets. As a result, the Fortress Funds generated lower returns than they have historically, including unrealized losses in some consolidated funds. From a deconsolidated or segment perspective, this had a negative effect on our incentive income earned on the performance of our liquid hedge funds. Conversely, in the beginning of the second quarter the global capital markets appear to be demonstrating favorable trends.

For a more detailed description of how economic and global financial market conditions can materially affect our financial performance and condition, see Part II, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and results of operations.’’

Results of Operations

Following is a discussion of our consolidated results of operations for the three months ended March 31, 2007 and 2006. For a more detailed discussion of the factors that affected our revenues and distributable earnings from each of our segments, see ‘‘— Segment Analysis’’ below.

The following table presents our results of operations as derived from our accompanying consolidated and combined financial statements.

	Three Months Ended March 31,
	2007	2006
Revenues
Management fees from affiliates	$43,287	$44,976
Incentive income from affiliates	44,229	59,982
Other revenues	19,784	16,398
Interest and dividend income – investment company holdings	309,030	248,675
	416,330	370,031
Expenses
Interest expense	144,639	125,105
Compensation and benefits	355,791	83,445
General, administrative and other (including depreciation and amortization)	41,314	24,837
	541,744	233,387
Other Income (Loss)
Gains (losses) – investment company holdings	(647,477)	892,085
Gains (losses) – other investments	6,722	81,877
Earnings from equity method investees	195	1,896
	(640,560)	975,858
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(765,974)	1,112,502
Deferred incentive income	307,034	(151,706)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	535,530	(825,372)
Income Before Income Taxes	76,590	135,424
Income tax expense	(14,447)	(5,144)
Net Income	$62,143	$130,280

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	growth in our AUM;

•	level of performance of our funds;

•	growth of our fund management and investment platform and our compensation structure to sustain that growth; and

•	the income tax expenses as a result of our reorganization which occurred in 2007.

Assets Under Management

We measure total AUM by reference to the assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new funds with sizeable capital commitments, raising capital for our Castles, securing capital commitments to our hedge funds and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our AUM have increased significantly over the periods discussed.

Average Fee Paying AUM

Average fee paying AUM represent the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital for the private equity funds, which in connection with funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.

Management Fees, Interest Income and Dividend Income

Significant growth of our average fee paying AUM has had a positive effect on our revenues. Management fees are calculated based upon AUM of unconsolidated funds. As the AUM in our unconsolidated funds grew, so did the management fees we earned. Fees earned from our consolidated funds were eliminated in consolidation. Increases in AUM of our consolidated funds generated gross interest and dividend income. In either case, depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

Incentive Income, Deferred Incentive Income and Gains from Investments

Incentive income is calculated as a percentage of profits earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Such incentive income not subject to repayment generated from unconsolidated Fortress Funds is recorded as incentive income from affiliates. Earned incentive income generated from consolidated Fortress Funds increases our share of the net income from such consolidated funds. Incentive income allocated to us from the funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved.

The contingencies related to a portion of the incentive income we have received from two private equity Fortress Funds have been resolved in the fourth quarter of 2006 and the first quarter of 2007. As our private equity funds continue to mature, the amount of incentive income recognized could continue to increase, subject to the resolution of the contingencies.

The performance of the consolidated Fortress Funds has impacted our gains (losses) from investments, both realized and unrealized. Unrealized gains (losses) within our consolidated private equity funds have fluctuated primarily as a result of the change in fair value of the funds’ portfolio company investments. Unrealized gains (losses) within our consolidated liquid and hybrid hedge funds also have fluctuated as a result of the value of assets held within their portfolios.

Interest Expense

Our historical consolidated financial statements reflect payments of interest on our collateralized debt obligations issued by our hybrid hedge funds and also reflect allocations to us of interest payments made by the master funds of our liquid hedge funds. These allocations increased during the periods primarily due to the increased use by such master funds of repurchase transactions to finance positions in their trading business.

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to new corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 438 employees as of March 31, 2006 to 636 employees as of March 31, 2007. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’ as a means to provide an additional financial incentive to retain our existing and future employees.

Income Tax Expense

Prior to January 17, 2007, we generally had not been subject to U.S. federal income tax but certain of our subsidiaries had been subject to the New York City unincorporated business tax (‘‘UBT’’) on their U.S. earnings based on a statutory rate of 4%. One of our subsidiaries was subject to U.S. federal corporate income taxes. Certain of our subsidiaries are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura transaction and the initial public offering (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’), our operating entities were reorganized and a portion of our income is now subject to U.S. federal income taxes and taxed at the prevailing corporate tax rates.

Revenues

Total revenues increased by $46.3 million. This change was primarily due to higher interest and dividend income and partially offset by a decrease in incentive income.

	Year Ended March 31,
	2007	2006	Variance $
Management fees from affiliates	$43,287	$44,976	$(1,689)
Incentive income from affiliates	44,229	59,982	(15,753)
Other revenues	19,784	16,398	3,386
Interest and dividend income – investment company holdings	309,030	248,675	60,355
Total revenues	$416,330	$370,031	$46,299

Management fees from affiliates decreased by $1.7 million primarily due to the net effect of the following:

—	an $11.4 million increase in management fees from one of our unconsolidated liquid hedge funds. This increase was mainly the result of a $1.8 billion growth in this fund’s average fee paying AUM;
—	a $4.2 million increase in contractual management fees from Eurocastle as a result of multiple capital raises, which increased its total outstanding common equity subject to management fees from €811.4 million as of March 31, 2006 to €1,457.0 million as of March 31, 2007, and an increase in its average fee paying assets AUM by €826.4 million;

—	a $1.7 million increase in management fees from one of our unconsolidated hybrid hedge funds. This increase was mainly the result of a $213.5 million growth in the fund’s average fee paying AUM; and
—	an $18.7 million decrease in management fees related to options that were received from Eurocastle as compensation for services performed in raising capital in January 2006.

Incentive income from affiliates decreased by $15.8 million primarily as a result of:

—	a $7.9 million decrease in incentive income from Newcastle Investment Holdings LLC (‘‘NIH’’), which recognizes accrued incentive income on the fair value increases in its investment holdings. In the three months ended March 31, 2006, the fair value of NIH investments increased and an incentive fee was recognized. In the three months ended March 31, 2007, the fair value of NIH investments decreased and no incentive income was accrued; and
—	a $7.1 million decrease in incentive income from one of our unconsolidated liquid hedge funds. The main driver of the decrease in this unconsolidated liquid hedge fund’s incentive income was a decrease in its promotable performance return from 7.8% for the three months ended March 31, 2006 to 4.1% for the three months ended March 31, 2007, which generated a decrease in incentive income of $23.5 million on our existing base of average fee paying AUM. This decrease was partially offset by increased incentive income earned on higher average fee paying AUM, which grew by $1.8 billion, and a higher incentive fee paying percentage, which collectively generated $16.3 million of additional incentive income.

Other revenues increased by $3.4 million primarily due to the net effect of the following:

—	an increase of $12.2 million in other revenues recorded by Fortress Operating Group primarily as a result of $4.4 million of bank interest earned on cash balances, an increase of $3.1 million in expenses recoverable from the unconsolidated Fortress Funds and $2.0 million earned for assisting an externally managed hedge fund in liquidating its portfolio; and
—	a decrease of $8.1 million in other revenues recognized by Northcastle, which was substantially liquidated at the end of 2006.

Interest and dividend income relating to holdings of our consolidated investment companies increased by $60.4 million.

Interest income increased by $66.3 million primarily due to the net effect of the following:

—	a $35.9 million increase in interest income earned by our consolidated hybrid hedge funds, mainly due to increased loan volume and spread earned over LIBOR, which increased interest income by $27.0 million and $7.4 million, respectively;
—	a $25.6 million increase related to our CDO entities, which was primarily driven by the net effect of the following:

•	the creation of two CDO entities in February and April 2006, which generated an additional $26.3 million in interest income;

•	a decrease in interest income in two of these CDO entities of $1.3 million;

—	a $6.7 million increase in interest income earned by our consolidated liquid hedge funds, mainly due to our highly leveraged relative value fund. This liquid hedge fund recognized a $28.7 million increase in interest income as a result of a 62% increase in average trading activity. This increase was partially offset by a $22.0 million decrease in interest income earned by our other liquid hedge fund. This fund had a significant investment in the same highly leveraged relative value strategy in the first quarter of 2006, generating considerable interest income, but subsequently had decided to re-allocate this investment to another strategy; and

—	a $7.2 million decrease in interest income from Fund II mainly due to the repayment of debt positions related to its investment in a servicer of manufactured housing loans.

Dividend income decreased by $5.9 million primarily due to the net effect of:

—	decreases of $43.9 million and $17.5 million in dividends earned by Fund II and Fund I, respectively. In June 2006, these funds transferred their investments in certain portfolio companies to two intermediate holding companies in which the funds were the sole investors, whereby the holding companies received the dividends and retained them to service debt. As a result, in 2007 no dividend income from these investments was recorded by these two funds. These holding companies are accounted for at fair value by these funds;

—	a $21.7 million increase and a $4.1 million increase in dividends earned by Fund III and Fund III Co-investment Fund, respectively. These increases primarily resulted from $15.0 million in dividends received from their investment in an aircraft leasing company, which went public in August 2006, and $8.2 million from their investment in a local media publisher, which went public in October 2006;

—	recognizing $10.5 million and $2.3 million of dividends in FRID and GAGACQ Coinvestment Fund, respectively, from their investments in a residential housing company;

—	the collection by FRIC and Fund IV, both of which were created in the second half of 2006, of $3.9 million and $3.0 million, respectively, in dividends from their investment in a senior living facilities company;

—	a $3.5 million increase in dividends earned by our hybrid hedge fund and its special investments. This increase was mostly due to dividends collected from this fund’s special investment in an aircraft leasing company and from dividends paid on its direct investment in a publicly traded residential housing company of $1.9 million and $1.6 million, respectively;

—	a $3.0 million increase in dividend income generated in our Long Dated Value Fund I (‘‘LDVF I’’) from various non-affiliated investments; and

—	a $3.5 million increase in dividends recorded by seven different funds.

Expenses

In the analysis below, general, administrative and other expenses include depreciation and amortization.

Total expenses increased by $308.4 million. This change was mainly driven by an increase in compensation and benefits expenses.

	Year Ended March 31,
	2007	2006	Variance $
Interest expense
Investment company holdings	$132,620	$118,248	$14,372
Other	12,019	6,857	5,162
Compensation and benefits	355,791	83,445	272,346
General, administrative and other (including depreciation and amortization)	41,314	24,837	16,477
Total expenses	$541,744	$233,387	$308,357

Total interest expense increased by $19.5 million mainly due to the net effect of the following:

—	a $14.8 million increase in interest expense incurred by our consolidated CDO entities. This increase was principally due to the creation of two CDO entities in February and April 2006, which contributed to a combined increase of $13.6 million in interest expense;
—	a $7.7 million increase in interest expense incurred by our consolidated hybrid hedge funds, which grew as a result of increased borrowings on margin, from prime brokers and against their publicly traded investment in a residential housing company;

—	a $1.8 million increase in interest expense incurred by our consolidated liquid hedge funds. This increase was due to the combined net effect of:

•	a $28.6 million increase in interest expense in our liquid hedge fund with a highly leveraged relative value strategy, which generated higher trading volume and a $28.1 million increase;

•	a $26.8 million decrease in interest expense in our existing consolidated liquid hedge fund. This fund significantly increased its debt to invest in the same highly leveraged relative value strategy throughout 2005 and through the first quarter of 2006. The result was a considerable increase in the interest expense from this fund over this reporting period. Subsequently, the decision was made to alter this strategy and the debt position was paid down, resulting in the decrease in interest expense;

—	a $9.9 million decrease in interest expense incurred by Fund I. Fund I refinanced its debt in June 2006. Prior to June 2006, debt in connection with certain investment company holdings was held at the fund level and therefore during the first quarter of 2006, the fund recognized interest expense with a corresponding increase in dividend income received from the controlled affiliate. After June 2006, this debt was held at the unconsolidated controlled affiliate level and, therefore, the fund did not directly record any interest expense during the first quarter of 2007, but rather the interest expense was recognized by the fund through lower dividends paid by the controlled affiliate; and

—	a $7.7 million increase in other interest expense primarily due to the increase of our weighted average debt outstanding under Fortress Operating Group’s credit facility to $521.7 million for the three months ended March 31, 2007 from $205.8 million for the three months ended March 31, 2006, while the weighted average annual interest rate on this facility (excluding write-offs of deferred loan costs) declined to 7.50% for the three months ended March 31, 2007 from 8.23% for the three months ended March 31, 2006. In addition, in connection with the partial repayment of our 2006 Credit Agreement with proceeds from the initial public offering in February 2007, deferred loan costs of $2.0 million were written off to interest expense.

Our compensation expense increased by $272.3 million which is mainly the result of:

—	a $138.3 million increase due to the Principals Agreement as referenced within Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation.’’ The Principals Agreement provides that, in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that principal as of the completion of the IPO will be forfeited to the principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture is charged to compensation expense on a straight-line basis over the five year service period;

—	an increase of $69.6 million in the employee portion of management fees and incentive income paid as compensation expense, primarily related to a significant private equity realization event in the three months ended March 31, 2007 associated with multiple funds; and

—	an additional $35.2 million of equity-based compensation expense related to our equity-based compensation plan, which encompasses the restricted stock units and LTIP award described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation,’’ including $16.1 million of one-time expense as a result of certain restricted stock awards with no service conditions.

We will further recognize compensation expense on our non-vested equity-based awards of $944.4 million, with a weighted average recognition period of 5.75 years.

General, administrative and other expenses increased by $16.5 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce and professional fees related to the initial public offering and ongoing infrastructure demands of being a public company.

Other Income

Total other income decreased by $1.6 billion. This change was mainly driven by losses in investment company holdings.

	Year Ended March 31,
	2007	2006	Variance $
Gains (losses) – investment company holdings	$(647,477)	$892,085	$(1,539,562)
Gains (losses) – other investments	6,722	81,877	(75,155)
Earnings from equity method investees	195	1,896	(1,701)
Total other income	$(640,560)	$975,858	$(1,616,418)

Gains (losses) from our consolidated investment company holdings changed by $1.5 billion. This change was primarily due to the net effect of:

—	a decrease of $570.2 million in gains (losses) from Fund II’s controlled affiliates primarily as a result of the net effect of:

•	a decrease in unrealized gains (losses) from affiliates of $822.2 million which fluctuated from a gain of $295.3 million in 2006 to a loss of $526.9 million in 2007 mainly from the effects of changes in fair value of a senior living facilities company and a residential housing company of $359.7 million and $345.0 million, respectively;

•	a partial offset of $252.0 million in realized gain from affiliates mainly attributable to a realization of profits on investments in a residential housing company and a servicer of manufactured housing loans;

—	a decrease of $329.6 million in unrealized gains (losses) from Fund I’s controlled affiliates. This decrease in unrealized gains (losses) in affiliates from a gain of $289.1 million in 2006 to a loss of $40.5 million in 2007 was primarily attributable to fluctuations in the fair value of a cell tower company, a senior living facilities company and a real estate company of $112.8 million, $99.3 million and $93.5 million, respectively;

—	a decrease of $222.6 million and $132.5 million in gains (losses) from affiliates of FRID and GAGACQ, respectively. Unrealized gains (losses) from FRID and GAGACQ fluctuated from a gain of $5.1 million and $7.4 million in 2006, respectively, to a loss of $217.5 million and $283.8 million in 2007, respectively, as a result of some fair value fluctuations of a residential housing company. These decreases were partially offset by realized gains recorded by GAGACQ of $158.7 million related to a realization of profits on this investment;

—	a decrease of $191.0 million in gains (losses) from Fund III’s controlled affiliates mainly due to the net effect of:

•	a decrease in unrealized gains (losses) from affiliates of $457.8 million, which fluctuated from a gain of $179.7 million in 2006 to a loss of $278.1 million in 2007 from the combined effects of changes in fair value of a residential housing company and Eurocastle of $486.8 million and $135.7 million, respectively, offset partially by an increase in the fair value of an aircraft leasing company and a local media publisher of $127.0 million and $34.8 million, respectively; and

•	a realized gain from affiliates of $266.8 million mainly attributable to a realization of profits on the investment in a residential housing company.

Gains (losses) from other investments decreased by $75.2 million. This decrease was primarily attributable to a decrease in the unrealized gain on our Eurocastle stock options of $41.0 million, and a decrease in earnings from the receivable for previously earned fees from our unconsolidated hedge funds of $33.4 million as a result of the distribution of these fees and termination of these fee arrangements.

Earnings from equity method investees decreased by $1.7 million primarily as a result of a decrease in our share of net income from NIH of $1.1 million. In addition, earnings from Eurocastle decreased by $0.6 million due to the acquisition of higher credit quality, lower yielding assets.

Deferred Incentive Income

Deferred incentive income represents the deferral of our share of incentive income allocated from private equity funds, which is recognized as current income to the extent that previously deferred income is no longer subject to contingent repayment. The changes are the result of the net change in our proportionate share of the profits of our private equity funds, which are subject to contingent repayment, other than the $207.8 million offset to this amount in the first quarter of 2007 related to the recognition of previously deferred incentive income, which is no longer subject to contingent repayment.

Income Tax Expense

The primary cause of the $9.3 million growth in tax expense is due to the reorganization of Fortress Operating Group (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’). Prior to the reorganization, Fortress was generally not subject to U.S. federal income tax, with the exception of one subsidiary. Some subsidiaries were subject to New York City unincorporated business tax (‘‘UBT’’) at a statutory rate of 4%. Certain subsidiaries were subject to income tax in the foreign countries in which they conduct business.

After the reorganization, FIG Corp., a wholly owned corporate subsidiary of Fortress, is taxed as a corporation for U.S. federal income tax purposes at a statutory rate of 35% on its share of income for Fortress Operating Group. Additionally, FIG Corp. is subject to state and local corporate income tax.

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

As segment revenues are presented on an unconsolidated basis, changes in AUM indirectly impact our management fee and incentive income revenues. We therefore believe distributable earnings more clearly reflects the effects of such changes on our segment results of operations and thereby forms the primary basis upon which we assess our performance.

As a result of our reorganization on January 17, 2007 and our initial public offering on February 8, 2007, we have four additional reconciling items between our segment measure, distributable earnings, and GAAP net income. As described above under ‘‘— General,’’ these adjustments relate to equity-based compensation expense of our employees and principals, interests in consolidated subsidiaries held by the principals, and income tax and related expense.

Private Equity Funds

	Year Ended March 31,
	2007	2006	Variance $
Management fees	$26,764	$12,504	$14,260
Incentive income	190,298	25,009	165,289
Segment revenues – total	$217,062	$37,513	$179,549
Pre-tax distributable earnings	$147,767	$25,911	$121,856

Pre-tax distributable earnings increased by $121.9 million mainly due to the growth in incentive income of $165.3 million partially offset by a corresponding increase in the employees’ share of incentive income of $62.9 million reflected as compensation expense, for a net increase of $102.4 million. The net increase of $102.4 million of incentive income was primarily related to a gain realization event and related distribution of $38.8 million from Fund III, $36.4 million from Fund II, and $30.8 million from GAGFAH Coinvestment Fund as a result of the financing proceeds related to their investments in a residential housing company. Management fees increased by $14.3 million primarily because of a $13.2 million increase in fees collected from Fund IV, Fund IV Coinvestment, Holiday Sidecar Fund, and Intrawest Coinvestment Fund which were created in March, April, November, and December 2006, respectively. In addition, fees earned by FRID and Long Dated Value Fund increased by $3.9 million as their invested capital grew over the period. These increases in management fees were partially offset by a combined reduction in management fees of $3.1 million related to Fund II and Fund III, which was attributable to distributions and reaching the reset date for Fund III as a consequence of the creation of Fund IV (after which Fund III pays management fees based on invested capital rather than capital commitments). Investment income increased by $8.1 million due to a portion of the same distribution received from the investment in a residential housing company.

Liquid Hedge Funds

	Year Ended March 31,
	2007	2006	Variance $
Management fees	$30,941	$18,804	$12,137
Incentive income	45,279	54,969	(9,690)
Segment revenues – total	$76,220	$73,773	$2,447
Pre-tax distributable earnings	$33,073	$71,216	$(38,143)

Pre-tax distributable earnings decreased by $38.1 million mainly due to investment income, which decreased by $35.7 million. This decrease to investment income is mainly attributable to the distribution of previously earned fees, which had generated $30.4 million in income in the 2006 period and a $1.9 million of income in the 2007 period. Operating expenses increased by $12.2 million, driven by a 36.7% increase in headcount to 139 employees. In addition, incentive income decreased by $9.7 million partially offset by a corresponding decrease in the employees’ share of incentive income of $1.2 million reflected as compensation expense, resulting in a net decrease of $8.5 million. The decrease in incentive income was primarily due to a decline in performance of one of our funds to a 3.6% per annum return during the three months ended March 31, 2007 from a 7.1% per annum return during the three months ended March 31, 2006. The two largest components of this decrease were declines of 11.4% and 4.3% in the per annum returns of the relative value and foreign exchange trading strategies, respectively. This decline in performance generated a $26.0 million decrease to incentive income. This decline was partially offset by growth in average fee paying AUM, which grew by $1.9 billion, and an increase in the incentive fee paying percentage of the fund, which combined resulted in an increase in incentive income of $17.5 million. These decreases to pre-tax distributable earnings were partially offset by a $12.1 million increase in management fees, which also benefited from the increase in average fee paying AUM.

Hybrid Hedge Funds

	Year Ended March 31,
	2007	2006	Variance $
Management fees	$29,013	$16,677	$12,336
Incentive income	46,105	28,503	17,602
Segment revenues – total	$75,118	$45,180	$29,938
Pre-tax distributable earnings	$43,709	$21,204	$22,505

Pre-tax distributable earnings increased by $22.5 million mainly due to growth in management fees, which increased by $12.3 million. The increase in management fees was primarily the result of the growth of average fee paying AUM, which grew by $2.6 billion. In addition, incentive income grew by $17.6 million partially offset by a corresponding increase in the employees’ share of incentive income of $5.6 million reflected as compensation expense, resulting in a net increase of $12.0 million. The increase in incentive income was due to larger average fee paying AUM with an essentially flat year-to-year return. Furthermore, investment income grew by $8.3 million. The increase in investment income was mainly due to a $175.7 million investment in Fortress Partners Fund, which was made in July 2006 and generated $8.9 million in income. These were offset by an increase in operating expenses of $10.2 million primarily due to a 47.9% increase in headcount to 209 employees.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Year Ended March 31,
	2007	2006	Variance $
Management fees	$10,905	$7,609	$3,296
Incentive income	3,688	2,847	841
Segment revenues – total	$14,593	$10,456	$4,137
Pre-tax distributable earnings	$5,676	$1,818	$3,858

Pre-tax distributable earnings increased by $3.9 million mainly due to growth in management fees, which increased by $3.3 million. The driver for the increase in management fees was the growth of average fee paying AUM, which grew by $0.9 billion primarily driven by the capital raises of Eurocastle. With the incentive income from the Castles being based on a percentage of their FFO, in excess of certain performance hurdles, incentive income increased by $0.8 million as a result of higher FFO for Newcastle of $33.9 million during the three months ended March 31, 2007 from $28.7 million during the three months ended March 31, 2006.

Unallocated

	Year Ended March 31,
	2007	2006	Variance $
Management fees	$—	$—	$—
Incentive income	—	—	—
Segment revenues – total	$—	$—	$—
Pre-tax distributable earnings	$(10,644)	$(4,505)	$(6,139)

Pre-tax distributable earnings decreased by $6.1 million. This decrease was primarily driven by an increase in interest expense of $6.2 million. Our weighted average debt balance was $521.7 million for the three months ended March 31, 2007 in contrast to $205.8 million for the three months ended March 31, 2006, which led to the increase in interest expense. The higher weighted average debt balance was slightly offset with a decrease in weighted average annual interest rates to 7.50% for the three months ended March 31, 2007 from 8.23% for the three months ended March 31, 2006. In addition, in connection with the partial repayment of the 2006 Credit Agreement with proceeds from the initial public offering, deferred loan costs of $2.0 million were written off to interest expense. Increases in professional fees of $2.2 million also contributed to the decrease in distributable earnings. These decreases were partially offset by an increase in interest earned on cash balances of $4.4 million.

Sensitivity

Investments held by the Fortress Funds are sensitive to changes in our valuation assumptions and estimates as well as fluctuations in fair value. A 10% change in the fair value of the net investments held by all of our funds (other than a permanent impairment) would have the following effects on our segment revenues:

Segment Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	None
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is equal to 20% of fund returns, the dollar effect would be 2% (20% of 10%) of the dollar change in values.	Generally, a 10% immediate change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006, a 10% change in the fair value of net investments held in publicly traded entities would decrease management fees by 10% of the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Although a change in fair value could indirectly impact our conclusion regarding a potential reserve.

A 10% increase or decrease in the fair value of net investments held by all of our funds as of March 31, 2007 would have increased or decreased our segment incentive income by $229.6 million or ($91.4 million), respectively, and impacted investment income by $59.5 million.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax as a result of our reorganization (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’). In addition, we will require cash to meet our intended distribution policy. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds.

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

On February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. We contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility, as required by the credit agreement, and (b) to pay $85 million then outstanding under the revolving credit facility. Fortress Operating Group intends to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes. As of March 31, 2007, $206.2 million of initial public offering proceeds remain unused of which $67.7 million is intended for private equity capital commitments and $138.5 million is intended for general business purposes.

In addition, in connection with the Nomura transaction and the initial public offering (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’), we reorganized. We established a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within such funds. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities.

As of March 31, 2007, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends / Distributions

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2007 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund II	$1,992
Fund III	3,763
Fund III Co	10
FRID	2,632
Fund IV	59,226
Fund IV Co	62
FICO	12
FHIF	8,474
LDVF	665
LDVF II	3,997
LDVF III	401
Total	$81,234

In May 2007, we formed a new private equity Fortress Fund known as Fortress Investment Fund V (‘‘Fund V’’) that is expected to have total capital commitments from third-party investors of $4.0 billion.  We have committed to contribute at least 1.5% of Fund V’s total equity from third party investors.  We have entered into management agreements with the Fund V entities and will manage Fund V under essentially the same terms as the other private equity Fortress Funds, including management fees and incentive income.

Lease Obligations

Minimum future rental expense under our operating leases is as follows:

April 1 to December 31, 2007	$10,255
2008	13,053
2009	12,491
2010	12,054
2011	9,094
2012	6,038
Thereafter	22,857
Total	$85,842

Debt Obligations

As of March 31, 2007, our debt obligations consisted of our aircraft loan and our credit agreement, as described below.

In 2002, we borrowed $2.9 million collateralized by our interest in an aircraft (the ‘‘Aircraft Loan’’), of which $2.2 million was outstanding as of March 31, 2007. This loan bears interest at LIBOR plus 2.25% and matures in July 2007. We have hedged our exposure to the risk of changes in market interest rates with respect to this loan by entering into an interest rate swap, which fixes the effective interest rate on this loan at approximately 6.80% through maturity.

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

In June 2006, we entered into a new $750 million credit agreement (the ‘‘2006 Credit Agreement’’). Borrowings under the 2006 Credit Agreement bear interest at LIBOR plus 2.00%, with the agreement being subject to unused commitment fees of 0.375% per annum. The purpose of the 2006 Credit Agreement was to refinance the 2005 Credit Agreement described above, to make funds available for investments in the various existing and new Fortress Funds, and to make a one-time $250 million distribution of capital to our principals. In connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in June 2006.

As a result of the initial public offering, we became subject to a reduced unused commitment fee of 0.25% and a letter of credit fee of 1.50% and borrowings under the 2006 Credit Agreement accrued interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.50% and (ii) with respect to base rate loans, the base rate, as defined in the credit agreement, plus 0.50%. In connection with the initial public offering, $250 million of the term loan and $85 million of the revolving credit facility under the 2006 Credit Agreement were repaid. In connection with the partial pay-down of the existing credit facility, deferred loan costs of $2.0 million were written off to interest expense.

On May 10, 2007, we entered into a new $1 billion credit agreement (the ‘‘2007 Credit Agreement’’) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments.

The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility), a $350 million term loan facility and a $450 million delayed term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bear interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20% or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%, with such rates subject to reduction upon the receipt of specified debt ratings by S&P and Moody’s. In addition, we will be required to pay a commitment fee of 0.375% per annum on the unused portion of amounts available under our revolving credit facility and our delayed term loan facility (provided that the unused commitment fee for the delayed term loan facility will be 0.175% per annum for the first 135 days after closing).

The following table presents summarized information regarding our debt obligations:

				As of March 31, 2007
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost(1)	Weighted Average Maturity (Years)
Debt Obligation/Collateral	March 31, 2007	December 31, 2006
Credit Agreement(2)
Revolving debt	$—	$85,000	Jun 2011	0.00%	—
Term loan debt	350,000	600,000	Jun 2011	6.89%	3.43
Aircraft loan	2,153	2,153	Jul 2007	7.13%	0.25
Total	$352,153	687,153		6.89%	3.41
Consolidated Fortress Fund debt		2,619,456
Total		$3,306,609

(1)	Including the effect of the applicable hedge in the case of the aircraft loan.
(2)	Approximately $500 million was available under this credit agreement as of March 31, 2007. Consistent with the terms of the credit agreement, the weighted average maturity of the debt drawn on the credit agreement has been calculated on an accelerated scale since the initial public offering occurred before December 31, 2007.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit the assets under management subject to management fee to be less than $18 billion during fiscal year 2007, plus an additional $500 million during each subsequent fiscal year;

•	Permit the EBITDA, as defined in the Credit Agreement, generated during the previous twelve months to be less than (i) $375 million as of each of June 30, 2007, or September 30, 2007, (ii) $400 million as of the end of each of December 31, 2007, March 31, 2008, June 30, 2008, or September 30, 2008, or (iii) $500 million as of the end of each subsequent fiscal quarter;

•	Permit the aggregate value of investments held to be less than the sum of (i) $550 million plus (ii) the aggregate outstanding amount of any delayed draw term loans plus (iii) an additional $50 million as of March 31 of each subsequent fiscal year (together, the ‘‘Required Investment Assets’’);

•	Permit the aggregate value of Fortress Fund Investments (generally defined in the Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), Fortress Operating Group’s interest in the Fortress private equity funds, hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets; and

•	Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

In addition, under the 2007 Credit Agreement, we are permitted to make cash distributions (i) in order for our shareholders to pay their taxes and (ii) other cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) there has been a sufficient amount of free cash flow. Free cash flow as defined in our Credit Agreement is approximately $163 million, plus EBITDA earned since March 31, 2007, minus interest paid, capital expenditures made and distributions paid since March 31, 2007.

The events of default described under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds.

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which has been filed with the SEC as an exhibit to our current report on Form 8-K dated May 14, 2007.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds, which are all investment companies for the period ended March 31, 2007, but included Northcastle, which was not an investment company, for the period ended March 31, 2006.

The consolidated Fortress Funds, on a gross basis, are much larger than Fortress Operating Group and therefore substantially all of the gross cash flows reflected in our statement of cash flows relate to their activities. The primary cash flow activities of Fortress Operating Group are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds (these cash flows are eliminated in consolidation), (iii) meeting financing needs through the credit agreement, and (iv) distributing cash flow to equity holders. The primary cash flow activities of the consolidated Fortress

Funds are: (i) raising capital from their investors, which have historically been reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in our financial statements, (ii) using this capital to make investments, (iii) financing certain investments with debt, (iv) generating cash flow from operations through the realization of investments, and (iv) distributing cash flow to investors.

As described above in ‘‘ — Results of Operations’’ our AUM, which are primarily representative of the net assets within the Fortress Funds, have grown significantly throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which are reflected in our statement of cash flows for consolidated Fortress Funds, have increased substantially as a result of this growth. This growth is the primary cause of increases in the gross cash flows reflected in our statement of cash flows.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends in accordance with our dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to borrow funds to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

Operating Activities

Our net cash flow (used in) operating activities was ($1,320.2) million and ($2,116.0) million during the three months ended March 31, 2007 and 2006, respectively. These amounts primarily include net purchases of investments by consolidated Fortress Funds, which are investment companies, after proceeds from sales of investments, of ($1,707.1) million and ($1,296.5) million during those periods, respectively, which are reflected as operating activities pursuant to investment company accounting.

As of March 31, 2007, we had $27.4 million remaining in deferred management and incentive fee receivables due from our hedge funds. During the period, we collected $454.6 million from our hedge funds related to these receivables and distributed these amounts to our principals and other interests in consolidated subsidiaries. Following these transactions, all of the deferred fee arrangements were terminated.

The consolidation of the Fortress Funds and this voluntary deferral of fees caused our historical cash flows from operations to be negative. We do not expect this to be the case in the second quarter, subsequent to the discontinuation of the voluntary deferral of fees and the deconsolidation of the Fortress Funds.

Investing Activities

Our net cash flow (used in) investing activities was ($10.8) million and ($29.7) million during the three months ended March 31, 2007 and 2006, respectively. Our investing activities primarily included: (i) purchases, net of proceeds from sales of investments, of loan and security investments by one of our consolidated Fortress Funds, which is not an investment company, of $0.3 million and ($26.2) million during those periods, respectively, (ii) contributions to equity method investees, of ($9.4) million and ($0.2) million during those periods, respectively, (iii) distributions of capital from equity method investees of $2.3 million in the 2007 period, and (iv) purchases of fixed assets, of ($4.2) million and ($3.3) million during those periods, respectively.

Financing Activities

On December 18, 2006, the principals entered into a securities purchase agreement with Nomura, pursuant to which Nomura acquired a then 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which were paid to the principals. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 of our Class A shares for $888 million and we, in turn, purchased 55,071,450 Fortress Operating Group limited partnership units, which then represented 15% of Fortress Operating Group’s economic interests, and the sole general partner interest, from the principals for $888 million.

In addition, on February 8, 2007, we completed an initial public offering of 39,248,900 of our Class A shares, for net proceeds of approximately $652.7 million.

Our net cash flow provided by financing activities was $1,622.4 million and $2,136.0 million during the three months ended March 31, 2007 and 2006, respectively. Our financing activities included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds, historically reflected as other interests in consolidated subsidiaries, of $1,522.8 million and $2,079.3 million during those periods, respectively, (ii) distributions made to principals between January 1, 2007 and January 16, 2007 of $415.9 million as compared to $37.2 million distributed for the three months ended March 31, 2006, and (iii) our net borrowing and repayment activity.

Critical Accounting Policies

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

Fortress Operating Group’s combined financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis. Our investors’ interests in these funds, which are the majority ownership interests, have historically been reflected as other interests in consolidated subsidiaries in these financial statements. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, our allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on our net earnings from the Fortress Funds and the deconsolidation of the funds likewise has no net effect on Fortress’s earnings. The deconsolidation will have the effect of restoring the presentation of management fees and incentive income from the Fortress Funds that had been eliminated in consolidation.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ‘‘clawed back’’) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of Emerging Issues Task Force Topic D-96 ‘‘Accounting for Management Fees Based on a Formula.’’ Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

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

Our determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, the most significant of which is the level of realized gains generated by the underlying funds that may ultimately give rise to incentive income payments. Accordingly, profit sharing expense is generally recorded upon realization events within the underlying funds. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. Changes in the judgments and estimates made in arriving at the appropriate amount of profit sharing expense accrual could materially impact net income.

As of March 31, 2007, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $225.8 million of distributed incentive income from private equity funds. If the $1,119.2 million of undistributed incentive income from private equity funds was realized, Fortress would recognize and pay an additional $400.4 million of compensation expense.

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are accounted for under the equity method. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide – Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the assumptions which drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of March 31, 2007.

Private Equity Funds

Under the valuation policies and guidelines of our private equity funds, investments are categorized into two types of securities: those for which there is a market quotation and those for which there is no market quotation. Securities for which there is a market quotation are valued at their quoted market price. A discount may be applied to those securities with sale restrictions. Securities for which there is no market quotation are referred to as private securities and are valued at fair value. Our guidelines state that the fair values of private securities are generally based on the following methods:

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

Our private equity funds have used the price of private market transactions in identical securities as a valuation method for investments. In cases in which there has been a significant private transaction in a private security held by our private equity funds, the value of private equity fund investments in the private security are based upon the price of such recent private transaction in that security and no sensitivity analysis is used. Based on this guideline, the value of an investment is considered to be its purchase price for a period of one year after the date of acquisition, unless a more recent transaction has occurred.

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

Sensitivity

A 10% net change in the fair value of the investments held by all of our funds (other than a permanent impairment) would have the following effects for the three months ended March 31, 2007:

GAAP Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Hybrid & Liquid Hedge funds	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20% − 25% of fund returns, the dollar effect would be 2% − 2.5% of the dollar change in values.	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Except for one private equity fund whose incentive income is not subject to clawback, where the effect would be similar to that on a hedge fund.

A 10% increase or decrease in the fair value of investments held by Fortress Funds as of March 31, 2007 would have increased or decreased our results on an unconsolidated basis for the three quarters ended March 31, 2007 by $187.5 million or ($104.8 million), respectively. These changes are comprised of an increase or decrease of incentive income from hedge funds of $127.9 million or ($45.3 million), respectively, and of an increase or decrease of earnings from equity method investees from private equity funds of $27.9 million, liquid hedge funds of $3.2 million, and hybrid hedge funds of $28.4 million.

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2007.

Fair Value Based on	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Funds
Quoted market prices	62%	70%	24%	54%
Other observable market parameters (including valuations based on reports of independent valuation agents and internal models with significant observable market parameters)	5%	29%	73%	27%
Internal models with significant unobservable market parameters	33%	1%	3%	19%
Total	100%	100%	100%	100%

As of March 31, 2007, $4,785.7 million of investments in our private equity funds, $63.3 million of investments in our liquid hedge funds and $212.1 million of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued through internal models with significant unobservable market parameters would have had the following increase or decrease on our results on an unconsolidated basis for the three months ended March 31, 2007, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, on a prospective basis	N/A (A)	$0.1 million	$0.4 million
Incentive fees	N/A (B)	$1.3 million or ($0.5 million)	N/A (C)
Earnings from equity method investees	$9.3 million	$0.0 million	$0.9 million

(A)	Private equity fund management fees would be unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds.
(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not on a valuation.
(C)	Hybrid Hedge fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved in the fourth quarter.

The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. Our equity, net income, and overall financial condition (as well as results of operations following the deconsolidation of the consolidated Fortress Funds) are only moderately sensitive to changes in these assumptions and estimates.

Income Taxes

Historically, we operated as a limited liability company which was not subject to U.S. federal and had limited state income taxes. However, certain of our consolidated subsidiaries are subject to UBT on their trade and business activities conducted in New York City. The UBT rates vary significantly between the rate applicable to income from business activities and the rate applicable to income from investment activities. Allocation of income between business activities and investing activities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing our effective tax rate that might be different from actual allocations determined when tax returns are prepared by investee companies and subsidiaries.

As a result of the completion of the transactions resulting from the initial public offering, and the reorganization of our businesses, FIG Corp. is subject to U.S. federal and state income tax on income allocated to it from Fortress Operating Group. FIG Corp.’s carrying value of Fortress Operating Group is higher for income tax purposes than for financial reporting purposes. The net deferred tax asset that has been recognized for this difference is limited to the tax benefit expected to be realized in the foreseeable future. This benefit was estimated based on a number of factors, with an important factor being the amount of unrealized gains in all of the net assets of Fortress Operating Group existing for tax purposes at the date of the reorganization that are expected to be realized for tax purposes in the foreseeable future. If our estimate of the unrealized gains at the date of our initial public offering that actually will be realized in the future increases or decreases, deferred income tax expense or benefit will be recognized.

For the period January 17, 2007, the reorganization date, through March 31, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate was used to compute the tax provision on our income subject to U.S. federal income taxes. We incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the principals’ forfeiture agreement (See Note 7 to Part I, Item I, ‘‘Financial Statements — Equity-Based Compensation’’). However, this compensation expense is not deductible for income tax purposes and therefore our taxable loss is substantially less than the loss before income taxes for financial reporting purposes. Also, after the reorganization, a portion of our income is still not subject to U.S. federal corporate income tax but is allocated directly to our shareholders.

The actual effective tax rate for the entire quarter is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) sufficient income was earned by the predecessor prior to January 17, 2007 such that there was income for the quarter as compared to a loss incurred by us for the period from January 17, 2007 through March 31, 2007.

As a result of the foregoing, our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period.

Equity-Based Compensation

We currently have seven categories of equity-based compensation which are accounted for as described in the table below. A total of 115,000,000 Class A shares have been authorized for issuance under our equity-based compensation plan. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan.

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date (D) expensed over service period.
	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period.
	RSUs	No	Yes	Fair value at grant date (D) discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.
	RSUs	No	No	Fair value at grant date (D) discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.
Directors	Restricted Shares	Yes	Yes	Fair value at grant date (D) expensed over service period.
Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.

(A)	Generally, such awards vest 25% at each of January 1, 2010, 2011, 2012, and 2013 (for employees) and 33 1/3% after each of our annual meetings in 2008, 2009 and 2010 (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules.
(B)	Vested Class A shares will be delivered to employee grant recipients 25% of each of, or within no more than six months after, January 1, 2010, 2011, 2012, and 2013 (for employees). Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that have a maximum value that corresponds to 2.9 million Fortress Operating Group units, granted by one of the principals to one of our employees at the date of the initial public offering. The profits interests have a five-year cliff-vesting service condition.
(D)	For awards granted in connection with the initial public offering, the fair value is based on the initial public offering price. For awards granted subsequent to the IPO, the fair value is based on the closing price on the grant date of Fortress’ Class A shares.

The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date.

The following elements of the above described accounting are subject to significant judgment and estimation:

—	The estimated forfeiture factor.

—	The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term.

—	The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate.

—	The estimated fair value of the LTIP awards, which was estimated using a Monte Carlo simulation valuation model, with the following assumptions: volatility, term, and risk-free discount rate.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), ‘‘Share-Based Payment,’’ which requires all equity-based payments to employees to be recognized using a fair value based method. Our policy is to expense all equity-based compensation awards granted or modified under the fair value recognition provisions of SFAS 123. On January 1, 2006, we adopted SFAS No. 123 (R) using the modified prospective method. Under this method prior period amounts are not restated. The adoption of SFAS 123 (R) did not have a material impact on our historical financial statements.

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii)

concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on our financial statements.

In September 2006, the FASB cleared Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) for issuance. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 will apply to reporting periods beginning on or after December 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SFAS 159.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue. Our investment in the funds will continue to impact our net income in a similar way after the deconsolidation of the Fortress Funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ and ‘‘— Application of Critical Accounting Policies — Valuation of Investments.’’

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our future contractual obligations decreased from $1.10 billion on a pro forma deconsolidated basis as of December 31, 2006 to $1.05 billion as of March 31, 2007.

As a result of the deconsolidation, the contractual obligations of the Fortress Funds are no longer considered obligations of Fortress as of March 31, 2007. These contracts include investment company debt obligations that had a total payable balance of $3.9 billion at December 31, 2006.

Our debt obligations payable decreased from $836.1 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $448.5 million as of March 31, 2007, including estimates for interest payments. This decrease was attributable to our completion of an initial public offering on February 8, 2007, of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of $652.7 million of which $250.0 million and $85.0 million were paid on our outstanding term loan facility and revolving credit facility, respectively. In addition to the pay-down of the debt obligations payable, future interest payable on that obligation payable was reduced.

Our capital commitments, including our commitments to our funds, have decreased by $44.9 million from $137.4 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $92.5 million as of March 31, 2007. This is primarily attributable to a draw down of $66.8 million of the capital commitment to FHIF. However, this decrease is partially offset by the net effect of an $80.0 million increase in our capital commitment to Fund IV, of which $51.5 million was called in the three months ended March 31, 2007.

In February 2007, the corporate taxpayers (i.e., FIG Corp.) entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $390 million capital decrease and offsetting liability to the principals was recorded with respect to the tax receivable agreement. It is currently anticipated that no payments will be made with respect to the tax receivable agreement in 2007. Starting in 2008 and continuing several years thereafter, it is expected that payments of $20 to $25 million per annum will be made pursuant to the tax receivable agreement. This projection is based on several assumptions, including management’s expectation that benefits associated with the increase in the tax basis of assets will be realized over the next four years.

The adoption of FIN 48 did not have a material impact on our financial condition, liquidity or results of operations and therefore did not cause us to incur any material contractual obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue.

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Prior to the deconsolidation of the consolidated Fortress Funds, the net effect of these fair value changes impacted the gains (losses) from investments in our consolidated income statements while the majority of these fair value changes were absorbed by the other interest holders in consolidated subsidiaries. As of March 31, 2007 and on a prospective basis, fluctuations in the fair value of the Fortress Funds will continue to directly affect the value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2007:

Assets
Equity method investees	$620,434
Options in affiliates	136,915
$757,349
Liabilities
Derivative liabilities, at fair value	$2,125
Other debt obligations payable	352,153
$354,278

The Fortress Funds are sensitive to changes in market and exchange rate risk factors that impact management fees and incentive income earned by Fortress Operating Group, which are reflected in our historical consolidated financial statements as an allocation of income from consolidated Fortress Funds. Financial assets and liabilities of Fortress Operating Group that are impacted by changes in the value of securities, foreign exchange, and interest rates are debt obligations payable, options in affiliates and foreign currency forward contracts entered into to economically hedge the risk of fluctuations in foreign currency exchange rates with respect to its foreign investments.

Fortress Funds’ Market Risk Impact on Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical combined financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2007, approximately 62.1% of our management fees earned were based on the NAV of the applicable funds.

•	Management fees from our hedge funds are based on their NAV, which in turn is dependent on the estimated fair values of their investments. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after March 31, 2007, a 10% change in the fair values of all of the investments held by our hedge funds as of March 31, 2007 would impact future management fees in the next year from our hedge funds by $24.1 million.

•	For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities (to the extent they exceed invested capital), and a 10% change in these fair values would impact management fees in the next year by $0.1 million.

•	For Castles, management fees are not calculated based on NAV but instead a 1.5% fee is charged based on the funds’ paid-in equity.

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

Fortress Funds’ Market Risk Impact on Incentive Income

Our incentive income is generally based on a percentage of profits of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors, (ii) whether such performance criteria are annual or over the life of the fund, (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund’s incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary widely from fund to fund, as summarized below, and is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

•	Incentive income from our hedge funds, which is quantified in Part I, Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on March 31, 2007 would have created a loss to investors for the quarter. In future quarters, this loss would be a ‘‘high water mark’’ (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This ‘‘high water mark’’ is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on March 31, 2007, assuming that NAV is constant for the next nine months, would result in no incentive income recorded as revenue at year end (in the fourth quarter of each year).

•	Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at March 31, 2007 would increase or decrease future incentive income by $228.1 million or ($166.2 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

Market Risk

Our investments in the Fortress Funds accounted for under the equity method, to the extent they are investment companies, are directly affected by the impact of changes in market risk factors on the investments held by our Fortress Funds, which could vary significantly from fund to fund. We estimate that a 10% change in the value of our equity method investments in these Fortress Funds would increase or decrease earnings from equity method investees by $62.0 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.5 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

We are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Gains (losses) on options granted to us by one of the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on March 31, 2007 would affect gains and losses for the three months ended March 31, 2007 by $28.1 million and ($26.7 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2007, we estimate the gains and losses for the three months ended March 31, 2007 in relation to the value of the options would increase or decrease by $13.4 million.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. Fortress has filed a motion to have itself removed as a named defendant in this case. Brookdale has filed a motion to dismiss the claims and continues to vigorously defend this action. We believe that the resolution of this action will not have a material adverse effect on our financial condition or results of operations.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of March 31, 2007, had AUM of approximately $5.9 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of March 31, 2007, had AUM of approximately $6.9 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity fund business segment, which as of March 31, 2007, had AUM of approximately $17.8 billion.

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

Our assets under management have grown from approximately $1.2 billion as of December 31, 2001 to $36.0 billion as of March 31, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us previously.

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

The historical combined financial information included in this report is not necessarily indicative of our future financial results. Our historical combined financial information consolidates a large number of our significant funds, which will not be consolidated in future periods as a result of the consummation of the deconsolidation of such funds on March 31, 2007. In addition, the historical combined financial information included in this report does not reflect the added costs that we will incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007, for periods prior to that date. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, we are now subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

The results of future periods are likely to be materially different as a result of:

•	the impact of transactions occurring in connection with our initial public offering in relation to the size of the company during earlier periods;

•	fund performance in the future which differs from the historical performance reflected in our financial information for earlier periods; and

•	the pace of growth of our business in the future, including the formation of new funds, which differs from the historical growth reflected in our financial information for earlier periods.

Accordingly, our historical combined financial information is not intended to be, and should not be regarded as, indicative of our future performance.

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information as of December 31, 2006 and for the three months ended March 31, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on December 31, 2006 or January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information (Unaudited).’’

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner. As of March 31, 2007, we had $6.0 billion of assets under management in our offshore hedge funds.

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

In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a funds’ high-yield lending activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected.

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

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes that may be cast in the election of directors that are held by disinterested parties, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business in a number of ways, including as a result of redemptions by our investors from our hedge funds, an inability to raise additional funds and a reluctance of counterparties to do business with us.

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

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of itsperformance;

•	some of our competitors have greater capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our best and brightest investment professionals away from us.

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

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility, a $350 million term loan facility and a $450 million delayed term loan facility. As of May 11, 2007, we had a $350 million term loan outstanding and no amounts outstanding under our revolving credit facility or delayed term loan facility. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all.

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

Risks Related to Our Funds

Our results of operations are dependent on the performance of our funds. Poor fund performance will result in reduced revenues, reduced returns on our principal investments in the funds and reduced earnings. Poor performance of our funds will also make it difficult for us to retain or attract investors to our funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and

(3) investment income from our investments in the funds, which we refer to as our ‘‘principal investments.’’ In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may withdraw their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Furthermore, if, as a result of poor performance of later investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Our investors and potential investors continually assess our funds’ performance and our ability to raise capital.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

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

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	the NAV of the AUM to decrease, lowering management fees;

•	lower investment returns, reducing incentive income;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

•	investor redemptions, resulting in lower fees.

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

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet margin requests, margin calls or other funding requirements on that position or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our hedge funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund’s obligations. Our hedge funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in AUM, lead to investor requests to redeem remaining AUM, and damage our reputation, each of which would materially and adversely impact our earnings.

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

In some cases, the Fortress Funds realize value from an illiquid portfolio company when the portfolio company is able to sell equity in the public markets through an IPO. An IPO of a portfolio company increases the liquidity of the funds’ investment in the company and can create significant value when the dividend yield on the company’s shares after the IPO is lower than the return being generated by the company’s net assets, thereby increasing the value of its equity. Because of the significant uncertainties, both market-driven and regulatory in consummating an IPO, Fortress believes that the theoretical value added to a portfolio company investment by an IPO should not be recorded in the asset value of a fund until the IPO is completed. Therefore, Fortress values illiquid portfolio companies for which an IPO is being contemplated, or is in process, at fair value without regard to the theoretical value which may be created by the IPO, and such theoretical value may never be realized if the IPO is never consummated.

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

Furthermore, the principals have certain consent rights with respect to structural changes involving our company.

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

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income – generally 20% of the profits – from each of our private equity funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or ‘‘clawback’’) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. Moreover, we intend to distribute a portion of the incentive income that we receive as quarterly dividend payments to our Class A shareholders.  Once we distribute such funds, we have no ability to recall the funds from our Class A shareholders and would, thus, be required to satisfy any subsequent clawback obligation using other sources. While the principals have personally guaranteed, subject to certain limitations, this ‘‘clawback’’ obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guaranties in favor of our private equity funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

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

Our historical combined financial information for 2006 and earlier periods includes significant balances of cash and restricted cash held at consolidated funds as assets on our balance sheet. Although the cash and other assets of certain Fortress Funds have historically been included in our assets on a consolidated basis for financial reporting purposes, such cash is not available to us to pay dividends or for other liquidity needs but rather is property of the relevant fund. Following changes to our fund documents that became effective on March 31, 2007, these funds are no longer consolidated, and such cash amounts are no longer included in our balance sheet assets. We depend on distributions from the Fortress Operating Group for cash. Although the Fortress Operating Group may borrow under our credit facility, it depends primarily on the management fees and incentive income it receives from the Fortress Funds and its portion of the distributions made by the Fortress Funds, if any, for cash.

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

We are required to pay our principals for most of the tax benefits we realize as a result of the tax basis step-up we receive in connection with taxable exchanges by our principals of units held in the Fortress Operating Group entities or our acquisitions of units from our principals.

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

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

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

In addition, when the market price of a stock has been volatile in the past, holders of that stock have, at times, instituted securities class action litigation against the issuer of the stock. If any of our shareholders brought a lawsuit against us, we may be required to incur substantial costs defending any such suit, even those without merit. Such a lawsuit could also divert the time and attention of our management from our business and lower our Class A share price.

Our Class A share price may decline due to the large number of shares eligible for future sale and for exchange into Class A shares.

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of May 11, 2007, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 49,315,114 restricted Class A share units granted to employees (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,587,590 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 8, 2007, Fortress Investment Group LLC completed an initial public offering of 39,428,900 of its Class A shares, including those shares sold pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Fortress Investment Group LLC sold all of the shares offered, for which it received net proceeds of approximately $652.7 million, which is net of the underwriters’ discount of approximately $43.8 million and other expenses. The Class A shares sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-138514) that was declared effective by the SEC on February 8, 2007. Public trading on the common stock commenced on February 9, 2007. The managing underwriters for the initial public offering were Goldman, Sachs & Co. and Lehman Brothers Inc.

Upon consummation of the offering, Fortress Investment Group LLC contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility of our 2006 Credit Agreement, as required by that credit agreement, (b) to pay $85 million currently outstanding under the revolving credit facility of our 2006 Credit Agreement, and intended to use the remaining proceeds (a) to fund $169 million of commitments to existing private equity funds, and (b) to use $149 million for general business purposes. As of March 31, 2007, $206.2 million of IPO proceeds remained unused, of which $67.7 million is intended for private equity capital commitments and $138.5 million is intended for general business purposes.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	and (c) Financial statements and schedules:

See ‘‘Financial Statements’’

(b)	Exhibits filed with this Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Second Amended and Restated Limited Liability Agreement of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC
May 14, 2007
By: /s/ Wesley R. Edens Wesley R. Edens Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

May 14, 2007

By: /s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 14, 2007

By: /s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

May 14, 2007