Form 10-Q
period 2007-06-30
Fortress Investment Group LLC
filed 2007-08-14
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

(212) 798-6100
(Registrant’s telephone number, including area code)

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

Class A Shares: 94,597,646 outstanding as of August 10, 2007.

Class B Shares: 312,071,550 outstanding as of August 10, 2007.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet as of June 30, 2007 (unaudited) and Combined Balance Sheet as of December 31, 2006	1
	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:
	Income Statements (unaudited) for the three and six months ended June 30, 2007 and 2006	2
	Statement of Members’ and Shareholders’ Equity (unaudited) for the six months ended June 30, 2007	3
	Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006	4
	Notes to Consolidated and Combined Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4.	Controls and Procedures	81
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	109
Item 3.	Defaults upon Senior Securities	109
Item 4.	Submission of Matters to a Vote of Security Holders	109
Item 5.	Other Information	109
Item 6.	Exhibits	110
SIGNATURES		111

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

‘‘principals’’ refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction own a majority of the Fortress Operating Group units and all of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings by Fortress and dispositions by the principals.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$321,445	$61,120
Cash held at consolidated subsidiaries and restricted cash	—	564,085
Due from affiliates	180,429	635,748
Receivables from brokers and counterparties	—	109,463
Investment company holdings, at fair value
Loans and securities	—	6,874,748
Investments in affiliates	—	14,985,578
Derivatives	—	84,270
Other investments
Loans and securities	—	317
Equity method investees	642,518	37,250
Options in affiliates	106,324	139,266
Deferred tax asset	475,091	2,808
Other assets	61,914	187,920
	$1,787,721	$23,682,573
Liabilities and Shareholders’ Equity
Liabilities
Due to affiliates	$415,976	$15,112
Due to brokers and counterparties	—	187,495
Accrued compensation and benefits	213,767	159,931
Dividends payable	21,284	—
Other liabilities	37,333	152,604
Deferred incentive income	221,657	1,648,782
Securities sold not yet purchased, at fair value	—	97,717
Derivative liabilities, at fair value	2,652	123,907
Investment company debt obligations payable	—	2,619,456
Other debt obligations payable	350,000	687,153
	1,262,669	5,692,157
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	358,392	17,868,895
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,597,646 shares issued and outstanding	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	293,185	—
Retained earnings (accumulated deficit)	(126,385)	—
Fortress Operating Group members’ equity	—	119,561
Accumulated other comprehensive income (loss)	(140)	1,960
	166,660	121,521
	$1,787,721	$23,682,573

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
CONSOLIDATED AND COMBINED INCOME STATEMENTS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Management fees from affiliates	$118,678	$29,568	$161,965	$74,544
Incentive income from affiliates	132,961	15,789	177,189	75,771
Other revenues	16,480	19,101	36,265	35,499
Interest and dividend income – investment company holdings
Interest income	—	208,804	243,713	376,813
Interest income from controlled affiliate investments	—	14,189	4,707	28,346
Dividend income	—	1,056	7,436	4,312
Dividend income from controlled affiliate investments	—	39,762	53,174	103,015
	268,119	328,269	684,449	698,300
Expenses
Interest expense
Investment company holdings	—	127,442	132,620	245,690
Other	6,711	12,338	18,731	19,195
Compensation and benefits	187,783	100,000	405,300	183,445
Principals agreement compensation – Note 7	242,659	—	380,933	—
General, administrative and other	23,603	27,014	62,908	50,285
Depreciation and amortization	2,184	1,620	4,193	3,186
	462,940	268,414	1,004,685	501,801
Other Income
Gains (losses) from investments
Investment company holdings
Net realized gains	—	22,211	86,264	72,848
Net realized gains from controlled affiliate investments	—	501,703	715,024	522,460
Net unrealized gains (losses)	—	(173,461)	(19,928)	(223,163)
Net unrealized gains (losses) from controlled affiliate investments	—	174,787	(1,428,837)	1,045,180
Other investments
Net realized gains (losses)	(1,735)	(1,154)	54	(114)
Net realized gains from affiliate investments	9,452	—	145,493	—
Net unrealized gains (losses)	(396)	(2,392)	(677)	(2,941)
Net unrealized gains (losses) from affiliate investments	(36,338)	(23,357)	(167,166)	58,029
Earnings from equity method investees	7,231	524	7,427	2,420
	(21,786)	498,861	(662,346)	1,474,719
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(216,607)	558,716	(982,582)	1,671,218
Deferred incentive income	—	(109,701)	307,034	(261,407)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	166,485	(489,164)	702,016	(1,314,536)
Income (Loss) Before Income Taxes	(50,122)	(40,149)	26,468	95,275
Income tax expense	(5,009)	(2,126)	(19,456)	(7,270)
Net Income (Loss)	$(55,131)	$(42,275)	$7,012	$88,005
Dividends declared per Class A share	$0.2250		$0.3924
Earnings Per Unit – Fortress Operating Group			January 1 through January 16
Net income per Fortress Operating Group unit		$(0.12)	$0.36	$0.24
Weighted average number of Fortress Operating Group units outstanding		367,143,000	367,143,000	367,143,000
Earnings Per Class A share – Fortress Investment Group			January 17 through June 30
Net income (loss) per Class A share, basic	$(0.59)		$(1.43)
Net income (loss) per Class A share, diluted	$(0.66)		$(1.43)
Weighted average number of Class A shares outstanding, basic	94,894,636		89,226,434
Weighted average number of Class A shares outstanding, diluted	406,966,186		89,226,434

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
CONSOLIDATED AND COMBINED STATEMENT OF MEMBERS’
    AND SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ / Members’ Equity
Fortress Operating Group Members’ equity – December 31, 2006	—	—	$—	$—	$119,561	$1,960	$121,521
Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000
Dilution impact of Nomura transaction	—	—	(912,437)	—	162,918	—	(749,519)
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)
Deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	89,026	—	—	—	89,026
Director restricted share grant	97,296	—	54	—	—	—	54
Dividends declared subsequent to initial public offering	—	—	(32,874)	—	—	—	(32,874)
Capital increase related to equity-based compensation	—	—	103,507	—	—	—	103,507
Dividend equivalents accrued in connection with equity-based compensation	—	—	(1,638)	—	—	—	(1,638)
Comprehensive income
Net income (loss)	—	—	—	(126,385)	133,397	—	7,012
Foreign currency translation	—	—	—		—	97	97
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(8)	(8)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(2,652)	(2,652)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	—	463	463
Total comprehensive income	—	—	—	—	—	—	4,912
Shareholders’ equity – June 30, 2007	94,597,646	312,071,550	$293,185	$(126,385)	$—	$(140)	$166,660

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$7,012	$88,005
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,193	3,186
Other amortization and accretion	1,275	2,775
Earnings from equity method investees	(7,427)	(2,420)
Distributions of earnings from equity method investees	4,211	5,873
(Gains) losses from investments	669,773	(1,472,299)
Deferred incentive income	(311,174)	261,407
Principals’ and others’ interests in income of consolidated subsidiaries	(702,016)	1,314,536
Deferred tax expense	2,484	4,420
Options received from affiliates	(2,006)	(18,693)
Assignments of options to employees	1,717	—
Equity-based compensation	445,233	—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	(517,641)
Due from affiliates	421,310	(123,023)
Receivables from brokers and counterparties and other assets	(9,106)	(102,902)
Due to affiliates	(8,380)	(48,074)
Accrued compensation and benefits	72,733	20,786
Due to brokers and counterparties and other liabilities	65,592	135,652
Investment company holdings
Purchases of investments	(5,105,865)	(5,739,707)
Proceeds from sale of investments	3,398,739	4,304,223
Net cash used in operating activities	(1,217,901)	(1,883,896)
Cash Flows From Investing Activities
Purchase of other loan and security investments	—	(232,194)
Proceeds from sale of other loan and security investments	317	163,210
Contributions to equity method investees	(94,751)	(373)
Proceeds from sale of equity method investments	29,071	—
Distributions of capital from equity method investees	39,906	269
Cash received on settlement of derivatives	132	—
Purchase of fixed assets	(7,136)	(5,193)
Net cash used in investing activities	(32,461)	(74,281)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,924,070	3,320,221
Repayments of debt obligations	(2,010,025)	(2,368,554)
Payment of deferred financing costs	(6,656)	(12,300)
Issuance of Class A shares to Nomura	888,000	—
Issuance of Class A shares in initial public offering	729,435	—
Costs related to initial public offering	(76,766)	—
Dividends paid	(16,542)	—
Fortress Operating Group capital distributions to Principals	(415,876)	(307,332)
Purchase of Fortress Operating Group units from Principals	(888,000)	—
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,215,372	2,499,422
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,832,325)	(1,127,791)
Net cash provided by financing activities	1,510,687	2,003,666
Net Increase in Cash and Cash Equivalents	260,325	45,489
Cash and Cash Equivalents, Beginning of Period	61,120	36,229
Cash and Cash Equivalents, End of Period	$321,445	$81,718
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million and $162.5 million, respectively)	$63,944	$67,351
Cash paid during the period for income taxes	$28,407	$1,093
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment of amounts payable to employees into Fortress Funds	$15,072	$21,102
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$47,272	$—
See Note 1 regarding the non-cash deconsolidation transaction

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the ‘‘Registrant,’’ or, together with its subsidiaries, ‘‘Fortress’’) is a global alternative asset management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies (the ‘‘Fortress Funds’’). Fortress generally makes principal investments in these funds.

Fortress has three principal sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into four primary business segments in which Fortress operates:

1)	Private equity funds, which invest in debt and equity securities of public or privately held entities.

2)	Liquid hedge funds, which invest in the global fixed income, commodities, currency and equity markets, and their related derivatives.

3)	Hybrid hedge funds, which invest in undervalued, distressed and other less liquid investments, as well as investment funds managed by external managers.

4)	Publicly traded alternative investment vehicles that Fortress refers to as the ‘‘Castles,’’ which are companies that invest in operating real estate and real estate related loans and securities (debt and equity).

The accompanying consolidated financial statements include the following:

–	subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

–	prior to such reorganization and the inception of operations of Fortress Investment Group LLC, the accounts of eight affiliated entities under common control and management (‘‘Fortress Operating Group’’ or the ‘‘predecessor’’) and their respective consolidated subsidiaries. Each of the eight entities was owned either directly or indirectly by its members, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone, and Michael Novogratz (the ‘‘Principals’’).

Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the ‘‘Transactions’’) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant completed the Nomura Transaction and commenced its operations on January 17, 2007 and completed its initial public offering on February 8, 2007. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and held, through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units and all of the general partner interests. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant continue to be conducted by Fortress Operating Group. The ownership percentages are subject to change based on, among other things, equity offerings by Fortress and dispositions by the Principals. As of June 30, 2007, the Fortress Operating Group units were owned as follows: Registrant 23.3%, Principals 76.7%.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
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

Initial Public Offering (‘‘IPO’’)

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

$652.7 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 Fortress Operating Group units. Fortress Operating Group applied those proceeds as follows: (a) to pay $250 million outstanding under its term loan facility, as required by the credit agreement (Note 4), and (b) to pay $85 million then outstanding under its revolving credit facility (Note 4), and intended to use the remaining proceeds (a) to fund $169 million of commitments to existing and future private equity funds, and (b) to use $149 million for general business purposes. As of June 30, 2007, $177.9 million of IPO proceeds remain unused, of which $67.7 million is intended for private equity capital commitments and $110.2 million is intended for general business purposes.

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

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the income statement and the statement of cash flows for the six months ended June 30, 2007 are presented with these funds on a consolidated basis for three of the six months. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

should be read in conjunction with Fortress’s combined financial statements for the year ended December 31, 2006 and notes thereto included in Fortress’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s combined financial statements for the year ended December 31, 2006.

In connection with the reevaluation of certain transactions previously reported in 2006, Fortress has concluded that the classification of certain interest expense should be presented net of interest income, resulting in a $179 million reduction of both interest income and expense for the six months ended June 30, 2006. This reclassification had no net effect on Fortress’s financial position, results of operations or liquidity, nor did it impact distributable earnings or segment (unconsolidated) revenues or expenses. Accordingly, Fortress has concluded that this reclassification is not material to its financial position taken as a whole.

2.    MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Management Fees, Incentive Income and Related Profit Sharing Expense

On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007, Fortress recognized management fees and incentive income as follows:

Six Months Ended June 30, 2007
Private Equity Funds
Management fees	$62,294
Incentive income	211,942
Liquid Hedge Funds
Management fees	68,062
Incentive income	158,199
Hybrid Hedge Funds
Management fees	59,680
Incentive income	825
Castles
Management fees	22,995
Management fees – options	2,006
Incentive income	17,905
Total
Management fees	$215,037
Incentive income	$388,871

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and has not been recognized for these funds during the six months ended June 30, 2007 and 2006. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $83.4 million and $53.2 million of additional

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

incentive income from affiliates would have been recognized during the six months ended June 30, 2007 and 2006, respectively. These amounts are included as ‘‘undistributed’’ deferred incentive income in the table below.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following:

	June 30, 2007	December 31, 2006
Distributed – gross	$391,595	$252,774
Less: Recognized (A)	(169,938)	(9,473)
Distributed − unrecognized	$221,657	243,301
Undistributed (B)	1,030,065	1,405,481
Total	$1,251,722	$1,648,782

(A)	All related contingencies have been resolved.
(B)	On a consolidated basis, undistributed incentive income from the Fortress Funds is recognized on the balance sheet as deferred incentive income; on a deconsolidated basis subsequent to March 31, 2007, undistributed incentive income is no longer recorded and has been removed from the balance sheet.

As of June 30, 2007, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $391.6 million of distributed incentive income. If the $1,030.1 million of undistributed incentive income were realized, Fortress would recognize an additional $317.2 million of compensation expense.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2006	$243,301	$1,405,481	$1,648,782
Share of income (loss) of Fortress Funds	190,298	(375,416)	(185,118)
Recognition of previously deferred incentive income	(211,942)	—	(211,942)
Deferred incentive income as of June 30, 2007	$221,657	$1,030,065	$1,251,722

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Private equity funds	$20,692	$24,992	$92,445	$34,406
Liquid hedge funds	58,499	15,849	87,446	43,054
Hybrid hedge funds	18,728	12,034	38,246	25,936
Castles	4,518	2,900	6,874	5,361
Total	$102,437	$55,775	$225,011	$108,757

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following at June 30, 2007:

Employee interests in majority owned and controlled fund advisor and general partner entities	$59,648
Principals’ Fortress Operating Group units	294,512
Other	4,232
Total	$358,392

This income statement caption was comprised of shares of consolidated net income related to the following, on a pre-tax basis:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	Actual	Actual	Pro Forma (A)
Employee interests in majority owned and controlled fund advisor and general partner entities	$3,158	$6,000	$6,000
Third party investors in Fortress Funds	—	(460,615)	—
Principals’ Fortress Operating Group units	(169,759)	(247,401)	(247,401)
Other	116	—	—
Total	$(166,485)	$(702,016)	$(241,401)

(A)	On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007.

Private Equity Funds

In January 2007, Fortress increased its capital commitment to one of its private equity funds by $80 million.

In February 2007, Fortress had its first closing of a new private equity Fortress Fund, Long Dated Value Fund III (‘‘LDVF III’’). A second closing was held in March 2007. A third and final closing was held in June 2007 resulting in total commitments of $345.1 million. Fortress, its affiliates and employees represent $22.3 million of the total commitments. Fortress will manage LDVF III under similar terms to the other private equity Fortress Funds.

In March 2007, $11.6 million of Fortress’s remaining capital commitment to one of its private equity funds was extinguished.

In May 2007, Fortress formed a new private equity Fortress Fund known as Fortress Investment Fund V (‘‘Fund V’’) with total capital commitments from third-party investors of $4.0 billion.  Fortress has committed to contribute to Fund V an amount equal to 1.5% of Fund V’s total equity contributed by third party investors, or $60 million.  In June 2007, Fortress formed two additional private equity funds for the purpose of co-investing alongside Fund V in either single or multiple transactions. In total, $2.0 billion was committed by investors to these two additional funds, of which $0.4 billion was committed by Fortress and its employees. Fortress has entered into management agreements with the

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Fund V entities and will manage Fund V and the related funds under essentially the same terms as the other private equity Fortress Funds, including management fees and incentive income.

In June 2007, Fortress formed a new private equity Fortress Fund known as Real Assets Fund with total capital commitments of $300.4 million. Fortress, its affiliates and employees represent $95.0 million of the total commitments. Fortress will manage Real Assets Fund under similar terms to the other private equity Fortress Funds.

Liquid Hedge Funds and Hybrid Hedge Funds

Approximately $383.8 million of distributions were made to the Principals during the period from January 1, 2007 through the date of the IPO from the net proceeds from collection of deferred fee receivables, earned in prior periods, related to the liquid and hybrid hedge funds. Following this distribution, all of the deferred fee arrangements were terminated. Subsequently, $27.4 million of net proceeds from all of the remaining deferred fee receivables were collected.

In February 2007, one of the then consolidated hybrid hedge funds raised $1.2 billion of capital commitments from existing and new limited partners, of which 18% was called in the first quarter of 2007 and 20% was called in the second quarter of 2007. During the capital commitment period, which expires on the earlier of when it is fully drawn or December 31, 2008, no other new third party investors will be permitted in this fund.

In February 2007, one of the consolidated hybrid hedge funds originated a $1.2 billion loan in connection with a transaction between two third parties. As part of the syndication of this loan, Fortress formed four managed account relationships totaling $425 million, whereby Fortress manages investments on behalf of third parties in exchange for fees, syndicated $300 million to a third party participant and retained the remainder in certain Fortress Funds. Fortress will earn incentive income from the managed account relationships based upon the performance of the underlying investment.

In June 2007, one of the liquid hedge funds, which had begun an orderly liquidation process after the completion of Fortress’s initial public offering, liquidated its positions and all investors fully redeemed out of the fund, including $14.5 million redeemed to third party investors.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Equity Held by Fortress				Fortress’s Equity in Net Income (Loss)
	June 30, 2007	December 31, 2006			Six Months Ended June 30,				Three Months Ended June 30,
					2007	2006			2007	2006
Private equity funds, excluding NIH (A)	$270,768	$	(A	)	$(8,024)	$	(A	)	$(8,024)	$	(A	)
NIH	6,834		8,213		(1,024)		794		(843)		(151)
Total private equity funds	277,602		8,213		(9,048)		794		(8,867)		(151)
Liquid hedge funds (A)	49,156		(A	)	3,993		(A	)	3,993		(A	)
Hybrid hedge funds (A)	291,827		(A	)	11,335		(A	)	11,335		(A	)
Newcastle	11,389		13,756		1,189		1,336		460		668
Eurocastle	11,062		11,844		(89)		204		309		(38)
Other	1,482		3,437		47		86		1		45
	$642,518		$37,250		$7,427		$2,420		$7,231		$524

(A)	These entities were consolidated prior to March 31, 2007.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2007
	Private Equity Funds		Liquid Hedge Funds	Hybrid Hedge Funds	Castles
	NIH	Other			Newcastle	Eurocastle	Other	Total
Investment, beginning	$8,213	$—	$—	$—	$13,756	$11,844	$3,437	$37,250
Earnings from equity method investees	(1,024)	(8,024)	3,993	11,335	1,189	(89)	47	7,427
Other comprehensive income from equity method investees	(355)	—	—	—	(2,110)	(187)	—	(2,652)
Contributions to equity method investees	—	8,250	37,318	20,293	—	—	28,890	94,751
Distributions of earnings from equity method investees	—	—	(1,849)	(869)	(1,446)	—	(47)	(4,211)
Distributions of capital from equity method investees	—	—	(22,286)	(14,685)	—	(796)	(2,139)	(39,906)
Total distributions from equity method investees	—	—	(24,135)	(15,554)	(1,446)	(796)	(2,186)	(44,117)
Translation adjustment	—	—	—	—	—	290	—	290
Sale of investments	—	—	—	—	—	—	(28,706)	(28,706)
Deconsolidation	—	270,542	31,980	275,753	—	—	—	578,275
Investment, ending	$6,834	$270,768	$49,156	$291,827	$11,389	$11,062	$1,482	$642,518
Ending balance of undistributed earnings	$4,555	$—	$2,144	$10,466	$606	$—	$—	$17,771

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH	Newcastle Investment Holdings LLC (“NIH”)
	June 30, 2007	June 30, 2007	December 31, 2006
Assets	$14,285,265	$433,942	$457,436
Liabilities	(797,662)	(305,157)	(315,732)
Equity	$13,487,603	$128,785	$141,704
Equity held by Fortress	$270,768	$6,834	$8,213
Ownership (A)	2.0%	4.8%	4.8%

	Six Months Ended June 30, 2007	Six Months Ended June 30,
		2007	2006
Revenues and gains (losses) on investments	$(1,477,818)	$(2,876)	$33,427
Expenses	(102,040)	(9,844)	(16,843)
Net Income (Loss)	$(1,579,858)	$(12,720)	$16,584
Fortress’s equity in net income (loss)	$(8,024)	$(1,024)	$794
	(B )

	Liquid Hedge Funds	Hybrid Hedge Funds
	June 30, 2007	June 30, 2007
Assets	$7,618,740	$9,826,827
Liabilities	(159,915)	(3,293,357)
Minority interest	—	—
Equity	$7,458,825	$6,533,470
Equity held by Fortress	$49,156	$291,827
Ownership (A)	0.7%	4.5%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2007
Revenues and gains (losses) on investments	$1,108,498		$623,181
Expenses	(541,936)		(191,000)
Net Income	$566,562		$432,181
Fortress’s equity in net income	$3,993		$11,335
	(B	)	(B	)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Assets	$10,023,568	$8,604,392	$10,374,961	$7,295,320
Liabilities	(8,890,182)	(7,602,412)	(8,528,013)	(5,427,716)
Minority interest	—	—	(8)	(8)
Equity	$1,133,386	$1,001,980	$1,846,940	$1,867,596
Equity held by Fortress	$11,389	$13,756	$11,062	$11,844
Ownership, basic (A)	1.9%	2.2%	1.6%	1.6%
Ownership, diluted (A) (B)	4.5%	4.8%	10.0%	10.4%
Ownership by Fortress and affiliates, diluted (B)	14.4%	12.3%	28.5%	26.6%
Market value of shares owned (A) (C)	$25,715	$32,126	$46,600	$51,203

	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$374,016	$254,985	$346,862	$139,304
Expenses	(300,693)	(193,261)	(408,234)	(132,564)
Net gain on sale of investment property	—	—	51,564	—
Discontinued operations	(19)	225	—	—
Preferred dividends	(5,890)	(4,657)	—	—
Net Income (Loss)	$67,414	$57,292	$(9,808)	$6,740
Fortress’s equity in net income (loss)	$1,189	$1,336	$(89)	$204

(A)	Excludes shares owned by other Fortress Funds, the Principals, employees and other affiliates.
(B)	Fully diluted ownership represents the percentage of outstanding common shares owned assuming that all options are exercised.
(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	June 30, 2007	December 31, 2006	Accounting Treatment
Newcastle options	$3,556	$2,950	Held at cost subject to impairment
Eurocastle options	102,768	136,316	Qualify as a derivative, held at fair value
	$106,324	$139,266

The fair value of the Newcastle options as of June 30, 2007 was approximately $2.3 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
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

During the six months ended June 30, 2007, Fortress assigned a total of 317,670 Eurocastle options, with a weighted average strike price of €19.24 per share, to certain of its employees. Fortress recorded compensation expense of $1.6 million and $3.3 million associated with the assignment of these options during the three and six months ended June 30, 2007, respectively.

In April 2007, in connection with a capital raise, Newcastle issued 456,000 options to purchase shares of its common stock at $27.75 per share to Fortress, which were valued at $1.2 million. Fortress assigned 162,450 of these options to employees and recorded compensation expense of $0.4 million. The Principals in their personal capacities purchased approximately $60 million in the aggregate of the shares sold in this offering directly from the underwriter at the public offering price.

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No other reconsideration events occurred during the six months ended June 30, 2007 which caused a change in Fortress’s accounting.

The following table represents information as of June 30, 2007 regarding entities formed during the six months ended June 30, 2007 that were determined to be VIEs in which Fortress holds a variable interest:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment
Private Equity Funds	$18,397	$(554)(A)
Liquid Hedge Funds	$6,750,470	$121,360 (B)

(A)	Fortress’s interest in Fund V is negative as a result of Fortress’s share of the loss incurred on a derivative used to hedge the anticipated financing of the fund’s first investment. Fortress will be required to fund this loss based on its capital commitment to this fund. No capital contributions have been made as of June 30, 2007.
(B)	Includes $103.0 million of incentive income receivable. Also represents Fortress’s maximum exposure to loss with respect to these entities.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

4.    DEBT AND DERIVATIVE OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

		Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	As of June 30, 2007
Debt Obligation/Collateral	Month Issued	June 30, 2007	December 31, 2006			Weighted Average Funding Cost	Weighted Average Maturity (Years)	Collateral Carrying Value
Credit agreement
Revolving debt (A)	May 2007	$—	$85,000	LIBOR + 1.20% (B)	May 2012	0.00%	—		(C)
Term loan	May 2007	350,000	600,000	LIBOR + 1.20%	May 2012	6.73%	4.87		(C)
Delayed term loan (A)	May 2007	—	—	LIBOR + 1.20% (B)	Feb 2008	0.00%	—		(C)
Aircraft loan	Jun 2002	—	2,153	LIBOR + 2.25%	Repaid	0.00%	—	$—
Total		$350,000	687,153			6.73%	4.87
Consolidated Fortress Fund debt			2,619,456
Total			$3,306,609

(A)	Approximately $194.1 million and $450 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of June 30, 2007, including a $25 million letter of credit subfacility of which $5.9 million was utilized.
(B)	Subject to unused commitment fees of 0.375% per annum (the unused commitment fee for the delayed term loan is 0.175% for the first 135 days after closing).
(C)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interest therein.

In connection with a repayment of a prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in June 2006. In connection with the repayment of a portion of a prior term loan, $2.0 million of deferred loan costs were written off to interest expense in February 2007. In May 2007, Fortress entered into a new credit agreement to refinance its existing credit agreement, reduce the amount of interest and other fees payable under its credit facilities, and increase the amount of funds available for investments.

Management believes that for similar financial instruments with comparable credit risks, the stated interest rates of Fortress’s debt as of June 30, 2007 approximate market rates. Accordingly, the carrying values outstanding are believed to approximate fair value.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The following table presents summarized information regarding Fortress’s derivative assets (obligations):

	Notional Amount	Fair Value		Longest Maturity
	June 30, 2007	June 30, 2007	December 31, 2006	June 30, 2007
Interest rate swaps, treated as hedges	$—	$—	$8	N/A
Foreign currency derivatives, treated as hedges	€8,648	(634)	(435)	Oct 30, 2007
Foreign currency derivatives, non-hedges	€27,552	(2,018)	(1,184)	Oct 30, 2007
Consolidated Fortress Fund derivatives, net		—	(38,018)
Total		$(2,652)	$(39,629)

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2007	December 31, 2006
Deferred tax assets	$475,091	$2,808
Deferred tax liabilities (A)	$7,883	$12,989

(A)	Included in Other Liabilities.

For the period January 17, 2007, the reorganization date, through June 30, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate of (16.13%) was used to compute the tax provision on the Registrant’s income subject to U.S. federal, state and local income taxes. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement (Note 7). However, this compensation expense is not deductible for income tax purposes. Also, after the reorganization, a portion of Fortress’s income is not subject to U.S. federal corporate income tax but is allocated directly to Fortress’s shareholders.

The actual effective tax rate for the period ended June 30, 2007 is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) significant income was earned by the predecessor prior to January 17, 2007 as compared to a loss incurred by the Registrant for the period from January 17, 2007 through June 30, 2007.

As a result of the foregoing, Fortress’s effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $390 million capital decrease and offsetting liability to the Principals was recorded with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Members’ and Shareholders’ Equity. No further liability was recorded during the period ended June 30, 2007, nor were any payments made during that period. Although the

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

tax receivable agreement payments are calculated based on annual tax savings, for the period ended June 30, 2007 the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were $7.5 million.

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

6.    RELATED PARTY TRANSACTIONS

	Management Fees and Incentive Income		Dividends and Distributions		Total
Due from Affiliates	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Private equity funds	$30,590	$—	$—	$26,315	$30,590	$26,315
Castles	27,738	47,832	830	1,297	28,568	49,129
Liquid and hybrid hedge funds	115,301	500,889	—	—	115,301	500,889
Unconsolidated subsidiaries of liquid hedge fund subsidiaries	—	—	—	19,309	—	19,309
Subtotal	$173,629	$548,721	$830	$46,921	174,459	595,642
Other					5,970	40,106
Total					$180,429	$635,748

Due to Affiliates	June 30, 2007	December 31, 2006
Private equity funds
– Payments on behalf of Fortress Funds	$—	$14,123
Principals
– Tax receivable agreement – Note 5	390,383	—
– Distributions payable on Fortress Operating Group units	24,927	—
Other	666	989
	$415,976	$15,112

In February 2007, Fortress entered into a preliminary agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a profits interest in their management company, and, as part of the transaction, a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions. The transaction was approved by the advisory board of the Fortress Fund.

In March 2007, a departing Fortress employee entered into a sourcing agreement with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employee based on the employee sourcing future transactions for that Fortress Fund.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

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

In June 2007, Fortress sold two investments to Real Assets Fund, a private equity Fortress Fund. Fortress received $29.1 million from the sales and recorded gains aggregating $0.4 million.

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

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting	June 30, 2007 Shares/Units Outstanding	Weighted Average Grant Date Estimated Value per Share/Unit	Weighted Average June 30, 2007 Estimated Value per Share/Unit
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date (D) expensed over service period.	23,730,308	$18.50	N/A
	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period.	16,544,710	14.96	N/A
	RSUs	No	Yes	Fair value at grant date (D) discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286	22.11	N/A
	RSUs	No	No	Fair value at grant date (D) discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	642,313	11.50	N/A
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	2,857,143	7.24	N/A
Directors	Restricted Shares	Yes	Yes	Fair value at grant date (D) expensed over service period.	97,296	18.50	N/A
Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	8,695,819	15.00	$18.16

(A)	Generally, such awards vest 25% at each of January 1, 2010, 2011, 2012, and 2013 (for employees) and 33-1/3% after each of our annual meetings in 2008, 2009 and 2010 (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

(B)	Vested Class A shares will be delivered to employee grant recipients 25% at each of, or within no more than six months after, January 1, 2010, 2011, 2012, and 2013. Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that have a maximum value that corresponds to 2.9 million Fortress Operating Group units, granted by one of the Principals to one of Fortress’s employees at the date of the IPO. The profits interests have a five-year cliff-vesting service condition.
(D)	For awards granted in connection with the IPO, the fair value is based on the IPO price. For awards granted subsequent to the IPO, the fair value is based on the closing price on the grant date of Fortress’s Class A shares.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factor as of the grant date and as of June 30, 2007 was 16% for unvested RSU awards that are entitled to dividends and 19% for unvested RSU awards that are not entitled to dividends. Since Fortress’s initial public offering in February 2007, neither the actual forfeiture rate nor any other factors have caused a change in managements forfeiture expectations or assumptions.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s IPO in February 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to one type of award was based on management’s judgment and expectations.

The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (between 2.25% and 3.68% based on the actual dividend rate on the grant date), an estimated dividend growth rate (20%) and a risk-free discount rate (between 4.45% and 5.17% based on term).

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

The estimated fair value of the LTIP award was estimated using a Monte Carlo simulation valuation model with the following assumptions: volatility (35%), term (equal to vesting period), and risk-free discount rate (4.71%) of like term.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The following table sets forth information regarding equity-based compensation activities during the six months ended June 30, 2007.

	RSUs		Restricted Shares	LTIP	Total Equity-Based Compensation Expense
	Employees	Non-Employees
Issued at IPO	42,375,371	8,358,011	97,296
Issued subsequent to IPO	768,402	500,000	—
Forfeited	(1,832,156)	(162,192)	—
Outstanding at June 30, 2007 (A)	41,311,617	8,695,819	97,296
Expense incurred during the six months ended June 30, 2007	$54,015	$8,478	$233	$1,574	$64,300
Expense incurred during the three months ended June 30, 2007	$24,533	$4,664	$149	$(251)	$29,095

(A)	Excludes 3,600 RSUs approved for issuance to employees whose employment began after June 30, 2007.

Fortress will further recognize compensation expense on its non-vested equity-based awards of $818.8 million, with a weighted average recognition period of 5.50 years.

The Principals entered into an agreement among themselves (the ‘‘Principals Agreement’’) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $380.9 million and $242.7 million during the six and three months ended June 30, 2007, respectively.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the six months ended June 30, 2007 from equity-based compensation arrangements of $445.2 million, $103.5 million increased Fortress’s paid-in capital, as reflected in the Statement of Members’ and Shareholders’ Equity, and $341.7 million increased Principals’ interests in equity of consolidated subsidiaries corresponding to the Principals’ interest in the equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

8.    EARNINGS PER SHARE

As a result of Fortress’s reorganization in January 2007 (Note 1), Fortress has calculated its earnings per share for two different periods within the six months ended June 30, 2007. For the first period, prior to the reorganization on January 17, 2007, the calculation is based on the income and outstanding units of Fortress Operating Group, which was owned by the Principals as described in Note 1, as if such units had been outstanding from the beginning of the period. For the second period, subsequent to the reorganization and commencement of operations of the Registrant, the calculation is based on the consolidated income of Fortress from January 17, 2007 through June 30, 2007 and the Class A shares outstanding for such period.

The computations of net income per Fortress Operating Group unit are set forth below:

	January 1 through January 16, 2007
	Basic	Diluted
Weighted average units outstanding
Fortress Operating Group units outstanding	367,143,000	367,143,000
Total weighted average units outstanding	367,143,000	367,143,000
Net income per unit is calculated as follows:
Net income	$133,397	$133,397
Dilution in earnings of certain equity method investees	—	—
Net income available to Fortress Operating Group unitholders	$133,397	$133,397
Weighted average units outstanding	367,143,000	367,143,000
Net income per unit	$0.36	$0.36

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through June 30, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	89,004,200	89,004,200
Fully vested restricted Class A share units with dividend equivalent rights	222,234	222,234
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—
Total weighted average shares outstanding	89,226,434	89,226,434

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	January 17 through June 30, 2007
	Basic	Diluted
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(126,385)	$(126,385)
Dividend equivalents declared on non-vested restricted Class A share units	(1,617)	(1,617)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Net income (loss) available to Class A shareholders	$(128,002)	$(128,002)
Weighted average shares outstanding	89,226,434	89,226,434
Basic and diluted net income (loss) per Class A share	$(1.43)	$(1.43)

	Three Months Ended June 30, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,350	94,500,350
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—
Total weighted average shares outstanding	94,894,636	406,966,186

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2007
	Basic	Diluted
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(55,131)	$(55,131)
Dividend equivalents declared on non-vested restricted Class A share units	(1,048)	(1,048)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	(212,759)
Net income (loss) available to Class A shareholders	$(56,179)	$(268,938)
Weighted average shares outstanding	94,894,636	406,966,186
Basic and diluted net income (loss) per Class A share	$(0.59)	$(0.66)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. Under the if-converted method the Principals’ and others’ interests in income (loss) of Fortress Operating Group attributable to the units, net of assumed corporate income tax, is added to the net loss in the numerator of the computation and the Class A shares available from the assumed conversion of the Fortress Operating Group units, as if it had occurred at the beginning of the period, is added to the denominator. For the year-to-date period, the effect of including the units would have been antidilutive. The weighted average number of Fortress Operating Group units outstanding for the periods from January 17, 2007 through June 30, 2007 and the three months ended June 30, 2007 were 312,071,550 units.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted pro forma earnings per Class A share using the two-class method for participating securities, except during periods of net losses in accordance with EITF 03-6, ‘‘Participating Securities and the Two-Class Method under FASB Statement No. 128.’’ The weighted average restricted Class A shares and share units eligible to receive dividend or dividend equivalent payments outstanding for the periods from January 17, 2007 through June 30, 2007 and the three months ended June 30, 2007 were 83,733 and 97,296 shares and 20,572,005 and 23,730,308 share units, respectively.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding for the

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

periods from January 17, 2007 through June 30, 2007 and the three months ended June 30, 2007 were 21,993,462 and 25,705,670 share units, respectively.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	June 30, 2007
Class A shares	94,500,350	81,136,426	94,500,350
Restricted Class A share units (A)	394,286	202,589	394,286
Restricted Class A shares	97,296	76,331	97,296
Restricted Class A share units	23,730,308	18,753,486	23,730,308
Fortress Operating Group units	312,071,550	316,939,744	312,071,550
Total	430,793,790	417,108,576	430,793,790

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

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

Debt Covenants — Fortress’s debt obligations contain various customary loan covenants. These covenants do not, in management’s opinion, materially restrict Fortress’s investment or financing strategy at this time. Fortress was in compliance with all of its loan covenants as of June 30, 2007.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2007, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

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

Private Equity Fund and Other Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $458.3 million at June 30, 2007. These commitments can be drawn by the funds on demand.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Apr-2012
Current annual rent	$6,725	$5,985
Scheduled rent changes	Year 5 to $6,840; Year 9 to $5,725	Varies by lease
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 – 9 months	4 – 12 months
Leasehold improvement incentives	$3,186	$497
Renewal periods	None	5-year option on one lease, remainder have none

Minimum future rental expense under these leases is as follows:

July 1 to December 31, 2007	$6,689
2008	13,180
2009	12,604
2010	12,163
2011	9,135
2012	6,038
Thereafter	22,857
Total	$82,666

Rent expense recognized on a straight-line basis during the six months ended June 30, 2007 and 2006 was $7.4 million and $3.7 million, respectively, and during the three months ended June 30, 2007 and 2006 was $3.8 million and $1.6 million, respectively, and was included in General, Administrative and Other Expense.

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

Management makes operating decisions and assesses performance with regard to each of Fortress’s primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis,

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

even for periods prior to the deconsolidation (Note 1). Management also assesses Fortress’s segments on a Fortress Operating Group and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the Principals) and income tax expense.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Total
Six Months Ended June 30,
2007	$482	$1,211	$1,229	$426	$845	$4,193
2006	$337	$866	$1,040	$319	$624	$3,186
Three Months Ended June 30,
2007	$243	$631	$653	$212	$445	$2,184
2006	$173	$444	$534	$160	$309	$1,620

Note that distributable earnings for the periods presented includes earnings (losses) on deferred fee arrangements (Note 3), net of any employee share, as presented in the table below. All of these deferred fees have been collected. The deferred fee arrangements were terminated in 2007 (Note 2) and therefore these earnings (losses) are not reflective of ongoing operations and will not contribute to distributable earnings subsequent to the termination date.

	Six Months Ended June 30,
	2007	2006
Liquid hedge funds	$1,926	$25,597
Hybrid hedge funds	—	4,524
Total	$1,926	$30,121

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated		Fortress Unconsolidated Subtotal
June 30, 2007 and the Six Months Then Ended
Segment revenues
Management fees	$62,616	$69,341	$60,720	$22,746	$—		$215,423
Incentive income	190,298	158,199	84,369	17,905	—		450,771
Segment revenues – total	$252,914	$227,540	$145,089	$40,651	$—		$666,194
Pre-tax distributable earnings	$176,204	$112,102	$71,716	$20,706	$(17,891)		$362,837
Total segment assets	$265,784	$149,735	$255,295	$196,765	$860,320	(A)	$1,727,899

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$666,194	$317,114	$(269,607)	$(29,252)	$684,449
Pre-tax distributable earnings /net income	$362,837	$(326,375)	$326,375	$(355,825)	$7,012
Total assets	$1,727,899	$—	$—	$59,822	$1,787,721

(A)	Unallocated assets include cash of $321 million and deferred tax assets of $475 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

June 30, 2007 and the Six Months Then Ended
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$325
Adjust incentive income	(61,793)
Adjust income from the receipt of options	2,006
Other revenues*	30,210
Total adjustments	$(29,252)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(138,822)
Incentive income received from private equity funds, not subject to contingent repayment	(51,476)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	211,942
Incentive income received from hedge funds, subject to annual performance achievement	(83,437)
Reserve for clawback	—
		(61,793)
Adjust other income
Distributions of earnings from equity method investees**	(12,326)
(Earnings) losses from equity method investees**	(19,248)
Unrealized (gains) losses on options in equity method investees, treated as derivatives	(24,456)
Adjust income from the receipt of options	2,006
		(54,024)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(67,363)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(19,657)
		(87,020)
Adjust Principals’ equity-based compensation expense		(380,933)
Adjust non-controlling interests related to Fortress Operating Group units		247,401
Adjust income taxes		(19,456)
Total adjustments		$(355,825)
Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$(49,963)
Adjust equity investments from cost	42,812
Adjust investments gross of employee portion	56,431
Adjust option investments to intrinsic value	10,542
Total adjustments	$59,822

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended June 30, 2007
Segment revenues
Management fees	$35,852	$38,400	$31,707	$11,841	$—	$117,800
Incentive income	—	112,920	38,264	14,217	—	165,401
Segment revenues – total	$35,852	$151,320	$69,971	$26,058	$—	$283,201
Pre-tax distributable earnings	$28,437	$79,029	$28,007	$15,030	$(7,247)	$143,256

	Fortress Unconsolidated Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues	$283,201	$(15,082)	$268,119
Pre-tax distributable earnings / net income	$143,256	$(198,387)	$(55,131)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2007
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$325
Adjust incentive income	(32,376)
Adjust income from the receipt of options	1,195
Other revenues*	15,774
Total adjustments	$(15,082)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$—
Incentive income received from private equity funds, not subject to contingent repayment	—
Incentive income accrued from private equity funds, no longer subject to contingent repayment	5,502
Incentive income received from hedge funds, subject to annual performance achievement	(37,878)
Reserve for clawback	—
		(32,376)
Adjust other income
Distributions of earnings from equity method investees**	(2,433)
(Earnings) losses from equity method investees**	(8,098)
Unrealized (gains) losses on options in equity method investees, treated as derivatives	(29,606)
Adjust income from the receipt of options	1,195
		(38,942)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(28,934)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(19,657)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(569)
		(49,160)
Adjust Principals’ equity-based compensation expense		(242,659)
Adjust non-controlling interests related to Fortress Operating Group units		169,759
Adjust income taxes		(5,009)
Total adjustments		$(198,387)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Six Months Ended June 30, 2006
Segment revenues
Management fees	$37,647	$40,423	$36,032	$15,010	$—	$129,112
Incentive income	96,176	70,909	53,507	6,469	—	227,061
Segment revenues – total	$133,823	$111,332	$89,539	$21,479	$—	$356,173
Pre-tax distributable earnings	$95,080	$77,626	$38,088	$2,072	$(20,707)	$192,159

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$356,173	$611,901	$(146,944)	$(122,830)	$698,300
Pre-tax distributable earnings / net income	$192,159	$1,464,335	$(1,464,335)	$(104,154)	$88,005

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2006
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$330
Adjust incentive income	(143,887)
Adjust income from the receipt of options	18,692
Other revenues*	2,035
Total adjustments	$(122,830)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(96,176)
Incentive income accrued from one private equity fund, not subject to contingent repayment	5,460
Incentive income accrued from hedge funds, subject to annual performance achievment	(53,171)
Reserve for clawback	—
		(143,887)
Adjust other income
Distributions of earnings from equity method investees**	(5,069)
(Earnings) losses from equity method investees**	10,625
Unrealized (gains) losses on options in equity method investees, treated as derivatives	24,004
Adjust income from the receipt of options	18,692
		48,252
Adjust employee compensation
Adjust compensation expense for assigned Castle options	65
Adjust employee portion of incentive income from one private equity fund, not subject to contingent payment	(1,337)
		(1,272)
Adjust income taxes		(7,247)
Total adjustments		$(104,154)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended June 30, 2006
Segment revenues
Management fees	$25,143	$21,619	$19,355	$7,401	$—	$73,518
Incentive income	71,167	15,940	25,004	3,622	—	115,733
Segment revenues – total	$96,310	$37,559	$44,359	$11,023	$—	$189,251
Pre-tax distributable earnings	$69,169	$6,410	$16,884	$254	$(16,202)	$76,515

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$189,251	$348,285	$(114,227)	$(95,040)	$328,269
Pre-tax distributable earnings/net income	$76,515	$464,948	$(464,948)	$(118,790)	$(42,275)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2006
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Agjust management fees*	$330
Adjust incentive income	(96,768)
Adjust income from the receipt of options	—
Other revenues*	1,398
Total adjustments	$(95,040)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(71,167)
Incentive income accrued from one private equity fund, not subject to contingent repayment	(1,052)
Incentive income accrued from hedge funds, subject to annual performance achievment	(24,549)
Reserve for clawback	—
		(96,768)
Adjust other income
Distributions of earnings from equity method investees**	(3,212)
(Earnings) losses from equity method investees**	5,542
Unrealized (gains) losses on options in equity method investees, treated as derivatives	(22,472)
Adjust income from the receipt of options	—
		(20,142)
Adjust employee compensation
Adjust compensation expense for assigned Castle options	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent payment	257
		257
Adjust income taxes		(2,137)
Total adjustments		$(118,790)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

11.    SUBSEQUENT EVENTS

In the third quarter of 2007, private equity Fortress Funds distributed approximately $56 million of incentive income, net of employee allocations, to Fortress related to an investment realization event which occurred in late June 2007.

12.    PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma balance sheet information as of December 31, 2006 has been prepared as if this transaction had occurred on December 31, 2006. The unaudited pro forma income statement and statement of cash flows information for the six months June 30, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the December 31, 2006 balance sheet information are as follows:

	As of December 31, 2006
	Combined	Deconsolidation Adjustments	Pro Forma Deconsolidated
Assets
Cash and cash equivalents	$61,120	$—	$61,120
Cash held at consolidated subsidiaries and restricted cash	564,085	(564,085)	—
Due from affiliates	635,748	50,336	686,084
Receivables from brokers and counterparties	109,463	(109,463)	—
Investment company holdings, at fair value	21,944,596	(21,944,596)	—
Other investments			—
Loans and securities	317	—	317
Equity method investees	37,250	452,143	489,393
Options in affiliates	139,266	—	139,266
Deferred tax asset	2,808	—	2,808
Other assets	187,920	(118,200)	69,720
	$23,682,573	$(22,233,865)	$1,448,708
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$15,112	$(14,660)	$452
Due to brokers and counterparties	187,495	(187,495)	—
Accrued compensation and benefits	159,931	—	159,931
Other liabilities	152,604	(95,413)	57,191
Deferred incentive income	1,648,782	(1,408,700)	240,082
Securities sold not yet purchased, at fair value	97,717	(97,717)	—
Derivative liabilities, at fair value	123,907	(122,288)	1,619
Investment company debt obligations payable	2,619,456	(2,619,456)	—
Other debt obligations payable	687,153	—	687,153
	5,692,157	(4,545,729)	1,146,428
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	17,868,895	(17,688,136)	180,759
Members’ Equity
Members’ equity	119,561	—	119,561
Accumulated other comprehensive income	1,960	—	1,960
	121,521	—	121,521
	$23,682,573	$(22,233,865)	$1,448,708

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the income statement information for the six months ended June 30, 2007 are as follows:

	Six Months Ended June 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$161,965	$53,072	$215,037
Incentive income from affiliates	177,189	211,682	388,871
Other revenues	36,265	(3,232)	33,033
Interest and dividend income – investment company holdings	309,030	(309,030)	—
	684,449	(47,508)	636,941
Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	18,731	—	18,731
Compensation and benefits	405,300	(9,805)	395,495
Principals agreement compensation	380,933	—	380,933
General, administrative and other	62,908	(22,024)	40,884
Depreciation and amortization	4,193	—	4,193
	1,004,685	(164,449)	840,236
Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	54	—	54
Net realized gains from affiliate investments	145,493	—	145,493
Net unrealized gains (losses)	(677)	—	(677)
Net unrealized gains (losses) from affiliate investments	(167,166)	—	(167,166)
Earnings from equity method investees	7,427	3,231	10,658
	(662,346)	650,708	(11,638)
Income (loss) before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(982,582)	767,649	(214,933)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	702,016	(460,615)	241,401
Income Before Income Taxes	26,468	—	26,468
Income tax expense	(19,456)	—	(19,456)
Net Income	$7,012	$—	$7,012

The pro forma deconsolidated net gains and losses disclosed above of ($22.3 million) include approximately ($24.7 million) of loss on Eurocastle options and $2.9 million of gains on deferred fee arrangements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information for the six months ended June 30, 2007 are as follows:

	Six Months Ended June 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income	$7,012	$—	$7,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,193	—	4,193
Other amortization and accretion	1,275	(483)	792
Earnings from equity method investees	(7,427)	(3,231)	(10,658)
Distributions of earnings from equity method investees	4,211	3,231	7,442
(Gains) losses from investments	669,773	(647,477)	22,296
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(311,174)	307,034	(4,140)
Principals’ and others’ interests in income of consolidated subsidiaries	(702,016)	460,615	(241,401)
Deferred tax expense	2,484	—	2,484
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	1,717	—	1,717
Equity-based compensation	445,233	—	445,233
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	421,310	87,199	508,509
Receivables from brokers and counterparties and other assets	(9,106)	32,131	23,025
Due to affiliates	(8,380)	8,594	214
Accrued compensation and benefits	72,733	(144)	72,589
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	65,592	(87,935)	(22,343)
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—
Net cash provided by (used in) operating activities	(1,217,901)	2,018,574	800,673
Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(94,751)	(148,812)	(243,563)
Proceeds from sale of equity method investees	29,071	—	29,071
Distributions of capital from equity method investments	39,906	22,685	62,591
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(7,136)	125	(7,011)
Net cash used in investing activities	(32,461)	(126,002)	(158,463)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,924,070	(1,564,070)	360,000
Repayments of debt obligations	(2,010,025)	1,312,872	(697,153)
Payment of deferred financing costs	(6,656)	660	(5,996)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends paid	(16,542)	—	(16,542)
Fortress Operating Group capital distributions to Principals	(415,876)	—	(415,876)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,215,372	(3,205,436)	9,936
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,832,325)	1,563,402	(268,923)
Net cash provided by (used in) financing activities	1,510,687	(1,892,572)	(381,885)
Net Increase in Cash and Cash Equivalents	260,325	—	260,325
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120
Cash and Cash Equivalents, End of Period	$321,445	$—	$321,445

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (tables in thousands except as otherwise indicated and per share data)

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

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the income statement and the statement of cash flows for the six months ended June 30, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information.’’

General

Our Business

Fortress is a leading global alternative asset manager with approximately $43.3 billion in AUM as of June 30, 2007. We raise, invest and manage private equity funds, hedge funds and publicly traded alternative investment vehicles. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of June 30, 2007, we managed approximately $43.3 billion of alternative assets in three core businesses:

Private Equity Funds — a business that manages approximately $23.4 billion of AUM that primarily makes significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons;

Hedge Funds — a business that manages approximately $15.6 billion of AUM comprised of two business segments; (i) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and

Publicly Traded Alternative Investment Vehicles, which we refer to as ‘‘Castles’’ — approximately $4.3 billion of aggregate market capitalization in two publicly traded companies managed by us. The Castles currently invest primarily in real estate and real estate debt investments.

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

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit equity holders. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income, see ‘‘— Results of Operations — Segments Analysis’’ below.

Public Company Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles whose initial public offering was sponsored directly by us. Our funds’ investments (including those of hedge funds) in these public companies include $5.1 billion of unrealized gains based on their stock prices as of June 29, 2007. Our share of those profits, which we call our private equity unrealized ‘‘public company surplus,’’ represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized on a Distributable Earnings basis will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly less, a function of market conditions at those times.

Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share	USD Market Value(2)
		(in thousands)	(June 29, 2007)	(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$18.55	$409,028
GAGFAH (FSE: GFJ)	10/06	150,320	€16.20	3,297,719
Aircastle Limited (NYSE: AYR)	8/06	34,933	$39.81	1,390,677
Brookdale Senior Living (NYSE: BKD)	11/05	61,268	$45.57	2,792,001
Mapeley Limited (LSE: MAY)	6/05	15,631	£28.06	881,051
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€34.24	397,438
Crown Castle (NYSE: CCI)(3)	N/A	N/A	N/A	890,925
Total				$10,058,839
Potential USD Proceeds				$10,058,839
Cost Basis (including debt) as of June 29, 2007				4,940,351
Total Potential Unrealized Gains(4)				$5,118,488
Incentive Income Paying %				93.77%
Incentive Income Eligible Dollars				$4,799,612
Maximum Eligible Incentive Income %				20.00%
Total Potential Incentive Income				$959,922
Fortress Retained % of Incentive Income(5)				62.01%
Potential Incentive Income to Fortress Operating Group (unrealized public company surplus)(6)				$595,218
Incentive Income Proceeds (year-to-date)(7)				$104,739

(1)	Includes shares owned in hedge funds.
(2)	Foreign exchange rates are as of June 29, 2007. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.
(3)	Proceeds from sale of CCI shares on June 28, 2007 at $35.30 per share. No distribution had occurred as of June 30, 2007. An incentive income distribution of $56 million, net of employee allocations, was received in the third quarter of 2007 primarily related to these proceeds.
(4)	Assumes all incentive income thresholds specified in applicable fund agreements are met.
(5)	Represents percentage of incentive income not payable to employees.
(6)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Part II, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on our Class A shares.’’
(7)	The amount of unrealized surplus was reduced by approximately $104.7 million in January 2007 as a result of the distribution of proceeds from a financing arrangement entered into by certain Fortress Funds which own shares of GAGFAH.

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

•	The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract is a driver of our AUM, as are our returns, which in turn drive the fees we earn.

•	The strength and liquidity of the U.S. and relevant global equity markets generally, and the IPO market specifically, which affect our ability to increase the value of our equity positions in our private equity portfolio companies.

•	The strength and liquidity of the U.S. and relevant global debt markets. Our private equity funds and Castles all make investments in debt instruments which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make acquisitions. Our funds utilize leverage in order to increase investment returns which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.

•	Volatility within the markets. Volatility within the debt and equity markets, as well as within the commodity market to a limited extent, increases opportunities for investments within each of our segments, and directly impacts the performance of our liquid hedge funds.

•	Other than in our liquid hedge funds, we benefit from stable interest rate and foreign currency exchange rate markets. The direction of the impact of changes in interest rates or foreign currency exchange rates on our liquid hedge funds is dependent on their expectations and the related direction of their investments at such time; therefore, historical trends in these markets are not necessarily indicative of future performance in these funds.

For the most part, we believe the trends in these factors have created a favorable investment environment for our funds.

•	In recent years, the U.S. economy and capital markets have been robust, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets, although U.S. debt markets have recently experienced a tightening of available credit in the third quarter of 2007.

•	Institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

•	Allocations of capital to the alternative investment sector are also dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. This, in turn, is also dependent on the interest rate and credit spread markets; as interest rates rise and/or spreads widen, returns available on other investments would tend to increase, which could slow capital flow to the alternative investment sector. In recent years, we have experienced relatively steady and historically low interest rates and tight credit spreads during the periods presented, which has been favorable to our business. However, market developments in the third quarter of 2007, which are discussed in more detail below, have caused credit spreads to widen.

Historically, the trends discussed above have been generally favorable to our performance. No assurance can be given that future trends will not be disadvantageous to us.

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, provided that we are able to finance investments on attractive terms.

In the first half of 2007, the per share market prices of the investments held by our private equity funds in European public companies have decreased, in some cases substantially. This, in turn, has resulted in a decrease in our public company surplus as described above under ‘‘— Surplus.’’ We believe these decreases are a result of a general downturn in demand for real estate company stocks rather than of a change in the strength of the underlying companies.

In the second quarter of 2007, Fortress did not experience any realizations of incentive income from its private equity funds. Such realizations are subject to significant uncertainty with respect to timing and amount and are subject to management’s judgment as to the optimal timing of the disposition of underlying investments.

In recent months, disruption in the subprime mortgage lending sector has adversely affected the financial markets. In particular, the effects of the disruption have expanded beyond the subprime mortgage lending sector during the third quarter to affect the U.S. and other credit markets generally. This disruption has negatively impacted the financial markets in which we operate in a number of ways:

•	We have benefited in recent years from relatively tight interest rate spreads. Tight spreads have allowed us and the funds we manage to obtain financing for investments at attractive rates. Over the past several weeks, interest rate spreads have widened significantly. This widening will typically increase our costs when financing our investments using debt, which in turn reduces the net return we can earn on those investments. Moreover, there currently appears to be less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin requirements imposed by lenders on some types of investments, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we and the funds we manage have sufficient liquidity in the current market environment.

•	A number of financial institutions have been required to provide additional margin as collateral to support their obligations under their existing investments. In general, neither we, nor the funds we manage, have been required to provide a material amount of additional margin. However, with respect to certain assets within various Fortress Funds, the relevant funds have posted a substantial amount of margin.

We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we and the funds we manage may experience future tightening of liquidity, reduced earnings and cash flow, impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. Currently, we do not expect the market developments of which we are aware to have a materially negative impact on our business or results of operations. Moreover, these developments may produce a number of attractive investment opportunities in the future.

For a more detailed description of how economic and global financial market conditions can materially affect our financial performance and condition, see Part II, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.’’

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see ‘‘— Segment Analysis’’ below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare the pro forma results of our operations for the six and three months ended June 30, 2007 and 2006 on a deconsolidated basis. The pro forma results will be the basis of the discussion in this section.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$161,965	$53,072	$215,037	$74,544	$73,583	$148,127	$66,910
Incentive income from affiliates	177,189	211,682	388,871	75,771	7,403	83,174	305,697
Other revenues	36,265	(3,232)	33,033	35,499	(33,458)	2,041	30,992
Interest and dividend income – investment company holdings	309,030	(309,030)	—	512,486	(512,486)	—	—
	684,449	(47,508)	636,941	698,300	(464,958)	233,342	403,599
Expenses
Interest expense	151,351	(132,620)	18,731	264,885	(251,878)	13,007	5,724
Compensation and benefits	405,300	(9,805)	395,495	183,445	(18,795)	164,650	230,845
Principals agreement compensation	380,933	—	380,933	—	—	—	380,933
General, administrative and other (including depreciation and amortization)	67,101	(22,024)	45,077	53,471	(29,229)	24,242	20,835
	1,004,685	(164,449)	840,236	501,801	(299,902)	201,899	638,337
Other Income (Loss)
Gains (losses) – investment company holdings	(647,477)	647,477	—	1,417,325	(1,417,325)	—	—
Gains (losses) – other investments	(22,296)	—	(22,296)	54,974	—	54,974	(77,270)
Earnings from equity method investees	7,427	3,231	10,658	2,420	14,610	17,030	(6,372)
	(662,346)	650,708	(11,638)	1,474,719	(1,402,715)	72,004	(83,642)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(982,582)	767,649	(214,933)	1,671,218	(1,567,771)	103,447	(318,380)
Deferred incentive income	307,034	(307,034)	—	(261,407)	261,407	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	702,016	(460,615)	241,401	(1,314,536)	1,306,342	(8,194)	249,595
Income Before Income Taxes	26,468	—	26,468	95,275	(22)	95,253	(68,785)
Income tax expense	(19,456)	—	(19,456)	(7,270)	22	(7,248)	(12,208)
Net Income	$7,012	$—	$7,012	$88,005	$—	$88,005	$(80,993)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
		Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$118,678	$29,568	$44,664	$74,232	$44,446
Incentive income from affiliates	132,961	15,789	3,176	18,965	113,996
Other revenues	16,480	19,101	(17,700)	1,401	15,079
Interest and dividend income – investment company holdings	—	263,811	(263,811)	—	—
	268,119	328,269	(233,671)	94,598	173,521
Expenses
Interest expense	6,711	139,780	(131,097)	8,683	(1,972)
Compensation and benefits	187,783	100,000	(10,902)	89,098	98,685
Principals agreement compensation	242,659	—	—	—	242,659
General, administrative and other (including depreciation and amortization)	25,787	28,634	(14,520)	14,114	11,673
	462,940	268,414	(156,519)	111,895	351,045
Other Income (Loss)
Gains (losses) – investment company holdings	—	525,240	(525,240)	—	—
Gains (losses) – other investments	(29,017)	(26,903)	1,040	(25,863)	(3,154)
Earnings from equity method investees	7,231	524	5,373	5,897	1,334
	(21,786)	498,861	(518,827)	(19,966)	(1,820)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(216,607)	558,716	(595,979)	(37,263)	(179,344)
Deferred incentive income	—	(109,701)	109,701	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	166,485	(489,164)	486,680	(2,484)	168,969
Income (Loss) Before Income Taxes	(50,122)	(40,149)	402	(39,747)	(10,375)
Income tax expense	(5,009)	(2,126)	(11)	(2,137)	(2,872)
Net Income (Loss)	$(55,131)	$(42,275)	$391	$(41,884)	$(13,247)

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

Assets Under Management

We measure total AUM by reference to the assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new funds with sizeable capital commitments for our private equity funds, raising capital for our Castles, securing capital commitments to our hedge funds and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our AUM has increased significantly over the periods discussed.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital for the private equity funds, which in connection with funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.

Management Fees

Significant growth of our average fee paying AUM has had a positive effect on our revenues. As the AUM in our funds grew, so did the management fees we earned. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

Incentive Income

Incentive income is calculated as a percentage of profits earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned, as incentive income from affiliates. Incentive income received from funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved.

The contingencies related to a portion of the incentive income we have received from two private equity Fortress Funds have been resolved. As our private equity funds continue to mature, the amount of incentive income recognized could continue to increase, subject to the performance of the funds and the resolution of the contingencies.

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 500 employees as of June 30, 2006 to 707 employees as of June 30, 2007. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’ as a means to provide an additional financial incentive to retain our existing and future employees.

Income Tax Expense

Prior to January 17, 2007, we, as a partnership, generally had not been subject to U.S. federal income tax but certain of our subsidiaries had been subject to the New York City unincorporated business tax (‘‘UBT’’) on their U.S. earnings based on a statutory rate of 4%. One of our subsidiaries was subject to U.S. federal corporate income taxes. Certain of our subsidiaries are subject to income tax of the foreign countries in which they conduct business.

In connection with the Nomura transaction and the initial public offering (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’), our operating entities were reorganized and a portion of our income is now subject to U.S. federal income taxes and taxed at the prevailing corporate tax rates.

The amount of income taxes that we may be required to pay could increase significantly if legislation recently introduced in the United States is passed in its proposed form. In June 2007,

legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation did not include any corresponding exemption period. In addition, legislation has been introduced in the House that would have the effect of taxing income recognized from ‘‘carried interests’’ as ordinary income. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part II, Item IA, ‘‘Risk Factors — Risks Related to Taxation — Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.’’

Revenues

	Six Months Ended June 30,
	2007 (A)	2006 (A)	Variance
Management fees from affiliates	$215,037	$148,127	$66,910
Incentive income from affiliates	388,871	83,174	305,697
Other revenues	33,033	2,041	30,992
Total Revenue	$636,941	$233,342	$403,599

	Three Months Ended June 30,
	2007	2006 (A)	Variance
Management fees from affiliates	$118,678	$74,232	$44,446
Incentive income from affiliates	132,961	18,965	113,996
Other revenues	16,480	1,401	15,079
Total Revenue	$268,119	$94,598	$173,521

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months ended June 30, 2007 compared with the six months ended June 30, 2006, revenues increased as a result of the following:

Management fees from affiliates increased by $66.9 million primarily due to the net effect of increases in average management fee-paying AUM of $5.8 billion, $2.6 billion and $2.2 billion in our private equity funds, our hybrid hedge funds and our liquid hedge funds, respectively. The combined increase to average management fee-paying AUM drove $71.4 million of additional management fees. This increase was partially offset by a decrease of $16.7 million in management fees related to options that were received in the 2006 period from our Castles as compensation for services performed in raising capital.

Incentive income from affiliates increased by $305.7 million primarily as a result of $160.5 million of incentive income recognized from our private equity funds for the six months ended June 30, 2007, as contingencies for repayment had been resolved in certain funds allowing recognition, offset by $5.5 million of incentive income accrued for one of our private equity funds for the six months ended June 30, 2006, which was not subject to contingencies. In addition, $51.5 million of incentive income from our private equity funds that was distributed, and not subject to contingent repayment, was immediately recognized. Furthermore, performance of our liquid hedge funds and our Castles contributed an additional increase in incentive income of $54.6 million and growth of average fee-paying AUM in our liquid hedge funds contributed a $41.5 million increase.

Other revenues increased by $31.0 million primarily due to $20.2 million of additional expenses that were reimbursed to us by our funds, which are recorded gross on our income statement. In addition, interest income increased $8.1 million primarily from interest earned on cash proceeds received from our initial public offering.

Three months ended June 30

For the three months ended June 30, 2007 compared with the three months ended June 30, 2006, revenues increased as a result of the following:

Management fees from affiliates increased by $44.4 million primarily due to the effect of increases in average management fee-paying AUM of $5.4 billion, $2.7 billion and $2.4 billion in our private equity funds, our hybrid hedge funds and our liquid hedge funds, respectively. This combined increase to average management fee-paying AUM contributed $35.8 million of additional management fees.

Incentive income from affiliates increased by $114.0 million primarily due to improved performance within our liquid hedge funds and our Castles, which increased incentive income by $93.6 million. Average fee-paying AUM grew in our liquid hedge funds, driving an increase of $10.3 million. The remaining increase is due primarily to the incentive income that was recognized for Fund I and Fund II of $4.1 million, as contingencies for repayment had been resolved for these funds.

Other revenues increased by $15.1 million primarily due to $10.4 million of additional expenses that were reimbursed to us by our funds, which are recorded gross on our income statement. In addition, interest income increased $4.2 million primarily from interest earned on cash proceeds received from our initial public offering.

Expenses

In the analysis below, general, administrative and other expenses include depreciation and amortization.

	Six Months Ended June 30,
	2007 (A)	2006 (A)	Variance
Interest expense	$18,731	$13,007	$5,724
Compensation and benefits	395,495	164,650	230,845
Principals agreement compensation	380,933	—	380,933
General, administrative and other (including depreciation and amortization)	45,077	24,242	20,835
Total Expenses	$840,236	$201,899	$638,337

	Three Months Ended June 30,
	2007	2006 (A)	Variance
Interest expense	$6,711	$8,683	$(1,972)
Compensation and benefits	187,783	89,098	98,685
Principals agreement compensation	242,659	—	242,659
General, administrative and other (including depreciation and amortization)	25,787	14,114	11,673
Total Expenses	$462,940	$111,895	$351,045

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months ended June 30, 2007 compared with the six months ended June 30, 2006, total expenses increased as a result of the following:

Interest expense increased by $5.7 million primarily due to the increase in our weighted average debt outstanding under Fortress Operating Group’s credit facility from $234.7 million for the six months ended June 30, 2006 to $433.4 million for the six months ended June 30, 2007.

Compensation and benefits expenses increased by $611.8 million primarily due to non-cash compensation expense of $380.9 million and $67.3 million, relating to the Principals Agreement and equity-based compensation to employees, respectively. In connection with the initial public offering, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who are employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million will be charged to compensation expense on a straight-line basis over the five-year period. When Fortress records this non-cash expense, it records a corresponding increase in capital. The increase to non-cash compensation expense relating to equity-based compensation to employees was primarily related to the restricted stock units and LTIP award. Furthermore, profit sharing compensation increased by $116.3 million, primarily related to a significant private equity realization event in the first quarter of 2007 and increased profit from our hedge funds. In addition, our average headcount for the six months ended June 30, 2007 grew 46% compared to the six months ended June 30, 2006, which drove an increase of $37.8 million.

General, administrative and other expenses increased by $20.8 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and professional fees and consulting fees relating to our transition to a public company.

Three months ended June 30

For the three months ended June 30, 2007 compared with the three months ended June 30, 2006, total expenses increased as a result of the following:

Interest expense decreased by $2.0 million primarily as a result of write-offs of deferred financing fees and expenses of $3.1 million related to the prepayment of our term loan during the three months ended June 30, 2006. This decrease was partially offset by an increase in our weighted average debt outstanding from $263.2 million for the three months ended June 30, 2006 to $350.0 million for the three months ended June 30, 2007, net of a decrease in our weighted average annual interest rates from 7.71% for the three months ended June 30, 2006 to 6.67% for the three months ended June 30, 2007.

Compensation and benefits expenses increased by $341.3 million primarily due to non-cash compensation expense of $242.7 million and $28.8 million, relating to the Principals Agreement and equity-based compensation to employees, respectively, which are described above. Profit sharing compensation increased by $46.7 million, primarily related to increased profit from our hedge funds. In addition, our average headcount for the three months ended June 30, 2007 grew 43% compared to the three months ended June 30, 2006, which drove an increase of $17.5 million.

General, administrative and other expenses increased by $11.7 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and professional fees and consulting fees related to our transition to a public company.

Future Compensation Expense

We will further recognize, in the future, non-cash compensation expense on our non-vested equity-based awards of $818.8 million with a weighted average recognition period of 5.5 years.

Other Income

	Six Months Ended June 30,
	2007 (A)	2006 (A)	Variance
Gains (losses) – other investments	$(22,296)	$54,974	$(77,270)
Earnings from equity method investees	10,658	17,030	(6,372)
Total Other Income	$(11,638)	$72,004	$(83,642)

	Three Months Ended June 30,
	2007	2006 (A)	Variance
Gains (losses) – other investments	$(29,017)	$(25,863)	$(3,154)
Earnings from equity method investees	7,231	5,897	1,334
Total Other Income	$(21,786)	$(19,966)	$(1,820)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months, the $83.6 million decrease in other income was primarily driven by: (i) a decrease in the value of our options in one of our Castles, due to a decline in the underlying stock price, of $48.7 million, (ii), lower gains from our deferred fee arrangements as they were terminated prior to our initial public offering (a decrease of $31.2 million) and (iii) a decrease in the earnings on our investments in our funds of $6.4 million.

Three months ended June 30

For the three months, the $1.8 million decrease in other income was driven by: (i) the value of our options in one of our Castles due to a decline in the underlying stock price (a decrease of $7.7 million), (ii) the earnings on our investments in the funds (an increase of $1.6 million), (iii) an increase in the value of our derivatives which economically hedge our options in one of our Castles of $1.8 million, and (iv) increased gains from our deferred fee arrangements, despite the termination of these arrangements as described above, since we recorded a loss for the three months ended June 30, 2006 (an increase of $2.2 million).

Income Tax Expense

For the six and three months ended June 30, 2007 compared with six and three months ended June 30, 2006, income tax expense increased by $12.2 million and $2.9 million, respectively. The primary cause of these increases is our reorganization (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’). Prior to our reorganization, we were generally not subject to U.S. federal income tax, with the exception of one subsidiary. Some subsidiaries were subject to New York City unincorporated business tax (‘‘UBT’’) at a statutory rate of 4%. Certain subsidiaries were subject to income tax in the foreign countries in which they conduct business.

After our reorganization, FIG Corp., one of our wholly owned corporate subsidiaries, is taxed as a corporation for U.S. federal income tax purposes at a statutory rate of 35% on its share of income from Fortress Operating Group. Additionally, FIG Corp. is subject to state and local corporate income tax.

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

As mentioned above, results of operations for each of our segments are reflected on an unconsolidated basis, even for periods prior to the deconsolidation. Management also assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests related to Fortress Operating Group units (held by the principals) and income taxes.

Distributable earnings is GAAP net income adjusted for the following items:

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

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (see Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’),

(vii)	adding the income (or subtracting the loss) allocable to the principals’ interests attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement (see Note 5 to Part I, Item 1, ‘‘Financial Statements — Income Taxes and Tax Related Payments’’).

As a result of our reorganization on January 17, 2007 and our initial public offering on February 8, 2007, we have four additional reconciling items between our segment measure, distributable earnings, and GAAP net income. As reflected above, these adjustments relate to equity-based compensation expense of our employees and principals, interests in consolidated subsidiaries held by our principals, and income tax and related expense.

Private Equity Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$62,616	$37,647	$24,969	$35,852	$25,143	$10,709
Incentive Income	190,298	96,176	94,122	—	71,167	(71,167)
Segment revenues – total	$252,914	$133,823	$119,091	$35,852	$96,310	$(60,458)
Pre-tax distributable earnings	$176,204	$95,080	$81,124	$28,437	$69,169	$(40,732)

Six Months Ended June 30

Pre-tax distributable earnings increased by $81.1 million mainly due to:

–	a $57.0 million net increase in incentive income. Incentive income grew by $94.1 million partially offset by a corresponding increase in the employees’ share of incentive income of $37.1 million reflected as compensation expense. The increase of $94.1 million of incentive income was related to a realization event from the financing proceeds related to investments by several funds in a residential housing company during the six months ended June 30, 2007, net of a refinancing transaction of Brookdale that occurred during the six months ended June 30, 2006;

–	a $25.8 million net increase in management fees. Management fees increased by $25.0 million and the employees’ share of management fees, recorded as compensation expense, decreased by $0.8 million. This increase is due to $28.8 million of management fees generated by the creation of new private equity funds primarily driven by Fund IV, Fund V, Fortress Holiday Investment Fund, Fortress Intrawest Coinvestment Fund and Fund IV Coinvestment Fund. These increases to management fees were slightly offset by a decrease of $6.2 million in management fees collected from Fund II and Fund III, due to distributions to investors and reaching the reset date for Fund III as a consequence of the creation of Fund IV (after which Fund III pays management fees based on invested capital rather than capital commitments);

–	a $7.0 million increase in investment income primarily as a result of our share in the realized gains from the aforementioned funds related to the realization event from a residential housing company; and

–	an $8.7 million increase in operating expenses mainly driven by an increase in headcount.

Three Months Ended June 30

Pre-tax distributable earnings decreased by $40.7 million mainly due to:

–	a $46.1 million net decrease in incentive income. Incentive income decreased by $71.2 million partially offset by a corresponding decrease in the employees’ share of incentive income of $25.1 million, reflected as compensation expense. The decrease of $71.2 million of incentive income was the result of having no realization events during the three months ended June 30, 2007, while a refinancing transaction of Brookdale triggered incentive income during the three months ended June 30, 2006;

–	an $11.0 million net increase in management fees. Management fees increased by $10.7 million and employees’ share of management fees, recorded as compensation expense, decreased by $0.3 million. The increase is due to management fees generated by the creation of new private equity funds, primarily driven by Fund V, Fortress Holiday Investment Fund, Fortress Intrawest Coinvestment Fund and Fund IV Coinvestment Fund. These increases in management fees were partially offset by a reduction in management fees related to Fund II and Fund III, due to distributions to investors and reaching the reset date for Fund III as a consequence of the creation of Fund IV (after which Fund III pays management fees based on invested capital rather than capital commitments);

–	a $1.1 million decrease in investment income primarily due to no realization events occurring in the three months ended June 30, 2007, while a refinancing transaction of Brookdale resulted in investment income during the three months ended June 30, 2006; and

–	a $4.5 million increase in operating expenses mainly driven by an increase in headcount.

Liquid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$69,341	$40,423	$28,918	$38,400	$21,619	$16,781
Incentive Income	158,199	70,909	87,290	112,920	15,940	96,980
Segment revenues – total	$227,540	$111,332	$116,208	$151,320	$37,559	$113,761
Pre-tax distributable earnings	$112,102	$77,626	$34,476	$79,029	$6,410	$72,619

Six Months Ended June 30

Pre-tax distributable earnings increased by $34.5 million mainly due to:

–	a $46.1 million net increase to incentive income. Incentive income increased by $87.3 million partially offset by a corresponding increase in the employees’ share of incentive income of $41.2 million, reflected as compensation expense. The $87.3 million increase in incentive income is attributable to both improved performance of one of our funds, which generated a $46.3 million increase in incentive income, and an increase in average fee paying AUM, which contributed an increase of $41.5 million;

–	a $25.1 million net increase in management fees. Management fees increased by $28.9 million offset by a corresponding increase in the employees’ share of management fees of $3.8 million. The net increase was primarily a result of the growth in average management fee paying AUM, which drove $22.0 million of additional management fees;

–	a $20.8 million decrease in investment income. This decline is mainly attributable to the distribution of previously earned fees which had generated $28.1 million for the six months ended June 30, 2006, compared to $2.9 million for the six months ended June 30, 2007. This decrease in investment income was partially offset by an increase of $2.2 million in our earnings from our investment in these funds, net of the associated non-controlling interest in this investment of $1.3 million, for a net increase of $0.9 million; and

–	a $16.0 million increase in operating expenses mainly due to an increase in headcount.

Three Months Ended June 30

Pre-tax distributable earnings increased by $72.6 million mainly due to:

–	a $49.7 million net increase in incentive income. Incentive income increased by $97.0 million partially offset by a corresponding increase in the employees’ share of incentive income of $47.3 million, reflected as compensation expense. The $97.0 million increase in incentive income is attributable to both improved performance of one of the funds, which generated $85.6 million of increased incentive income, and an increase in average fee paying AUM, which contributed an increase of $10.3 million;

–	an $18.4 million net increase to management fees. Management fees increased by $16.8 million and the employees’ share of management fees decreased by $1.6 million. This increase was mainly the result of the growth in average management fee paying AUM, which resulted in an increase in management fees of $16.5 million;

–	an $8.8 million increase in investment income. This increase is mainly due to income from the distribution of previously earned fees which had generated a loss of $3.5 million for the three months ended June 30, 2006 and a gain of $1.0 million for the three months ended June 30, 2007. In addition, earnings from our investment in the funds contributed $3.4 million of investment income; and

–	a $4.3 million increase in operating expenses mainly driven by an increase in headcount.

Hybrid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$60,720	$36,032	$24,688	$31,707	$19,355	$12,352
Incentive Income	84,369	53,507	30,862	38,264	25,004	13,260
Segment revenues – total	$145,089	$89,539	$55,550	$69,971	$44,359	$25,612
Pre-tax distributable earnings	$71,716	$38,088	$33,628	$28,007	$16,884	$11,123

Six Months Ended June 30

Pre-tax distributable earnings increased by $33.6 million mainly due to:

–	an $18.6 million net increase in incentive income. Incentive income increased by $30.9 million partially offset by a corresponding increase in the employees’ share of incentive income of $12.3 million, reflected as compensation expense. The increase in incentive income was mainly attributable to an increase in average fee paying AUM, which contributed to a $25.7 million increase in incentive income. In addition, improved performance of one of our hedge funds, including special investments, yielded an increase in incentive income of $3.8 million;

–	a $24.7 million increase in management fees. The increase to management fees was mainly a result of growth in average management fee paying AUM, which drove a $19.9 million increase. Fortress Partners Fund earned $3.5 million of management fees for the six months ended June 30, 2007 which was incremental to the six months ended June 30, 2006, as the fund was not created until July 2006;

–	a $15.7 million increase in investment income. This increase was mainly due to our investment in Fortress Partners Fund, which generated $18.6 million in investment income. This increase in investment income was partially offset by a $5.9 million decrease of income from the distribution of previously earned fees; and

–	a $25.3 million increase in operating expenses primarily related to an increase in headcount.

Three Months Ended June 30

Pre-tax distributable earnings increased by $11.1 million mainly due to:

–	a $6.1 million net increase in incentive income. Incentive income increased by $13.3 million partially offset by a corresponding increase in the employees’ share of incentive income of $7.2 million, reflected as compensation expense. The increase in incentive income is mainly attributable to an increase in average fee paying AUM, which yielded an increase of $10.5 million, and improved performance of one of our funds including our special investments, which yielded an increase of $2.7 million;

–	a $12.4 million increase in management fees primarily driven by the growth in average management fee paying AUM and the launch of Fortress Partners Fund;

–	a $7.3 million increase in investment income mainly due to our investment in Fortress Partners Fund, which generated $9.7 million in income for the 2007 period. This increase was partially offset by a $2.5 million decrease from the distribution of previously earned fees; and

–	a $14.7 million increase in operating expenses primarily attributable to an increase in headcount.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$22,746	$15,010	$7,736	$11,841	$7,401	$4,440
Incentive Income	17,905	6,469	11,436	14,217	3,622	10,595
Segment revenues – total	$40,651	$21,479	$19,172	$26,058	$11,023	$15,035
Pre-tax distributable earnings	$20,706	$2,072	$18,634	$15,030	$254	$14,776

Six Months Ended June 30

Pre-tax distributable earnings increased by $18.6 million primarily due to:

–	an $11.4 million increase in incentive income. Incentive income increased primarily as a result of higher FFO in excess of certain performance hurdles for Eurocastle and Newcastle;

–	a $4.6 million net increase in management fees. Management fees increased by $7.7 million primarily as a result of the growth of average management fee paying AUM, which resulted in a $7.2 million increase. This $7.2 million increase was partially offset by a $1.6 million increase in operating expenses, primarily due to increased headcount, and a $1.5 million increase in the employees’ share of operating income, reflected as compensation expense; and

–	a $2.6 million increase in investment income. The primary driver of this increase is a change in the loss from foreign currency derivatives related to Eurocastle and Northcastle of $2.3 million.

Three Months Ended June 30

Pre-tax distributable earnings increased by $14.8 million primarily due to:

–	a $10.6 million increase in incentive income. Incentive income increased primarily as a result of higher FFO in excess of certain performance hurdles for Eurocastle and Newcastle;

–	a $1.8 million net increase in management fees. Management fees increased by $4.4 million as a result of the growth of average management fee paying AUM. This $4.4 million increase was partially offset by a $1.0 million increase in operating expenses, primarily due to increased headcount, and a $1.6 million increase in the employees’ share of operating income, reflected as compensation expense; and

–	a $2.4 million increase in investment income. The primary driver of this increase is a change in the loss from foreign currency derivatives related to Eurocastle and Northcastle of $1.9 million.

Unallocated

	Six Months Ended June 30,			Three Months Ended June 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$—	$—	$—	$—	$—	$—
Incentive Income	—	—	—	—	—	—
Segment revenues – total	$—	$—	$—	$—	$—	$—
Pre-tax distributable earnings	$(17,891)	$(20,707)	$2,816	$(7,247)	$(16,202)	$8,955

Six Months Ended June 30

Pre-tax distributable earnings increased by $2.8 million. The increase was primarily driven by a $6.7 million increase in investment income, primarily as a result of interest earned on cash received from our initial public offering. In addition, operating expenses decreased by $1.8 million. These increases to distributable earnings were partially offset by a $5.7 million increase in interest expense driven by an increase to the weighted average debt outstanding from $234.7 million for the six months ended June 30, 2006 to $433.4 million for the six months ended June 30, 2007, which increased interest expense by $7.5 million. This impact was slightly offset by a $2.3 million combined decrease in interest expense as a result of a decline in the weighted average annual interest rates from 7.49% for the six months ended June 30, 2006 to 6.96% for the six months ended June 30, 2007, and a decrease in write-offs of deferred financing fees and expenses related to the prepayments of our term loan from $3.1 million during the six months ended June 30, 2006 to $2.0 million during the six months ended June 30, 2007.

Three Months Ended June 30

Pre-tax distributable earnings increased by $9.0 million. The increase was primarily driven by a $4.0 million increase in investment income, primarily as a result of interest earned on cash received in connection with our initial public offering. Operating expenses decreased by $2.9 million. Furthermore, interest expense decreased $2.0 million, primarily as a result of a $3.1 million reduction in write-offs of deferred financing fees and expenses related to the prepayment of our term loan. This decrease was partially offset by a net $1.5 million increase in interest expense as a result of an increase in the weighted average debt outstanding from $263.2 million for the three months ended June 30, 2006 to $350.0 million for the three months ended June 30, 2007, offset by a decline in our weighted average annual interest rates from 7.71% for the three months ended June 30, 2006 to 6.67% for the three months ended June 30, 2007.

Sensitivity

Investments held by the Fortress Funds are sensitive to changes in our valuation assumptions and estimates as well as fluctuations in fair value. A 10% change in the fair value of the net investments held by all of our funds (other than a permanent impairment) would have the following effects on our segment revenues:

Segment Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	None
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20%-25% of fund returns, the dollar effect would be 2.0-2.5% (20%-25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in investment income. Since we generally have a 1%-5% investment in these funds, the dollar effect would be 0.1%-0.5% (1%-5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of net investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Although a change in fair value could indirectly impact our conclusion regarding a potential reserve.

A 10% increase or decrease in the fair value of net investments held by all of our funds as of June 30, 2007 would have increased or decreased our segment incentive income by $257.2 million or ($197.3 million), respectively, and impacted investment income by $34.1 million.

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

The timing of receipt of cash flows from operating activities is in large part dependent on the timing of distributions from our private equity funds and redemptions from our hedge funds, which are subject to restrictions and to management’s judgment regarding the optimal timing of the monetization of underlying investments. The timing of capital requirements to cover fund commitments is subject to management’s judgment regarding the acquisition of new investments within the funds, as well as the liquidity requirements of the funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

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

On February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. We contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility, as required by the credit agreement, and (b) to pay $85 million then outstanding under the revolving credit facility. Fortress Operating Group intended to use the remaining proceeds (a) to fund $169 million of commitments to existing and future private equity funds, and (b) to use $149 million for general business purposes. As of June 30, 2007, $177.9 million of initial public offering proceeds remain unused, of which $67.7 million is intended for private equity capital commitments and $110.2 million is intended for general business purposes.

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

Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities.

As of June 30, 2007, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends / Distributions

On June 15, 2007, we declared a second quarter cash dividend of $0.225 per Class A share. The dividend was paid on July 13, 2007 to holders of record of our Class A shares on June 29, 2007. The aggregate amount of this dividend payment was $21.3 million. In connection with this dividend, a distribution of $70.2 million was declared from Fortress Operating Group to the principals and dividend equivalent payments of $5.4 million were made to holders of restricted Class A share units.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2007 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund II	$1,992
Fund III	3,763
Fund III Co	10
Fund IV	59,226
Fund IV Co	62
Fund V	60,000
Fund V Co	50
FRID	2,632
FICO	12
FHIF	8,474
Florida Co(1)	275,000
LDV Fund I	665
LDV Fund II	3,997
LDV Fund III	681
Real Assets	41,750
Total	$458,314

(1)	Fortress made a $275 million co-investment commitment in connection with the acquisition by various Fortress-managed funds of Florida East Coast Industries, Inc., a Florida-based railroad and commercial real estate company.

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

July 1 to December 31, 2007	$6,689
2008	13,180
2009	12,604
2010	12,163
2011	9,135
2012	6,038
Thereafter	22,857
Total	$82,666

Debt Obligations

As of June 30, 2007, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

In 2002, we borrowed $2.9 million collateralized by our interest in an aircraft (the ‘‘aircraft loan’’). This loan bore interest at LIBOR plus 2.25%. We had hedged our exposure to the risk of changes in market interest rates with respect to this loan by entering into an interest rate swap, which fixed the effective interest rate on this loan at approximately 6.80% through maturity. In June 2007, we repaid all amounts outstanding under the aircraft loan and terminated the related interest rate swap.

In March 2005, we entered into a new $175 million credit agreement (the ‘‘2005 Credit Agreement’’), which, among other things, refinanced a $98.5 million credit facility. The 2005 Credit Agreement bore interest at LIBOR plus 2.75% and was subject to unused commitment fees of 0.375% per annum and letter of credit fees of 2.75% per annum. In December 2005, the agreement was amended to increase the available line by $70.1 million.

In June 2006, we entered into a new $750 million credit agreement (the ‘‘2006 Credit Agreement’’). Borrowings under the 2006 Credit Agreement bore interest at LIBOR plus 2.00%, with the agreement being subject to unused commitment fees of 0.375% per annum. The purpose of the 2006 Credit Agreement was to refinance the 2005 Credit Agreement described above, to make funds available for investments in the various existing and new Fortress Funds, and to make a one-time $250 million distribution of capital to our principals. In connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in June 2006.

As a result of our initial public offering, we became subject to a reduced unused commitment fee of 0.25% and a letter of credit fee of 1.50% and borrowings under the 2006 Credit Agreement accrued interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.50% and (ii) with respect to base rate loans, the base rate, as defined in the credit agreement, plus 0.50%. $250 million of the term loan and $85 million of the revolving credit facility under the 2006 Credit Agreement were repaid with proceeds received from our initial public offering. In connection with the partial pay-down of the existing credit facility, deferred loan costs of $2.0 million were written off to interest expense in February 2007.

On May 10, 2007, we entered into a new $1 billion credit agreement (the ‘‘2007 Credit Agreement’’) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The 2007 Credit Agreement is collateralized by substantially all the Fortress Operating Group assets as well Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility), a $350 million term loan facility and a $450 million delayed term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bear interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20%, or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%, with such rates subject to reduction upon the receipt of specified debt ratings by S&P and Moody’s. In addition, we will be required to pay a commitment fee of 0.375% per annum on the unused portion of amounts available under our revolving credit facility and our delayed term loan facility (provided that the unused commitment fee for the delayed term loan facility will be 0.175% per annum for the first 135 days after closing).

The following table presents summarized information regarding our debt obligations:

				June 30, 2007
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost	Weighted Average Maturity (Years)
Debt Obligation	June 30, 2007	December 31, 2006
Credit Agreement
Revolving debt(1)	$—	$85,000	May 2012	0.00%	—
Term loan	350,000	600,000	May 2012	6.73%	4.87
Delayed term loan(1)	—	—	Feb 2008	0.00%	—
Aircraft loan	—	2,153	Repaid	0.00%	—
Total	$350,000	$687,153		6.73%	4.87
Consolidated Fortress Fund debt		2,619,456
Total		$3,306,609

(1)	Approximately $194.1 million and $450 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of June 30, 2007, including a $25 million letter of credit subfacility of which $5.9 million was utilized.

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

The 2007 Credit Agreement includes customary covenants. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit the assets under management subject to management fees to be less than $18 billion during fiscal year 2007, plus an additional $500 million during each subsequent fiscal year;

•	Permit the EBITDA, as defined in the 2007 Credit Agreement, generated during the previous twelve months to be less than (i) $375 million as of each of June 30, 2007, or September 30, 2007, (ii) $400 million as of the end of each of December 31, 2007, March 31, 2008, June 30, 2008 or September 30, 2008, or (iii) $500 million as of the end of each subsequent fiscal quarter;

•	Permit the aggregate value of investments held to be less than the sum of (i) $550 million plus (ii) the aggregate outstanding amount of any delayed draw term loans plus (iii) an additional $50 million as of March 31 of each subsequent fiscal year (together, the ‘‘Required Investment Assets’’);

•	Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interest in the Fortress private equity funds and hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•	Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

In addition, under the 2007 Credit Agreement, Fortress Operating Group is permitted to make cash distributions (i) in order for our shareholders to pay their taxes, and (ii) other cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, and (b) the distribution would not exceed cumulative free cash flow. Free cash flow, as defined in our 2007 Credit Agreement, is calculated on a cumulative basis as $163 million plus EBITDA earned since March 31, 2007, minus interest paid, capital expenditures made and distributions made since March 31, 2007.

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

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, but included Northcastle, which was not an investment company, for the period ended June 30, 2006.

The consolidated Fortress Funds, on a gross basis, are much larger than Fortress Operating Group and therefore substantially all of the gross cash flows reflected in our statement of cash flows, through their deconsolidation on March 31, 2007, relate to their activities. The primary cash flow activities of Fortress Operating Group are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds (these cash flows are eliminated in consolidation through

March 31, 2007), (iii) meeting financing needs through our credit agreement, and (iv) distributing cash flow to equity holders. The primary cash flow activities of the Fortress Funds which were consolidated through March 31, 2007 were: (i) raising capital from their investors, which have historically been reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in our financial statements, (ii) using this capital to make investments, (iii) financing certain investments with debt, (iv) generating cash flow from operations through the realization of investments, and (v) distributing cash flow to investors.

As described above in ‘‘— Results of Operations,’’ our AUM, which are primarily representative of the net assets within the Fortress Funds, have grown significantly throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which are reflected in our statement of cash flows for consolidated Fortress Funds through March 31, 2007, have increased substantially as a result of this growth. This growth is the primary cause of increases in the gross cash flows reflected in our statements of cash flows.

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

Operating Activities

Our net cash flow (used in) operating activities was ($1,217.9) million and ($1,883.9) million during the six months ended June 30, 2007 and 2006, respectively. These amounts primarily include net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million and ($1,435.5) million during those periods, respectively, which are reflected as operating activities pursuant to investment company accounting.

The consolidation of the Fortress Funds and the voluntary deferral of certain fees (which are no longer being deferred) caused our historical cash flows from operations to be negative. We do not expect this to be the case subsequent to the discontinuation of the voluntary deferral of fees and the deconsolidation of the Fortress Funds, both of which have occurred.

Investing Activities

Our net cash flow (used in) investing activities was ($32.5) million and ($74.3) million during the six months ended June 30, 2007 and 2006, respectively. Our investing activities primarily included: (i) purchases, net of proceeds from sales of investments, of loan and security investments by one of our consolidated Fortress Funds (included in our statements of cash flows through its deconsolidation on March 31, 2007), which is not an investment company, of $0.3 million and ($69.0) million during those periods, respectively, (ii) contributions to equity method investees of ($94.8) million and ($0.4) million during those periods, respectively, (iii) distributions of capital from equity method investees of $39.9 million and $0.3 million during the periods, respectively, (iv) proceeds from sale of equity method investments of $29.1 million for the period ending June 30, 2007, and (v) purchases of fixed assets of ($7.1) million and ($5.2) million during those periods, respectively.

Financing Activities

On December 18, 2006, the principals entered into a securities purchase agreement with Nomura, pursuant to which Nomura acquired a then 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which were paid to the principals. On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares for $888 million and we, in turn, purchased 55,071,450 Fortress Operating Group limited partnership units, which then represented 15% of Fortress Operating Group’s economic interests, and the sole general partner interest, from the principals for $888 million.

In addition, on February 8, 2007, we completed an initial public offering of 39,248,900 of our Class A shares, for net proceeds of approximately $652.7 million.

Our net cash flow provided by financing activities was $1,510.7 million and $2,003.7 million during the six months ended June 30, 2007 and 2006, respectively. Our financing activities included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,504.0 million and $1,371.6 million during those periods, respectively, (ii) distributions made to principals of ($536.9) million and ($307.3) million during those periods, respectively, and (iii) our net borrowing and repayment activity.

Critical Accounting Policies

Consolidation

Historically, we consolidated certain of the Fortress Funds as a result of owning a substantive, controlling general partner interest in these entities, or, for variable interest entities, by being their primary beneficiary. We had operational discretion and control of these funds combined with the limited partners’ limited substantive rights to impact their ongoing governance and operating activities which resulted in their being consolidated by us; however, in no case were we the majority equity holder. In connection with the initial public offering, Fortress granted rights effective March 31, 2007 to the investors in the consolidated Fortress Funds to provide a simple majority of the unrelated limited partners with the ability to liquidate the funds without cause or to otherwise have the ability to exert control over the funds, resulting in the deconsolidation of these funds for financial reporting purposes.

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

Fortress Operating Group’s combined financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through March 31, 2007. Our investors’ interests in these funds, which are the majority ownership interests, have historically been reflected as others’ interests in consolidated subsidiaries in these financial statements. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, our allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on our net earnings from the Fortress Funds and the deconsolidation of the funds likewise had no net effect on Fortress’s earnings. The deconsolidation has had the effect of restoring the presentation of management fees and incentive income from the Fortress Funds that had been eliminated in consolidation.

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

As of June 30, 2007, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $391.6 million of distributed incentive income from private equity funds. If the $1,030.1 million of undistributed incentive income from private equity funds was realized, Fortress would recognize an additional $317.2 million of compensation expense.

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are accounted for under the equity method subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide

— Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the assumptions which drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of June 30, 2007.

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

Private loans — The most common method used to value private loans is a discounted cash flow analysis. In this method, the estimated future payments to be made by the borrower under the loan agreement are discounted to the present using a discount rate appropriate to the risk level of the borrower.

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

Sensitivity

GAAP Basis
	Management Fees	Incentive Income	Earnings from Equity Method Investees
Private equity funds	None (A)	None (B)	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1%-5% investment in these funds, the dollar effect would be 0.1%-0.5% (1%-5% of 10%) of the dollar change in values.
Hybrid & Liquid Hedge funds	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20%-25% of fund returns, the dollar effect would be 2.0%-2.5% (20%-25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1%-5% investment in these funds, the dollar effect would be 0.1%-0.5% (1%-5% of 10%) of the dollar change in values.
Castles	None	None	None

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Except for one private equity fund whose incentive income is not subject to clawback, where the effect would be similar to that on a hedge fund.

A 10% increase or decrease in the fair value of investments held by Fortress Funds as of June 30, 2007 would have increased or decreased our results on an unconsolidated basis for the six months ended June 30, 2007 by $207.1 million or ($174.8 million), respectively. These changes are comprised of an increase or decrease of incentive income from hedge funds of $145.2 million or ($112.9 million), respectively, and of an increase or decrease of earnings from equity method investees from private equity funds of $27.8 million, liquid hedge funds of $4.9 million, and hybrid hedge funds of $29.2 million.

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2007.

Fair Value Based on	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
Quoted market prices	57%	74%	19%	49%
Other observable market parameters (including valuations based on reports of independent valuation agents and internal models with significant observable market parameters)	3%	22%	78%	32%
Internal models with significant unobservable market parameters (A)	40%	4%	3%	19%
Total	100%	100%	100%	100%
(A)	With respect to liquid and hybrid hedge funds, the investments valued in this way consist primarily of investments in funds managed by external managers and special investment accounts (which generally have investment profiles similar to private equity funds).

As of June 30, 2007, $5,493.0 million of investments in our private equity funds, $274.6 million of investments in our liquid hedge funds and $238.3 million of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued through internal models with significant unobservable market parameters would have had the following increase or decrease on our results on an unconsolidated basis for the six months ended June 30, 2007, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, on a prospective basis	N/A (A)	$0.5 million	$0.3 million
Incentive fees	N/A (B)	$5.6 million or ($4.3 million)	N/A (C)
Earnings from equity method investees	$11.0 million	$0.2 million	$0.7 million

(A)	Private equity fund management fees would be unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds.
(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not on a valuation.
(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

The effects on private equity fees and income assume that a decrease in value does not cause a permanent write-down of investments below their associated invested capital. Our equity, net income, and overall financial condition (as well as results of operations following the deconsolidation of the previously consolidated Fortress Funds on March 31, 2007) are only moderately sensitive to changes in these assumptions and estimates.

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

For the period January 17, 2007, the reorganization date, through June 30, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate of (16.13%) was used to compute the tax provision on our income subject to U.S. federal, state and local income taxes. We incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the principals’ forfeiture agreement (Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’). However, this compensation expense is not deductible for income tax purposes. Also, after the reorganization, a portion of our income is not subject to U.S. federal corporate income tax but is allocated directly to our shareholders.

The actual effective tax rate for the period ended June 30, 2007 is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) significant income was earned by the predecessor prior to January 17, 2007 as compared to a loss incurred by us for the period from January 17, 2007 through June 30, 2007.

As a result of the foregoing, our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, would cause us to incur a material increase in our tax liability. See ‘‘— Factors Affecting Our Business — Income Tax Expense.’’

Equity-Based Compensation

We currently have seven categories of equity-based compensation which are described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation.’’ The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. Since our IPO in February 2007, neither our actual forfeiture rate nor any other factors have caused us to change our forfeiture expectations or assumptions.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since we do not have sufficient historical share performance to use our own historical volatility, adjusted for management’s judgment regarding our expected volatility. Since our IPO in February 2007, our actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, we would adjust the volatility assumption used. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on our actual dividend rate at the time of the award; the dividend growth rate used with respect to one type of award was based on management’s judgment and expectations.

The following elements of the accounting for equity-based compensation are subject to significant judgment and estimation:

–	The estimated forfeiture factor.

–	The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term.

–	The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate.

–	The estimated fair value of the LTIP awards, which was estimated using a Monte Carlo simulation valuation model, with the following assumptions: volatility, term, and risk-free discount rate.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the volatility assumption would (i) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased, and (ii) increase compensation expense related to the LTIP since the value of the LTIP would have increased. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased, and (iii) increase compensation expense related to the LTIP since the value of the LTIP would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as ‘‘liability awards’’).

Recent Accounting Pronouncements

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

In June 2007 Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1.

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SFAS 159.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue. Our investment in the funds continues to impact our net income in a similar way after the deconsolidation of the Fortress Funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ and ‘‘— Application of Critical Accounting Policies — Valuation of Investments.’’

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our future contractual obligations increased from $1.1 billion on a pro forma deconsolidated basis as of December 31, 2006 to $1.4 billion as of June 30, 2007.

As a result of deconsolidation, the contractual obligations of the Fortress Funds were no longer considered obligations of Fortress as of March 31, 2007. These contracts include investment company debt obligations that had a total payable balance of $3.9 billion at December 31, 2006.

Our debt obligations payable decreased from $836.1 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $465.9 million as of June 30, 2007, including estimates for interest payments. This decrease was attributable to our completion of an initial public offering on February 8, 2007, of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of $652.7 million of which $250.0 million and $85.0 million were paid on our outstanding term loan facility and revolving credit facility, respectively. In addition to the pay-down of the debt obligations payable, future interest payable on that obligation payable was reduced.

Our capital commitments, including our commitments to our funds, have increased by $320.9 million from $137.4 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $458.3 million as of June 30, 2007. The increase is primarily attributable to our capital commitments to our newly formed funds, Fortress Florida Coinvestment Fund, Fortress Investment Fund V and the Real Assets Fund, in which we had new capital commitments of $275.0 million, $60.0 million and $41.8 million, respectively, as of June 30, 2007. The increased commitments to these funds were partially offset by the draw down of $66.8 million of the capital commitment to FHIF.

In February 2007, the corporate taxpayers (i.e., FIG Corp.) entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operation Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $390 million capital decrease and offsetting liability to the principals was recorded with respect to the tax receivable agreement. It is currently anticipated that no payments will be made with respect to the tax receivable agreement in 2007. Starting in 2008 and continuing several years thereafter, it is expected that payments of $20 to $25 million per annum will be made pursuant to the tax receivable agreement. This projection is based on several assumptions, including management’s expectation that benefits associated with the increase in the tax basis of assets will be realized over the next four years.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Prior to the deconsolidation of the consolidated Fortress Funds, the net effect of these fair value changes impacted the gains (losses) from investments in our consolidated income statements while the majority of these fair value changes were absorbed by the other interest holders in consolidated subsidiaries. As of June 30, 2007 and on a prospective basis, fluctuations in the fair value of the Fortress Funds will continue to directly affect the value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2007:

Assets
Equity method investees	$642,518
Options in affiliates	106,324
$748,842
Liabilities
Derivative liabilities, at fair value	$2,652
Other debt obligations payable	350,000
$352,652

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

Fortress Funds’ Market Risk Impact on Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical combined financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2007, approximately 61.0% of our management fees earned were based on the NAV of the applicable funds.

•	Management fees from our hedge funds are based on their NAV, which in turn is dependent on the estimated fair values of their investments. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after June 30, 2007, a 10% change in the fair values of all of the investments held by our hedge funds as of June 30, 2007 would impact future management fees in the next year from our hedge funds by $26.0 million.

•	For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities (to the extent they exceed invested capital), and a 10% change in these fair values would impact management fees in the next year by $0.1 million.

•	For Castles, management fees are not calculated based on NAV but instead a 1.5% fee is charged based on the funds’ paid-in equity.

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

•	Incentive income from our hedge funds, which is quantified in Part I, Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on June 30, 2007 would have created a loss to investors for the quarter. In future quarters, this loss would be a ‘‘high water mark’’ (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This ‘‘high water mark’’ is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on June 30, 2007, assuming that NAV is constant for the next nine months, would result in no incentive income recorded as revenue at year end (in the fourth quarter of each year).

•	Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at June 30, 2007 would increase or decrease future incentive income by $221.6 million or ($146.9 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

Market Risk

Our investments in the Fortress Funds accounted for under the equity method, to the extent they are investment companies, are directly affected by the impact of changes in market risk factors on the investments held by our Fortress Funds, which could vary significantly from fund to fund. We estimate that a 10% change in the value of our equity method investments in these Fortress Funds as of June 30, 2007 would increase or decrease earnings from equity method investees by $62.0 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.5 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

We are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Gains (losses) on options granted to us by one of the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on June 30, 2007 would affect gains and losses for the six months ended June 30, 2007 by $23.3 million and ($21.9 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2007, we estimate the gains and losses for the six months ended June 30, 2007 in relation to the value of the options would increase or decrease by $10.3 million.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of June 30, 2007, had AUM of approximately $7.5 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of June 30, 2007, had AUM of approximately $7.2 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity fund business segment, which as of June 30, 2007, had AUM of approximately $23.4 billion.

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

Our assets under management have grown from approximately $1.2 billion as of December 31, 2001 to $43.3 billion as of June 30, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us previously.

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

The historical combined financial information included in this report is not necessarily indicative of our future financial results. Our historical combined financial information consolidates a large number of our significant funds, which will not be consolidated in future periods as a result of the consummation of the deconsolidation of such funds on June 30, 2007. In addition, the historical combined financial information included in this report does not reflect the added costs that we will incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007, for periods prior to that date. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, we are now subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information as of December 31, 2006 and for the six months ended June 30, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on December 31, 2006 or January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information (Unaudited).’’

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner. As of June 30, 2007, we had $7.5 billion of assets under management in our offshore hedge funds.

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

We have begun the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm assessing the effectiveness of our internal controls. As a public company, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased accounting, auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

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

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility, a $350 million term loan facility and a $450 million delayed term loan facility. As of June 30, 2007, we had a $350 million term loan outstanding, no amounts outstanding under our delayed term loan facility and $5.9 million of letters of credit outstanding under the letter of credit subfacility of our revolving credit facility. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all.

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

Our principals control a majority of the combined voting power of our Class A and Class B shares. Accordingly, our principals have the ability to elect all of the members of our board of directors, subject to Nomura’s right to nominate one designee, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The control of voting power by our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

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

In addition, our principals are entitled to a majority of our economic returns through their holdings of Fortress Operating Group units. Because they hold their economic interest in our business directly through Fortress Operating Group, rather than through the public company, our principals may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals’ tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by the Fortress Operating Group to us to satisfy our tax obligations will result in a corresponding pro rata distribution to our principals.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of August 10, 2007, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 50,007,436 restricted Class A share units granted to employees (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 64,895,268 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

Our principals own an aggregate of 312,071,550 Fortress Operating Group units. Each principal has the right to exchange each of his Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. Our principals, executive officers, directors and certain employees who received Class A shares and Fortress Operating Group units in connection with our initial public offering, Nomura and participants in our directed share program agreed with the underwriters not to dispose of or hedge any of our Class A shares, or Fortress Operating Group units, subject to specified exceptions, during the period from February 8, 2007 through June 8, 2007, except with the prior written consent of the representatives of the underwriters. This lock-up period has now expired. As a result, these Class A shares and Fortress Operating Group units will be eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our principals and Nomura are parties to shareholders agreements with us. Because the lock-up period has now expired, the principals currently have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura will have the ability to cause us to register any of its 55,071,450 Class A shares beginning one year after its acquisition of Class A shares and may only transfer its Class A shares prior to such time to its controlled affiliates.

Our principals’ beneficial ownership of Class B shares and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our principals beneficially own all of our Class B shares. The principals’ Class B shares will represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals’ control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest as ordinary fee income rather than capital gain) affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares.

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

Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

On June 14, 2007, legislation was introduced in the Senate that would tax as corporations publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services. In addition, the Chairman and the Ranking Republican Member of the Senate Committee on Finance concurrently issued a press release stating that they do not believe that proposed public offerings of private equity and hedge fund management firms are consistent with the intent of the existing rules regarding publicly traded partnerships because the majority of their income is from the active provision of services to investment funds and limited partner investors in such funds. As explained in the technical explanation accompanying the proposed legislation:

Under the bill, the exception from corporate treatment for a publicly traded partnership does not apply to any partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from services provided by any person as an investment adviser, as defined in the Investment Advisers Act of 1940, or as a person associated with an investment adviser, as defined in that Act. Further, the exception from corporate treatment does not apply to a partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from asset management services provided by an investment adviser, a person associated with an investment adviser, or any person related to either, in connection with the management of assets with respect to which investment adviser services were provided.

If enacted in its proposed form, the transition rules of the proposed legislation would delay the application of these rules for five years. Legislation also has been introduced that is substantially similar to the proposed legislation introduced in the Senate that would apply the legislation to us with respect to our 2008 taxable year. In addition, legislation has been introduced in the House that would have the effect of treating income recognized from ‘‘carried interests’’ as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. The proposal did not discuss transition relief.

If any version of these legislative proposals were to be enacted into law, or if other similar legislation were to be enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules, holders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A shares.

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

Upon consummation of the offering, Fortress Investment Group LLC contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds as follows: (a) to pay $250 million outstanding under the term loan facility of our 2006 Credit Agreement, as required by that credit agreement, (b) to pay $85 million currently outstanding under the revolving credit facility of our 2006 Credit Agreement, and intended to use the remaining proceeds (a) to fund $169 million of commitments to existing and future private equity funds, and (b) to use $149 million for general business purposes. As of June 30, 2007, $177.9 million of IPO proceeds remained unused, of which $67.7 million is intended for private equity capital commitments and $110.2 million is intended for general business purposes.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    and (c) Financial statements and schedules:

See ‘‘Financial Statements’’

(b)    Exhibits filed with this Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).
3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).
3.3	Second Amended and Restated Limited Liability Agreement of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.3).
10.1	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).
10.2	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC
August 13, 2007
By:	/s/ Wesley R. Edens
Wesley R. Edens Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Wesley R. Edens
        Wesley R. Edens
        Chief Executive Officer

August 13, 2007

By: /s/ Daniel N. Bass
       Daniel N. Bass
        Chief Financial Officer

August 13, 2007

By: /s/ Jonathan R. Brown
       Jonathan R. Brown
       Chief Accounting Officer

August 13, 2007