Form 10-Q
period 2007-09-30
Fortress Investment Group LLC
filed 2007-11-14
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Class A Shares: 94,597,646 outstanding as of November 13, 2007.

Class B Shares: 312,071,550 outstanding as of November 13, 2007.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet as of September 30, 2007 (unaudited) and Combined Balance Sheet as of December 31, 2006	1
	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:
	Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006	2
	Statement of Members’ and Shareholders’ Equity (unaudited) for the nine months ended September 30, 2007	3
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006	4
	Notes to Consolidated and Combined Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4.	Controls and Procedures	88
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	117
Item 3.	Defaults upon Senior Securities	117
Item 4.	Submission of Matters to a Vote of Security Holders	117
Item 5.	Other Information	117
Item 6.	Exhibits	118
SIGNATURES		119

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

‘‘Fortress,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘company’’ refer, (i) following the consummation of the reorganization and the Nomura transaction, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and (ii) prior to the consummation of the reorganization and the Nomura transaction on January 17, 2007, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to March 31, 2007, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified. Effective March 31, 2007, all of our previously consolidated funds were deconsolidated. The financial statements contained herein represent consolidated financial statements of Fortress Investment Group LLC subsequent to the reorganization and combined financial statements of Fortress Operating Group, considered the predecessor, prior to the reorganization. See Part I, Item 1, ‘‘Financial Statements.’’

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

‘‘principals’’ or ‘‘Principals’’ refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction own a majority of the Fortress Operating Group units and all of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings by Fortress and dispositions by the principals.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$169,492	$61,120
Cash held at consolidated subsidiaries and restricted cash	—	564,085
Due from affiliates	39,872	635,748
Receivables from brokers and counterparties	—	109,463
Investment company holdings, at fair value
Loans and securities	—	6,874,748
Investments in affiliates	—	14,985,578
Derivatives	—	84,270
Other investments
Loans and securities	11,327	317
Equity method investees	990,441	37,250
Options in affiliates	48,351	139,266
Deferred tax asset	489,801	2,808
Other assets	58,298	187,920
	$1,807,582	$23,682,573
Liabilities and Shareholders’ Equity
Liabilities
Due to affiliates	$409,652	$15,112
Due to brokers and counterparties	—	187,495
Accrued compensation and benefits	192,589	159,931
Dividends payable	21,285	—
Other liabilities	70,577	152,604
Deferred incentive income	177,450	1,648,782
Securities sold not yet purchased, at fair value	—	97,717
Derivative liabilities, at fair value	5,132	123,907
Investment company debt obligations payable	—	2,619,456
Other debt obligations payable	425,000	687,153
	1,301,685	5,692,157
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	338,387	17,868,895
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,597,646 shares issued and outstanding	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	332,992	—
Retained earnings (accumulated deficit)	(163,942)	—
Fortress Operating Group members’ equity	—	119,561
Accumulated other comprehensive income (loss)	(1,540)	1,960
	167,510	121,521
	$1,807,582	$23,682,573

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Management fees from affiliates	$124,991	$32,339	$286,956	$106,883
Incentive income from affiliates	106,690	18,620	283,879	94,391
Other revenues	15,601	18,244	51,866	53,743
Interest and dividend income – investment company holdings
Interest income	—	219,336	243,713	596,149
Interest income from controlled affiliate investments	—	17,072	4,707	45,418
Dividend income	—	7,435	7,436	11,747
Dividend income from controlled affiliate investments	—	22,122	53,174	125,137
	247,282	335,168	931,731	1,033,468
Expenses
Interest expense
Investment company holdings	—	145,152	132,620	390,842
Other	7,285	17,011	26,016	36,206
Compensation and benefits	101,703	85,833	507,003	269,278
Principals agreement compensation	232,048	—	612,981	—
General, administrative and other	17,412	21,385	80,320	71,670
Depreciation and amortization	2,230	1,716	6,423	4,902
	360,678	271,097	1,365,363	772,898
Other Income
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	—	(200,640)	86,264	(127,792)
Net realized gains from controlled affiliate investments	—	59,888	715,024	582,348
Net unrealized gains (losses)	—	271,390	(19,928)	48,227
Net unrealized gains (losses) from controlled affiliate investments	—	1,133,791	(1,428,837)	2,178,971
Other investments
Net realized gains (losses)	777	(4,117)	831	(4,231)
Net realized gains (losses) from affiliate investments	(2,475)	804	143,017	804
Net unrealized gains (losses)	(1,921)	6,970	(2,597)	4,029
Net unrealized gains (losses) from affiliate investments	(54,579)	36,242	(221,745)	94,271
Earnings (losses) from equity method investees	(30,716)	992	(23,289)	3,412
	(88,914)	1,305,320	(751,260)	2,780,039
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(202,310)	1,369,391	(1,184,892)	3,040,609
Deferred incentive income	—	(214,248)	307,034	(475,655)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	152,534	(1,088,810)	854,550	(2,403,346)
Income (Loss) Before Income Taxes	(49,776)	66,333	(23,308)	161,608
Income tax benefit (expense)	12,219	(1,628)	(7,237)	(8,898)
Net Income (Loss)	$(37,557)	$64,705	$(30,545)	$152,710
Dividends declared per Class A share	$0.2250		$0.6174
Earnings Per Unit – Fortress Operating Group			January 1 through January 16
Net income per Fortress Operating Group unit		$0.18	$0.36	$0.42
Weighted average number of Fortress Operating Group units outstanding		367,143,000	367,143,000	367,143,000
Earnings Per Class A share – Fortress Investment Group			January 17 through September 30
Net income (loss) per Class A share, basic	$(0.41)		$(1.83)
Net income (loss) per Class A share, diluted	$(0.52)		$(1.83)
Weighted average number of Class A shares outstanding, basic	94,894,636		91,255,519
Weighted average number of Class A shares outstanding, diluted	406,966,186		91,255,519

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
CONSOLIDATED AND COMBINED STATEMENT OF MEMBERS’
AND SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ / Members’ Equity
Fortress Operating Group Members’ equity – December 31, 2006	—	—	$—	$—	$119,561	$1,960	$121,521
Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000
Dilution impact of Nomura transaction	—	—	(912,437)	—	162,918	—	(749,519)
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)
Deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	89,026	—	—	—	89,026
Director restricted share grant	97,296	—	89	—	—	—	89
Dividends declared subsequent to initial public offering	—	—	(54,159)	—	—	—	(54,159)
Capital increase related to equity-based compensation	—	—	165,952	—	—	—	165,952
Dividend equivalents accrued in connection with equity-based compensation	—	—	(3,026)	—	—	—	(3,026)
Comprehensive income
Net income (loss)	—	—	—	(163,942)	133,397	—	(30,545)
Foreign currency translation	—	—	—		—	(24)	(24)
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(8)	(8)
Net unrealized gain on securities available for sale	—	—	—	—	—	749	749
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(9,299)	(9,299)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	—	5,082	5,082
Total comprehensive income							(34,045)
Shareholders’ equity – September 30, 2007	94,597,646	312,071,550	$332,992	$(163,942)	$—	$(1,540)	$167,510

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
SEPTEMBER 30, 2007
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(30,545)	$152,710
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	6,423	4,902
Other amortization and accretion	1,876	4,211
(Earnings) losses from equity method investees	23,289	(3,412)
Distributions of earnings from equity method investees	9,765	7,057
(Gains) losses from investments	727,971	(2,776,627)
Deferred incentive income	(355,381)	475,655
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(854,550)	2,403,346
Deferred tax expense	(16,775)	751
Options received from affiliates	(2,006)	(18,692)
Assignments of options to employees	4,627	7,577
Equity-based compensation	713,850	—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	(285,058)
Due from affiliates	562,731	(160,906)
Receivables from brokers and counterparties and other assets	(23,024)	(28,070)
Due to affiliates	(6,392)	(45,795)
Accrued compensation and benefits	48,174	71,194
Due to brokers and counterparties and other liabilities	118,098	(34,844)
Investment company holdings
Purchases of investments	(5,105,865)	(10,223,969)
Proceeds from sale of investments	3,398,739	6,992,398
Net cash used in operating activities	(945,194)	(3,457,572)
Cash Flows From Investing Activities
Purchase of other loan and security investments	(10,578)	(351,852)
Proceeds from sale of other loan and security investments	317	320,644
Contributions to equity method investees	(560,272)	(828)
Proceeds from sale of equity method investments	29,071	—
Distributions of capital from equity method investees	115,190	572
Cash received on settlement of derivatives	132	(454)
Purchase of fixed assets	(8,907)	(10,814)
Proceeds from disposal of fixed assets	2,532	—
Net cash used in investing activities	(432,515)	(42,732)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,999,070	3,901,047
Repayments of debt obligations	(2,010,025)	(3,034,196)
Payment of deferred financing costs	(6,813)	(27,487)
Issuance of Class A shares to Nomura	888,000	—
Issuance of Class A shares in initial public offering	729,435	—
Costs related to initial public offering	(76,766)	—
Dividends and dividend equivalents paid	(43,237)	—
Fortress Operating Group capital distributions to Principals	(415,876)	(350,106)
Purchase of Fortress Operating Group units from Principals	(888,000)	—
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,249,847	4,078,527
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,939,554)	(1,072,117)
Net cash provided by financing activities	1,486,081	3,495,668
Net Increase (Decrease) in Cash and Cash Equivalents	108,372	(4,636)
Cash and Cash Equivalents, Beginning of Period	61,120	36,229
Cash and Cash Equivalents, End of Period	$169,492	$31,593
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million and $257.9 million, respectively)	$70,003	$121,717
Cash paid during the period for income taxes	$30,158	$1,912
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment of amounts payable to employees into Fortress Funds	$15,102	$24,019
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$43,009	$—
See Note 1 regarding the non-cash deconsolidation transaction

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
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

Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the ‘‘Transactions’’) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant completed the Nomura Transaction and commenced its operations on January 17, 2007 and completed its initial public offering on February 8, 2007. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and held, through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units and all of the general partner interests. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant continue to be conducted by Fortress Operating Group. The ownership percentages are subject to change based on, among other things, equity offerings by Fortress and dispositions by the Principals. As of September 30, 2007, the Fortress Operating Group units were owned as follows: Registrant 23.3%, Principals 76.7%.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
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

Initial Public Offering (‘‘IPO’’)

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

$652.7 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 Fortress Operating Group units. As of September 30, 2007, Fortress Operating Group had applied those proceeds in accordance with its IPO registration statement as follows: (a) to pay $250 million then outstanding under its term loan facility, as required by the credit agreement (Note 4), (b) to pay $85 million then outstanding under its revolving credit facility (Note 4), (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

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

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the nine months ended September 30, 2007 are presented with these funds on a consolidated basis for three of the nine months. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

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
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

Management Fees, Incentive Income and Related Profit Sharing Expense

On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007, Fortress recognized management fees and incentive income as follows:

Nine Months Ended September 30, 2007
Private Equity Funds
Management fees	$97,358
Incentive income	317,574
Liquid Hedge Funds
Management fees	112,381
Incentive income	157,559
Hybrid Hedge Funds
Management fees	93,032
Incentive income	1,832
Castles
Management fees	35,251
Management fees-options	2,006
Incentive income	18,596
Total
Management fees	$340,028
Incentive income	$495,561

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and has not been recognized for these funds during the nine months ended September 30, 2007 and 2006. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $92.0 million and $85.6 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2007 and 2006, respectively. These amounts are included as ‘‘undistributed’’ deferred incentive income in the table below.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following:

	September 30, 2007	December 31, 2006
Distributed-gross	$444,722	$252,774
Less: Recognized (A)	(267,272)	(9,473)
Distributed-unrecognized	$177,450	243,301
Undistributed (B)	688,436	1,405,481
Total	$865,886	$1,648,782

(A)	All related contingencies have been resolved.
(B)	On a consolidated basis, undistributed incentive income from the Fortress Funds is recognized on the balance sheet as deferred incentive income; on a deconsolidated basis subsequent to March 31, 2007, undistributed incentive income is no longer recorded and has been removed from the balance sheet.

As of September 30, 2007, from inception to date, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $444.7 million of distributed incentive income. If the $688.4 million of undistributed incentive income were realized, Fortress would recognize an additional $213.3 million of compensation expense.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2006	$243,301	$1,405,481	$1,648,782
Share of income (loss) of Fortress Funds	243,424	(717,045)	(473,621)
Recognition of previously deferred incentive income	(309,275)	—	(309,275)
Deferred incentive income as of September 30, 2007	$177,450	$688,436	$865,886

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Private equity funds	$1,556	$220	$94,001	$34,626
Liquid hedge funds	1,629	11,337	89,075	54,391
Hybrid hedge funds	5,517	18,903	43,763	44,839
Castles	1,155	1,391	8,029	6,752
Total	$9,857	$31,851	$234,868	$140,608

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following at September 30, 2007:

Employee interests in majority owned and controlled fund advisor and general partner entities	$76,369
Principals’ Fortress Operating Group units	261,883
Other	135
Total	$338,387

This statement of operations caption was comprised of shares of consolidated net income related to the following, on a pre-tax basis:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	Actual	Actual	Pro Forma (A)
Employee interests in majority owned and controlled fund advisor and general partner entities	$2,359	$8,359	$8,359
Third party investors in Fortress Funds	—	(460,615)	—
Principals’ Fortress Operating Group units	(154,893)	(402,294)	(402,294)
Total	$(152,534)	$(854,550)	$(393,935)

(A)	On a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007.

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

In May 2007, Fortress formed a new private equity Fortress Fund known as Fortress Investment Fund V (‘‘Fund V’’) with total capital commitments from third-party investors of $4.0 billion. Fortress has committed to contribute to Fund V an amount equal to 1.5% of Fund V’s total equity contributed by third party investors, or $60 million. In June 2007, Fortress formed two additional private equity funds for the purpose of co-investing alongside Fund V in either single or multiple transactions. In total, $2.0 billion was committed by investors to these two additional funds, of which $0.4 billion was committed by Fortress and its employees. Fortress has entered into management

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

agreements with the Fund V entities and will manage Fund V and the related funds under essentially the same terms as the other private equity Fortress Funds, including management fees and incentive income.

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

In February 2007, one of the then consolidated hybrid hedge funds raised $1.2 billion of capital commitments from existing and new limited partners, of which 18% was called in the first quarter of 2007, 20% was called in the second quarter of 2007, and 12% was called in the third quarter of 2007. During the capital commitment period, which expires on the earlier of when it is fully drawn or December 31, 2008, no other new third party investors will be permitted in this fund.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

3.	INVESTMENTS IN EQUITY METHOD INVESTEES AND OTHER EQUITY INVESTMENTS

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

	Equity Held by Fortress				Fortress’s Equity in Net Income (Loss)
					Nine Months Ended September 30,				Three Months Ended September 30,
	September 30, 2007	December 31, 2006			2007	2006			2007	2006
Private equity funds, excluding NIH (A)	$512,951	$	(A	)	$(41,682)	$	(A	)	$(33,658)	$	(A	)
NIH	6,330		8,213		2,995		1,256		4,019		462
Total private equity funds	519,281		8,213		(38,687)		1,256		(29,639)		462
Liquid hedge funds (A)	84,555		(A	)	192		(A	)	(3,801)		(A	)
Hybrid hedge funds (A)	368,956		(A	)	12,984		(A	)	1,649		(A	)
Newcastle	4,655		13,756		777		2,029		(412)		693
Eurocastle	11,271		11,844		1,398		(84)		1,487		(288)
Other	1,723		3,437		47		211		—		125
	$990,441		$37,250		$(23,289)		$3,412		$(30,716)		$992

(A)	These entities were consolidated prior to March 31, 2007.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2007
	Private Equity Funds		Liquid Hedge Funds	Hybrid Hedge Funds	Castles
	NIH	Other			Newcastle	Eurocastle	Other	Total
Investment, beginning	$8,213	$—	$—	$—	$13,756	$11,844	$3,437	$37,250
Earnings from equity method investees	2,995	(41,682)	192	12,984	777	1,398	47	(23,289)
Other comprehensive income from equity method investees	(360)	—	—	—	(7,693)	(1,246)	—	(9,299)
Contributions to equity method investees	—	284,431	150,905	95,793	—	—	29,143	560,272
Distributions of earnings from equity method investees	(4,518)	—	(1,849)	(889)	(1,640)	(822)	(47)	(9,765)
Distributions of capital from equity method investees	—	(340)	(96,673)	(14,685)	(545)	(796)	(2,151)	(115,190)
Total distributions from equity method investees	(4,518)	(340)	(98,522)	(15,574)	(2,185)	(1,618)	(2,198)	(124,955)
Translation adjustment	—	—	—	—	—	893	—	893
Sale of investments	—	—	—	—	—	—	(28,706)	(28,706)
Deconsolidation	—	270,542	31,980	275,753	—	—	—	578,275
Investment, ending	$6,330	$512,951	$84,555	$368,956	$4,655	$11,271	$1,723	$990,441
Ending balance of undistributed earnings	$4,056	$—	$—	$12,095	$—	$576	$—	$16,727

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH	Newcastle Investment Holdings LLC (“NIH”)
	September 30, 2007	September 30, 2007	December 31, 2006
Assets	$16,442,688	$351,928	$457,436
Liabilities	(2,286,589)	(224,824)	(315,732)
Equity	$14,156,099	$127,104	$141,704
Equity held by Fortress	$512,951	$6,330	$8,213
Ownership (A)	3.6%	4.8%	4.8%

	Nine Months Ended September 30, 2007	Six Months Ended September 30,
		2007	2006
Revenues and gains (losses) on investments	$(3,329,819)	$93,918	$51,202
Expenses	(194,551)	(22,962)	(25,051)
Net Income (Loss)	$(3,524,370)	$70,956	$26,151
Fortress’s equity in net income (loss)	$(41,682)	$2,995	$1,256
	(B )

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds	Hybrid Hedge Funds
	September 30, 2007	September 30, 2007
Assets	$7,781,999	$10,674,936
Liabilities	(93,348)	(3,290,353)
Equity	$7,688,651	$7,384,583
Equity held by Fortress	$84,555	$368,956
Ownership (A)	1.1%	5.0%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2007
Revenues and gains (losses) on investments	$1,092,573		$720,455
Expenses	(710,854)		(255,716)
Net Income	$381,719		$464,739
Fortress’s equity in net income	$192		$12,984
	(B	)	(B	)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Assets	$8,505,473	$8,604,392	$10,997,553	$7,295,320
Liabilities	(7,684,852)	(7,602,412)	(9,078,267)	(5,427,716)
Minority interest	—	—	(8)	(8)
Equity	$820,621	$1,001,980	$1,919,278	$1,867,596
Equity held by Fortress	$4,655	$13,756	$11,271	$11,844
Ownership, basic (A)	1.9%	2.2%	1.6%	1.6%
Ownership, diluted (A) (B)	4.5%	4.8%	10.0%	10.4%
Ownership by Fortress and affiliates, diluted (B)	15.0%	12.3%	29.5%	26.6%
Market value of shares owned (A) (C)	$18,073	$32,126	$34,799	$51,203

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$543,369	$401,245	$552,586	$232,269
Expenses	(505,960)	(307,481)	(542,100)	(225,532)
Net gain on sale of investment property	—	—	65,846	—
Discontinued operations	(2)	212	—	—
Preferred dividends	(9,265)	(6,985)	—	—
Net Income	$28,142	$86,991	$76,332	$6,737
Fortress’s equity in net income (loss)	$777	$2,029	$1,398	$(84)

(A)	Excludes shares owned by other Fortress Funds, the Principals, employees and other affiliates.
(B)	Fully diluted ownership represents the percentage of outstanding common shares owned assuming that all options are exercised.
(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	September 30, 2007	December 31, 2006	Accounting Treatment
Newcastle options	$201	$2,950	Held at cost subject to impairment
Eurocastle options	48,150	136,316	Qualify as a derivative, held at fair value
	$48,351	$139,266

The fair value of the Newcastle options as of September 30, 2007 was approximately $0.2 million. The Newcastle options were written down to fair value from their cost basis of $3.6 million at September 30, 2007 due to impairment resulting from an other-than-temporary decrease in Newcastle’s common share price.

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

During the nine months ended September 30, 2007, Fortress assigned a total of 320,099 Eurocastle options, with a weighted average strike price of €19.23 per share, to certain of its employees. Fortress recorded compensation expense of $3.3 million associated with the assignment of these options during the nine months ended September 30, 2007.

In April 2007, in connection with a capital raise, Newcastle issued 456,000 options to purchase shares of its common stock at $27.75 per share to Fortress, which were valued at $1.2 million. Fortress

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

assigned 162,450 of these options to employees and recorded compensation expense of $0.4 million. The Principals in their personal capacities purchased approximately $60 million in the aggregate of the shares sold in this offering directly from the underwriter at the public offering price.

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No other reconsideration events occurred during the nine months ended September 30, 2007 which caused a change in Fortress’s accounting.

The following table represents information as of September 30, 2007 regarding entities formed during the nine months ended September 30, 2007 that were determined to be VIEs in which Fortress holds a variable interest:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment
Liquid Hedge Funds	$6,891,005	$47,355	(A)
Hybrid Hedge Funds	$502,678	$511

(A)	Includes $0.3 million of incentive income receivable. Also represents Fortress’s maximum exposure to loss with respect to these entities.

Investments in Marketable Equity Securities

As of September 30, 2007, Fortress has investments in marketable equity securities, treated as available for sale, as shown in the following table. All of these securities were purchased subsequent to June 30, 2007.

		Gross Unrealized
Industry	Cost Basis	Gains	Greater Than 12 months (A) Losses	Less Than 12 months (A) Losses	Fair Value/ Carrying Value	Range of Ownership Interests
Information Services	$10,578	$749	$—	$—	$11,327	0.2%

(A)	Determined by whether a particular security has continuously been in an unrealized loss position for greater than twelve months.

Securities available for sale are carried at market value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other than temporary. A decline in value is considered other than temporary if Fortress does not have the intent and ability to hold such investment until a forecasted market price recovery.

Fortress reviews its marketable equity securities on a regular basis to determine whether any security has experienced an other than temporary decline in value. Fortress considers the investee company’s current earnings, earnings outlook, credit ratings, liquidity, stock price performance and volatility, and industry and general economic factors, among other factors, as well as the severity and duration of the decline in value, in its review. To date, no such determinations of impairment have been made.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

4.    DEBT AND DERIVATIVE OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

		Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	As of June 30, 2007
Debt Obligation/Collateral	Month Issued	September 30, 2007	December 31, 2006			Weighted Average Funding Cost (D)	Weighted Average Maturity (Years)	Collateral Carrying Value
Credit agreement
Revolving debt (A)	May 2007	$75,000	$85,000	LIBOR + 1.20% (B)	May 2012	9.49%	4.61		(C)
Term loan	May 2007	350,000	600,000	LIBOR + 1.20%	May 2012	7.20%	4.61		(C)
Delayed term loan (A)	May 2007	—	—	LIBOR + 1.20% (B)	May 2012	0.00%	—		(C)
Aircraft loan	Jun 2002	—	2,153	LIBOR + 2.25%	Repaid	0.00%	—	N/A
Total		$425,000	687,153			7.60%	4.61
Consolidated Fortress Fund debt			2,619,456
Total			$3,306,609

(A)	Approximately $114.5 million and $450 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of September 30, 2007, including a $25 million letter of credit subfacility of which $10.5 million was utilized. The delayed term loan must be drawn by February 2008 or its availability expires.
(B)	Subject to unused commitment fees of 0.375% per annum.
(C)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interest therein.
(D)	Includes amortzation of deferred financing costs.

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

Management believes that for similar financial instruments with comparable credit risks, the stated interest rates of Fortress’s debt as of September 30, 2007 approximate market rates. Accordingly, the carrying values outstanding are believed to approximate fair value.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The following table presents summarized information regarding Fortress’s derivative assets (obligations):

	Notional Amount	Fair Value		Longest Maturity
	September 30, 2007	September 30, 2007	December 31, 2006	September 30, 2007
Interest rate swaps, treated as hedges	$—	$—	$8	N/A
Foreign currency derivatives, treated as hedges	€8,169	(1,158)	(435)	Oct 30, 2007
Foreign currency derivatives, non-hedges	€28,031	(3,974)	(1,184)	Oct 30, 2007
Consolidated Fortress Fund derivatives, net		—	(38,018)
Total		$(5,132)	$(39,629)

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2007	December 31, 2006
Deferred tax assets	$489,801	$2,808
Deferred tax liabilities (A)	$3,143	$12,989

(A)	Included in Other Liabilities.

For the period January 17, 2007, the reorganization date, through September 30, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate of (5.18%) was used to compute the tax provision on the Registrant’s income subject to U.S. federal, state and local income taxes. Fortress incurred a loss before income taxes for financial reporting purposes, in this period, after deducting the compensation expense arising from the Principals’ forfeiture agreement (Note 7). However, this compensation expense is not deductible for income tax purposes. Also, after the reorganization, a portion of Fortress’s income is not subject to U.S. federal corporate income tax but is allocated directly to Fortress’s shareholders.

The actual effective tax rate for the period ended September 30, 2007 is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) significant income was earned by the predecessor prior to January 17, 2007 as compared to a loss incurred by the Registrant for the period from January 17, 2007 through September 30, 2007.

As a result of the foregoing, Fortress’s effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $390 million capital decrease and offsetting liability to the Principals was recorded with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Members’ and Shareholders’ Equity. No further liability was recorded during the period ended September 30, 2007, nor were any payments made during that period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Although the tax receivable agreement payments are calculated based on annual tax savings, for the period ended September 30, 2007 the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were $11.3 million.

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

6.    RELATED PARTY TRANSACTIONS

	Management Fees and Incentive Income		Dividends and Distributions		Total
Due from Affiliates	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Private equity funds	$1,971	$—	$—	$26,315	$1,971	$26,315
Castles	26,278	47,832	739	1,297	27,017	49,129
Liquid and hybrid hedge funds	3,850	500,889	—	—	3,850	500,889
Unconsolidated subsidiaries of liquid hedge fund subsidiaries	—	—	—	19,309	—	19,309
Subtotal	$32,099	$548,721	$739	$46,921	32,838	595,642
Other					7,034	40,106
Total					$39,872	$635,748

Due to Affiliates	September 30, 2007	December 31, 2006
Private equity funds
– Payments on behalf of Fortress Funds	$—	$14,123
Principals
– Tax receivable agreement – Note 5	390,383	—
– Distributions payable on Fortress Operating Group units	16,616	—
Other	2,653	989
	$409,652	$15,112

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

During 2007, two departing Fortress employees entered into sourcing agreements with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employees based on the employees sourcing future transactions for that Fortress Fund.

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

In September 2007, three of the Principals made an aggregate €24.6 million ($33.5 million) loan to a subsidiary of one of the private equity Fortress Funds. The Principals assigned their right to receive interest on this loan to the fund. In October 2007, this fund conducted a rights offering in which it raised €150 million ($214.0 million) of equity in a private placement to investors in the fund, of which Fortress acquired €37.9 million ($54.1 million). The proceeds from this offering were used to pay down existing fund level debt, including the loan from the Principals. In October and November 2007, these Principals invested an aggregate of €34.9 million ($50.7 million) in preferred equity interests of subsidiaries of certain of the private equity Fortress Funds, of which €6.4 million ($9.1 million) has been repaid. The preferred equity does not pay a dividend.

In September 2007, six employees terminated their employment at Fortress in order to form a management company. A portfolio company owned by a Fortress Fund has contracted with this management company to perform services for one of its subsidiaries. These employees had received RSUs in connection with Fortress’s IPO in February 2007. In connection with the above transactions, Fortress has modified these awards, valued at approximately $5.9 million in the aggregate, such that each employee’s vesting continues on the original vesting schedule as long as both (i) such employee remains employed by the management company, and (ii) the management company continues to provide services to the subsidiary.

For the three and nine months ended September 30, 2007, other revenues included approximately $11.9 million and $32.3 million of revenues from affiliates, primarily expense reimbursements, respectively.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

7.    EQUITY-BASED COMPENSATION

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 115,000,000 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan.

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting	September 30, 2007 Shares/Units Outstanding	Weighted Average Grant Date Estimated Value per Share/Unit	Weighted Average September 30, 2007 Estimated Value per Share/Unit
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date (D) expensed over service period.	23,730,308	$18.50	N/A
	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period.	16,359,661	14.92	N/A
	RSUs	No	Yes	Fair value at grant date (D) discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286	22.11	N/A
	RSUs	No	No	Fair value at grant date (D) discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	634,287	11.50	N/A
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	2,857,143	12.04	N/A
Directors	Restricted Shares	Yes	Yes	Fair value at grant date (D) expensed over service period.	97,296	18.50	N/A
Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	8,723,112	15.22	$15.87
Other Non- Employees	RSUs	Yes	No	Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	557,465	16.05	15.62

(A)	Generally, such awards vest 25% at each of January 1, 2010, 2011, 2012, and 2013 (for employees) and 33-1/3% after each of our annual meetings in 2008, 2009 and 2010 (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.
(B)	Vested Class A shares will be delivered to employee grant recipients 25% at each of, or within no more than six months after, January 1, 2010, 2011, 2012, and 2013. Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factor as of the grant date and as of September 30, 2007 was 16% for unvested RSU awards that are entitled to dividends and 19% for unvested RSU awards that are not entitled to dividends. Since Fortress’s initial public offering in February 2007, neither the actual forfeiture rate nor any other factors have caused a change in managements forfeiture expectations or assumptions.

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

The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (between 2.25% and 5.27% based on the actual dividend rate on the grant date), an estimated dividend growth rate (20%) and a risk-free discount rate (between 3.85% and 5.17% based on grant date and term).

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35%), term (equal to delayed delivery period), dividend rate (between 2.96% and 3.68% based on grant date) and risk-free discount rate (between 4.54% and 4.79% based on grant date and term).

The estimated fair value of the LTIP award was estimated using a Monte Carlo simulation valuation model with the following assumptions: volatility (35%), term (equal to vesting period), and risk-free discount rate (4.79%) of like term.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The following table sets forth information regarding equity-based compensation activities during the nine months ended September 30, 2007.

	RSUs		Restricted Shares	LTIP	Total Equity-Based Compensation Expense
	Employees	Non-Employees
Issued at IPO	42,212,312	8,521,070	97,296
Issued subsequent to IPO	1,221,429	947,643	—
Forfeited	(2,315,199)	(188,136)	—
Outstanding at September 30, 2007 (A)	41,118,542	9,280,577	97,296
Expense incurred during the nine months ended September 30, 2007	$82,280	$13,778	$385	$4,427	$100,870
Expense incurred during the three months ended September 30, 2007	$28,265	$5,300	$152	$2,853	$36,570

(A)	Fortress will further recognize, in the future, compensation expense on its non-vested equity-based awards of $750.1 million, with a weighted average recognition period of 5.27 years.

The Principals entered into an agreement among themselves (the ‘‘Principals Agreement’’) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $232.0 million and $613.0 million during the three and nine months ended September 30, 2007, respectively.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the nine months ended September 30, 2007 from equity-based compensation arrangements of $713.9 million, $166.0 million increased Fortress’s paid-in capital, as reflected in the Statement of Members’ and Shareholders’ Equity, and $547.9 million increased Principals’ interests in equity of consolidated subsidiaries corresponding to the Principals’ interest in the equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

8.    EARNINGS PER SHARE

As a result of Fortress’s reorganization in January 2007 (Note 1), Fortress has calculated its earnings per share for two different periods within the nine months ended September 30, 2007. For the first period, prior to the reorganization on January 17, 2007, the calculation is based on the income and outstanding units of Fortress Operating Group, which was owned by the Principals as described in Note 1, as if such units had been outstanding from the beginning of the period. For the second period, subsequent to the reorganization and commencement of operations of the Registrant, the calculation is based on the consolidated income of Fortress from January 17, 2007 through September 30, 2007 and the Class A shares outstanding for such period.

The computations of net income per Fortress Operating Group unit are set forth below:

	January 1 through January 16, 2007
	Basic	Diluted
Weighted average units outstanding
Fortress Operating Group units outstanding	367,143,000	367,143,000
Total weighted average units outstanding	367,143,000	367,143,000
Net income per unit is calculated as follows:
Net income	$133,397	$133,397
Dilution in earnings of certain equity method investees	—	—
Net income available to Fortress Operating Group unitholders	$133,397	$133,397
Weighted average units outstanding	367,143,000	367,143,000
Net income per unit	$0.36	$0.36

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through September 30, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	90,971,694	90,971,694
Fully vested restricted Class A share units with dividend equivalent rights	283,825	283,825
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—
Total weighted average shares outstanding	91,255,519	91,255,519

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	January 17 through September 30, 2007
	Basic	Diluted
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(163,942)	$(163,942)
Dividend equivalents declared on non-vested restricted Class A share units	(2,742)	(2,742)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Net income (loss) available to Class A shareholders	$(166,684)	$(166,684)
Weighted average shares outstanding	91,255,519	91,255,519
Basic and diluted net income (loss) per Class A share	$(1.83)	$(1.83)

	Three Months Ended September 30, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,350	94,500,350
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—
Total weighted average shares outstanding	94,894,636	406,966,186

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2007
	Basic	Diluted
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(37,557)	$(37,557)
Dividend equivalents declared on non-vested restricted Class A share units	(1,125)	(1,125)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	(173,093)
Net income (loss) available to Class A shareholders	$(38,682)	$(211,775)
Weighted average shares outstanding	94,894,636	406,966,186
Basic and diluted net income (loss) per Class A share	$(0.41)	$(0.52)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. Under the if-converted method the Principals’ and others’ interests in income (loss) of Fortress Operating Group attributable to the units, net of assumed corporate income tax, is added to the net loss in the numerator of the computation and the Class A shares available from the assumed conversion of the Fortress Operating Group units, as if it had occurred at the beginning of the period, is added to the denominator. For the year-to-date period, the effect of including the units would have been antidilutive. The weighted average number of Fortress Operating Group units outstanding for the periods from January 17, 2007 through September 30, 2007 and the three months ended September 30, 2007 were 312,071,550 units.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted pro forma earnings per Class A share using the two-class method for participating securities, except during periods of net losses in accordance with EITF 03-6, ‘‘Participating Securities and the Two-Class Method under FASB Statement No. 128.’’ The weighted average restricted Class A shares and share units eligible to receive dividend or dividend equivalent payments outstanding for the periods from January 17, 2007 through September 30, 2007 and the three months ended September 30, 2007 were 88,588 and 97,296 shares, respectively, and 21,702,604 and 23,730,308 share units, respectively.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

which are not entitled to receive dividend or dividend equivalent payments outstanding for the periods from January 17, 2007 through September 30, 2007 and the three months ended September 30, 2007 were 23,462,014 and 26,087,366 share units, respectively.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	September 30, 2007
Class A shares	94,500,350	85,640,019	94,500,350
Restricted Class A share units (A)	394,286	267,190	394,286
Restricted Class A shares	97,296	83,396	97,296
Restricted Class A share units	23,730,308	20,430,657	23,730,308
Fortress Operating Group units	312,071,550	315,299,181	312,071,550
Total	430,793,790	421,720,443	430,793,790

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the nine months ended September 30, 2007 are summarized as follows:

	Declared in Prior Year, Paid Current Year	Current Year
		Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$35,348	$21,285	$56,633
Dividend equivalents on restricted Class A share units (A)	—	8,383	5,428	13,811
Distributions to Fortress Operating Group unit holders (Principals)	—	204,117	16,616	220,733
Predecessor distributions (prior to January 17, 2007)	—	415,876	—	415,876
Total distributions	$—	$663,724	$43,329	$707,053

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the statement of operations and is therefore considered an operating cash flow.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

Debt Covenants —   Fortress’s debt obligations contain various customary loan covenants. These covenants do not, in management’s opinion, materially restrict Fortress’s investment or financing strategy at this time. Fortress was in compliance with all of its loan covenants as of September 30, 2007.

Litigation —   Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2007, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

Regulatory Matters   —   In the ordinary course of business, Fortress ands its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund and Other Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $181.1 million at September 30, 2007. These commitments can be drawn by the funds on demand. In addition, Fortress is contingently liable for certain general and administrative expenses of the private equity Fortress Funds, to the extent they exceed approved limits. Management does not expect to make any material payments under this obligation.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

Minimum Future Rentals   —   Fortress is a lessee under operating leases for office space located in New York, Dallas, San Diego, Los Angeles, San Francisco, Atlanta, Toronto, Geneva, Sydney, Hong Kong, Tokyo, Frankfurt, Munich and London.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Apr-2012
Current annual rent	$6,725	$6,129
Scheduled rent changes	Year 5 to $6,840; Year 9 to $5,725	Varies by lease
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 – 9 months	4 – 12 months
Leasehold improvement incentives	$3,186	$505
Renewal periods	None	5-year option on one lease, remainder have none

Minimum future rental expense under these leases is as follows:

October 1 to December 31, 2007	$3,414
2008	13,676
2009	12,909
2010	12,455
2011	9,346
2012	6,206
Thereafter	22,857
Total	$80,863

Rent expense recognized on a straight-line basis during the nine months ended September 30, 2007 and 2006 was $11.0 million and $6.7 million, respectively, and during the three months ended September 30, 2007 and 2006 was $3.6 million and $3.0 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

10.    SEGMENT REPORTING

Fortress conducts its management and investment business through the following four primary segments: (i) private equity funds, (ii) liquid hedge funds, (iii) hybrid hedge funds, and (iv) Castles. These segments are differentiated based on their varying investment strategies.

The amounts not allocated to a segment consist primarily of interest income earned on short term investments, certain general and administrative expenses and all interest expense incurred with respect to corporate borrowings. Where applicable, portions of the general and administrative expenses have been allocated between the segments.

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

b.	subtracting gains (or adding losses) on stock options held in the Castles,

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

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

	Nine Months Ended September 30,
	2007	2006
Liquid hedge funds	$1,926	$49,660
Hybrid hedge funds	—	9,467
Total	$1,926	$59,127

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated		Fortress Unconsolidated Subtotal
September 30, 2007 and the Nine Months Then Ended
Segment revenues
Management fees	$97,749	$113,692	$94,096	$34,877	$—		$340,414
Incentive income	273,890	157,989	93,832	18,596	—		544,307
Segment revenues – total	$371,639	$271,681	$187,928	$53,473	$—		$884,721
Pre-tax distributable earnings	$258,507	$131,637	$81,710	$25,315	$(23,580)		$473,589
Total segment assets	$509,218	$57,719	$331,598	$120,618	$720,860		$1,740,013
					(A	)

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$884,721	$317,114	$(269,607)	$(497)	$931,731
Pre-tax distributable earnings/net income	$473,589	$(326,375)	$326,375	$(504,134)	$(30,545)
Total assets	$1,740,013	$—	$—	$67,569	$1,807,582

(A)	Unallocated assets include cash of $169 million and deferred tax assets of $490 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

September 30, 2007 and the Nine Months Then Ended
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$488
Adjust incentive income	(48,316)
Adjust income from the receipt of options	2,006
Other revenues*	45,325
Total adjustments	$(497)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(191,948)
Incentive income received from private equity funds, not subject to contingent repayment	(73,644)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	309,275
Incentive income received from hedge funds, subject to annual performance achievement	(91,999)
Reserve for clawback	—
		(48,316)
Adjust other income
Distributions of earnings from equity method investees**	(13,741)
Earnings (losses) from equity method investees**	(49,762)
Unrealized gains (losses) on options in equity method investees, treated as derivatives	(82,810)
Adjust income from the receipt of options	2,006
		(144,307)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(99,014)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	5,427
		(93,587)
Adjust Principals’ equity-based compensation expense		(612,981)
Adjust non-controlling interests related to Fortress Operating Group units		402,294
Adjust income taxes		(7,237)
Total adjustments		$(504,134)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$(36,946)
Adjust equity investments from cost	24,190
Adjust investments gross of employee portion	72,702
Adjust option investments to intrinsic value	7,623
Total adjustments	$67,569

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended September 30, 2007
Segment revenues
Management fees	$35,133	$44,351	$33,376	$12,131	$—	$124,991
Incentive income	83,592	(210)	9,463	691	—	93,536
Segment revenues – total	$118,725	$44,141	$42,839	$12,822	$—	$218,527
Pre-tax distributable earnings	$82,303	$19,535	$9,994	$4,609	$(5,689)	$110,752

	Fortress Unconsolidated Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues	$218,527	$28,755	$247,282
Pre-tax distributable earnings/net income	$110,752	$(148,309)	$(37,557)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Three Months Ended September 30, 2007
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$163
Adjust incentive income	13,477
Adjust income from the receipt of options	—
Other revenues*	15,115
Total adjustments	$28,755

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(53,126)
Incentive income received from private equity funds, not subject to contingent repayment	(22,168)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	97,333
Incentive income received from hedge funds, subject to annual performance achievement	(8,562)
Reserve for clawback	—
		13,477
Adjust other income
Distributions of earnings from equity method investees**	(1,415)
Earnings (losses) from equity method investees**	(30,514)
Unrealized gains (losses) on options in equity method investees, treated as derivatives	(58,354)
Adjust income from the receipt of options	—
		(90,283)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(31,651)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	19,657
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	5,427
		(6,567)
Adjust Principals’ equity-based compensation expense		(232,048)
Adjust non-controlling interests related to Fortress Operating Group units		154,893
Adjust income taxes		12,219
Total adjustments		$(148,309)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Nine Months Ended September 30, 2006
Segment revenues
Management fees	$59,605	$63,919	$57,240	$23,116	$—	$203,880
Incentive income	96,176	80,135	86,644	11,567	—	274,522
Segment revenues – total	$155,781	$144,054	$143,884	$34,683	$—	$478,402
Pre-tax distributable earnings	$112,433	$109,457	$66,236	$8,966	$(37,919)	$259,173

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$478,402	$913,548	$(207,747)	$(150,735)	$1,033,468
Pre-tax distributable earnings/ net income	$259,173	$3,057,107	$(3,057,107)	$(106,463)	$152,710

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2006
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$(120)
Adjust incentive income	(173,132)
Adjust income from the receipt of options	18,692
Other revenues*	3,825
Total adjustments	$(150,735)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(96,176)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	8,613
Incentive income accrued from hedge funds, subject to annual performance achievment	(85,569)
Reserve for clawback	—
		(173,132)
Adjust other income
Distributions of earnings from equity method investees**	(6,223)
Earnings (losses) from equity method investees**	35,800
Unrealized gains (losses) on options in equity method investees, treated as derivatives	36,897
Adjust income from the receipt of options	18,692
		85,166
Adjust employee compensation
Adjust compensation expense for assigned Castle options	(7,577)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent payment	(2,109)
		(9,686)
Adjust income taxes		(8,811)
Total adjustments		$(106,463)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended September 30, 2006
Segment revenues
Management fees	$21,958	$23,496	$21,208	$8,106	$—	$74,768
Incentive income	—	9,226	33,137	5,098	—	47,461
Segment revenues – total	$21,958	$32,722	$54,345	$13,204	$—	$122,229
Pre-tax distributable earnings	$17,353	$31,831	$28,148	$6,894	$(17,212)	$67,014

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$122,229	$301,647	$(60,803)	$(27,905)	$335,168
Pre-tax distributable earnings/ net income	$67,014	$1,592,772	$(1,592,772)	$(2,309)	$64,705

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Three Months Ended September 30, 2006
Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Agjust management fees*	$(450)
Adjust incentive income	(29,245)
Adjust income from the receipt of options	—
Other revenues*	1,790
Total adjustments	$(27,905)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$—
Incentive income accrued from private equity funds, no longer subject to contingent repayment	3,153
Incentive income accrued from hedge funds, subject to annual performance achievment	(32,398)
Reserve for clawback	—
		(29,245)
Adjust other income
Distributions of earnings from equity method investees**	(1,154)
Earnings (losses) from equity method investees**	25,175
Unrealized gains (losses) on options in equity method investees, treated as derivatives	12,893
Adjust income from the receipt of options	—
		36,914
Adjust employee compensation
Adjust compensation expense for assigned Castle options	(7,642)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent payment	(772)
		(8,414)
Adjust income taxes		(1,564)
Total adjustments		$(2,309)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Castles	Unallocated	Total
Nine Months Ended September 30,
2007	$747	$1,860	$1,926	$633	$1,257	$6,423
2006	$510	$1,317	$1,590	$481	$946	$4,844
Three Months Ended September 30,
2007	$265	$649	$697	$207	$412	$2,230
2006	$173	$451	$550	$162	$322	$1,658

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

11.    SUBSEQUENT EVENTS

In October 2007, Fortress made an additional €37.9 million ($54.1 million) investment in one of its private equity funds, beyond its prior commitment. See Note 6 for more information on this transaction.

In October 2007, Fortress committed to invest, alongside certain of Fortress’s private equity funds known as the Drawbridge Long Dated Value Funds (including a newly formed Drawbridge Long Dated Value Co-Invest Fund), in companies that recently acquired a portfolio of intellectual property. In connection with this, Fortress, its affiliates and employees committed approximately €80 million ($114 million) of the total commitments to this investment. The transaction is subject to regulatory clearance and is expected to close in the fourth quarter.

12.    PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma balance sheet information as of December 31, 2006 has been prepared as if this transaction had occurred on December 31, 2006. The unaudited pro forma statement of operations and statement of cash flows information for the nine months September 30, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

The primary effects of the deconsolidation transaction on Fortress’s financial position, results of operations and liquidity are the following:

•	Fortress no longer records on its balance sheet and statement of operations the gross assets, liabilities, revenues, expenses and other income of the deconsolidated Fortress Funds, along with the related interests of the fund investors in the equity and net income of these funds.

•	Fortress reflects its investment in these funds on its balance sheet using the equity method of accounting, rather than eliminating the investment in consolidation.

•	Fortress will include the management fees and incentive income earned from these funds on its statement of operations rather than eliminating the revenue in consolidation.

•	Fortress will record its equity in the income of these funds using the equity method of accounting. However, it will not record any equity in income arising from incentive income arrangements to the extent that the incentive income is subject to contingent repayment until the contingency is resolved. Therefore, Fortress no longer needs to record deferred incentive income with respect to these funds for incentive income that it is not yet distributed.

•	Fortress will also remove the cash flow activities of the deconsolidated funds from its statement of cash flows and replace them with its cash contributions to and distributions from the deconsolidated funds, which previously were eliminated in consolidation. This would not have any effect on Fortress’s overall net change in cash for the period; however, it would result in significant changes to Fortress’s operating, investing and financing cash flow categories.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the balance sheet information are as follows:

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Nine Months Ended September 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$286,956	$53,072	$340,028
Incentive income from affiliates	283,879	211,682	495,561
Other revenues	51,866	(3,232)	48,634
Interest and dividend income – investment company holdings	309,030	(309,030)	—
	931,731	(47,508)	884,223
Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	26,016	—	26,016
Compensation and benefits	507,003	(9,805)	497,198
Principals agreement compensation	612,981	—	612,981
General, administrative and other	80,320	(22,024)	58,296
Depreciation and amortization	6,423	—	6,423
	1,365,363	(164,449)	1,200,914
Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	831	—	831
Net realized gains from affiliate investments	143,017	—	143,017
Net unrealized gains (losses)	(2,597)	—	(2,597)
Net unrealized gains (losses) from affiliate investments	(221,745)	—	(221,745)
Earnings (losses) from equity method investees	(23,289)	3,231	(20,058)
	(751,260)	650,708	(100,552)
Income (loss) before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(1,184,892)	767,649	(417,243)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	854,550	(460,615)	393,935
Income (Loss) Before Income Taxes	(23,308)	—	(23,308)
Income tax expense	(7,237)	—	(7,237)
Net Income (Loss)	$(30,545)	$—	$(30,545)

The pro forma deconsolidated net gains and losses disclosed above of ($80.5 million) include approximately ($79.3 million) of loss on Eurocastle options, $2.9 million of gains on deferred fee arrangements and ($3.5 million) of impairment loss on Newcastle options.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Nine Months Ended September 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income (loss)	$(30,545)	$—	$(30,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,423	—	6,423
Other amortization and accretion	1,876	(483)	1,393
(Earnings) losses from equity method investees	23,289	(3,231)	20,058
Distributions of earnings from equity method investees	9,765	3,231	12,996
(Gains) losses from investments	727,971	(647,477)	80,494
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(355,381)	307,034	(48,347)
Principals’ and others’ interests in income of consolidated subsidiaries	(854,550)	460,615	(393,935)
Deferred tax expense	(16,775)	—	(16,775)
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	4,627	—	4,627
Equity-based compensation	713,850	—	713,850
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	562,731	87,199	649,930
Receivables from brokers and counterparties and other assets	(23,024)	32,131	9,107
Due to affiliates	(6,392)	8,594	2,202
Accrued compensation and benefits	48,174	(144)	48,030
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	118,098	(87,935)	30,163
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—
Net cash provided by (used in) operating activities	(945,194)	2,018,574	1,073,380
Cash Flows From Investing Activities
Purchase of other loan and security investments	(10,578)	—	(10,578)
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(560,272)	(148,812)	(709,084)
Proceeds from sale of equity method investments	29,071	—	29,071
Distributions of capital from equity method investees	115,190	22,685	137,875
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(8,907)	125	(8,782)
Proceeds from disposal of fixed assets	2,532	—	2,532
Net cash used in investing activities	(432,515)	(126,002)	(558,517)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,999,070	(1,564,070)	435,000
Repayments of debt obligations	(2,010,025)	1,312,872	(697,153)
Payment of deferred financing costs	(6,813)	660	(6,153)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(43,237)	—	(43,237)
Fortress Operating Group capital distributions to Principals	(415,876)	—	(415,876)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,249,847	(3,205,436)	44,411
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,939,554)	1,563,402	(376,152)
Net cash provided by (used in) financing activities	1,486,081	(1,892,572)	(406,491)
Net Increase in Cash and Cash Equivalents	108,372	—	108,372
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120
Cash and Cash Equivalents, End of Period	$169,492	$—	$169,492

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

NOTE 13 — CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended, September 30, 2007. The statement of operations and statement of cash flows are presented on a pro forma basis for the effects of the deconsolidation as described in Note 12.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of September 30, 2007
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$152,917	$16,575	$—	$169,492
Due from affiliates	39,872	5,037	(5,037)	39,872
Other investments
Loans and securities	11,327	—	—	11,327
Equity method investees	990,441	79,191	(79,191)	990,441
Options in affiliates	48,351	—	—	48,351
Deferred tax asset	5,806	483,995	—	489,801
Other assets	58,298	—	—	58,298
	$1,307,012	$584,798	$(84,228)	$1,807,582
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$19,269	$390,383	$—	$409,652
Accrued compensation and benefits	192,589	—	—	192,589
Dividends payable	5,037	21,285	(5,037)	21,285
Other liabilities	64,957	5,620	—	70,577
Deferred incentive income	177,450	—	—	177,450
Derivative liabilities, at fair value	5,132	—	—	5,132
Other debt obligations payable	425,000	—	—	425,000
	889,434	417,288	(5,037)	1,301,685
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	76,504	—	261,883	338,387
Members’/Shareholders’ Equity (B)
Members’/Shareholders’ equity (B)	347,696	169,050	(347,696)	169,050
Accumulated other comprehensive income	(6,622)	(1,540)	6,622	(1,540)
	341,074	167,510	(341,074)	167,510
	$1,307,012	$584,798	$(84,228)	$1,807,582

(A)	Other than Fortress Operating Group
(B)	Represents shareholders’ paid-in capital and retained earnings in the last column.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The consolidating pro forma statement of operations information is as follows:

	Nine Months Ended September 30, 2007
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$340,028	$—	$—	$340,028
Incentive income from affiliates	495,561	—	—	495,561
Other revenues	48,596	38	—	48,634
	884,185	38	—	884,223
Expenses
Interest expense	26,016	—	—	26,016
Compensation and benefits	497,198	—	—	497,198
Principals agreement compensation	612,981	—	—	612,981
General, administrative and other	58,296	—	—	58,296
Depreciation and amortization	6,423	—	—	6,423
	1,200,914	—	—	1,200,914
Other Income
Gains (losses) from investments
Net realized gains	831	—	—	831
Net realized gains from affiliate investments	143,017	—	—	143,017
Net unrealized gains (losses)	(2,597)	—	—	(2,597)
Net unrealized gains (losses) from affiliate investees	(221,745)	—	—	(221,745)
Earnings (losses) from equity method investees	(20,058)	(155,775)	155,775	(20,058)
	(100,552)	(155,775)	155,775	(100,552)
Income (Loss) Before Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(417,281)	(155,737)	155,775	(417,243)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	(8,359)	—	402,294	393,935
Income Before Income Taxes	(425,640)	(155,737)	558,069	(23,308)
Income tax benefit (expense)	968	(8,205)	—	(7,237)
Net Income	$(424,672)	$(163,942)	$558,069	$(30,545)

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2007
(dollars in tables in thousands, except share data)

The consolidating pro forma statement of cash flows information is as follows:

	Nine Months Ended September 30, 2007
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(424,672)	$(163,942)	$558,069	$(30,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,423	—	—	6,423
Other amortization and accretion	1,393	—	—	1,393
(Earnings) losses from equity method investees	20,058	155,775	(155,775)	20,058
Distributions of earnings from equity method investees	12,996	—	—	12,996
(Gains) losses from investments	80,494	—	—	80,494
Recognition of deferred incentive income	(156,326)	—	—	(156,326)
Deferred incentive income	(48,347)	—	—	(48,347)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	8,359	—	(402,294)	(393,935)
Deferred tax expense	(12,190)	(4,585)	—	(16,775)
Options received from affiliates	(2,006)	—	—	(2,006)
Assignments of options to employees	4,627	—	—	4,627
Equity-based compensation	713,850	—	—	713,850
Cash flows due to changes in
Due from affiliates	649,930	5,037	(5,037)	649,930
Receivables from brokers and counterparties and other assets	13,692	(4,585)	—	9,107
Due to affiliates	2,202	—	—	2,202
Accrued compensation and benefits	48,030	—	—	48,030
Deferred incentive income	142,041	—	—	142,041
Due to brokers and counterparties and other liabilities	19,959	5,167	5,037	30,163
Net cash provided by (used in) operating activities	1,080,513	(7,133)	—	1,073,380
Cash Flows From Investing Activities
Purchase of other loan and security investments	(10,578)	—	—	(10,578)
Proceeds from sale of other loan and security investments	317	—	—	317
Contributions to equity method investees	(709,084)	(1,540,669)	1,540,669	(709,084)
Proceeds from sale of equity method investments	29,071	—	—	29,071
Distributions of capital from equity method investees	137,875	59,055	(59,055)	137,875
Cash received on settlement of derivatives	132	—	—	132
Purchase of fixed assets	(8,782)	—	—	(8,782)
Proceeds from disposal of fixed assets	2,532	—	—	2,532
Net cash used in investing activities	(558,517)	(1,481,614)	1,481,614	(558,517)
Cash Flows From Financing Activities
Borrowings under debt obligations	435,000	—	—	435,000
Repayments of debt obligations	(697,153)	—	—	(697,153)
Payment of deferred financing costs	(6,153)	—	—	(6,153)
Issuance of Class A shares to Nomura	—	888,000	—	888,000
Issuance of Class A shares in initial public offering	—	729,435	—	729,435
Costs related to initial public offering	—	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(271,062)	(35,347)	263,172	(43,237)
Capital contributions	652,669	—	(652,669)	—
Fortress Operating Group capital distributions to Principals	(415,876)	—	—	(415,876)
Purchase of Fortress Operating Group units from Principals	—	—	(888,000)	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	44,411	—	—	44,411
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(172,035)	—	(204,117)	(376,152)
Net cash provided by (used in) financing activities	(430,199)	1,505,322	(1,481,614)	(406,491)
Net Increase in Cash and Cash Equivalents	91,797	16,575	—	108,372
Cash and Cash Equivalents, Beginning of Period	61,120	—	—	61,120
Cash and Cash Equivalents, End of Period	$152,917	$16,575	$—	$169,492

(A)	Other than Fortress Operating Group

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated and combined financial statements and the related notes (referred to as ‘‘consolidated financial statements’’ or ‘‘historical consolidated financial statements’’) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, ‘‘Risk Factors’’ and elsewhere in this Quarterly Report on Form 10-Q.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the nine months ended September 30, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information.’’

General

Our Business

Fortress is a leading global alternative asset manager with approximately $39.9 billion in AUM as of September 30, 2007. We raise, invest and manage private equity funds, hedge funds and publicly traded alternative investment vehicles. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of September 30, 2007, we managed approximately $39.9 billion of alternative assets in three core businesses:

Private Equity Funds — a business that manages approximately $20.9 billion of AUM that primarily makes significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons;

Hedge Funds — a business that manages approximately $15.9 billion of AUM comprised of two business segments; (i) hybrid hedge funds — which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and

Publicly Traded Alternative Investment Vehicles, which we refer to as ‘‘Castles’’ — approximately $3.1 billion of aggregate market capitalization in two publicly traded companies managed by us. The Castles currently invest primarily in real estate and real estate debt investments.

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

Management makes operating decisions and assesses performance with regard to each of our primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis, even for periods prior to the deconsolidation. Management also assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals) and income tax expense.

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

Public Company Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles whose initial public offering was sponsored directly by us. Our funds’ investments (including those of hedge funds) in these public companies include $3.1 billion of unrealized gains based on their stock prices as of September 28, 2007. Our share of those profits, which we call our private equity unrealized ‘‘public company surplus,’’ represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized on a distributable earnings basis will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly less, a function of market conditions at those times.

Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share	USD Market Value(2)
		(in thousands)	(September 28, 2007)	(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$12.75	$281,138
GAGFAH (FSE: GFJ)	10/06	150,320	€13.80	2,959,563
Aircastle Limited (NYSE: AYR)	8/06	34,933	$33.42	1,167,456
Brookdale Senior Living (NYSE: BKD)	11/05	61,268	$39.81	2,439,095
Mapeley Limited (LSE: MAY)	6/05	15,631	£21.10	675,215
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€24.27	296,794
Total				$7,819,261

Potential USD Proceeds	$7,819,261
Cost Basis (including debt) as of September 28, 2007	4,743,858
Total Potential Unrealized Gains(3)	$3,075,403
Incentive Income Paying %	94.52%
Incentive Income Eligible Dollars	$2,906,822
Maximum Eligible Incentive Income %	20.00%
Total Potential Incentive Income	$581,364
Fortress Retained % of Incentive Income(4)	64.41%
Potential Incentive Income to Fortress Operating Group (unrealized public company surplus)(5)	$374,474
Potential Incentive Income to Fortress Operating Group adjusted for certain non-public investment write-downs	$361,829
Incentive Income Proceeds (year-to-date)(6)	$161,217

(1)	Includes shares owned in hedge funds.
(2)	Foreign exchange rates are as of September 28, 2007. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.
(3)	Assumes all incentive income thresholds specified in applicable fund agreements are met.
(4)	Represents percentage of incentive income not payable to employees.
(5)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Part II, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on our Class A shares.’’
(6)	The amount of unrealized surplus was reduced by: (i) approximately $104.7 million in January 2007 as a result of the distribution of proceeds from a financing arrangement entered into by certain Fortress Funds which own shares of GAGFAH and (ii) approximately $56.5 million in July 2007 as a result of the sale of Crown Castle International shares.

Market Considerations

Our revenues consist principally of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, which in turn depends on our ability to successfully invest our funds’ capital. The primary market factors that impact this are:

•	The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract is a driver of our AUM, as are our returns, which in turn drive the fees we earn.

•	The strength and liquidity of the U.S. and relevant global equity markets generally, and the IPO market specifically, which affect our ability to increase the value of our equity positions in our private equity portfolio companies.

•	The strength and liquidity of the U.S. and relevant global debt markets. Our funds make investments in debt instruments which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make acquisitions. Our funds utilize leverage in order to increase investment returns which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.

•	Volatility within the markets. Volatility within the debt and equity markets, as well as within the commodity market to a limited extent, increases opportunities for investments within each of our segments, and directly impacts the performance of our liquid hedge funds.

•	Other than in our liquid hedge funds, we benefit from stable interest rate and foreign currency exchange rate markets. The direction of the impact of changes in interest rates or foreign currency exchange rates on our liquid hedge funds is dependent on their expectations and the related direction of their investments at such time; therefore, historical trends in these markets are not necessarily indicative of future performance in these funds.

For the most part, we believe the trends in these factors have created a favorable investment environment for our funds.

•	In recent years, the U.S. economy and capital markets have been robust, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets, although U.S. debt markets have recently experienced a tightening of available credit beginning in the third quarter of 2007.

•	Institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

•	Allocations of capital to the alternative investment sector are also dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. This, in turn, is also dependent on the interest rate and credit spread markets; as interest rates rise and/or spreads widen, returns available on other investments would tend to increase, which could slow capital flow to the alternative investment sector. In recent years, we have experienced relatively steady and historically low interest rates and tight credit spreads during the periods presented, which has been favorable to our business. However, market developments in the third quarter of 2007, which are discussed in more detail below, have caused credit spreads to widen. Credit spreads represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR.

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

In the first three quarters of 2007, the per share market prices of the investments held by our private equity funds in European public companies have decreased substantially. This, in turn, has contributed to a decrease in our public company surplus as described above under ‘‘—Public Company Surplus.’’ We believe these decreases are a result of a general downturn in demand for real estate company stocks rather than of a change in the strength of the underlying companies.

In recent months, disruption in the subprime mortgage lending sector has adversely affected the financial markets. In particular, the effects of the disruption have expanded beyond the subprime mortgage lending sector during the third quarter to affect the U.S. and other credit markets generally, primarily those markets tied to credit and corporate and real estate related fixed income securities. This disruption has negatively impacted the financial markets in which we operate in a number of ways:

•	We have benefited in recent years from relatively tight interest rate spreads. Tight spreads have allowed us and the funds we manage to obtain financing for investments at attractive rates. Over the past several months, interest rate spreads have widened significantly. This widening will typically increase our costs when financing our investments using debt, which in turn reduces the net return we can earn on those investments.

•	Moreover, there currently appears to be less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin collateral requirements imposed by lenders on some types of investments, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we and the funds we manage have sufficient liquidity in the current market environment.

•	A number of financial institutions have been required to provide additional margin collateral as collateral to support their obligations under their existing investments. With respect to certain assets within various Fortress Funds, the relevant funds have posted a substantial amount of margin collateral.

We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. The direct effects of the subprime market disruption to date have been limited to: (i) a reduction in the value of two of our fund investments, by an aggregate of $13.4 million, and (ii) the discontinuance of incentive income from one of our funds for an indeterminate period of time.

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

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare the pro forma results of our operations for the nine and three months ended September 30, 2007 and 2006 on a deconsolidated basis. The pro forma results will be the basis of the discussion in this section.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$286,956	$53,072	$340,028	$106,883	$115,566	$222,449	$117,579
Incentive income from affiliates	283,879	211,682	495,561	94,391	6,999	101,390	394,171
Other revenues	51,866	(3,232)	48,634	53,743	(49,913)	3,830	44,804
Interest and dividend income – investment company holdings	309,030	(309,030)	—	778,451	(778,451)	—	—
	931,731	(47,508)	884,223	1,033,468	(705,799)	327,669	556,554
Expenses
Interest expense	158,636	(132,620)	26,016	427,048	(400,383)	26,665	(649)
Compensation and benefits	507,003	(9,805)	497,198	269,278	(36,301)	232,977	264,221
Principals agreement compensation	612,981	—	612,981	—	—	—	612,981
General, administrative and other (including depreciation and amortization)	86,743	(22,024)	64,719	76,572	(37,354)	39,218	25,501
	1,365,363	(164,449)	1,200,914	772,898	(474,038)	298,860	902,054
Other Income (Loss)
Gains (losses) – investment company holdings	(647,477)	647,477	—	2,681,754	(2,681,754)	—	—
Gains (losses) – other investments	(80,494)	—	(80,494)	94,873	4,258	99,131	(179,625)
Earnings (losses) from equity method investees	(23,289)	3,231	(20,058)	3,412	43,010	46,422	(66,480)
	(751,260)	650,708	(100,552)	2,780,039	(2,634,486)	145,553	(246,105)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(1,184,892)	767,649	(417,243)	3,040,609	(2,866,247)	174,362	(591,605)
Deferred incentive income	307,034	(307,034)	—	(475,655)	475,655	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	854,550	(460,615)	393,935	(2,403,346)	2,390,504	(12,842)	406,777
Income Before Income Taxes	(23,308)	—	(23,308)	161,608	(88)	161,520	(184,828)
Income tax expense	(7,237)	—	(7,237)	(8,898)	88	(8,810)	1,573
Net Income	$(30,545)	$—	$(30,545)	$152,710	$—	$152,710	$(183,255)

		Three Months Ended September 30, 2006
	Three Months Ended September 30, 2007	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$124,991	$32,339	$41,983	$74,322	$50,669
Incentive income from affiliates	106,690	18,620	(404)	18,216	88,474
Other revenues	15,601	18,244	(16,455)	1,789	13,812
Interest and dividend income – investment company holdings	—	265,965	(265,965)	—	—
	247,282	335,168	(240,841)	94,327	152,955
Expenses
Interest expense	7,285	162,163	(148,505)	13,658	(6,373)
Compensation and benefits	101,703	85,833	(17,506)	68,327	33,376
Principals agreement compensation	232,048	—	—	—	232,048
General, administrative and other (including depreciation and amortization)	19,642	23,101	(8,125)	14,976	4,666
	360,678	271,097	(174,136)	96,961	263,717
Other Income (Loss)
Gains (losses) – investment company holdings	—	1,264,429	(1,264,429)	—	—
Gains (losses) – other investments	(58,198)	39,899	4,258	44,157	(102,355)
Earnings (losses) from equity method investees	(30,716)	992	28,400	29,392	(60,108)
	(88,914)	1,305,320	(1,231,771)	73,549	(162,463)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(202,310)	1,369,391	(1,298,476)	70,915	(273,225)
Deferred incentive income	—	(214,248)	214,248	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	152,534	(1,088,810)	1,084,162	(4,648)	157,182
Income (Loss) Before Income Taxes	(49,776)	66,333	(66)	66,267	(116,043)
Income tax benefit (expenses)	12,219	(1,628)	66	(1,562)	13,781
Net Income (Loss)	$(37,557)	$64,705	$—	$64,705	$(102,262)

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds;

•	growth of our fund management and investment platform and our compensation structure to sustain that growth; and

•	the income tax expense as a result of our reorganization which occurred in 2007.

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 539 employees as of September 30, 2006 to 774 employees as of September 30, 2007. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’ as a means to provide an additional financial incentive to retain our existing and future employees.

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

The amount of income taxes that we may be required to pay could increase significantly if legislation recently introduced in the United States is passed in its proposed form. In June 2007,

legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation did not include any corresponding exemption period. In addition, legislation has been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of taxing income recognized from ‘‘carried interests’’ as ordinary income. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part II, Item IA, ‘‘Risk Factors — Risks Related to Taxation — Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.’’

Revenues

	Nine Months Ended September 30,
	2007 (A)	2006 (A)	Variance
Management fees from affiliates	$340,028	$222,449	$117,579
Incentive income from affiliates	495,561	101,390	394,171
Other revenues	48,634	3,830	44,804
Total Revenue	$884,223	$327,669	$556,554

	Three Months Ended September 30,
	2007	2006 (A)	Variance
Management fees from affiliates	$124,991	$74,322	$50,669
Incentive income from affiliates	106,690	18,216	88,474
Other revenues	15,601	1,789	13,812
Total Revenue	$247,282	$94,327	$152,955

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, revenues increased as a result of the following:

Management fees from affiliates increased by $117.6 million primarily due to the net effect of increases in average management fee-paying AUM of $5.4 billion, $2.5 billion and $2.7 billion in our private equity funds, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average management fee-paying AUM drove $125.7 million of additional management fees. This increase was partially offset by a decrease of $16.7 million in management fees related to options that were received from our Castles as compensation for services performed in raising capital.

Incentive income from affiliates increased by $394.2 million primarily as a result of $309.3 million of incentive income recognized from our private equity funds for the nine months ended September 30, 2007, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $8.6 million of incentive income accrued for one of our private equity funds for the nine months ended September 30, 2006, which was not subject to contingencies. Furthermore, our liquid hedge funds contributed an additional increase of $77.4 million in incentive income primarily from growth of average fee-paying AUM and higher returns.

Other revenues increased by $44.8 million primarily due to $32.3 million of additional expenses that were reimbursed to us by our funds, which are recorded gross on our statement of operations and interest income which increased by $9.1 million.

Three months ended September 30

For the three months ended September 30, 2007 compared with the three months ended September 30, 2006, revenues increased as a result of the following:

Management fees from affiliates increased by $50.7 million primarily due to the net effect of increases in average management fee-paying AUM of $4.6 billion, $3.2 billion and $3.0 billion in our private equity funds, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average management fee-paying AUM drove $47.4 million of additional management fees.

Incentive income from affiliates increased by $88.5 million primarily as a result of $97.3 million of incentive income recognized from our private equity funds for the three months ended September 30, 2007, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $3.2 million of incentive income accrued for one of our private equity funds for the three months ended September 30, 2006, which was not subject to contingencies. The net increase in incentive income from our private equity funds was partially offset by an $11.1 million reduction in the incentive income earned from our liquid hedge funds, due to lower returns.

Other revenues increased by $13.8 million primarily due to $11.9 million of additional expenses that were reimbursed to us by our funds, which are recorded gross on our statement of operations.

Expenses

In the analysis below, general, administrative and other expenses include depreciation and amortization.

	Nine Months Ended September 30,
	2007 (A)	2006 (A)	Variance
Interest expense	$26,016	$26,665	$(649)
Compensation and benefits	497,198	232,977	264,221
Principals agreement compensation	612,981	—	612,981
General, administrative and other (including depreciation and amortization)	64,719	39,218	25,501
Total Expenses	$1,200,914	$298,860	$902,054

	Three Months Ended September 30,
	2007	2006 (A)	Variance
Interest expense	$7,285	$13,658	$(6,373)
Compensation and benefits	101,703	68,327	33,376
Principals agreement compensation	232,048	—	232,048
General, administrative and other (including depreciation and amortization)	19,642	14,976	4,666
Total Expenses	$360,678	$96,961	$263,717

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, total expenses increased as a result of the following:

Interest expense decreased by $0.6 million primarily due to a reduction in our weighted average interest rate from 7.54% for the nine months ended September 30, 2006 to 6.85% for the nine months ended September 30, 2007, decreasing interest expense by $2.1 million. This decrease was partially offset by an increase in the weighted average debt outstanding under Fortress Operating Group’s credit facility from $383.3 million for the nine months ended September 30, 2006 to $411.6 million for the nine months ended September 30, 2007, increasing interest expense by $1.6 million.

Compensation and benefits increased by $264.2 million primarily due to profit-sharing compensation, equity-based compensation and growth in our employee population of $94.3 million, $91.4 million and $42.5 million, respectively. Profit-sharing compensation increased due largely to significant private equity realization events in the first and second quarters of 2007 and increased profit from our liquid hedge funds. The increase in equity-based compensation to employees was primarily related to the restricted stock units and LTIP award as described in Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation.’’ In addition, our average headcount for the nine months ended September 30, 2007 grew 45% compared to the nine months ended September 30, 2006.

Principals agreement compensation was $613.0 million for the nine months ended September 30, 2007. In connection with the initial public offering, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who are employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million will be charged to compensation expense on a straight-line basis over the five-year period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses increased by $25.5 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and professional fees and consulting fees relating to our transition to a public company.

Three months ended September 30

For the three months ended September 30, 2007 compared with the three months ended September 30, 2006, total expenses increased as a result of the following:

Interest expense decreased by $6.4 million primarily due to a reduction in our weighted average debt outstanding under Fortress Operating Group’s credit facility from $676.4 million for the three months ended September 30, 2006 to $364.1 million for the three months ended September 30, 2007, decreasing interest expense by $5.9 million.

Compensation and benefits increased by $33.4 million primarily due to equity-based compensation and growth in our employee population of $24.0 million and $16.1 million, respectively. The increase to equity-based compensation to employees was primarily related to the restricted stock units and LTIP award. Average headcount for the three months ended September 30, 2007 grew 44% compared to the three months ended September 30, 2006. These increases were partially offset by a decrease to profit sharing compensation due primarily to decreased profit from our hybrid and liquid hedge funds.

Principals agreement compensation was $232.0 million for the three months ended September 30, 2007. This expense is related to the Principals agreement as described above.

General, administrative and other expenses increased by $4.7 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and shareholder expenses related to being a public company.

Future Compensation Expense

We will further recognize, in the future, non-cash compensation expense on our non-vested equity-based awards of $750.1 million with a weighted average recognition period of 5.27 years.

Other Income

	Nine Months Ended September 30,
	2007 (A)	2006 (A)	Variance
Gains (losses) – other investments	$(80,494)	$99,131	$(179,625)
Earnings from equity method investees	(20,058)	46,422	(66,480)
Total Other Income	$(100,552)	$145,553	$(246,105)

	Three Months Ended September 30,
	2007	2006 (A)	Variance
Gains (losses) – other investments	$(58,198)	$44,157	$(102,355)
Earnings from equity method investees	(30,716)	29,392	(60,108)
Total Other Income	$(88,914)	$73,549	$(162,463)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months, the $246.1 million decrease in other income was primarily driven by: (i) a decrease in the value of our options in one of our Castles due to a decline in the relative performance of the underlying stock price of $116.9 million between the nine month periods, (ii) lower gains from our deferred fee arrangements as they were terminated prior to our initial public offering of $61.4 million and (iii) a decrease in the earnings on our investments in our funds of $66.5 million.

Three months ended September 30

For the three months, the $162.5 million decrease in other income was primarily driven by: (i) a decrease in the value of our options in one of our Castles due to a decline in the relative performance of the underlying stock price of $68.2 million between the three month periods, (ii) lower gains from our deferred fee arrangements as they were terminated prior to our initial public offering of $30.3 million, and (iii) a decrease in the earnings on our investments in our funds of $60.1 million.

Income Tax Benefit (Expense)

For the nine and three months ended September 30, 2007 compared with nine and three months ended September 30, 2006, income tax expense decreased by $1.6 million and $13.8 million, respectively. The primary reason for the decrease in tax expense is due to a decrease in income before income taxes. Our income tax status was affected by our reorganization (see Note 1 to Part I, Item 1, ‘‘Financial Statements — Organization and Basis of Presentation’’). Prior to our reorganization, we were generally not subject to U.S. federal income tax, with the exception of one subsidiary. Some subsidiaries were subject to New York City unincorporated business tax (‘‘UBT’’) at a statutory rate of 4%. Certain subsidiaries were subject to income tax in the foreign countries in which they conduct business. After our reorganization, FIG Corp., one of our wholly owned corporate subsidiaries, is taxed as a corporation for U.S. federal income tax purposes at a statutory rate of 35% on its share of income from Fortress Operating Group. Additionally, FIG Corp. is subject to state and local corporate income tax. Our effective tax rate after the reorganization is not comparable to our effective tax rate in 2006, before the reorganization.

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

As mentioned above, results of operations for each of our segments are reflected on an unconsolidated basis, even for periods prior to the deconsolidation. Management also assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals) and income tax expense.

Distributable earnings is GAAP net income adjusted for the following items:

i.	adding a measure of incentive income which is subject to contingent repayment but for which collectibility is reasonably assured because management believes the likelihood of clawback is remote;

ii.	modifying the timing of recognition of compensation expense related to employee profit sharing in incentive income to match the timing of the recognition of the related revenue, which is not matched under GAAP;

iii.	recording income from equity method investees only to the extent it has been realized. While equity method income is a meaningful measure of the operating performance of equity method investees, it is not a measure of currently recognizable income for us as we are holding the interests in our funds for long-term investment purposes. Since any difference between our share of their GAAP income and the distributions we receive is unlikely to be realized until a liquidation transaction occurs, adjusting this income to delay recognition of our equity in undistributed earnings until it is realized is consistent with the principles of distributable earnings;

iv.	only recording income from options received once they are exercised and the underlying shares sold, since the timing and amount of economic gain which may be realized from options held in equity method investees is highly uncertain and the GAAP valuation of such options is not a reliable measure of sustainable earnings; and

v.	adding back our equity-based compensation because it does not require settlement by the future transfer or use of assets and therefore does not impact our analysis of earnings which will be available for potential distributions.

Distributable earnings for our existing businesses is equal to net income adjusted as follows:

•	Incentive Income

(i)	a.	for Fortress Funds which are private equity funds, adding (a) incentive income paid (or declared as a distribution) to us, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP, based on the accounting method described in ‘‘— Critical Accounting Policies — Revenue Recognition on Incentive Income,’’

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

Private Equity Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$97,749	$59,605	$38,144	$35,133	$21,958	$13,175
Incentive Income	273,890	96,176	177,714	83,592	—	83,592
Segment revenues – total	$371,639	$155,781	$215,858	$118,725	$21,958	$96,767
Pre-tax distributable earnings	$258,507	$112,433	$146,074	$82,303	$17,353	$64,950

Nine months ended September 30

Pre-tax distributable earnings increased by $146.1 million mainly due to:

–	a $38.1 million increase in management fees. Management fees increased mainly due to $51.3 million of management fees generated by the creation of new private equity funds, most notably Fund V, Fund IV, Fortress Holiday Investment Fund (‘‘FHIF’’), Fortress Intrawest Coinvestment Fund (‘‘FICO’’) and Fund IV Coinvestment Fund (‘‘Fund IV Co’’). These increases to management fees were partially offset by a decrease of $5.3 million in management fees collected from Fund II as a result of distributions to investors, as well as decreases of $4.9 million and $2.8 million from Fund IV and Fund III, respectively, as a consequence of the creation of Fund V in May of 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments), and the creation of Fund IV in March 2006 (which caused the management fees from Fund III to be based on invested capital rather than capital commitments);

–	a $113.5 million net increase in incentive income. Incentive income grew by $177.7 million partially offset by a corresponding increase in the employees’ share of incentive income of $64.2 million reflected as profit sharing compensation expense. The increase of $177.7 million of incentive income was the result of proceeds distributed in relation to realization events by our private equity funds’ investments in a residential housing company and Crown Castle International during the nine months ended September 30, 2007, net of proceeds distributed from realization events by our private equity funds’ investments in Brookdale that occurred during the nine months ended September 30, 2006;

–	a $13.0 million increase in operating expenses mainly driven by an increase in headcount; and

–	a $6.4 million increase in investment income primarily as a result of our share in the realized gains from the aforementioned private equity funds’ investments in a residential housing company and Crown Castle International during the nine months ended September 30, 2007, net of the gains related to Brookdale during the nine months ended September 30, 2006.

Three months ended September 30

Pre-tax distributable earnings increased by $65.0 million mainly due to:

–	a $13.2 million increase in management fees. Management fees increased primarily due to a $22.6 million increase related to the creation of new private equity funds, most notably Fund V, FHIF, Fund IV Co, FICO and Fortress Florida East Coinvestment Fund (‘‘Florida Co’’). These increases to management fees were partially offset by a decrease of $4.9 million from Fund IV as a consequence of the creation of Fund V in May of 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments), as well as a combined decrease of $3.1 million in management fees collected from Fund II, GAGACQ and Fortress Residential Investment Deutschland (‘‘FRID’’) as a result of distributions to investors;

–	a $56.5 million net increase in incentive income. Incentive income grew by $83.6 million partially offset by a corresponding increase in the employees’ share of incentive income of $27.1 million reflected as profit sharing compensation expense. The increase of $83.6 million of incentive income was the result of proceeds distributed in relation to the realization event with respect to Crown Castle International during the three months ended September 30, 2007, with no offsetting realization event during the three months ended September 30, 2006; and

–	a $4.3 million increase in operating expenses mainly driven by an increase in headcount.

Liquid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$113,692	$63,919	$49,773	$44,351	$23,496	$20,855
Incentive Income	157,989	80,135	77,854	(210)	9,226	(9,436)
Segment revenues – total	$271,681	$144,054	$127,627	$44,141	$32,722	$11,419
Pre-tax distributable earnings	$131,637	$109,457	$22,180	$19,535	$31,831	$(12,296)

Nine months ended September 30

Pre-tax distributable earnings increased by $22.2 million mainly due to:

–	a $43.3 million net increase in management fees. Management fees increased by $49.8 million partially offset by a corresponding increase in the employees’ share of management fees of $6.5 million. The net increase was primarily a result of the growth in average management fee paying AUM and an increase in the average management fee percentage earned, which drove $39.0 million and $8.9 million of additional management fees, respectively;

–	a $49.9 million net increase to incentive income. Incentive income increased by $77.9 million partially offset by a corresponding increase in the employees’ share of incentive income of $28.0 million, reflected as profit sharing compensation expense. The $77.9 million increase in incentive income is primarily attributable to an increase in average AUM eligible for incentive income and higher returns, which contributed increases of $48.2 million and $28.5 million, respectively;

–	a $21.6 million increase in operating expenses mainly due to an increase in headcount; and

–	a $49.4 million decrease in investment income. This decline is mainly attributable to the distribution of previously earned fees which had generated $52.4 million of income for the nine months ended September 30, 2006, compared to $2.9 million for the nine months ended September 30, 2007.

Three months ended September 30

Pre-tax distributable earnings decreased by $12.3 million mainly due to:

–	an $18.1 million net increase to management fees. Management fees increased by $20.9 million partially offset by a corresponding increase in the employees’ share of management fees of $2.8 million. This increase was mainly the result of the growth in average management fee paying AUM, which resulted in an increase in management fees of $17.1 million;

–	a $3.7 million net increase in incentive income. Incentive income decreased by $9.4 million offset by a corresponding decrease in the employees’ share of incentive income of $13.1 million, reflected as profit sharing compensation expense. The $9.4 million decrease in incentive income is attributable to a $17.8 million decrease in incentive income due to lower performance of one of the funds, partially offset by an increase in average AUM eligible for incentive income, which contributed an increase of $6.7 million. The corresponding $13.1 million decrease in profit sharing compensation expense was higher than the base incentive income decrease of $9.4 million due to a reduction in profit sharing for certain individuals’ trading performance during the three months ended September 30, 2007;

–	a $5.7 million increase in operating expenses mainly driven by an increase in headcount; and

–	a $28.5 million decrease in investment income. This decrease is mainly due to income from the distribution of previously earned fees which had generated $24.3 million of income for the three months ended September 30, 2006, and no income for the three months ended September 30, 2007.

Hybrid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$94,096	$57,240	$36,856	$33,376	$21,208	$12,168
Incentive Income	93,832	86,644	7,188	9,463	33,137	(23,674)
Segment revenues – total	$187,928	$143,884	$44,044	$42,839	$54,345	$(11,506)
Pre-tax distributable earnings	$81,710	$66,236	$15,474	$9,994	$28,148	$(18,154)

Nine months ended September 30

Pre-tax distributable earnings increased by $15.5 million mainly due to:

–	a $36.9 million increase in management fees. The increase to management fees was mainly a result of growth in average management fee paying AUM, which drove a $32.3 million increase. In addition, Fortress Partners Fund generated $3.5 million of management fees for the six months ended June 30, 2007 which was incremental to the six months ended June 30, 2006, as the fund was not created until July 2006;

–	an $8.1 million net increase in incentive income. Incentive income increased by $7.2 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $0.9 million. The $7.2 million increase in incentive income was mainly attributable to an increase in average AUM eligible for incentive, which drove a $38.0 million increase in incentive income. This increase was partially offset by a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $30.2 million;

–	a $42.5 million increase in operating expenses primarily related to an increase in headcount; and

–	a $13.0 million increase in investment income. This increase was mainly due to investment income generated by the creation of Fortress Partners Fund in July 2006 and the performance of our investments of $18.6 million and $3.4 million, respectively. This increase in investment income was partially offset by an $11.9 million decrease in income from the distribution of previously earned fees.

Three months ended September 30

Pre-tax distributable earnings decreased by $18.2 million mainly due to:

–	a $12.2 million increase in management fees. The increase to management fees was mainly a result of growth in average management fee paying AUM, which drove a $12.4 million increase;

–	a $10.5 million net decrease in incentive income. Incentive income decreased by $23.7 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $13.2 million. The $23.7 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $35.3 million in incentive income. This $35.3 million decrease was partially offset by growth in average AUM eligible for incentive income which generated $12.1 million of additional incentive income;

–	a $17.2 million increase in operating expenses primarily related to an increase in headcount; and

–	a $2.6 million decrease in investment income. This decrease is mainly due to income from the distribution of previously earned fees which had generated $6.0 million of income for the three months ended September 30, 2006, and no income for the three months ended September 30, 2007. This decrease was partially offset by a decrease in the employees portion of the income from the distribution of previously earned fees.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$34,877	$23,116	$11,761	$12,131	$8,106	$4,025
Incentive Income	18,596	11,567	7,029	691	5,098	(4,407)
Segment revenues – total	$53,473	$34,683	$18,790	$12,822	$13,204	$(382)
Pre-tax distributable earnings	$25,315	$8,966	$16,349	$4,609	$6,894	$(2,285)

Nine months ended September 30

Pre-tax distributable earnings increased by $16.3 million primarily due to:

–	a $10.2 million net increase in management fees. Management fees increased by $11.8 million primarily as a result of the growth of average management fee paying AUM, which resulted in an $11.0 million increase. The $11.8 million increase was partially offset by a $1.3 million increase in the employees’ share of operating income, reflected as compensation expense, and a $0.3 million increase in operating expenses, primarily due to increased headcount; and

–	a $7.0 million increase in incentive income primarily due to an increase of $4.8 million of incentive income because of increased equity that is eligible for incentive income, which grew primarily as a result of capital raises by Eurocastle. In addition, $1.7 million of increased incentive income was due to higher FFO in excess of certain performance hurdles for Eurocastle;

–	a $0.9 million decrease in investment income. The primary driver of this decrease is a change in the loss from foreign currency derivatives related to Eurocastle and Northcastle of $1.4 million, partially offset by a $0.5 million increase in the dividend income received on our shares held in Eurocastle and Newcastle.

Three months ended September 30

Pre-tax distributable earnings decreased by $2.3 million primarily due to:

–	a $5.5 million net increase in management fees. Management fees increased by $4.0 million as a result of the growth of average management fee paying AUM. In addition, operating expenses and employees’ share of operating income, reflected as compensation expense, decreased $1.3 million and $0.2 million, respectively; and

–	a $4.4 million decrease in incentive income primarily due to a decrease of $7.0 million as a result of lower FFO in excess of certain performance hurdles. This decrease was partially offset by an increase of $2.5 million of incentive income because of increased equity that is eligible for incentive income, which primarily grew as a result of capital raises by Eurocastle;

–	a $3.4 million decrease in investment income. The primary driver of this decrease is a change in the loss from foreign currency derivatives related to Eurocastle and Northcastle of $3.7 million, partially offset by a $0.3 million increase in the dividend income received on our shares held in Eurocastle and Newcastle.

Unallocated

	Nine Months Ended September 30,			Three Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Management Fees	$—	$—	$—	$—	$—	$—
Incentive Income	—	—	—	—	—	—
Segment revenues – total	$—	$—	$—	$—	$—	$—
Pre-tax distributable earnings	$(23,580)	$(37,919)	$14,339	$(5,689)	$(17,212)	$11,523

Nine months ended September 30

Pre-tax distributable earnings increased by $14.3 million. The increase was primarily driven by an $11.4 million increase in investment income, primarily as a result of interest earned on cash, in part on cash received from our initial public offering. In addition, operating expenses decreased by $2.3 million. Furthermore, interest expense decreased by $0.6 million mainly driven by a decrease to the weighted average interest rate from 7.54% for the nine months ended September 30, 2006 to 6.85% for the nine months ended September 30, 2007, decreasing interest expense by $2.1 million, offset partially by an increase in the weighted average debt outstanding from $383.3 million for the nine months ended September 30, 2006 to $411.6 million for the nine months ended September 30, 2007, which increased interest expense by $1.6 million.

Three months ended September 30

Pre-tax distributable earnings increased by $11.5 million. The increase was primarily driven by a decrease in interest expense of $6.4 million mainly driven by a decrease to the weighted average debt outstanding from $676.4 million for the three months ended September 30, 2006 to $364.1 million for the three months ended September 30, 2007, which decreased interest expense by $5.9 million, and a decrease in the weighted average interest rate from 7.57% for the three months ended September 30, 2006 to 6.57% for the three months ended September 30, 2007, decreasing interest expense by $0.9 million. Furthermore, an additional $4.7 million of investment income was earned from interest earned on cash.

Sensitivity

Investments held by the Fortress Funds are sensitive to changes in our valuation assumptions and estimates as well as fluctuations in fair value. A 10% change in the fair value of the net investments held by all of our funds (other than a permanent impairment) would have the following effects on our segment revenues:

Segment Basis
	Management Fees	Incentive Income	Investment Income (Unrealized Gains and Losses)
Private equity funds	None (A)	None (B)	None
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20% – 25% of fund returns, the dollar effect would be 2.0 – 2.5% (20% – 25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values (C).
Castles	None	None	None

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of their $700.4 million of net investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Although a change in fair value could indirectly impact our conclusion regarding a potential reserve.
(C)	We have a 18.3% interest in one hybrid hedge fund in which we had invested $215.5 million as of September 30, 2007.

A 10% increase or decrease in the fair value of net investments held by all of our funds as of September 30, 2007 would have increased or decreased our segment incentive income by $228.1 million or ($93.8 million), respectively, and impacted investment income by $45.4 million.

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

On February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. We contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. As of September 30, 2007, Fortress Operating Group had applied those proceeds in accordance with its IPO registration statement as follows: (a) to pay $250 million then outstanding under its term loan facility, as required by the credit agreement, (b) to pay $85 million then outstanding under its revolving credit facility, (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

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

We expect that our cash on hand and our cash flows from operating activities will satisfy our liquidity needs with respect to current commitments relating to investments and with respect to our debt obligations over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our commitments, relating to principal investments, through the generation of operating income, additional borrowings and potential equity offerings.

As of September 30, 2007, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends / Distributions

On September 15, 2007, we declared a third quarter cash dividend of $0.225 per Class A share. The dividend was paid on October 12, 2007 to holders of record of our Class A shares on September 28, 2007. The aggregate amount of this dividend payment was $21.3 million. In connection with this dividend, a distribution of $70.2 million was declared from Fortress Operating Group to the principals and dividend equivalent payments of $5.4 million were made to holders of restricted Class A share units.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2007 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund II	$1,992
Fund III	3,073
Fund III Coinvestment	10
Fund IV	20,207
Fund IV Coinvestment	18
Fund V	50,877
Fund V Coinvestment	40
Fortress Residential Investment Deutschland	2,632
Fortress Intrawest Coinvestment Fund	12
Fortress Holiday Investment Fund	8,474
Fortress Florida East Coinvestment Fund	48,651
Long Dated Value Fund I	104
Long Dated Value Fund II	2,659
Long Dated Value Fund III	581
Real Assets Fund	41,750
Total	$181,080

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

October 1 to December 31, 2007	$3,414
2008	13,676
2009	12,909
2010	12,455
2011	9,346
2012	6,206
Thereafter	22,857
Total	$80,863
Debt Obligations

As of September 30, 2007, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

In May 2007, we entered into a new $1 billion credit agreement (the ‘‘2007 Credit Agreement’’) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The 2007 Credit Agreement is collateralized by substantially all the Fortress Operating Group assets as well Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

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

The following table presents summarized information regarding our debt obligations:

				September 30, 2007
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost(2)	Weighted Average Maturity (Years)
Debt Obligation	September 30, 2007	December 31, 2006
Credit Agreement
Revolving debt(1)	$75,000	$85,000	May 2012	9.49%	4.61
Term loan	350,000	600,000	May 2012	7.20%	4.61
Delayed term loan(1)	—	—	May 2012	0.00%	—
Aircraft loan	—	2,153	Repaid	0.00%	—
Total	$425,000	$687,153		7.60%	4.61
Consolidated Fortress Fund debt		2,619,456
Total		$3,306,609

(1)	Approximately $114.5 million and $450.0 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of September 30, 2007, including a $25.0 million letter of credit subfacility of which $10.5 million was utilized. The delayed term loan must be drawn by February 2008 or its availability expires.
(2)	Includes amortization of deferred financing costs.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. We are in compliance with all of the covenants as of September 30, 2007. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

The events of default described under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the Credit Agreement) with respect to our material funds.

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which has been filed with the SEC as an exhibit to our current report on Form 8-K dated May 14, 2007.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, but included Northcastle, which was not an investment company, for the period ended September 30, 2006.

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

Operating Activities

Our net cash flow (used in) operating activities was ($945.2) million and ($3,457.6) million during the nine months ended September 30, 2007 and 2006, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million and ($3,231.6) million during those periods, respectively, which are reflected as operating activities pursuant to investment company accounting.

The consolidation of the Fortress Funds and the voluntary deferral of certain fees (which are no longer being deferred) caused our historical cash flows from operations to be negative. We do not expect this to be the case subsequent to the discontinuation of the voluntary deferral of fees and the deconsolidation of the Fortress Funds, both of which have occurred.

Investing Activities

Our net cash flow (used in) investing activities was ($432.5) million and ($42.7) million during the nine months ended September 30, 2007 and 2006, respectively. Our investing activities primarily included: (i) purchases, net of proceeds from sales of investments, of loan and security investments by one of our consolidated Fortress Funds (included in our statements of cash flows through its deconsolidation on March 31, 2007), which is not an investment company, of ($31.2) million during the 2006 period, (ii) contributions to equity method investees of ($560.3) million and ($0.8) million during those periods, respectively, (iii) distributions of capital from equity method investees of $115.2 million and $0.6 million during the periods, respectively, (iv) proceeds from sale of equity method investments of $29.1 million for the period ending September 30, 2007, and (v) purchases of fixed assets, net of proceeds from the disposal of fixed assets of ($6.4) million and ($10.8) million during those periods, respectively.

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

In addition, on February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares, for net proceeds of approximately $652.7 million.

Our net cash flow provided by financing activities was $1,486.1 million and $3,495.7 million during the nine months ended September 30, 2007 and 2006, respectively. Our financing activities included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,514.4 million and $3,006.4 million during those periods, respectively, (ii) distributions made to principals of ($620.0) million and ($350.1) million during those periods, respectively, and (iii) our net borrowing and repayment activity.

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

As of September 30, 2007, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $444.7 million of distributed incentive income from private equity funds. If the $688.4 million of undistributed incentive income from private equity funds was realized, Fortress would recognize an additional $213.3 million of compensation expense.

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are accounted for under the equity method subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide — Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the assumptions which drive these models and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of September 30, 2007.

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

If the fair value of private security investments held by our private equity funds cannot be valued by reference to a public or private market transaction, then the primary analytical methods used to estimate the fair value of such private securities are the discounted cash flow method, by reference to performance statistics of similar public companies (for example, EBITDA multiples) or the use of third party valuations. Sensitivity analysis is applied to the estimated future cash flows using various factors depending on the investment, including assumed growth rates (in cash flows), capitalization rates (for determining terminal values) and appropriate discount rates based on the investment to determine a range of reasonable values. The valuation based on the inputs determined to be the most probable is used as the fair value of the investment.

Liquid Hedge Funds

The majority of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds are made up almost entirely of (i) interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are valued by the independent fund administrator using models with significant observable market parameters, and (ii) funds managed by third parties for which we receive value information from the fund managers. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities.

Hybrid Hedge Funds

In our hybrid hedge funds, investments are valued using quoted market prices, to the extent available. Independent valuation agents are used by our hybrid hedge funds to provide estimates of the fair value of investments, other than investments in other funds, for which quoted market prices are not available. For these investments, we understand that the independent valuation agents use some or all of the following methods and techniques to estimate the fair value of the relevant type of investments:

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

Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities.

Sensitivity

GAAP Basis
	Management Fees	Incentive Income	Earnings from Equity Method Investees
Private equity funds	None (A)	None (B)	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values. (C)
Hybrid & Liquid Hedge funds	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20% – 25% of fund returns, the dollar effect would be 2.0% – 2.5% (20% – 25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values. (D)
Castles	None	None	None

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of their $700.4 million of investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value.
(B)	Except for one private equity fund whose incentive income is not subject to clawback, where the effect would be similar to that on a hedge fund.
(C)	We have 27.9%, 14.4% and 16.7% interests, respectively, in Florida Co, FRIC and Real Assets, in which we had invested $218.0 million, $52.5 million and $8.2 million, respectively, as of September 30, 2007.
(D)	We have a 18.3% interest in one hybrid hedge fund in which we had invested $215.5 million as of September 30, 2007.

A 10% increase or decrease in the fair value of investments held by Fortress Funds as of September 30, 2007 would have increased or decreased our results on an unconsolidated basis for the nine months ended September 30, 2007 by $217.9 million or ($97.3 million), respectively. These changes are comprised of an increase or decrease of incentive income from hedge funds of $120.6 million or ($0.0 million), respectively, and of an increase or decrease of earnings from equity method investees from private equity funds of $51.9 million, liquid hedge funds of $8.5 million, and hybrid hedge funds of $36.9 million.

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2007. The categories displayed below do not correspond directly with the disclosures which will be required under SFAS No. 157, described under ‘‘— Recent Accounting Pronouncements’’ below.

Fair Value Based on	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
Quoted market prices	44%	68%	10%	38%
Other observable market parameters (including valuations based on reports of independent valuation agents and internal models with significant observable market parameters)	15%	31%	86%	41%
Internal models with significant unobservable market parameters	41%	1%	4%	21%
Total	100%	100%	100%	100%

As of September 30, 2007, $6,465.2 million of investments in our private equity funds, $77.4 million of investments in our liquid hedge funds and $469.3 million of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued through internal models with significant unobservable market parameters would have had the following increase or decrease on our results on an unconsolidated basis for the nine months ended September 30, 2007, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, on a prospective basis	N/A (A)	$0.2 million	$0.6 million
Incentive fees	N/A (B)	$1.2 million or ($0.0 million)	N/A (C)
Earnings from equity method investees	$21.5 million	$0.1 million	$1.6 million

(A)	Private equity fund management fees would be unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds but rather on the amount of capital invested in the funds.
(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not on a valuation.
(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

For the period January 17, 2007, the reorganization date, through September 30, 2007, an estimated annual (January 17, 2007 through December 31, 2007) negative effective tax rate of (5.18%) was used to compute the tax provision on our income subject to U.S. federal, state and local income taxes. We incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the principals’ forfeiture agreement (Note 7 to Part I, Item 1, ‘‘Financial Statements — Equity-Based Compensation’’). However, this compensation expense is not deductible for income tax purposes. Also, after the reorganization, a portion of our income is not subject to U.S. federal corporate income tax but is allocated directly to our shareholders.

The actual effective tax rate for the period ended September 30, 2007 is significantly different than the effective tax rate above primarily because (i) all of the income earned by the predecessor prior to January 17, 2007 was earned through partnerships and only subject to the New York City UBT; and (ii) significant income was earned by the predecessor prior to January 17, 2007 as compared to a loss incurred by us for the period from January 17, 2007 through September 30, 2007.

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

The following elements of the accounting for equity-based compensation are subject to significant judgment and estimation:

–	the estimated forfeiture factor;

–	the discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term;

–	the discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate; and

–	the estimated fair value of the LTIP awards, which was estimated using a Monte Carlo simulation valuation model, with the following assumptions: volatility, term, and risk-free discount rate.

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

In June 2007 Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If the status of any of our investees as investment companies (or not) were to change as a result of the adoption of SOP 07-1, this could have a material impact on our financial statements and our ability to report the activities of such investee(s) on a timely basis. In October 2007, the FASB voted to indefinitely postpone the adoption of SOP 07-1.

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SFAS 159. This impact could be material if we elected to measure material investments, such as non-investment company equity method investees, or debt, at fair value.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue. Our investment in the funds continues to impact our net income in a similar way after the deconsolidation of the Fortress Funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ and ‘‘— Critical Accounting Policies — Valuation of Investments.’’

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our future contractual obligations increased from $1.1 billion on a pro forma deconsolidated basis as of December 31, 2006 to $1.23 billion as of September 30, 2007.

As a result of deconsolidation, the contractual obligations of the Fortress Funds were no longer considered obligations of Fortress as of March 31, 2007. These contracts include investment company debt obligations that had a total payable balance of $3.9 billion at December 31, 2006.

Our debt obligations payable decreased from $836.1 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $552.1 million as of September 30, 2007, including estimates for interest payments. This decrease was attributable to our completion of an initial public offering on February 8, 2007, of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of $652.7 million of which $250.0 million and $85.0 million were paid on our outstanding term loan facility and revolving credit facility, respectively. In addition to the pay-down of the debt obligations payable, future interest payable on that obligation payable was reduced.

Our capital commitments, including our commitments to our funds, have increased by $43.7 million from $137.4 million as of December 31, 2006 (on a pro forma deconsolidated basis) to $181.1 million as of September 30, 2007. The increase is primarily attributable to our capital commitments to our newly formed funds, Fortress Florida Coinvestment Fund, Fortress Investment Fund V and the Real Assets Fund, in which we have outstanding capital commitments of $48.7 million, $50.9 million and $41.8 million, respectively, as of September 30, 2007. The increased commitments to these funds were partially offset by the draw down of $66.8 million, $10.5 million and $16.6 million of the capital commitment to FHIF, Fortress Investment Fund IV and FRID, respectively.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Prior to the deconsolidation of the consolidated Fortress Funds, the net effect of these fair value changes impacted the gains (losses) from investments in our consolidated statements of operations while the majority of these fair value changes were absorbed by the other interest holders in consolidated subsidiaries. As of September 30, 2007 and on a prospective basis, fluctuations in the fair value of the Fortress Funds will continue to directly affect the value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2007:

Assets
Equity method investees	$990,441
Options in affiliates	48,351
$1,038,792
Liabilities
Derivative liabilities, at fair value	$5,132
Other debt obligations payable	425,000
$430,132

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

Fortress Funds’ Market Risk Impact on Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2007, approximately 61.9% of our management fees earned were based on the NAV of the applicable funds.

•	Management fees from our hedge funds are based on their NAV, which in turn is dependent on the estimated fair values of their investments. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after September 30, 2007, a 10% change in the fair values of all of the investments held by our hedge funds as of September 30, 2007 would impact future management fees in the next year from our hedge funds by $31.2 million.

•	For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities (to the extent they exceed invested capital), and a 10% change in these fair values would impact management fees in the next year by $0.6 million.

•	For Castles, management fees are not calculated based on NAV but instead a 1.5% fee is charged based on the funds’ paid-in equity.

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

•	Incentive income from our hedge funds, which is quantified in Part I, Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on September 30, 2007 would have resulted in a loss to investors for the quarter. In future quarters, this loss would be a ‘‘high water mark’’ (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This ‘‘high water mark’’ is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on September 30, 2007, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

•	Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at September 30, 2007 would increase or decrease future incentive income by $245.2 million or ($105.6 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

Market Risk

Our investments in the Fortress Funds accounted for under the equity method, to the extent they are investment companies, are directly affected by the impact of changes in market risk factors on the investments held by our Fortress Funds, which could vary significantly from fund to fund. We estimate that a 10% change in the value of our equity method investments in these Fortress Funds as of September 30, 2007 would increase or decrease earnings from equity method investees by $97.5 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase $4.3 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

We are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

Gains (losses) on options granted to us by one of the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on September 30, 2007 would affect gains and losses for the nine months ended September 30, 2007 by $13.5 million and ($12.4 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2007, we estimate the gains and losses for the nine months ended September 30, 2007 in relation to the value of the options would increase or decrease by $4.8 million.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of September 30, 2007, had AUM of approximately $7.5 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of September 30, 2007, had AUM of approximately $7.3 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity fund business segment, which as of September 30, 2007, had AUM of approximately $20.9 billion.

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

Our assets under management have grown from approximately $1.2 billion as of December 31, 2001 to $39.9 billion as of September 30, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information as of December 31, 2006 and for the nine months ended September 30, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on December 31, 2006 or January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, ‘‘Financial Statements — Pro Forma Financial Information (Unaudited).’’

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner. As of September 30, 2007, we had $7.6 billion of assets under management in our offshore hedge funds.

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

Our internal control over financial reporting may not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will be required to meet as of December 31, 2007. We are in the process of addressing our internal controls over financial reporting and have established formal committees to oversee our policies and processes related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

While we do not believe we have any material weaknesses in our internal controls, we have not yet fully tested our internal controls in accordance with Section 404. As a result, we cannot conclude in accordance with Section 404 that we do not have a material weakness, or possibly a combination of significant deficiencies which could result in the conclusion that we have a material weakness in our internal controls in accordance with such rules.

We are in the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and, beginning with our fiscal 2008 annual report, a report by our independent registered public accounting firm assessing the effectiveness of our internal controls. As a public company, we will be required to complete our initial assessment in a timely manner. If we are not able to fully implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal control over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased accounting, auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

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

We experience significant variations in revenues and profitability during the year and among years because we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue (or loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds, which could increase the volatility of our quarterly earnings. To the extent that our principal investments in our private equity funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our income statement as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility, a $350 million term loan facility and a $450 million delayed term loan facility. As of September 30, 2007, we had a $350 million term loan outstanding, a $75 million revolver loan outstanding, no amounts outstanding under our delayed term loan facility and $10.5 million of letters of credit outstanding under the letter of credit subfacility of our revolving credit facility. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities or issue equity in the future on attractive terms, or at all.

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

Moreover, with respect to the historical performance of our funds:

•	the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•	our private equity funds’ performance, which is calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains that may never be realized;

•	our private equity funds’ performance has been positively influenced by a select number of investments that experienced rapid and substantial increases in value following the initial public offerings of the private equity portfolio companies in which those investments were made;

•	our funds’ returns have benefited from investment opportunities and general market conditions that may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	several of our private equity portfolio companies have become public companies and have experienced significant subsequent increases in their public market value. There can be no assurance that we will be able to realize such investments at their current market prices, particularly if the market perceives that the companies will perform less well when Fortress reduces its investment in them.

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

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	the NAV of the AUM to decrease, lowering management fees;

•	lower investment returns, reducing incentive income;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments;

•	investor redemptions, resulting in lower fees; and

•	decreases in the value of our principal investments.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, such as the hybrid hedge funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. In addition, the Castles, as well as the publicly traded portfolio companies owned by our private equity funds, currently pay a material amount of dividends. This makes their share prices vulnerable to increases in interest rates, which would, by causing declines in the value of the share prices, in turn result in lower management fees and incentive income for us, as well as potential decreases in the value of Castle shares and options held as principal investments on our balance sheet.

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments, and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income.

Over the past few months, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions. Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms in order to provide such financing, and in some cases are not providing financing at all for acquisitions which would have been readily financed under credit conditions present for the past several years.

In the event that Fortress private equity funds are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the corporate debt markets, particularly the structured finance market, in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds.

Our hedge funds often utilize the structured finance markets in order to obtain leverage and therefore increase the yield on certain of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited, our hedge funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could lead to those hedge funds making fewer overall investments and slowing the rate of growth of the assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

Our Castles rely on the structured finance and mortgage markets in order to obtain leverage and therefore increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited, our Castles may be unable to make investments on an accretive basis. This could slow the rate of growth of the assets under management in those funds, and cause a commensurate decrease in the rate of growth of our management fees. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits which would lead to a decrease in the incentive income earned by us. As a result of impairment recorded in connection with this market disruption, we will not earn incentive income from one of the Castles for an indeterminate period of time.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in markets where transaction flow is limited due to uncertainty about accurate asset valuations or otherwise, hedge fund investors may become concerned about valuations of funds that have illiquid or hard-to-value assets, which may result in increased redemptions by investors irrespective of the performance of the funds.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, we are permitted to make cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, (b) the amount of distributions over the prior 12 months do not exceed free cash flow (as defined in our credit agreement as net income plus (i) taxes, depreciation and private equity incentive income presented on an as-received basis less (ii) capital expenditures, permitted tax distributions and certain other adjustments) for the prior 12 month period, and (c) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•    variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of November 13, 2007, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 50,399,119 restricted Class A share units granted to employees (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 64,503,585 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

Our principals own an aggregate of 312,071,550 Fortress Operating Group units. Each principal has the right to exchange each of his Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. Our principals, executive officers, directors and certain employees who received Class A shares and Fortress Operating Group units in connection with our initial public offering, Nomura and participants in our directed share program agreed with the underwriters not to dispose of or hedge any of our Class A shares, or Fortress Operating Group units, subject to specified exceptions, during the period from February 8, 2007 through June 8, 2007, except with the prior written consent of the representatives of the underwriters. This lock-up period has now expired. As a result, these Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

If enacted in its proposed form, the transition rules of the proposed legislation would delay the application of these rules for five years. Legislation also has been introduced that is substantially similar to the proposed legislation introduced in the Senate that would apply the legislation to us with respect to our 2008 taxable year. In addition, legislation has been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of treating income recognized from ‘‘carried interests’’ as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. The proposal did not discuss transition relief.

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

Upon consummation of the offering, Fortress Investment Group LLC contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. As of September 30, 2007, Fortress Operating Group had applied these proceeds in accordance with its IPO registration statement as follows: (a) to pay $250 million then outstanding under the term loan facility of our 2006 Credit Agreement, as required by that credit agreement, (b) to pay $85 million then outstanding under the revolving credit facility of our 2006 Credit Agreement, (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

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
November 13, 2007
By:	/s/ Wesley R. Edens
Wesley R. Edens Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Wesley R. Edens
        Wesley R. Edens
        Chief Executive Officer

November 13, 2007

By: /s/ Daniel N. Bass
       Daniel N. Bass
        Chief Financial Officer

November 13, 2007

By: /s/ Jonathan R. Brown
       Jonathan R. Brown
       Chief Accounting Officer

November 13, 2007