Form 10-K
period 2007-12-31
Fortress Investment Group LLC
filed 2008-03-28
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Class A shares	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	Accelerated Filer
Non-accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):       Yes       No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2007 (computed based on the closing price on such date as reported on the NYSE) was $2.2 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 94,597,646 outstanding as of March 24, 2008.

Class B shares: 312,071,550 outstanding as of March 24, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2008 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS INVESTMENT GROUP LLC
FORM 10-K

INDEX

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

‘‘Fee Paying Assets Under Management,’’ ‘‘Management Fee Paying Assets Under Management,’’ or ‘‘MAUM,’’ refers to the management fee paying assets we manage, including capital we have the right to call from our investors pursuant to their capital commitments to various funds. We are highlighting MAUM, rather than total assets under management (‘‘AUM’’), because it provides insight into our capacity to earn management fees. Our MAUM equals the sum of:

(i)	the capital commitments or invested capital (or NAV, if lower) of our private equity funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our ‘‘Castles,’’

(iii)	the net asset value, or ‘‘NAV,’’ of our hedge funds; and

(iv)	the NAV of our managed accounts, to the extent management fees are charged.

For each of the above, the amounts exclude assets under management for which we charge either no or nominal fees, generally related to our principal investments in funds as well as investments in funds by our principals, directors and employees.

Our calculation of MAUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of MAUM is not based on any definition of assets under management contained in our operating agreement or in any of our Fortress Fund management agreements.

‘‘Fortress,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and the ‘‘company’’ refer, (i) following the consummation of the reorganization and the Nomura transaction on January 17, 2007, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and, (ii) prior to the consummation of the reorganization and the Nomura transaction on January 17, 2007, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to March 31, 2007, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified. Effective March 31, 2007, all of our previously consolidated funds were deconsolidated. The financial statements contained herein represent consolidated financial statements of Fortress Investment Group LLC subsequent to the reorganization and combined financial statements of Fortress Operating Group, considered the predecessor, prior to the reorganization. See Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 1, ‘‘Business,’’ Part I, Item 1A, ‘‘Risk Factors,’’ Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ Part II, Item 7A, ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as ‘‘outlook,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘potential,’’ ‘‘continues,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘predicts,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates’’ or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1.    Business.

Fortress Investment Group LLC (NYSE listed under the symbol ‘‘FIG’’) is a leading global alternative asset manager with approximately $33.2 billion in fee paying assets under management as of December 31, 2007. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, we invest capital in each of our businesses. As of December 31, 2007, Fortress’s investments in and commitments to our funds were $1.2 billion, consisting of the net asset value of Fortress’s principal investments of $1.1 billion, and unfunded commitments to private equity funds of $0.1 billion.

We currently have more than 820 employees, including 323 investment professionals, at our headquarters in New York and our affiliate offices in Atlanta, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, Munich, New Canaan, Rome, San Diego, San Francisco, Sydney, Tokyo and Toronto.

We have grown our fee paying assets under management significantly, from approximately $20.9 billion as of December 31, 2006, to approximately $33.2 billion as of December 31, 2007, or a 59% increase. We plan to continue to strategically grow our fee paying assets under management and will seek to generate superior risk-adjusted investment returns in our funds over the long term. We are guided by the following key objectives and values:

•	generating top-tier risk-adjusted investment returns;

•	introducing innovative new investment products, while remaining focused on, and continuing to grow, our existing lines of business;

•	maintaining our disciplined investment process and intensive asset management; and

•	adhering to the highest standards of professionalism and integrity.

Our Current Businesses

We are a global investment manager specializing in alternative assets. Our current offering of alternative investment products includes private equity funds and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2007, we managed approximately $33.2 billion of alternative assets in two core businesses:

Private Equity Funds — a business that manages approximately $16.6 billion of MAUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons; and (ii) publicly traded alternative investment vehicles, which we refer to as ‘‘Castles,’’ that invest primarily in real estate and real estate related debt investments; and

Hedge Funds — a business that manages approximately $16.6 billion of MAUM comprised of two business segments: (i) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and (ii) hybrid hedge funds — which make diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers.

Principal Sources of Revenue

Overview

Our principal sources of revenues from the Fortress Funds consist of (i) management fees, which are typically earned as a percentage of fee paying assets under management, (ii) incentive income, which is typically earned as a percentage of profits, in some cases in excess of, or subject to achieving, specified thresholds, and (iii) investment income, which represents the returns on our principal investments in the Fortress Funds.

The following table provides the management fees and incentive income, on a segment reporting basis, of each of our core businesses for the previous three fiscal years (in thousands):

	2007	2006	2005
Private Equity
Funds
Management Fees	$131,939	$84,279	$46,695
Incentive Income	275,254	129,800	133,230
Castles
Management Fees	49,661	32,544	19,463
Incentive Income	39,490	15,682	12,412
Hedge Funds
Liquid
Management Fees	158,882	92,746	55,978
Incentive Income	199,283	154,068	114,353
Hybrid
Management Fees	129,516	84,536	50,507
Incentive Income	97,465	135,939	73,230

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues on an unconsolidated basis for fiscal 2007. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Private Equity Funds

Overview

Our private equity business is made up primarily of a series of funds named the ‘‘Fortress Investment Funds’’ and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe.

Fortress Investment Funds

Investors in our private equity funds commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Profits are returned to investors as investments are realized, generally over eight to ten years. Management fees of 1% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital (or NAV, if lower). Management fees are paid to us semi-annually in advance. We also earn a 20% share of the profits on each realized investment in a fund — our incentive income — subject to the fund’s achieving a minimum return with respect to the fund as a whole, that is, taking into account all gains and losses on all investments in the fund. In addition, we earn investment income on our principal investments in the Fortress Investment Funds. Over their lives, the Fortress Investment Funds seek to generate 20% annual net returns to investors and to return at least two times invested capital.

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

Real Assets Funds

Fortress established the Real Assets Funds in 2007 to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds will focus on direct investments in four principal investment categories — real estate, capital assets, natural resources and intellectual property — but are also expected to include indirect investments in the form of interests in real estate investment trusts (‘‘REITs’’), master limited partnerships, corporate securities, debt securities and debt obligations — including those that provide equity upside — as well as options, royalties, residuals and other call rights that provide these funds with the potential for significant capital appreciation. The investments will be located primarily in North America and Western Europe, but may also include opportunities in Australia, Asia and elsewhere on an opportunistic basis.

Credit Opportunities Funds

Fortress established the Fortress Credit Opportunities Funds in 2008 to make opportunistic credit-related investments. Their investment objective is to generate significant current income and long-term capital appreciation through investments in a range of distressed and undervalued credit investments, including but not limited to residential loans and securities, commercial mortgage loans and securities, opportunistic corporate loans and securities, and other consumer or commercial assets and asset-backed securities.

Castles

We manage two publicly traded companies: Newcastle Investment Corp. (NYSE: NCT) and Eurocastle Investment Limited (Euronext Amsterdam: ECT), which we call our ‘‘Castles.’’ The Castles were raised with broad investment mandates to make investments in a wide variety of real estate related assets, including securities, loans and real estate properties. The companies have no employees; we provide each company with a management team pursuant to management agreements entered into with each company. Pursuant to our management agreements, we earn management fees from each Castle equal to 1.5% of the company’s equity. In addition, we earn incentive income equal to 25% of the company’s funds from operations (or ‘‘FFO,’’ which is the real estate industry’s supplemental measure of operating performance) in excess of specified returns to the company’s shareholders. In addition to these fees, we also receive from the Castles, for services provided, options to purchase shares of their common stock in connection with each of their common stock offerings. These options are vested immediately, become exercisable over thirty months, and have an exercise price equal to the applicable offering price.

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

Management fees are charged based on the MAUM of the Drawbridge Global Macro Funds at a rate equal to 2% or 3% annually, payable quarterly in advance, depending on the investment and liquidity terms elected by investors. We earn incentive income of either 20% or 25% of the fund’s profits, payable quarterly, depending on the investment and liquidity terms elected by investors. Investors in the Drawbridge Global Macro Funds may invest with the right to redeem without paying any redemption fee either quarterly, or annually after three years. However, unless a redemption fee is paid to the funds, full redemption by investors with quarterly liquidity takes a year, as the amount redeemed each quarter is limited to 25% of the investor’s holding in the funds. Similarly, some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Commodities Fund

This fund’s principal investment objective is to seek a superior total return on its assets by executing a directional investment strategy in the global commodity and equity markets. This fund was established in 2007 and seeks to identify optimal risk-adjusted strategies by assessing opportunities along various points of the relevant commodity and equity supply chains. This fund expects to invest across multiple sectors within the commodity asset class ranging from energy to metals to agriculture and within the cyclical, industrial, and commodity equity universe.

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

Management fees are charged based on the MAUM of the Drawbridge Special Opportunities Funds at a rate equal to 2% annually, payable quarterly in advance. We generally earn incentive income of 20% of the fund’s profits, payable annually. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than receiving redemption proceeds immediately, redeeming investors may have to receive their redemption proceeds as and when the particular investments held by the fund at the time of redemption are realized.

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

Our internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations — Governance Documents’’ section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any ‘‘key man’’ insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has entered into an employment agreement with us. The initial term of these agreements is five years from the date of our initial public offering in February 2007, with automatic one-year renewals until a non-renewal notice is given by us or the principal. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal’s employment without cause, the principal will not be subject to the non-competition provisions.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of December 31, 2007, had MAUM of approximately $8.1 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of December 31, 2007, had MAUM of approximately $6.8 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds, which as of December 31, 2007, had MAUM of approximately $16.6 billion.

Any such events would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow fee paying assets under management in existing funds or raise additional funds in the future.

Our ability to retain our managing directors is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our managing directors and the other members of our investment management team and recruit additional qualified personnel. We collectively refer to these key employees (other than our principals) as our investment professionals. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions which are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In addition, these agreements will expire after a certain period of time, at which point each of our investment professionals would be free to compete against us and solicit investors in our funds, clients and employees.

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. Also, if legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See ‘‘— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.’’ Lastly, issuance of certain equity interests in our business to future investment professionals would dilute Class A shareholders.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our fee paying assets under management have grown from approximately $20.9 billion as of December 31, 2006 to $33.2 billion as of December 31, 2007. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

Our future growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate accounting, financial, compliance, trading and other business controls,

•	implementing new or updated information, financial and disclosure systems and procedures, and

•	in recruiting, training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

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

Furthermore, we depend on our headquarters, which is located in New York City, for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

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

The historical combined financial information through March 31, 2007, included in this report is not necessarily indicative of our future financial results. Such historical combined financial information consolidated a large number of our significant funds, which were not consolidated after that date as a result of the consummation of the deconsolidation of such funds on March 31, 2007. In addition, such historical combined financial information included in this report does not reflect the added costs that we now incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007, for periods prior to that date. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, we are now subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information as of December 31, 2006 and for the year ended December 31, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on December 31, 2006 or January 1, 2007, or that may be obtained for any future period. See Note 13 to Part II, Item 8, ‘‘Financial Statements — Pro Forma Financial Information (Unaudited).’’

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner, which represent a significant portion of our hedge fund MAUM.

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

In addition, management agreements of our funds that are registered investment companies under the Investment Company Act of 1940 would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our principals exchange enough of their interests in the Fortress Operating Group into our Class A shares such that our principals no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our investment management agreements will be obtained if such a deemed change of control occurs. In addition, the board of directors of certain hedge funds have the right under certain circumstances to terminate the investment management agreements with the applicable fund. Termination of these agreements would affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

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

Also, as a public company, we are subject to the risk of investigation or litigation by regulators or our public shareholders arising from an array of possible claims, including investor dissatisfaction with the performance of our businesses or our share price, allegations of misconduct by our officers and directors or claims that we have inappropriately dealt with conflicts of interest or investment allocations. It is also possible that the public company may be brought into a lawsuit involving any of the fund-related litigation risks described above. As with the funds, while the public company maintains insurance, there can be no assurance that its insurance will prove to be adequate. If the public company is required to incur all or a portion of the costs arising out of litigation or investigations, our results of operations could be materially adversely affected. Furthermore, any such litigation or investigation could be protracted, expensive and highly damaging to the public company’s reputation, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. The cost of settling such claims could adversely affect our results of operations.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.

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

Our results of operations may also be negatively impacted if the recently proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our common units and adversely affecting our ability to recruit, retain and motivate our current and future professionals. See ‘‘— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis’’ and ‘‘— Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.’’

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third-parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•	some of our competitors have greater capital, a lower cost of capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may have greater technical, marketing and other resources than we possess;

•	some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment, particularly if conditions in the debt markets increase our financing costs;

•	some investors may prefer to invest with an investment manager that is not publicly traded;

•	there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our investment professionals, particularly our best and brightest, away from us.

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

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2007, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting for future required dates (which begin with our fiscal 2008 annual report). Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.

We experience significant variations in revenues and profitability during the year and among years because we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur, and the current challenging conditions in the financing markets have made it more difficult for potential buyers to finance purchases with third-party funds on favorable terms, thereby reducing the likelihood of investment realizations at favorable prices in the near term. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds, which could increase the volatility of our quarterly earnings. To the extent that our principal investments in our private equity funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility, a $350 million term loan facility and a $450 million delayed term loan facility. As of December 31, 2007, we had a $350 million term loan outstanding, $185 million outstanding under our revolving credit facility (in addition, $11.1 million of letters of credit were outstanding under a letter of credit subfacility) and no amounts outstanding under our delayed term loan facility. The delayed term loan facility was subsequently fully drawn in 2008. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

Our credit facility loans are typically LIBOR-based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments.

Our private equity funds have recently participated in several large transactions. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties. Recently, labor unions and members of Congress have been more active in opposing and investigating certain larger investments by private equity firms generally.

Larger transactions may be structured as ‘‘consortium transactions’’ due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We may participate in a meaningful number of consortium transactions in the future. Consortium transactions generally entail a reduced level of control by Fortress over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in ‘‘— Our investment funds make investments in companies that we do not control’’.

Any of these factors could increase the risk that our larger investments could be less successful. The consequences to our investment funds of an unsuccessful larger investment could be more severe given the size of the investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds may possibly acquire minority equity interests (particularly in consortium transactions, as described in ‘‘— We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments’’) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

If economic conditions are unfavorable, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a market downturn, each of our businesses could be affected in different ways. Our private equity funds may face reduced opportunities to sell and realize value from their existing investments, a lack of financing on acceptable terms, and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as a slowdown of activities in a particular sector in which portfolio companies of these funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings.

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	MAUM to decrease, lowering management fees;

•	increases in costs of financial instruments;

•	lower investment returns, reducing incentive income;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds ability to realize value from such assets;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments;

•	investor redemptions, resulting in lower fees; and

•	decreases in the value of our principal investments.

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

Over the past several months, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions.

Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional margin) in order to provide such financing, and in some cases are refusing, or reneging on existing commitments, to provide any financing for acquisitions which would have been readily financed under credit conditions present for the past several years.

In the event that Fortress private equity funds are unable to obtain committed debt financing for potential acquisitions (including as a result of a default by our lenders on financing commitments they have provided to us) or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the corporate debt markets, particularly the structured finance market, in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult to obtain or more expensive, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds.

Our Castles rely on the structured finance and mortgage markets in order to obtain leverage and therefore increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid-2007), our Castles may be unable to make investments on an accretive basis. This could slow the rate of growth of our fee paying assets under management in those funds, and cause a commensurate decrease in the rate of growth of our management and incentive income fees. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits which would lead to a decrease in the incentive income earned by us. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from one of the Castles for an indeterminate period of time.

Our hedge funds often utilize the structured finance markets in order to obtain leverage and therefore increase the yield on certain of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited, our hedge funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could lead to those hedge funds making fewer overall investments and slowing the rate of growth of the fee paying assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

We and our funds are subject to counterparty default risks.

Our funds enter into numerous types of financing arrangements with a wide array of counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which are precisely the times when defaults may be most like to occur.

In addition, our risk-management models may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although each of our funds monitors its credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

In the event of a counterparty default, particularly a default by a major investment bank, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operation and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the public company has no right to influence any fund’s choice of, or the size of a fund’s exposure to, any given counterparty. As a result, the public company may have concentrated exposure to one or more counterparties (due to the aggregation of counterparty risk across the underlying fund businesses) and thus be exposed to a heightened risk of loss if that counterparty defaults.

Investors in our hedge funds may redeem their investments, and investors in our private equity funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our revenues, which could be substantial and lead, therefore, to a material adverse effect on our business.

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions (e.g., a redeeming Drawbridge Special Opportunities Fund investor is not entitled to cash at the redemption date, but retains instead an interest in the investments as of the redemption date and receives monies from the fund only as and when such investments are realized). Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

In addition, the investors in our private equity and domestic hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

Many of our funds invest in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering (an ‘‘IPO’’) of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

In addition, many of our funds invest in businesses with capital structures that have significant leverage. The large amount of borrowing in the leveraged capital structure of such businesses increases the risk of losses due to factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investment or its industry. In the event of defaults under borrowings, the assets being financed would be at risk of foreclosure, and the fund could lose its entire investment.

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

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet margin requests, margin calls or other funding requirements on that position or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our hedge funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund’s obligations. Our hedge funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in MAUM, lead to investor requests to redeem remaining MAUM, and damage our reputation, each of which would materially and adversely impact our earnings.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from or investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

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

In addition, these investments could subject our private equity and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

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

Investments by our hedge funds will frequently rank junior to investments made by others in the same company.

In most cases, the companies in which our investment funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our fund’s investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

Our hedge fund investments are subject to numerous additional risks.

Our hedge fund investments, including investments by our funds of hedge funds in other hedge funds, are subject to numerous additional risks, including the following:

•	Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager.

•	Generally, there are few limitations on the execution of our hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy — for example a strategy involving the enforcement of property rights through litigation — may negatively impact one or more other Fortress funds.

•	Hedge funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

•	Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This ‘‘systemic risk’’ may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

•	The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

•	Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing ‘‘daily price fluctuation limits’’ or ‘‘daily limits,’’ the existence of which may reduce liquidity or effectively curtail trading in particular markets.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2007, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 52,534,503 restricted Class A share units granted to employees (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 62,368,201 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Our principals and Nomura are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura has the ability to cause us to register any of its 55,071,450 Class A shares.

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

Tax gain or loss on disposition of our common units could be more or less than expected.

If a Class A shareholder sells common units, such shareholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those common units. Prior distributions to such common shareholder in excess of the total net taxable income allocated to such shareholder, which decreased the tax basis in its common units, will increase the gain recognized upon a sale when the common units are sold at a price greater than such shareholder’s tax basis in those common units, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to such shareholder.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis, so a holder of common units could be allocated more taxable income in respect of those common units prior to disposition than if such an election were made.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis. If no Section 754 election is made, there will generally be no adjustment to the basis of our assets in connection with our initial public offering, or upon a subsequent transferee’s acquisition of common units from a prior holder of such common units, even if the purchase price for those interests or units, as applicable, is greater than the share of the aggregate tax basis of our assets attributable to those interests or units immediately prior to the acquisition. Consequently, upon our sale of an asset, gain allocable to a holder of common units could include built-in gain in the asset existing at the time such holder acquired such units, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

We cannot match transferors and transferees of common units, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of common units and could have a negative impact on the value of our common units or result in audits of and adjustments to our common unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all common unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

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

Item 1B.    Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices:

Location	Lessee	Square Footage	Lease Expiration	Current Annual Rent
				(thousands)
New York	Fortress	168,321	Dec-2016	$8,379
Other
Dallas	Fortress	12,430	Apr-2012	255
Geneva	Fortress Fund	1,420	Aug-2008	60
Frankfurt	Fortress and Fortress Fund	18,782	May-2011	1,186
Hong Kong	Fortress	4,838	Jun-2009	707
London	Fortress	19,179	Jun-2011	3,387
New Canaan	Fortress	3,356	Jan-2013	192
San Diego	Fortress	6,207	Sep-2011	213
Sydney	Fortress	4,058	Dec-2008	300
Tokyo	Fortress	6,575	Jul-2009	1,273
Toronto	Fortress	8,535	Aug-2010	248
Temporary Space	Fortress and Fortress Fund	6,558	Various	298
Disaster Recovery	Fortress	n/a	Dec-2010	1,020
Total Other		91,938		9,139
Total		260,259		$17,518

We also have small offices in Los Angeles and Rome that were on a month-to-month basis as of December 31, 2007.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3.    Legal Proceedings.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale at that time. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. Fortress has filed a motion to have itself removed as a named defendant in this case. Brookdale has filed a motion to dismiss the claims and continues to vigorously defend this action. Fortress believes that the resolution of this action will not have a material adverse effect on our financial condition or results of operations.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol ‘‘FIG’’ since our initial public offering in February 2007. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

2007	High	Low	Last Sale	Dividends Declared
January 17 through February 7	N/A	N/A	N/A	$0.0449
February 8 (IPO) through March 31	$37.00	$23.34	$28.68	$0.1225
Second Quarter	$34.03	$21.90	$23.82	$0.2250
Third Quarter	$25.06	$16.05	$21.32	$0.2250
Fourth Quarter	$24.73	$14.97	$15.58	$0.2250

We intend to continue to pay out quarterly dividends on our Class A shares in amounts that reflect management’s view of our financial performance. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid.

On March 24, 2008, the closing price for our Class A shares, as reported on the NYSE, was $11.01. As of March 24, 2008, there were approximately 14 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares or restricted Class A share units.

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

Upon consummation of the offering, Fortress Investment Group LLC contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. Fortress Operating Group applied these proceeds in accordance with its registration statement as follows: (a) to pay $250 million then outstanding under the term loan facility of our then existing credit agreement, as required by that credit agreement, (b) to pay $85 million then outstanding under the revolving credit facility of our then existing credit agreement, (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

Recent Sales of Unregistered Securities

Since our formation on November 6, 2006, we have issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings and we believe that each of these transactions was exempt from registration requirements pursuant to Section 4(2) of the Securities Act or Rule 701 of the Securities Act pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The recipients of the securities in these transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.

Issuance of Class A shares in the Nomura Transaction

On January 17, 2007, we issued an aggregate of 55,071,450 Class A shares to Nomura Investment Managers U.S.A., Inc., or Nomura, in connection with a securities purchase agreement entered into on December 18, 2006 between our principals and Nomura for an aggregate purchase price of $888 million. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act as transactions by the issuer not involving a public offering.

Issuance of Class B shares

On January 17, 2007, we issued an aggregate of 312,071,550 Class B shares to our principals. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act as transactions by the issuer not involving a public offering.

Item 6.    Selected Financial and Operating Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited historical consolidated and combined financial statements.

The information below should be read in conjunction with Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the combined financial statements and notes thereto included in this Annual Report on Form 10-K. In particular, Note 1 to the financial statements describes the deconsolidation of the Fortress Funds on March 31, 2007, which materially impacts the comparability between years.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share data)
Operating Data
Revenues
Management fees and incentive income from affiliates and other revenues	$926,985	$410,815	$284,313	$128,671	$47,557
Interest and dividend income – investment company holdings	309,030	1,110,489	759,086	222,707	172,759
	1,236,015	1,521,304	1,043,399	351,378	220,316
Expenses	1,787,043	1,117,283	685,229	198,403	81,627
Other Income (Losses)
Gains (losses) – investment company holdings	(647,477)	6,594,029	2,903,978	881,658	123,276
Gains (losses) – other investments	(109,160)	173,641	37,181	20,512	9,120
Earnings (losses) from equity method investees	(61,674)	5,039	10,465	14,616	4,762
	(818,311)	6,772,709	2,951,624	916,786	137,158
Income (loss) before deferred incentive income, principals’ and others’ interests in income of consolidated subsidiaries and income taxes	(1,369,339)	7,176,730	3,309,794	1,069,761	275,847
Deferred incentive income	307,034	(1,066,137)	(444,567)	(104,558)	(17,487)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	996,870	(5,655,184)	(2,662,926)	(847,365)	(216,594)
Income (loss) before income taxes	(65,435)	455,409	202,301	117,838	41,766
Income tax benefit (expense)	5,632	(12,525)	(9,625)	(3,388)	(1,495)
Net Income (Loss)	$(59,803)	$442,884	$192,676	$114,450	$40,271
Dividends declared per Class A share	$0.8424

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share data)
	Jan 1 through Jan 16
Earnings Per Unit – Fortress Operating Group
Net income per Fortress Operating Group unit	$0.36	$1.21	$0.52	$0.31	$0.11
Weighted average number of Fortress Operating Group units outstanding	367,143,000	367,143,000	367,143,000	367,143,000	367,143,000
	Jan 17 through Dec 31
Earnings Per Class A Share – Fortress Investment Group
Net income (loss) per Class A share, basic	$(2.14)
Net income (loss) per Class A share, diluted	$(2.14)
Weighted average number of Class A shares outstanding, basic	92,214,827
Weighted average number of Class A shares outstanding, diluted	92,214,827

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Investment company holdings, at fair value	$—	$21,944,596	$10,582,109	$5,365,309	$2,036,107
Other investments	1,107,919	176,833	451,489	48,444	52,879
Cash, cash equivalents and restricted cash	100,409	625,205	288,363	179,727	41,661
Total assets	1,989,781	23,682,573	11,863,938	5,796,733	2,212,564
Debt obligations payable	535,000	3,306,609	2,250,433	928,504	226,205
Deferred incentive income	173,561	1,648,782	585,864	141,277	36,739
Total liabilities	1,491,633	5,692,157	3,343,262	1,306,021	339,031
Principals’ and others’ interests in equity of consolidated subsidiaries	308,023	17,868,895	8,397,167	4,405,835	1,836,163
Shareholders’/members’ equity, including accumulated other comprehensive income (loss)	190,125	121,521	123,509	84,877	37,370

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated and combined financial statements and the related notes (referred to as ‘‘consolidated financial statements’’ or ‘‘historical consolidated financial statements’’) included within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A, ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the year ended December 31, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 13 to Part II, Item 8, ‘‘Financial — Pro Forma Financial Information.’’

General

Our Business

Fortress is a leading global alternative asset manager with approximately $33.2 billion in MAUM as of December 31, 2007. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of December 31, 2007, we managed alternative assets in two core businesses:

Private Equity Funds — a business that manages approximately $16.6 billion of MAUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons; and (ii) publicly traded alternative investment vehicles, which we refer to as ‘‘Castles,’’ that invest primarily in real estate and real estate related debt investments.

Hedge Funds — a business that manages approximately $16.6 billion of MAUM comprised of two business segments; (i) hybrid hedge funds — which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Managing Business Performance

We conduct our management and investment business through the following four primary segments: (i) private equity funds, (ii) Castles (iii) liquid hedge funds, and (iv) hybrid hedge funds. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.

The amounts not allocated to a segment consist primarily of interest earned on short-term investments, certain general and administrative expenses, and all interest incurred with respect to corporate borrowings. Where applicable, portions of the general and administrative expenses have been allocated between the segments.

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

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit holders. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see ‘‘— Results of Operations — Segments Analysis’’ below.

Public Company Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles, whose initial public offering was sponsored directly by us. Our funds’ investments (including those of our hedge funds) in these public companies include net unrealized gains based on their stock prices as of December 31, 2007. Our share of those profits, which we call our private equity unrealized ‘‘public company surplus,’’ represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized on a distributable earnings basis will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly less than the amounts presented below, a function of market conditions at those times.

Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share(2)	USD Market Value(3)
		(in thousands)	(December 31, 2007)	(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$8.78	$193,599
GAGFAH (FSE: GFJ)	10/06	150,320	€11.88	2,605,479
Aircastle Limited (NYSE: AYR)	8/06	25,326	$26.33	666,842
Brookdale Senior Living (NYSE: BKD)	11/05	61,268	$28.41	1,740,635
Mapeley Limited (LSE: MAY)	6/05	16,572	£15.15	498,336
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€16.75	209,471
Potential USD Proceeds				$5,914,362
Cost Basis (including debt) as of December 31, 2007				4,106,347
Total Potential Unrealized Gains(4)				$1,808,015
Incentive Income Paying %				85.19%
Incentive Income Eligible Dollars				$1,540,208
Maximum Eligible Incentive Income %				20.00%
Total Potential Incentive Income				$308,042
Fortress Retained % of Incentive Income(5)				65.43%
Potential Incentive Income to Fortress Operating Group (unrealized public company surplus)(6)				$201,565
Potential Incentive Income to Fortress Operating Group adjusted for certain non-public investment write-downs(6)				$182,037
Incentive Income Proceeds (2007)(7)				$161,217

(1)	Includes shares owned in hedge fund special investment accounts.
(2)	As of March 24, 2008, the closing price per share of each of the companies listed above was as follows: GHS $6.44; GFJ€11.46; AYR $13.37; BKD $24.60; MAY£15.07; ECT€13.91.
(3)	Foreign exchange rates are as of December 31, 2007. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.
(4)	Assumes all incentive income thresholds specified in applicable fund agreements are met.
(5)	Represents percentage of incentive income not payable to employees.
(6)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Part I, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on our Class A shares.’’
(7)	The amount of unrealized surplus was reduced during 2007 by: (i) approximately $104.7 million in January 2007 as a result of the distribution of proceeds from a financing arrangement entered into by certain Fortress Funds which own shares of GAGFAH, and (ii) approximately $56.5 million in July 2007 as a result of the sale of Crown Castle International shares. In December 2007, certain Fortress Funds completed the sale of their Mapeley Limited shares to other Fortress Funds and realized a gain. As a result, unrealized surplus was reduced by $27.7 million subsequent to December 31, 2007, although the related shares are still held by Fortress Funds.

Market Considerations

Our revenues consist principally of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, which in turn depends on our ability to successfully invest our funds’ capital. The primary market factors that impact this are:

•	The strength of the alternative investment management industry, including the amount of capital invested and withdrawn from alternative investments. Our share of this capital is dependent on the strength of our performance relative to the performance of our competitors. The capital we attract is a driver of our MAUM, as are our returns, which in turn drive the fees we earn.

•	The strength and liquidity of the U.S. and relevant global equity markets generally, and the IPO market specifically, which affect our ability to increase the value of our equity positions in our private equity portfolio companies.

•	The strength and liquidity of the U.S. and relevant global debt markets. Our funds make investments in debt instruments, which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make acquisitions. Our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.

•	Volatility within the markets. Volatility within the debt and equity markets, as well as within the commodity market to a limited extent, increases opportunities for investments within each of our segments, and directly impacts the performance of our liquid hedge funds.

•	Other than in our liquid hedge funds, we benefit from stable interest rate and foreign currency exchange rate markets. The direction of the impact of changes in interest rates or foreign currency exchange rates on our liquid hedge funds is dependent on their expectations and the related direction of their investments at such time; therefore, historical trends in these markets are not necessarily indicative of future performance in these funds.

For the most part, we believe the trends in these factors have created a favorable investment environment for our funds in recent years. However, changes in several of these market factors have begun to adversely impact the investment environment for our funds.

•	In recent years, the U.S. economy and capital markets have been robust, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets. However, U.S. and European debt markets, as well as other debt markets around the world, have recently experienced a tightening of available credit beginning in the third quarter of 2007. This tightening continued during the fourth quarter and has intensified during the first quarter of 2008. In addition, beginning in the fourth quarter of 2007, U.S., European and other equity markets became less favorable for IPOs and other issuances.

•	Institutions, high net worth individuals and other investors are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

•	Allocations of capital to the alternative investment sector are also dependent, in part, on the strength of the economy and the returns available from other investments relative to returns from alternative investments. This, in turn, is also dependent on the interest rate and credit spread markets; as interest rates rise and/or spreads widen, returns available on other investments would tend to increase, which could slow capital flow to the alternative investment sector. In recent years, we have experienced relatively steady and historically low interest rates and tight credit spreads during the periods presented, which has been favorable to our business. However, market developments beginning in the third quarter of 2007, which are discussed in more detail below, have caused credit spreads to widen. Credit spreads represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR.

Historically, the trends discussed above have been generally favorable to our performance. No assurance can be given that future trends will not be disadvantageous to us, particularly if current challenging conditions persist or intensify.

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, provided that we are able to finance investments on attractive terms.

During 2007, the per share market prices of the investments held by our private equity funds in public companies have decreased substantially. This, in turn, has contributed to a significant decrease in our public company surplus as described above under ‘‘ — Public Company Surplus.’’ A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to receive incentive income from them. We believe these decreases are a result of a general downturn in demand for dividend paying stocks rather than of a change in the strength of the underlying companies.

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

This disruption continued during the fourth quarter and has intensified during the first quarter of 2008. This disruption has negatively impacted the financial markets in which we operate in a number of ways:

•	We have benefited in recent years from relatively tight interest rate spreads. Tight spreads have allowed us and the funds we manage to obtain financing for investments at attractive rates. Over the past several months, interest rate spreads have widened significantly, particularly in the first quarter of 2008. This widening will typically increase our costs when financing our investments using debt, which in turn reduces the net return we can earn on those investments.

•	Moreover, there currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin collateral requirements imposed by lenders on some types of investments, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we and the funds we manage have sufficient liquidity in the current market environment.

•	A number of financial institutions have been required to provide additional margin collateral as collateral to support their obligations under their existing investments. With respect to certain assets within various Fortress Funds, the relevant funds have posted a substantial amount of margin collateral.

•	There has been a reduction in market trading activity. This has made the valuation of investments more difficult and, in our opinion, has resulted in relatively conservative valuations by third party brokers and pricing agents.

•	Many market participants have become increasingly uncertain about the ability of a number of investment banks that serve as key counterparties for a tremendous number of derivatives and other financial instruments, the most notable example being the recent speculation regarding the solvency of Bear Stearns. This uncertainty has intensified the ongoing disruption in the global financial markets. A failure by an investment bank would have a meaningfully negative impact on the financial markets in which we operate.

We do not currently know the full extent to which this recent disruption will affect us or the markets in which we operate. If the disruption continues, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, margin requirements, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. The direct effects of the subprime market disruption to date have been limited to: (i) a reduction in the value of several of our fund investments, by an aggregate of $16.4 million, and (ii) the discontinuance of incentive income from one of our Castles, with MAUM of $1.2 billion as of December 31, 2007, for an indeterminate period of time.

These developments may produce a number of attractive investment opportunities in the future. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the Fortress Funds.

For a more detailed description of how economic and global financial market conditions can materially affect our financial performance and condition, see Part I, Item 1A, ‘‘Risk Factors — Risks Related to Our Funds — Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.’’

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see ‘‘ — Segment Analysis’’ below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare our pro forma results of operations for the years ended December 31, 2007 and 2006 on a deconsolidated basis. The pro forma results will be the basis of the discussion summarizing the changes in our results of operations for the years ended December 31, 2007 and 2006. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items from 2006 to 2007 as a result of the deconsolidation.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Consolidated	Deconsolidation Adjustments		Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$414,166	$53,072	$467,238	$154,649	$164,355		$319,004	$148,234
Incentive income from affiliates	442,892	211,682	654,574	185,364	140,151		325,515	329,059
Other revenues	69,927	(3,232)	66,695	70,802	(58,102)		12,700	53,995
Interest and dividend income – investment company holdings	309,030	(309,030)	—	1,110,489	(1,110,489)		—	—
	1,236,015	(47,508)	1,188,507	1,521,304	(864,085)		657,219	531,288
Expenses
Interest expense	166,933	(132,620)	34,313	559,366	(518,758)		40,608	(6,295)
Compensation and benefits	658,815	(9,805)	649,010	436,004	(50,914)		385,090	263,920
Principals agreement compensation	852,956	—	852,956	—	—		—	852,956
General, administrative and other (including depreciation and amortization)	108,339	(22,024)	86,315	121,913	(71,292)		50,621	35,694
	1,787,043	(164,449)	1,622,594	1,117,283	(640,964)		476,319	1,146,275
Other Income (Loss)
Gains (losses) – investment company holdings	(647,477)	647,477	—	6,594,029	(6,594,029)		—	—
Gains (losses) – other investments	(109,160)	—	(109,160)	173,641	5,533		179,174	(288,334)
Earnings (losses) from equity method investees	(61,674)	3,231	(58,443)	5,039	103,146		108,185	(166,628)
	(818,311)	650,708	(167,603)	6,772,709	(6,485,350)		287,359	(454,962)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and
Income Taxes	(1,369,339)	767,649	(601,690)	7,176,730	(6,708,471)		468,259	(1,069,949)
Deferred incentive income	307,034	(307,034)	—	(1,066,137)	1,066,137		—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	996,870	(460,615)	536,255	(5,655,184)	5,636,457		(18,727)	554,982
Income Before Income Taxes	(65,435)	—	(65,435)	455,409	(5,877)		449,532	(514,967)
Income tax benefit (expense)	5,632	—	5,632	(12,525)	581		(11,944)	17,576
Net Income (Loss)	$(59,803)	$—	$(59,803)	$442,884	$(5,296	)(A)	$437,588	$(497,391)

(A)	Amount represents the carrying value of Fortress’s options in Northcastle. Upon the decision to liquidate Northcastle, these options were written off by Fortress. This write off was eliminated in consolidation but is retained on a deconsolidated basis.

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our MAUM;

•	level of performance of our funds;

•	growth of our fund management and investment platform and our compensation structure to sustain that growth; and

•	the income tax expense as a result of our reorganization which occurred in 2007.

Fee Paying Assets Under Management

We measure MAUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new funds with sizeable capital commitments for our private equity funds, raising capital for our Castles, and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our MAUM has increased significantly over the periods discussed.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, if lower) for the private equity funds, which in connection with funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.

Management Fees

Significant growth of our average MAUM has had a positive effect on our revenues. As the MAUM in our funds grew, so did the management fees we earned. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in MAUM may not be recognized until the following period.

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

The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved. As our private equity funds continue to mature, the amount of incentive income recognized could continue to increase, subject to the performance of the funds and the resolution of the contingencies.

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 580 employees as of December 31, 2006 to 699 employees as of December 31, 2007. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 8 to Part II, Item 8, ‘‘Financial Statements — Equity-Based Compensation’’ as a means to provide an additional financial incentive to retain our existing and future employees.

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

In connection with the Nomura transaction and the initial public offering (see Note 1 to Part II, Item 8, ‘‘Financial Statements — Organization and Basis of Presentation’’), our operating entities were reorganized and a portion of our income is now subject to U.S. federal and state corporate income tax.

The amount of income taxes that we may be required to pay could increase significantly if legislation recently introduced in Congress is passed in its proposed form. During June 2007, legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation does not include any corresponding exemption period. As of today, no action has been taken on either bill. In addition, legislation has also been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of taxing income recognized from ‘‘carried interests’’ as ordinary income thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part I, Item 1A, ‘‘Risk Factors — Risks Related to Taxation — Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.’’

Revenues

	Year Ended December 31,
	2007 (A)	2006 (A)	Variance
Management fees from affiliates	$467,238	$319,004	$148,234
Incentive income from affiliates	654,574	325,515	329,059
Other revenues	66,695	12,700	53,995
Total Revenues	$1,188,507	$657,219	$531,288

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the year ended December 31, 2007 compared with the year ended December 31, 2006, total revenues increased as a result of the following:

Management fees from affiliates increased by $148.2 million primarily due to the net effect of increases in average MAUM of $4.0 billion, $2.6 billion and $2.8 billion in our private equity funds, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average MAUM drove $171.5 million of additional management fees. This increase was partially offset by a decrease of $31.1 million related to the receipt of options recorded as management fee income from the Castles.

Incentive income from affiliates increased by $329.1 million primarily as a result of $313.2 million of incentive income recognized from our private equity funds for the year ended December 31, 2007, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $9.5 million of incentive income accrued for one of our private equity funds for the year ended December 31, 2006, which was no longer subject to contingencies. Furthermore, our liquid hedge funds contributed an additional increase of $43.6 million in incentive income primarily from growth of average capital eligible for incentive income, partially offset by a $38.2 million decrease from our hybrid hedge funds due to lower returns.

Other revenues increased by $54.0 million primarily due to $18.0 million of additional expense reimbursements from our funds, which are recorded gross on our statement of operations, interest income which increased by $11.1 million, and other miscellaneous items.

Expenses

	Year Ended December 31,
	2007 (A)	2006 (A)	Variance
Interest expense	$34,313	$40,608	$(6,295)
Compensation and benefits	649,010	385,090	263,920
Principals agreement compensation	852,956	—	852,956
General, administrative and other (including depreciation and amortization)	86,315	50,621	35,694
Total Expenses	$1,622,594	$476,319	$1,146,275

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the year ended December 31, 2007 compared with the year ended December 31, 2006, total expenses changed as a result of the following:

Interest expense decreased by $6.3 million primarily due to a reduction in our weighted average interest rate from 7.92% for the year ended December 31, 2006 to 7.49% for the year ended December 31, 2007, decreasing interest expense by $4.0 million. Furthermore, our weighted average debt outstanding under Fortress Operating Group’s credit facility decreased from $468.0 million for the year ended December 31, 2006 to $422.8 million for the year ended December 31, 2007, decreasing interest expense by $3.4 million. This decrease was partially offset by an increase in unused commitment fees of $1.0 million related primarily to our undrawn delayed term loan issued in May 2007.

Compensation and benefits increased by $263.9 million primarily due to profit-sharing compensation, equity-based compensation and growth in our employee population of $49.3 million, $113.6 million and $63.5 million, respectively.

Profit-sharing compensation increased due largely to significant private equity realization events in the first and second quarters of 2007 and increased profit from our liquid hedge funds. The increase in equity-based compensation to employees was primarily related to the restricted stock units and LTIP award as described in Note 8 to Part II, Item 8, ‘‘Financial Statements — Equity-Based Compensation.’’ In addition, our average headcount for the year ended December 31, 2007 grew 44.4% compared to the year ended December 31, 2006. The remaining increase is due to increases in other miscellaneous items such as health benefits.

Principals agreement compensation was $853.0 million for the year ended December 31, 2007. In connection with the initial public offering, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who are employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million will be charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses increased by $35.7 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and professional fees and consulting fees relating to our transition to being a public company.

Future Compensation Expense

We will further recognize, in the future, non-cash compensation expense on our non-vested equity-based awards of $706.4 million with a weighted average recognition period of 5.09 years.

Other Income (Loss)

	Year Ended December 31,
	2007 (A)	2006 (A)	Variance
Gains (losses) – other investments	$(109,160)	$179,174	$(288,334)
Earnings (losses) from equity method investees	(58,443)	108,185	(166,628)
Total Other Income	$(167,603)	$287,359	$(454,962)

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the year ended December 31, 2007 compared with the year ended December 31, 2006, total other income decreased as a result of the following:

Gain (losses) — other investments decreased by $288.3 million primarily due to the net effect of:

—	in 2007 we recognized an unrealized loss of $109.6 million on our options in one of our Castles as a result of a decline in the relative performance of the underlying stock price as compared to the recognition of an unrealized gain of $85.8 million in 2006;
—	in 2007 we recognized $2.9 million in gains from our deferred fee arrangements as compared to $101.7 million in gains in 2006. These deferred fee arrangements were terminated prior to our initial public offering;
—	in 2007 we recognized a $3.6 million write down of our Newcastle options; and
—	in 2006 we recognized a $5.9 million write-off of our Northcastle options.

Earnings (losses) from equity method investees decreased by $166.6 million primarily due to the net effect of (i) the recognition of a $58.4 million net loss from equity method investees in 2007 as a result of a $92.6 million loss attributed to investments in our private equity funds offset by our share of income from investments in our hedge funds and other investments of $34.2 million compared to (ii) the recognition of $108.2 million in earnings on our equity method investments in 2006.

Income Tax Benefit (Expense)

For the year ended December 31, 2007, Fortress recorded an income tax benefit of $5.6 million. This tax benefit was primarily attributable to certain expenses recorded in our financial statements which are not currently deductible for income tax purposes.  For the year ended December 31, 2006, Fortress recognized income tax expense of $12.5 million. Given our partnership structure prior to our reorganization in January 2007 (see Note 1 to Part II, Item 8, ‘‘Financial Statements — Organization and Basis of Presentation’’), our tax expense primarily arose from the New York City unincorporated business tax at a statutory rate of 4%.

The following is a discussion of Fortress Operating Group’s (our predecessor’s) combined results of operations for the years ended December 31, 2006 and 2005. Fortress Investment Group LLC did

not commence operations until January 12, 2007 and Fortress Operating Group is considered our predecessor for accounting purposes. Its combined financial statements have become our historical financial statements.

The following table presents our results of operations as derived from our accompanying combined financial statements.

	Year Ended December 31,
	2006	2005	Variance
Revenues
Management fees from affiliates	$154,649	$81,356	$73,293
Incentive income from affiliates	185,364	172,623	12,741
Other revenues	70,802	30,334	40,468
Interest and dividend income – investment company holdings	1,110,489	759,086	351,403
	1,521,304	1,043,399	477,905
Expenses
Interest expense	559,366	329,692	229,674
Compensation and benefits	436,004	259,216	176,788
General, administrative and other (including depreciation and amortization)	121,913	96,321	25,592
	1,117,283	685,229	432,054
Other Income (Loss)
Gains (losses) – investment company holdings	6,594,029	2,903,978	3,690,051
Gains (losses) – other investments	173,641	37,181	136,460
Earnings (losses) from equity method investees	5,039	10,465	(5,426)
	6,772,709	2,951,624	3,821,085
Income (Loss) Before Deferred Incentive Income, Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	7,176,730	3,309,794	3,866,936
Deferred incentive income	(1,066,137)	(444,567)	(621,570)
Others’ interests in income of consolidated subsidiaries	(5,655,184)	(2,662,926)	(2,992,258)
Income (Loss) Before Income Taxes	455,409	202,301	253,108
Income tax expense	(12,525)	(9,625)	(2,900)
Net Income (Loss)	$442,884	$192,676	$250,208

Revenues

The significant growth of our MAUM has had a positive effect on our revenues. Management fees are calculated based upon MAUM of unconsolidated funds. As the MAUM in our unconsolidated funds grew, so did the management fees we earned. Fees earned from our consolidated funds were eliminated in consolidation. Increases in MAUM of our consolidated funds generated gross interest and dividend income. In either case, depending on the timing of capital contributions in a given period, the full economic benefits of an increase in MAUM may not be recognized until the following period.

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to new corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 400 employees as of December 31, 2005 to 580 employees as of December 31, 2006. As a result, our compensation and other personnel related expenses have increased as have our rent and other office related expenses.

Income Tax Expense

Certain consolidated subsidiaries within our hedge fund segments are subject to New York City Unincorporated Business Tax (‘‘UBT’’) on their net taxable income. As the amounts earned by these consolidated subsidiaries increased, the amount subject to UBT increased. In addition, as our global presence expanded during these years, we were subject to increasing foreign income taxes in various jurisdictions.

Revenues

	Year Ended December 31,
	2006	2005	Variance
Management fees from affiliates	$154,649	$81,356	$73,293
Incentive income from affiliates	185,364	172,623	12,741
Other revenues	70,802	30,334	40,468
Interest and dividend income – investment company holdings	1,110,489	759,086	351,403
Total Revenues	$1,521,304	$1,043,399	$477,905

For the year ended December 31, 2006 compared with the year ended December 31, 2005, total revenues increased by $477.9 million as a result of the following:

Management fees from affiliates increased by $73.3 million primarily due to:

—	a $32.4 million increase in management fees from one of our unconsolidated liquid hedge funds. This increase was mainly the result of a $1.5 billion growth in the fund’s average MAUM;

—	multiple capital raises by Eurocastle, which increased its total outstanding common equity subject to management fees from €287.8 million as of December 31, 2005 to €1,448.2 million as of December 31, 2006, resulting in:

•	a $29.3 million increase in management fees related to options received from Eurocastle as compensation for services performed in raising capital; and

•	an increase in Eurocastle’s average MAUM by €812.0 million, which resulted in an $11.0 million increase in contractual management fees from Eurocastle.

Incentive income from affiliates increased by $12.7 million primarily as a result of the net effect of the following:

—	a $36.6 million increase in incentive income from one of our unconsolidated liquid hedge funds. The main driver of the increase in this unconsolidated liquid hedge fund’s incentive income was a $1.5 billion growth in the fund’s average capital eligible for incentive income, which yielded an increase of $56.3 million in incentive income. This $56.3 million increase was partially offset by a decline in the returns from the fund to 18.5% in 2006 from 23.1% in 2005, which yielded a decrease in incentive income of $20.7 million on our existing base of average capital eligible for incentive income;

—	a $4.4 million increase in incentive income from Newcastle. This was the result of an increase in the gross year-over-year Funds From Operations (‘‘FFO’’) rate of return (before incentive compensation expense) earned by Newcastle from 14.0% to 15.9%. FFO is the operating performance metric used by the Castles’ management agreements for determining incentive income; and

—	a $30.0 million decrease in incentive income from Newcastle Investment Holdings LLC (‘‘NIH’’), primarily as a result of a realization event in 2005, which resulted in the recognition of significant incentive income upon the sale of a real estate portfolio.

Other revenues increased by $40.5 million primarily due to:

—	the generation by our CDO entities of an additional $17.4 million in fee income primarily from amendment and exit fees;

—	an increase of $16.1 million in other revenues recognized by Northcastle, which was formed during 2005, from dividends and interest generated from its portfolio; and

—	an increase related to $6.0 million in advisory fees collected by Fortress Operating Group for assisting an externally managed hedge fund in liquidating its portfolio.

Interest and dividend income relating to holdings of our consolidated investment companies increased by $351.4 million.

Interest income increased by $309.8 million primarily due to:

—	a $155.5 million increase related to our CDO entities, which was primarily driven by:

•	an increase in interest income in one of these CDO entities of $64.1 million as follows:

Increase in the spread they earned over LIBOR	$27.9 million
Increase in the average funded principal balance from $1.3 billion for the year ended December 31, 2005 to $1.7 billion for the year ended December 31, 2006	$21.0 million
Increase in the weighted average LIBOR of 1.58%, since most of the loans made by the CDO are indexed to LIBOR	$17.3 million
Other	($2.1 million)

•	the creation of a new CDO entity in May 2005 and a full twelve months of operation in 2006 accounted for an increase in interest income of $44.4 million;

•	the creation of two CDO entities in February and April 2006, which generated an additional $45.3 million in interest income; and

—	a $106.4 million increase in interest income earned by our consolidated liquid hedge funds, mainly due to the formation of a new fund, with a highly leveraged relative value strategy, which was launched in February 2005. This new liquid hedge fund generated a $102.0 million increase in interest income. This increase was the result of increased trading volume, a full twelve months of operations in 2006 and an increase in the average treasury rate which drove $69.9 million, $20.3 million and $11.8 million of the increase, respectively.

Dividend income increased by $41.6 million primarily due to the net effect of:

—	a $54.8 million and an $8.9 million increases in dividends earned by Fund III and Fund III Coinvestment Fund, respectively. These increases primarily resulted from $34.1 million in first time dividends received from their investment in an aircraft leasing company, which went public in August 2006, $15.5 million received from Eurocastle, and $14.1 million from their investment in a local media publisher which went public in October 2006;

—	an $8.3 million increase in dividends earned by our hybrid hedge fund special investments. This increase by our hybrid hedge fund special investments was mostly due to first time dividends of $4.4 million and $3.1 million from their investments in an aircraft leasing company and Eurocastle, respectively;

—	the collection by FRIC and Fund IV of $7.5 million and $5.7 million, respectively, in first time dividends from their investment in a senior living facilities company which went public in November 2005; and

—	a partial offset from a decrease in dividend income received by Fund II, which did not record any dividend income in the second half of 2006. In June 2006, Fund II transferred its investments in certain portfolio companies to an intermediate holding company in which the fund is the sole investor, whereby the holding company received the dividends. This holding company is accounted at fair value by Fund II. This resulted in a decrease of $52.1 million in dividend income recorded by Fund II with a corresponding increase in unrealized gains.

Expenses

In the analysis below, general, administrative and other expenses include depreciation and amortization.

	Year Ended December 31,
	2006	2005	Variance
Interest expense
Investment company holdings	$505,340	$318,010	$187,330
Other	54,026	11,682	42,344
Compensation and benefits	436,004	259,216	176,788
General, administrative and other (including depreciation and amortization)	121,913	96,321	25,592
Total Expenses	$1,117,283	$685,229	$432,054

For the year ended December 31, 2006 compared with the year ended December 31, 2005, total expenses increased by $432.1 million as a result of the following:

Total interest expense increased by $229.7 million primarily due to:

—	a $73.2 million increase in interest expense incurred by our consolidated liquid hedge funds. This increase was due to the net effect of:

•	the formation of a new investment fund with a highly leveraged relative value strategy, which generated a $91.1 million increase in interest expense. This increase was mainly the result of increased trading activity, a full twelve months of operations in 2006 and an increase in the average treasury rate, which was responsible for $60.7 million, $19.9 million and $10.5 million of the increase, respectively;

•	a $17.9 million decrease in interest expense in our existing consolidated liquid hedge fund. This fund significantly increased its debt to invest in the same highly leveraged relative value strategy throughout 2005 and through the first half of 2006. The result was a considerable increase in the interest expense from this fund over this period. In the second half of 2006, the decision was made to alter this strategy and the debt position was paid down, resulting in the decrease in interest expense;

—	a $62.0 million increase in interest expense incurred by our consolidated CDO entities. This increase was mainly due to:

•	an increase in interest expense in one of our CDO entities of $21.2 million primarily as a result of an increase in weighted average LIBOR of 1.61% from 3.45% for the year ended December 31, 2005 to 5.06% for the year ended December 31, 2006, since most of its loans are indexed to LIBOR;

•	the creation of two CDO entities in February and April 2006, which generated an additional $22.2 million in interest expense;

—	the creation of a new CDO entity in May 2005 and a full twelve months of operation in 2006 accounted for an increase in interest expense of $18.5 million;

—	a $20.2 million increase in interest expense incurred by Fund I. Fund I refinanced its debt in December 2005 and June 2006. Prior to December 2005 and after June 2006, debt in connection with certain portfolio companies was held at the controlled affiliate level and, therefore, the fund did not directly record any interest expense but rather the interest expense was recognized by the fund through lower dividends paid by the controlled affiliate. Between December 2005 and June 2006, this debt was held at the fund level and therefore the fund recognized interest expense with a corresponding increase in dividend income received from the controlled affiliate; and
—	a $42.3 million increase in other interest expense primarily due to the increase of our weighted average debt outstanding under Fortress Operating Group’s credit facility to $468.0 million for the year ended December 31, 2006 from $112.8 million for the year ended December 31, 2005, while the weighted average annual interest rate on this facility (excluding write-offs of deferred loan costs) rose to 7.92% for the year ended December 31, 2006 from 7.43% for the year ended December 31, 2005. In addition, in connection with the repayment of the prior credit facility, deferred loan costs of $3.1 million were written off to interest expense in 2006.

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

Other Income

	Year Ended December 31,
	2006	2005	Variance
Gains (losses) – investment company holdings	$6,594,029	$2,903,978	$3,690,051
Gains (losses) – other investments	173,641	37,181	136,460
Earnings from equity method investees	5,039	10,465	(5,426)
Total Other Income	$6,772,709	$2,951,624	$3,821,085

For the year ended December 31, 2006 compared with the year ended December 31, 2005, total other income increased by $3.8 billion as a result of the following:

Gains from our consolidated investment company holdings increased by $3.7 billion. This increase was primarily due to the net effect of:

—	increases of $1,676.9 million and $218.1 million in Fund III and Fund III Coinvestment Fund, respectively. The main reasons for the growth in these unrealized gains were the initial public offerings of their investments in a residential housing company, an aircraft leasing company and a print and online media company as well as the appreciation in value of their investments in Eurocastle;
—	increases of $800.1 million, $416.5 million, and $165.3 million in Fortress Residential Investment Deutschland (‘‘FRID’’), GAGACQ, and the GAGACQ coinvestment funds, respectively. These increases in unrealized gains were the result of the initial public offering of their investments in a residential housing company. In addition to its increased unrealized gains, FRID sold shares of its investment in the residential housing company and realized a one-time gain of $113.9 million;
—	an increase of $196.4 million in our hybrid hedge fund special investments. The growth in the valuation of their investments in a residential housing company, an aircraft leasing company and Eurocastle were the foundation of the increase in unrealized gains by our hybrid hedge fund special investments; and
—	decreases in gains from Fund I and Fund III. Fund I gains declined by $317.6 million as a result of not sustaining the same degree of gains that were generated in 2005 by the appreciation of its investment in a cell phone tower company and the initial public offerings of its investments in a real estate company and a senior living facilities company. Fund III had a decrease in gains of $142.2 million as a consequence of losses associated with hedging currency risk related to expected future profits from its foreign currency investments.

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

Deferred Incentive Income

Deferred incentive income represents the deferral of our share of incentive income allocated from private equity funds which is recognized to the extent that this income is not subject to contingent repayment. For these periods, the changes are the result of the net change in our proportionate share of the profits of our private equity funds which are subject to contingent repayment, other than the $9.5 million offset to this amount in the fourth quarter of 2006 related to the recognition of previously deferred incentive income, which is no longer subject to contingent repayment.

Income Tax Expense

For the year ended December 31, 2006 compared with the year ended December 31, 2005, income tax expense increased by $2.9 million primarily as a result of increased management and incentive fees from our unconsolidated hedge funds.

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

As segment revenues reflected in our distributable earnings are presented on an unconsolidated basis, management fee and incentive income are reflected on a gross basis prior to elimination as required in consolidation. As a result of this presentation, management fees and incentive income are greater than those reflected on a consolidated GAAP basis for periods prior to the deconsolidation on March 31, 2007. Other items within distributable earnings are less than the related amounts on a GAAP basis for these periods, as they do not include the effects of consolidating the Fortress Funds.

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

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (see Note 8 to Part II, Item 8, ‘‘Financial Statements — Equity-Based Compensation’’ ),

(vii)	adding the income (or subtracting the loss) allocable to the principals’ interests attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement (see Note 6 to Part II, Item 8, ‘‘Financial Statements — Income Taxes’’).

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

Private Equity Funds

	Year Ended December 31,			Variance
	2007	2006	2005	2007 / 2006	2006 / 2005
Management Fees	$131,939	$84,279	$46,695	$47,660	$37,584
Incentive Income	275,254	129,800	133,230	145,454	(3,430)
Segment revenues – total	$407,193	$214,079	$179,925	$193,114	$34,154
Pre-tax distributable earnings	$281,959	$154,573	$128,082	$127,386	$26,491

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings increased by $127.4 million mainly due to:

—	a $47.7 million increase in management fees. Management fees increased mainly due to (i) $46.9 million of management fees generated by the creation of new private equity funds, most notably Fund V and Fortress Holiday Investment Fund (‘‘FHIF’’), (ii) increases in MAUM from Fund IV Coinvestment Fund (‘‘Fund IV Co’’) and Fortress Intrawest Coinvestment Fund (‘‘FICO’’) which resulted in an increase in management fees of $5.9 million and $6.1 million, respectively, and (iii) an increase of $1.8 million as a consequence of management fees being charged for a full year for Fortress RIC Coinvestment Fund (‘‘FRIC’’) which was formed during 2006. These increases to management fees were partially offset by a decrease of $6.9 million in management fees collected from Fund II as a result of distributions to investors (which reduces MAUM), a decrease of $3.2 million from Fund III as a consequence of the creation of Fund IV in March 2006 (which caused the management fees from Fund III to be based on invested capital rather than capital commitments), and decreases of $1.4 million and $1.6 million from Fund IV and Fund IV Co, respectively, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV and Fund IV Co to be based on invested capital rather than capital commitments);

—	a $93.2 million net increase in incentive income. Incentive income grew by $145.5 million partially offset by a corresponding increase in the employees’ share of incentive income of $52.3 million reflected as profit sharing compensation expense. The increase of $145.5 million of incentive income was the result of proceeds distributed in relation to realization events by our private equity funds’ investments in a residential housing company and Crown Castle International during the year ended December 31, 2007, net of proceeds distributed from realization events by our private equity funds’ investments in Brookdale that occurred during the year ended December 31, 2006;

—	a $20.9 million increase in operating expenses mainly driven by an increase in headcount; and

—	a $6.0 million increase in net investment income primarily as a result of our share in the realized gains from the aforementioned private equity funds’ investment in a residential housing company during the year ended December 31, 2007, net of the gains related to Brookdale during the year ended December 31, 2006.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Pre-tax distributable earnings increased by $26.5 million mainly due to a $37.6 million growth in management fees. The increase of management fees was driven by a $44.3 million increase in fees from Fund IV, which was created in March 2006, and FRID, Fund III Coinvestment Fund, and Long Dated Value, which all grew invested capital over the period. These increases in management fees were partially offset by a reduction in management fees related to Fund I, Fund II and Fund III for a total of $8.0 million, which was attributable to distributions and reaching the reset date for Fund III as a consequence of the creation of Fund IV (after which Fund III paid management fees based on invested capital rather than capital commitments). This increase was partially offset by a decrease in net incentive income, after the employee participation, and investment income of $7.4 million and $4.0 million, respectively. The net incentive income decrease of $7.4 million was primarily related to a net decrease in distributions from NIH and Fund I of $62.4 million partially offset by net increases from Fund II of $43.4 million, from FRID of $10.0 million and from Fund III of $1.5 million. Investment income declined primarily as a result of the large one-time NIH realization events we experienced in 2005.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Year Ended December 31,			Variance
	2007	2006	2005	2007 / 2006	2006 / 2005
Management Fees	$49,661	$32,544	$19,463	$17,117	$13,081
Incentive Income	39,490	15,682	12,412	23,808	3,270
Segment revenues – total	$89,151	$48,226	$31,875	$40,925	$16,351
Pre-tax distributable earnings	$46,592	$7,092	$9,118	$39,500	$(2,026)

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings increased by $39.5 million primarily due to:

—	a $15.5 million net increase in management fees. Management fees increased by $17.1 million primarily as a result of the growth of average MAUM. The $17.1 million increase was partially offset by a $1.6 million increase in the employees’ share of operating income, reflected as profit sharing compensation expense;

—	a $22.7 million net increase in incentive income. Incentive income increased by $23.8 million offset by an increase in the employees’ share of incentive income of $1.1 million reflected as profit sharing compensation expense. The increase of $23.8 million was primarily due to (i) an increase of $15.6 million in incentive income due to higher FFO in excess of certain performance hurdles, generated by Eurocastle, (ii) increased equity eligible for incentive, which resulted in a $6.0 million increase in incentive income, and (iii) $1.9 million of additional incentive compensation resulting from the sale of shares received upon the exercise of options held in Eurocastle.

—	a $0.2 million increase in net investment income primarily due to an increase of $0.3 million in the dividend income received on our shares held in Eurocastle and Newcastle.

—	a $1.1 million net decrease in operating expenses primarily due to the liquidation of Northcastle in 2006.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Pre-tax distributable earnings decreased by $2.0 million primarily due to the net effect of a decrease in investment income of $6.5 million offset partially by a net increase in operating income of $4.5 million.

The $6.5 million decrease in investment income was primarily due to the change in loss (gain) from foreign currency derivatives related to Eurocastle and Northcastle of $8.5 million partially offset by an increase in dividend income from the Castles.

The $4.5 million increase in operating income was the result of the net effect of growth in management fees of $13.1 million and in incentive income of $3.3 million, offset by an increase in operating expense of $11.9 million. The driver for the increase in management fees was the growth of average MAUM, which grew by $0.9 billion primarily driven by an additional €1.2 billion in capital raised by Eurocastle. With the incentive income from the Castles being based on a percentage of their FFO, in excess of certain performance hurdles, incentive income increased as a result of higher FFO for Newcastle of $119.4 million during the year ended December 31, 2006 from $104.0 million during the year ended December 31, 2005 and for Eurocastle of $93.9 million during the year ended December 31, 2006 from $39.3 million during the year ended December 31, 2005. The increased operating expenses was due to an increase in operating expenses of $7.6 million as the result of a 46.8% increase in headcount to 84 employees as well as an increase in the employees’ share of operating income of $4.8 million reflected as compensation expense.

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2007	2006	2005	2007 / 2006	2006 / 2005
Management Fees	$158,882	$92,746	$55,978	$66,136	$36,768
Incentive Income	199,283	154,068	114,353	45,215	39,715
Segment revenues – total	$358,165	$246,814	$170,331	$111,351	$76,483
Pre-tax distributable earnings	$165,248	$184,575	$89,413	$(19,327)	$95,162

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings decreased by $19.3 million mainly due to:

—	a $57.4 million net increase in management fees. Management fees increased by $66.1 million partially offset by a corresponding increase in the employees’ share of management fees of $8.7 million. The $66.1 million increase was primarily a result of the growth in average MAUM and an increase in the average management fee percentage earned, which drove $54.1 million and $13.8 million of additional management fees, respectively, partially offset by a decrease in non-affiliated management fees of $1.8 million;

—	a $34.2 million net increase to incentive income. Incentive income increased by $45.2 million partially offset by a corresponding increase in the employees’ share of incentive income of $11.0 million, reflected as profit sharing compensation expense. The $45.2 million increase in incentive income is primarily attributable to an increase in average capital eligible for incentive income, which contributed an increase of $96.6 million, offset by lower returns of $53.1 million;

—	a $33.4 million increase in operating expenses mainly due to an increase in headcount; and

—	a $77.5 million decrease in net investment income. This decline is mainly attributable to the distribution of previously earned fees which had generated $79.0 million of income for the year ended December 31, 2006, compared to $2.0 million for the year ended December 31, 2007.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Pre-tax distributable earnings increased by $95.2 million mainly due to investment income, which increased by $61.2 million. This increase to investment income is attributable to gains from investments related to our receivables for previously earned fees, which increased by $61.4 million as a result of the performance of the unconsolidated liquid hedge funds. In addition, incentive income increased by $39.7 million partially offset by a corresponding increase in the employees’ share of incentive income of $21.6 million reflected as compensation expense, resulting in a net increase of $18.1 million. The increase in incentive income was mainly due to the growth of average capital eligible for incentive income, which grew by $1.6 billion as a result of a significant increase in net capital contributions in early 2006. The average capital eligible for incentive income increase accounted for $60.8 million of the growth in incentive income. This incentive income increase was offset by a decline in performance of the funds to 17.2% during the year ended December 31, 2006 from 21.3% during the year ended December 31, 2005. The two largest components of this decrease were declines of 10.6% and 4.2% in the equity index and equity (non-US) sector trading strategies, respectively. The decline in performance accounted for a $21.1 million decrease to incentive income. In addition, management fees increased by $36.8 million offset by a corresponding increase in certain employees’ share of management fees of $21.1 million reflected as compensation expense, resulting in a net increase of $15.7 million. The increase in management fees was primarily due to the increase in average MAUM.

Hybrid Hedge Funds

	Year Ended December 31,			Variance
	2007	2006	2005	2007 / 2006	2006 / 2005
Management Fees	$129,516	$84,536	$50,507	$44,980	$34,029
Incentive Income	97,465	135,939	73,230	(38,474)	62,709
Segment revenues – total	$226,981	$220,475	$123,737	$6,506	$96,738
Pre-tax distributable earnings	$86,744	$104,371	$57,417	$(17,627)	$46,954

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings decreased by $17.6 million mainly due to:

—	a $45.0 million increase in management fees. The increase in management fees was mainly a result of growth in average capital eligible for incentive income, which drove a $47.7 million increase.

—	a $8.0 million net decrease in incentive income. Incentive income decreased by $38.5 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $30.5 million. The $38.5 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $98.2 million, partially offset by an increase of $58.2 million due to the change in the average capital eligible for incentive income;

—	a $47.9 million increase in operating expenses primarily related to an increase in headcount; and

—	a $6.7 million decrease in net investment income. This decrease was mainly due to lower returns of $9.5 million, as well as a $13.7 million decrease in income from the distribution of previously earned fees. These decreases were partially offset by an increase of $19.9 million due to the change in average investment balance.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Pre-tax distributable earnings increased by $47.0 million mainly due to growth in management fees, which increased by $34.0 million. The increase in management fees was primarily the result of the growth of average MAUM, which grew by $1.6 billion, and the effect of the returns of 15.9% and 15.4% in 2006 from the domestic fund and offshore funds, respectively. In addition, incentive income grew by $62.7 million partially offset by a corresponding increase in the employees’ share of incentive income of $37.4 million reflected as compensation expense, resulting in a net increase of $25.3 million. The increase in incentive income was due to larger average capital eligible for incentive income and improved investment performance, which accounted for $36.3 million and $26.4 million, respectively. Furthermore, investment income grew by $20.7 million. The increase in investment income was mainly due to a $175.7 million investment in Fortress Partners Fund, which was made in July 2006 and generated $20.0 million in income. These were offset by an increase in operating expenses of $33.0 million primarily due to a 50.8% increase in headcount to 199 employees.

Unallocated

	Year Ended December 31,			Variance
	2007	2006	2005	2007 / 2006	2006 / 2005
Management Fees	$—	$—	$—	$—	$—
Incentive Income	—	—	—	—	—
Segment revenues – total	$—	$—	$—	$—	$—
Pre-tax distributable earnings (loss)	$(29,043)	$(53,688)	$(13,740)	$24,645	$(39,948)

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings (loss) increased by $24.6 million. The increase was driven by a $10.6 million increase in investment income, primarily as a result of interest earned on cash, in part on cash received from our initial public offering.

In addition, operating expenses decreased by $5.2 million. Furthermore, interest expense decreased by $6.3 million mainly driven by a decrease to the weighted average interest rate from 7.92% for the year ended December 31, 2006 to 7.49% for the year ended December 31, 2007, as well as a decrease in the average debt outstanding from $468.0 million for the year ended December 31, 2006 to $422.8 million for the year ended December 31, 2007.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Pre-tax distributable earnings (loss) decreased by $39.9 million. This decrease was primarily driven by an increase in interest expense of $28.8 million. Our weighted average debt balance was $468.0 million for the year ended December 31, 2006 in contrast to $112.8 million for the year ended December 31, 2005. The higher weighted average debt balance coupled with rising weighted average annual interest rates of 7.92% for the year ended December 31, 2006 from 7.43% for the year ended December 31, 2005 led to the increase in interest expense. In addition, in connection with the repayment of the 2005 Credit Agreement, deferred loan costs of $3.1 million were written off as interest expense and there was an increase in 2006 in professional fees of $8.6 million, which contributed to the decrease in distributable earnings. There was a small offset to these decreases generated by an increase in interest income earned on our cash.

Sensitivity

Investments held by the Fortress Funds are sensitive to changes in our valuation assumptions and estimates as well as fluctuations in fair value. A 10% change in the fair value of the net investments held by all of our funds (other than a permanent impairment) would have the following effects on our segment revenues:

Segment Basis
	Management Fees	Incentive Income	Investment Income
Private equity (funds and Castles)	None (A)	None (B)	None
Hedge funds (hybrid and liquid)	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20% – 25% of fund returns, the dollar effect would be 2.0 – 2.5% (20% – 25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in investment income. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values (C).

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of their $901.3 million of net investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value. Reductions in net asset value below invested capital for the fund will also cause reductions in management fees. As of December 31, 2007, $5.0 billion of our private equity MAUM was in funds whose NAV was lower than invested capital, which were not in their capital commitment periods.
(B)	Although a change in fair value could indirectly impact our conclusion regarding a potential reserve for funds subject to clawback.

(C)	We have a 14.1% interest in one hybrid hedge fund in which we had invested $218.0 million as of December 31, 2007.

A 10% increase or decrease in the fair value of net investments held by all of our funds as of December 31, 2007 would have increased or (decreased) our segment incentive income by $187.6 million or ($138.7 million), respectively, and impacted investment income by $44.5 million.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax as a result of our reorganization (see Note 1 to Part II, Item 8, ‘‘Financial Statements — Organization and Basis of Presentation’’). In addition, we will require cash to meet our intended distribution policy. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds.

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

Our ability to execute our business strategy, particularly our ability to form new funds and increase our MAUM, depends on our ability to raise additional investor capital within our funds. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities.

On February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. We contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. As of December 31, 2007, Fortress Operating Group had applied those proceeds in accordance with its IPO registration statement as follows: (a) to pay $250 million then outstanding under its term loan facility, as required by the credit agreement, (b) to pay $85 million then outstanding under its revolving credit facility, (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

In addition, in connection with the Nomura transaction and the initial public offering (see Note 1 to Part II, Item 8, ‘‘Financial Statements — Organization and Basis of Presentation’’), we reorganized. We established a publicly traded partnership and also established a wholly owned corporate subsidiary (‘‘FIG Corp.’’). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

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

As of December 31, 2007, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends/Distributions

On December 21, 2007, we declared a fourth quarter cash dividend of $0.225 per Class A share. The dividend was paid on January 11, 2008 to holders of record of our Class A shares on December 31, 2007. The aggregate amount of this dividend payment was $21.3 million. In connection with this dividend, a distribution of $70.2 million was declared from Fortress Operating Group to the principals and dividend equivalent payments of $5.4 million were made to holders of restricted Class A share units.

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

Prior to our IPO, but subsequent to our reorganization, we made a distribution to our Class A shareholders of $2.5 million and to the principals of $22.3 million.

During 2007, in addition to the distributions described above, Fortress Operating Group made distributions to the principals of $47.8 million, in connection with distributions made to FIG Corp. to pay Fortress’s income taxes, and of $415.9 million prior to the reorganization.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2007 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund I	$12
Fund II	1,958
Fund III	3,073
Fund III Coinvestment	10
Fund IV	16,098
Fund IV Coinvestment	15
Fund V	41,132
Fund V Coinvestment	37
Fortress Residential Investment Deutschland	899
Intrawest Coinvestment Fund	12
Holiday Investment Fund	8,474
Florida Coinvestment Fund	7,652
Long Dated Value Fund I	555
Long Dated Value Fund II	2,208
Long Dated Value Fund III	477
Real Assets Fund	41,750
Karols Development Co	9,629
Total	$133,991

In February 2008, we increased our outstanding commitment to Fund V by $100 million.

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

For the Year Ended December 31,
2008	$17,350
2009	17,609
2010	13,617
2011	8,962
2012	6,206
Thereafter	22,857
Total	$86,601

Debt Obligations

As of December 31, 2007, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

In May 2007, we entered into a new $1 billion credit agreement (the ‘‘2007 Credit Agreement’’) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility), a $350 million term loan facility and a $450 million delayed term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bear interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20%, or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%. On February 1, 2008, the rate on LIBOR loans was reduced to LIBOR + 0.65% pursuant to the terms of the agreement. In addition, we will be required to pay a commitment fee of 0.375% per annum on the unused portion of amounts available under our revolving credit facility and our delayed term loan facility (provided that the unused commitment fee for the delayed term loan facility will be 0.175% per annum for the first 135 days after closing).

The following table presents summarized information regarding our debt obligations:

				December 31, 2007
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost(1)	Weighted Average Maturity (Years)
Debt Obligation	December 31, 2007	December 31, 2006
Credit Agreement(2)
Revolving debt(3)	$185,000	$85,000	May 2012	7.27%	4.36
Term loan	350,000	600,000	May 2012	6.32%	4.36
Delayed term loan(3)	—	—	May 2012	0.00%	—
Aircraft loan	—	2,153	Repaid	0.00%	—
Total	$535,000	$687,153		6.65%	4.36
Consolidated Fortress Fund debt		2,619,456
Total		$3,306,609

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 4.87%.
(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $3.9 million and $450 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of December 31, 2007, including a $25 million letter of credit subfacility of which $11.1 million was utilized. The delayed term loan was fully drawn by February 2008.

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Throughout 2007, FIG Corp. has repaid a portion of the demand note and, as of December 31, 2007, the outstanding balance was $153 million. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of December 31, 2007. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit MAUM to be less than $18.5 billion as of December 31, 2007, plus an additional $500 million at the end of each subsequent fiscal year;

•	Permit the EBITDA, as defined in the 2007 Credit Agreement, generated during the previous twelve months to be less than (i) $375 million as of each of June 30, 2007, or September 30, 2007, (ii) $400 million as of the end of each of December 31, 2007, March 31, 2008, June 30, 2008 or September 30, 2008, or (iii) $500 million as of the end of each subsequent fiscal quarter;

•	Permit the aggregate value of investments held to be less than the sum of (i) $550 million plus (ii) the aggregate outstanding amount of any delayed draw term loans plus (iii) an additional $50 million as of March 31 of each subsequent fiscal year (together, the ‘‘Required Investment Assets’’);

•	Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interest in the Fortress private equity funds and hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•	Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

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

The events of default described under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2007 Credit Agreement) with respect to our material funds.

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which has been filed with the SEC as an exhibit to our current report on Form 8-K dated May 14, 2007.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, but included Northcastle, which was not an investment company, for the period ended December 31, 2006.

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

As described above in ‘‘— Results of Operations,’’ our MAUM has grown significantly throughout the periods reflected in our financial statements included in this Annual Report on Form 10-K. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows, which are reflected in our statement of cash flows for consolidated Fortress Funds through March 31, 2007, have increased substantially as a result of this growth. This growth is the primary cause of increases in the gross cash flows reflected in our statements of cash flows.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends in accordance with our dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to borrow funds to pay dividends. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

Operating Activities

Our net cash flow (used in) operating activities was ($1,209.4) million, ($4,583.9) million and ($2,079.0) million during the years ended December 31, 2007, 2006 and 2005, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million, ($4,574.2) million, and ($2,366.0) million during those years, respectively, which are reflected as operating activities pursuant to investment company accounting.

The consolidation of the Fortress Funds and the voluntary deferral of certain fees (which are no longer being deferred) caused our historical cash flows from operations to be negative. We do not expect this to be the case subsequent to the discontinuation of the voluntary deferral of fees and the deconsolidation of the Fortress Funds, both of which have occurred.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($416.6) million, $361.9 million and ($413.4) million during the years ended December 31, 2007, 2006 and 2005, respectively. Our investing activities primarily included: (i) purchases, net of proceeds from sales of investments, of loan and security investments by one of our consolidated Fortress Funds (included in our statements of cash flows through its deconsolidation on March 31, 2007), which is not an investment company, of $380.5 million and ($369.2) million during 2006 and 2005, respectively, (ii) contributions to equity method investees of ($571.8) million during 2007, (iii) distributions of capital from equity method investees of $136.3 million during 2007, (iv) proceeds from sale of equity method investments of $30.7 million during 2007, and (v) purchases of fixed assets, net of proceeds from the disposal of fixed assets of ($8.4) million, ($15.0) million, and ($28.5) million during these years, respectively.

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

Our net cash flow provided by financing activities was $1,665.3 million, $4,246.8 million and $2,518.4 million during the years ended December 31, 2007, 2006 and 2005, respectively. Our financing activities included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, and distributions to employees and others’ interests in our consolidated subsidiaries of $1,470.5 million, $3,676.9 million, and $1,376.6 million during these years, respectively, (ii) distributions made to principals of ($477.9) million, ($447.0) million, and ($146.9) million during these years, respectively, (iii) dividends to our shareholders, and (iv) our net borrowing and repayment activity.

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

As of December 31, 2007, from inception to date, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $444.7 million of distributed incentive income. If the $384.5 million of undistributed incentive income were realized, Fortress would recognize and pay an additional $127.9 million of compensation expense.

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are accounted for under the equity method subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide — Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which drive these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of December 31, 2007.

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

Private loans — The most common method used to value private loans is a discounted cash flow analysis. In this method, the estimated future payments to be made by the borrower under the loan agreement are discounted to the present using a discount rate appropriate to the risk level of the borrower and current market interest rates.

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

Another method used to value loans that may not be repaid in full is to value the total amount of assets of the borrower that might be sold to raise proceeds to repay the loan (and debt, if any, that has a higher claim against assets) if necessary. Under this method, all assets of the borrower must be analyzed and valued. If the total value is less than the total payments due under the loan (and debt, if any, that has a higher claim against assets), the fair value of the loan will be reduced.

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

Investments in funds managed by third parties are valued primarily based on the valuations provided by the fund managers of those funds.

Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid investments.

Sensitivity

As described in Part II, Item 7A ‘‘Quantitative and Qualitative Disclosures About Market Risk,’’ changes in fair value may impact our results of operations as follows:

1)	Management fees from our hedge funds are based on their net asset value, which in turn is dependent on the estimated fair values of their investments. The impact of a change in these values would occur only in periods after the change, as opposed to having an immediate impact. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after December 31, 2007, a 10% change in the fair values of all of the investments held by our hedge funds as of December 31, 2007 would impact future management fees in the next year from our hedge funds by $34.4 million. For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period (or NAV, if lower), except for investments in publicly traded entities by funds formed after March 2006 for which a 10% change in these fair values would impact management fees in the next year by $0.7 million. For Castles, management fees of 1.5% are charged on the funds’ equity. Changes in values of investments could indirectly affect future management fees from private equity funds and Castles by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or for private equity funds if such change resulted in a write-down of investments below their associated invested capital.

2)	Incentive income from our hedge funds, which is quantified in our ‘‘— Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain hedge funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) under GAAP. Incentive income from our private equity funds is not recorded as revenue under GAAP until the related clawback contingency is resolved and is not recorded as segment revenue until received (subject to a possible reserve) as described above. Incentive income subject to contingencies will be recognized to the extent it is received and all contingencies are resolved. Assuming that the incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at December 31, 2007 would increase or decrease future incentive income by $159.4 million or ($71.1 million), respectively; however, this would have no effect on our current reported financial condition or results of operations as incentive income from our private equity funds is not recorded as revenue under GAAP until the related clawback contingency is resolved. Incentive income from the Castles is also not impacted by changes in the fair values of their investments (unless the changes are deemed to be impairment) since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

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

Therefore, a 10% net change in the fair value of the investments held by all of our funds (other than a permanent impairment) would have the following effects:

GAAP Basis
	Management Fees	Incentive Income	Earnings from Equity Method Investees
Private equity (funds and Castles)	None (A)	None (B)	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5%
(1% – 5% of 10%) of the dollar change in values. (C)
Hybrid & Liquid Hedge funds	10% annual change in management fees from these funds, subsequent to the change in value.	Generally, a 10% immediate change in incentive income from these funds. Since the incentive income is generally equal to 20% – 25% of fund returns, the dollar effect would be 2.0% – 2.5% (20% – 25% of 10%) of the dollar change in values.	Generally, a 10% immediate change in earnings from equity method investees. Since we generally have a 1% – 5% investment in these funds, the dollar effect would be 0.1% – 0.5% (1% – 5% of 10%) of the dollar change in values. (D)

(A)	For funds formed after March 2006 which are no longer in the commitment period, a 10% change in the fair value of their $901.3 million of investments held in publicly traded entities would affect management fees by 10% of the management fees based on the value of such investments on a prospective basis, subsequent to the change in value. Reductions in net asset value below invested capital for the fund will also cause reductions in management fees. As of December 31, 2007, $5.0 billion of our private equity MAUM was in funds whose NAV was lower than invested capital, which were not in their capital commitment periods.
(B)	Except for one private equity fund whose incentive income is not subject to clawback, where the effect would be similar to that on a hedge fund.
(C)	We have 38.9%, 27.9%, 18.8%, 14.4% and 12.2% interests, respectively, in Karols Development Co, Florida Co, GAGACQ Investors, FRIC and Real Assets, in which we had invested $41.4 million, $244.1 million, $56.2 million, $38.6 million and $9.3 million, respectively, as of December 31, 2007. There would be no effect on investment earnings from the Castles.

(D)	We have a 14.1% interest in one hybrid hedge fund in which we had invested $218.0 million as of December 31, 2007.

A 10% increase or decrease in the fair value of investments held by Fortress Funds as of December 31, 2007 would have increased or (decreased) our results on an unconsolidated basis for the year ended December 31, 2007 by $295.1 million or ($246.2 million), respectively. These changes are comprised of an increase or (decrease) of incentive income from hedge funds of $187.6 million or ($138.7 million), respectively, and of an increase or decrease of earnings from equity method investees from private equity funds of $63.0 million, liquid hedge funds of $7.4 million, and hybrid hedge funds of $37.1 million.

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2007.

The categories displayed below do not correspond directly with the disclosures which will be required under Statement of Financial Accounting Standards No. 157, described under ‘‘— Recent Accounting Pronouncements’’ below. Under SFAS 157, our first quarter 2008 categorizations may be materially different.

Fair Value Based on	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
Quoted market prices	38%	69%	14%	38%
Other observable market parameters (including valuations based on reports of independant valuation agents and internal models with significant observable market parameters)	4%	29%	81%	35%
Internal models with significant unobservable market parameters	58%	2%	5%	27%
Total	100%	100%	100%	100%

As of December 31, 2007, $8.7 billion of investments in our private equity funds, $0.2 billion of investments in our liquid hedge funds and $0.5 billion of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued through internal models with significant unobservable market parameters would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2007, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, per annum on a prospective basis	N/A (A)	$0.4 million	$0.7 million
		$1.7 million or	$5.1 million or
Incentive fees	N/A (B)	($0.8 million)	($4.8 million)
Earnings from equity method investees	$36.6 million	$0.1 million	$1.8 million

(A)	Private equity fund management fees would be unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds.
(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

The effects on private equity fund fees and income assume that a decrease in value does not cause a write-down of investments below their associated invested capital.

Income Taxes

Historically, we operated as a limited liability company which was not subject to U.S. federal income tax and had limited state income taxes. However, certain of our consolidated subsidiaries are subject to UBT on their trade and business activities conducted in New York City. The UBT rates vary significantly between the rate applicable to income from business activities and the rate applicable to income from investment activities. Allocation of income between business activities and investing activities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing our effective tax rate that might be different from actual allocations determined when tax returns are prepared by investee companies and subsidiaries.

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

For further information on our effective tax rate see Note 6 to our financial statements in Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, would cause us to incur a material increase in our tax liability. See ‘‘— Factors Affecting Our Business — Income Tax Expense.’’

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 8 to Part II, Item 8, ‘‘Financial Statements — Equity-Based Compensation.’’ The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. Since our IPO in February 2007, neither our actual forfeiture rate nor any other factors have caused us to change our forfeiture expectations or assumptions.

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

The following elements of the accounting for equity-based compensation are subject to significant judgment and estimation:

—	the estimated forfeiture factor;

—	the discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term;

—	the discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate; and

—	the estimated fair value of the LTIP awards, which was estimated using a Monte Carlo simulation valuation model, with the following assumptions: volatility, term, dividend rate, and risk-free discount rate.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments,’’ which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.’’ SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and

(ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on our financial condition, liquidity or results of operations.

In June 2007 Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. We are currently evaluating the potential effect on our financial condition, liquidity and results of operations upon adoption of SOP 07-1. If the status of any of our investees as investment companies (or not) were to change as a result of the adoption of SOP 07-1, this could have a material impact on our financial statements and our ability to report the activities of such investee(s) on a timely basis. In February 2008, the FASB indefinitely postponed the adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change Fortress’s fair value measurements for any of its existing financial statement elements. As a result, the adoption of SFAS 157 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 159 on January 1, 2008. Fortress elected to measure its equity investments in Newcastle and Eurocastle, as well as its options in Newcastle, at fair value pursuant to the provisions of SFAS 159 upon adoption. As a result, Fortress recorded an aggregate increase to the carrying amounts of these assets as of January 1, 2008 of $22.9 million, which was recorded as a cumulative effect adjustment to retained earnings ($2.3 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), our deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.1 million). Fortress made this election to simplify its accounting for these publicly traded equity securities, which were previously on the equity method of accounting. The adoption of SFAS 159 did not have any other material impact on Fortress’s financial condition, liquidity or results of operations.

In June 2007, Emerging Issues Task Force issue No. 06-11 ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards’’ (‘‘EITF 06-11’’) was issued. EITF 06-11 specified that a realized tax benefit from dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity share units should be recognized as an increase to paid-in capital. EITF 06-11 applies to reporting periods beginning after December 15, 2007 and is applied prospectively. We adopted EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 had no effect on our financial condition, liquidity or results of operations.

In December 2007, the FASB issued SFAS No. 160 ‘‘Accounting for Non-controlling Interests.’’ SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 is expected to have the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the ‘‘mezzanine’’ section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under current accounting principles). There will be no effect from adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue. Our investment in the funds continues to impact our net income in a similar way after the deconsolidation of the Fortress Funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part II, Item 7A ‘‘Quantitative and Qualitative Disclosures About Market Risk’’ and ‘‘— Critical Accounting Policies — Valuation of Investments.’’

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2007, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2008	2009 and 2010	2011 and 2012	Thereafter
Operating lease obligations(1)	$86,601	$17,350	$31,226	$15,168	$22,857
Debt obligations payable(2)	671,342	31,445	62,510	577,387	—
Service contracts	26,421	7,133	7,085	4,093	8,110
Tax receivable agreement obligations(3)	393,265	16,584	53,048	57,247	266,386
Capital commitments to Fortress Funds(4)	133,991	133,991	—	—	—
Total	$1,311,620	$206,503	$153,869	$653,895	$297,353

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(2)	Includes interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using effective rates as of December 31, 2007, including both variable and fixed rates pursuant to the debt agreements.

(3)	In February 2007, the corporate taxpayers (i.e., FIG Corp.) entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $393 million capital decrease and offsetting liability to the principals was recorded with respect to the tax receivable agreement. It is currently anticipated that no payments will be made with respect to the tax receivable agreement in 2007. Starting in 2008 and continuing several years thereafter, it is expected that payments of approximately $15 to $30 million per annum will be made pursuant to the tax receivable agreement. This projection is based on several assumptions, including management’s expectation that benefits associated with the increase in the tax basis of assets will be realized over the next four years.
(4)	These obligations represent commitments by us to provide capital funding to the Fortress Funds. These amounts are due on demand and are therefore presented in the less than one year category. However, the capital commitments are expected to be called substantially over the next three years.

The adoption of FIN 48 did not have a material impact on our financial condition, liquidity or results of operations and therefore did not cause us to incur any material contractual obligations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income.

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Prior to the deconsolidation of the consolidated Fortress Funds, the net effect of these fair value changes impacted the gains (losses) from investments in our consolidated statements of operations while the majority of these fair value changes were absorbed by the other interest holders in consolidated subsidiaries. As of December 31, 2007 and on a prospective basis, fluctuations in the fair value of the Fortress Funds will continue to directly affect the value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of December 31, 2007:

Assets
Equity method investees	$1,091,918
Options in affiliates	16,001
$1,107,919
Liabilities
Other debt obligations payable	$535,000
$535,000

The Fortress Funds are sensitive to changes in market and exchange rate risk factors that impact management fees and incentive income earned by Fortress Operating Group, which were reflected in our historical consolidated financial statements as an allocation of income from consolidated Fortress Funds prior to their deconsolidation on March 31, 2007. The financial assets and liabilities of Fortress Operating Group that are impacted by changes in the value of securities, foreign exchange, and interest rates are debt obligations payable and options in affiliates.

Fortress Funds’ Market Risk Impact on Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2007, approximately 62.3% of our management fees earned were based on the NAV of the applicable funds.

•	Management fees from our hedge funds are based on their NAV, which in turn is dependent on the estimated fair values of their investments. Assuming that there is no change to the investments held by the hedge funds in the next four quarters after December 31, 2007, a 10% change in the fair values of all of the investments held by our hedge funds as of December 31, 2007 would impact future management fees in the next year from our hedge funds by $34.4 million.

•	For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital (or NAV, if lower) after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities, and a 10% change in these fair values would impact management fees in the next year by $0.7 million. For Castles, management fees are not calculated based on NAV but instead a 1.5% fee is charged based on the funds’ paid-in equity.

Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or for private equity funds if such change resulted in a write-down of investments below their associated invested capital.

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

•	Incentive income from our hedge funds, which is quantified in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis’’ section, is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on December 31, 2007 would have resulted in a loss to investors for the quarter. In future quarters, this loss would be a ‘‘high water mark’’ (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This ‘‘high water mark’’ is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on December 31, 2007, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

•	Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at December 31, 2007 would increase or decrease future incentive income by $159.4 million or ($71.1 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

Market Risk

Our investments in the Fortress Funds accounted for under the equity method, to the extent they are investment companies, are directly affected by the impact of changes in market risk factors on the investments held by our Fortress Funds, which could vary significantly from fund to fund. We estimate that a 10% change in the value of our equity method investments in these Fortress Funds as of December 31, 2007 would increase or decrease earnings from equity method investees by $107.7 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2007, we estimate that interest expense relating to variable rate debt obligations payable would increase $5.4 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

Our investments in foreign entities are exposed to foreign exchange risk. As of December 31, 2007 we had a $11.8 million investment in one foreign company accounted for under the equity method.

Gains (losses) on options granted to us by one of the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on December 31, 2007 would affect gains and losses for the year ended December 31, 2007 by $5.4 million and ($4.8 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2007, we estimate the gains and losses for the year ended December 31, 2007 in relation to the value of the options would increase or decrease by $1.6 million.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:

Fortress Investment Group (prior to January 17, 2007, Fortress Operating Group)
Report of Independent Registered Public Accounting Firm	89
Consolidated and Combined Balance Sheets as of December 31, 2007 and 2006	90
Consolidated and Combined Statements of Operations for the years ended December 31, 2007, 2006 and 2005	91
Consolidated and Combined Statements of Changes in Members’ and Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	92
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	94
Notes to Consolidated and Combined Financial Statements	96

All supplemental schedules have been omitted because either the required information is included in our consolidated and combined financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheet of Fortress Investment Group LLC as of December 31, 2007, the combined balance sheet of Fortress Operating Group as of December 31, 2006 and the related consolidated and combined statements of operations, changes in members’ and shareholders’ equity, and cash flows of Fortress Investment Group LLC (prior to January 17, 2007, Fortress Operating Group) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2007 and the combined financial position of Fortress Operating Group at December 31, 2006, and the related consolidated and combined statements of operations and cash flows of Fortress Investment Group LLC (prior to January 17, 2007, Fortress Operating Group) for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 25, 2008

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$100,409	$61,120
Cash held at consolidated subsidiaries and restricted cash	—	564,085
Due from affiliates	198,669	635,748
Receivables from brokers and counterparties	—	109,463
Investment company holdings, at fair value
Loans and securities	—	6,874,748
Investments in affiliates	—	14,985,578
Derivatives	—	84,270
Other investments
Loans and securities	—	317
Equity method investees	1,091,918	37,250
Options in affiliates	16,001	139,266
Deferred tax asset	511,204	2,808
Other assets	71,580	187,920
	$1,989,781	$23,682,573
Liabilities and Shareholders’ Equity
Liabilities
Due to affiliates	$455,734	$15,112
Due to brokers and counterparties	—	187,495
Accrued compensation and benefits	269,324	159,931
Dividends payable	21,285	—
Other liabilities	36,729	152,604
Deferred incentive income	173,561	1,648,782
Securities sold not yet purchased, at fair value	—	97,717
Derivative liabilities, at fair value	—	123,907
Investment company debt obligations payable	—	2,619,456
Other debt obligations payable	535,000	687,153
	1,491,633	5,692,157
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	308,023	17,868,895
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,597,646 shares issued and outstanding	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	384,700	—
Retained earnings (accumulated deficit)	(193,200)	—
Fortress Operating Group members’ equity	—	119,561
Accumulated other comprehensive income (loss)	(1,375)	1,960
	190,125	121,521
	$1,989,781	$23,682,573

See notes to consolidated and combined financial satements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Management fees from affiliates	$414,166	$154,649	$81,356
Incentive income from affiliates	442,892	185,364	172,623
Other revenues (affiliate portion disclosed in Note 7)	69,927	70,802	30,334
Interest and dividend income – investment company holdings
Interest income	243,713	843,589	529,221
Interest income from controlled affiliate investments	4,707	54,003	58,539
Dividend income	7,436	9,184	7,691
Dividend income from controlled affiliate investments	53,174	203,713	163,635
	1,236,015	1,521,304	1,043,399
Expenses
Interest expense
Investment company holdings	132,620	505,340	318,010
Other	34,313	54,026	11,682
Compensation and benefits	658,815	436,004	259,216
Principals agreement compensation	852,956	—	—
General, administrative and other	99,885	115,095	94,054
Depreciation and amortization	8,454	6,818	2,267
	1,787,043	1,117,283	685,229
Other Income (Losses)
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	86,264	(47,494)	184,644
Net realized gains from controlled affiliate investments	715,024	998,212	396,062
Net unrealized gains (losses)	(19,928)	86,404	46,727
Net unrealized gains (losses) from controlled affiliate investments	(1,428,837)	5,556,907	2,276,545
Other investments
Net realized gains (losses)	(2,037)	(13,608)	3,750
Net realized gains (losses) from affiliate investments	145,449	977	120
Net unrealized gains (losses)	1,316	4,044	232
Net unrealized gains (losses) from affiliate investments	(253,888)	182,228	33,079
Earnings (losses) from equity method investees	(61,674)	5,039	10,465
	(818,311)	6,772,709	2,951,624
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(1,369,339)	7,176,730	3,309,794
Deferred incentive income	307,034	(1,066,137)	(444,567)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	996,870	(5,655,184)	(2,662,926)
Income (Loss) Before Income Taxes	(65,435)	455,409	202,301
Income tax benefit (expense)	5,632	(12,525)	(9,625)
Net Income (Loss)	$(59,803)	$442,884	$192,676
Dividends Declared Per Class A Share	$0.8424
	Jan 1 through Jan 16
Earnings Per Unit – Fortress Operating Group
Net income per Fortress Operating Group unit	$0.36	$1.21	$0.52
Weighted average number of Fortress Operating Group units outstanding	367,143,000	367,143,000	367,143,000
	Jan 17 through Dec 31
Earnings Per Class A Share – Fortress Investment Group
Net income (loss) per Class A share, basic	$(2.14)
Net income (loss) per Class A share, diluted	$(2.14)
Weighted average number of Class A shares outstanding, basic	92,214,827
Weighted average number of Class A shares outstanding, diluted	92,214,827

See notes to consolidated and combined financial satements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollar in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’/ Members’ Equity
Fortress Operating Group Members’ equity – December 31, 2004	—	—	$—	$—	$80,849	$4,028	$84,877
Capital contributions	—	—	—	—	8,000		8,000
Capital distributions	—	—	—	—	(157,821)		(157,821)
Comprehensive income
Net income	—	—	—	—	192,676		192,676
Net unrealized gain on securities available for sale	—	—	—	—	—	92	92
Foreign currency translation	—	—	—	—	—	(1,700)	(1,700)
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	72	72
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(2,687)	(2,687)
Total comprehensive income							188,453
Fortress Operating Group Members’ equity – December 31, 2005	—	—	—	—	123,704	(195)	123,509
Capital distributions	—				(447,027)		(447,027)
Comprehensive income
Net income	—	—	—	—	442,884		442,884
Net unrealized (loss) on securities available for sale	—	—	—	—	—	(92)	(92)
Foreign currency translation	—	—	—	—	—	686	686
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	2	2
Comprehensive income from equity method investees	—	—	—	—	—	1,559	1,559
Total comprehensive income							445,039
Fortress Operating Group Members’ equity – December 31, 2006	—	—	—	—	119,561	1,960	121,521

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’/ Members’ Equity
Fortress Operating Group Members’ equity – December 31, 2006	—	—	—	—	119,561	1,960	121,521
Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000
Dilution impact of Nomura transaction	—	—	(909,813)	—	162,918	—	(746,895)
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	95,586	—	—	—	95,586
Director restricted share grant	97,296	—	124	—	—	—	124
Dividends declared subsequent to initial public offering	—	—	(75,444)	—	—	—	(75,444)
Capital increase related to equity-based compensation	—	—	229,086	—	—	—	229,086
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,386)	—	—	—	(2,386)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(193,200)	133,397	—	(59,803)
Foreign currency translation	—	—	—		—	2,044	2,044
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(8)	(8)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(12,352)	(12,352)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	—	6,981	6,981
Total comprehensive income (loss)							(63,138)
Fortress Operating Group Members’ equity – December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$—	$(1,375)	$190,125
See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(59,803)	$442,884	$192,676
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,454	6,818	2,267
Other amortization and accretion	2,495	6,782	(3,670)
(Earnings) losses from equity method investees	61,674	(5,039)	(10,465)
Distributions of earnings from equity method investees	12,443	10,076	8,307
(Gains) losses from investments	756,637	(6,767,671)	(2,941,159)
Deferred incentive income, net	(359,269)	1,066,137	444,567
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(996,870)	5,655,184	2,662,926
Deferred tax (benefit) expense	(29,748)	389	5,099
Options received from affiliates	(2,006)	(31,588)	(2,314)
Assignments of options to employees	4,627	15,947	—
Equity-based compensation	985,425	—	—
Other non-cash amounts included in net income	—	—	(845)
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	(311,471)	(81,460)
Due from affiliates	56,376	(168,216)	(210,711)
Receivables from brokers and counterparties and other assets	(45,790)	(110,107)	(40,671)
Due to affiliates	(6,795)	(42,978)	4,752
Accrued compensation and benefits	178,074	181,812	108,499
Due to brokers and counterparties and other liabilities	97,978	41,338	149,145
Investment company holdings
Purchases of investments	(5,105,865)	(14,779,729)	(7,583,665)
Proceeds from sale of investments	3,398,739	10,205,552	5,217,675
Net cash used in operating activities	(1,209,423)	(4,583,880)	(2,079,047)
Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	(353,289)	(495,380)
Proceeds from sale of other loan and security investments	14,112	733,825	126,197
Purchase of interests in equity method investees	—	(1,732)	(17,985)
Contributions to equity method investees	(571,847)	—	—
Proceeds from sale of equity method investments	30,664	—	—
Distributions of capital from equity method investees	136,280	—	—
Cash received (paid) on settlement of derivatives	(4,632)	(1,882)	2,328
Purchase of fixed assets	(10,956)	(14,998)	(28,531)
Proceeds from disposal of fixed assets	2,587	—	—
Net cash provided by (used in) investing activities	(416,620)	361,924	(413,371)

continued on next page

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Financing Activities
Borrowings under debt obligations	2,159,070	5,862,011	2,749,589
Repayments of debt obligations	(2,061,525)	(4,817,151)	(1,434,393)
Payment of deferred financing costs	(7,087)	(27,875)	(34,446)
Issuance of Class A shares to Nomura	888,000	—	—
Issuance of Class A shares in initial public offering	729,435	—	—
Costs related to initial public offering	(76,766)	—	—
Dividends and dividend equivalents paid	(70,444)	—	—
Fortress Operating Group capital contributions from Principals	—	—	8,000
Fortress Operating Group capital distributions to Principals	(219,112)	(447,027)	(146,878)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	—
Principals’ and others’ interests in consolidated subsidiaries – contributions	3,183,771	6,209,635	2,865,922
Principals’ and others’ interests in consolidated subsidiaries – distributions	(1,972,010)	(2,532,746)	(1,489,352)
Net cash provided by financing activities	1,665,332	4,246,847	2,518,442
Net Increase in Cash and Cash Equivalents	39,289	24,891	26,024
Cash and Cash Equivalents, Beginning of Period	61,120	36,229	10,205
Cash and Cash Equivalents, End of Period	$100,409	$61,120	$36,229
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master fund while such funds were consolidated of $85.1 million, $342.1 million and $181.6 million, respectively)	$78,234	$175,945	$60,940
Cash paid during the period for income taxes	$46,800	$11,163	$7,183
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment of amounts payable to employees into Fortress Funds	$66,712	$138,055	$48,549
Investments of receivable amounts into Fortress Funds	$150,210	$—	$—
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not paid	$86,889	$—	$—
Distribution of shares and options	$—	$—	$10,943
Fortress Operating Group pre-IPO distributions of investments to Principals	$196,764	$—	$—
Fortress Operating Group pre-IPO distributions of investments to employees	$23,338	$—	$—

See Note 1 regarding the non-cash deconsolidation transaction.

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Fortress has three principal sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity funds:

a)	Funds which invest in debt and equity securities of public or privately held entities; and

b)	Publicly traded alternative investment vehicles that Fortress refers to as the ‘‘Castles,’’ which are companies that invest in operating real estate and real estate related loans and securities (debt and equity).

2)	Hedge Funds:

a)	Liquid hedge funds, which invest in the global fixed income, commodities, currency and equity markets, and their related derivatives; and

b)	Hybrid hedge funds, which invest in undervalued, distressed and other less liquid investments, as well as investment funds managed by external managers.

The accompanying consolidated financial statements include the following:

—	subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

—	prior to such reorganization and the inception of operations of Fortress Investment Group LLC, the accounts of eight affiliated entities under common control and management (‘‘Fortress Operating Group’’ or the ‘‘predecessor’’) and their respective consolidated subsidiaries. Each of the eight entities was owned either directly or indirectly by its members, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone, and Michael Novogratz (the ‘‘Principals’’).

Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the ‘‘Transactions’’) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

The Registrant completed the Nomura Transaction and commenced its operations on January 17, 2007 and completed its initial public offering on February 8, 2007. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group and held, through two

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

intermediate holding companies (FIG Corp. and FIG Asset Co. LLC), approximately 23.3% of the Fortress Operating Group limited partnership units and all of the general partner interests. The Principals retained the remaining 76.7% of the Fortress Operating Group limited partnership units and a 76.7% voting interest in the Registrant. All of the businesses engaged in by the Registrant continue to be conducted by Fortress Operating Group. The ownership percentages are subject to change based on, among other things, equity offerings by Fortress and dispositions by the Principals. As of December 31, 2007, the Fortress Operating Group units were owned as follows: Registrant 23.3%, Principals 76.7%.

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

Following completion of the Transactions, substantially all of Fortress’s expenses (other than (i) income tax expenses of the Registrant, FIG Corp. and FIG Asset Co. LLC (Note 6), (ii) obligations incurred under the tax receivable agreement (Note 6) and (iii) payments on indebtedness incurred by the Registrant, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to the Registrant, such as expenses incurred in connection with the Transactions, are accounted for as expenses of Fortress Operating Group, which is consolidated by the Registrant.

Nomura Transaction

On December 18, 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., a Delaware corporation, or Nomura (whose ultimate parent is

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

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

Initial Public Offering (‘‘IPO’’)

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares, including the underwriters’ over allotment option, for net proceeds of approximately $652.7 million. The Registrant contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 Fortress Operating Group units. Fortress Operating Group applied those proceeds in accordance with its IPO registration statement as follows: (a) to pay $250 million then outstanding under its term loan facility, as required by the credit agreement (Note 5), (b) to pay $85 million then outstanding under its revolving credit facility (Note 5), (c) to fund $169 million of commitments to private equity funds, and (d) to fund $149 million of general business purposes, including additional investments.

Consolidation and Deconsolidation of Fortress Funds

Certain of the Fortress Funds were consolidated into Fortress prior to the Transactions, notwithstanding the fact that Fortress has only a minority economic interest in these funds. Consequently, Fortress’s financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through the date of their deconsolidation, as described below. The majority ownership interests in these funds, which are not owned by Fortress, were reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in the accompanying financial statements during periods in which such funds were consolidated. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds. For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 11.

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund has granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statements of operations and the statement of cash flows for the year ended December 31, 2007 are presented with these funds on a consolidated basis for three of the twelve months. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 13.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting   —   The accompanying consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, and (ii) for periods prior to the deconsolidation on March 31, 2007 (Note 1), the consolidated Fortress Funds, which are those entities in which it has a substantive, controlling general partner or managing member interest or in which it is the primary beneficiary of a variable interest entity (‘‘VIE’’) as described below. With respect to the consolidated Fortress Funds, Fortress generally had operational discretion and control, and the limited partners/members had no substantive rights to impact ongoing governance and operating activities. The combined entities were under the common ownership and control of the Principals. All significant intercompany transactions and balances have been eliminated.

VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will absorb a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests. Fortress’s investment company subsidiaries, for periods prior to the deconsolidation on March 31, 2007 (Note 1), were not subject to these consolidation provisions with respect to the Portfolio Companies (as defined below) pursuant to their specialized accounting.

Principals’ and others’ interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries, including the consolidated Fortress Funds for the applicable periods, held by entities or persons other than Fortress. This is currently primarily related to the Principals’ interests in Fortress Operating Group (Note 1). The non-Fortress interest holders in previously consolidated Fortress Funds (the ‘‘Investors’’) owned a substantial portion (approximately 99% as of December 31, 2006) of Fortress’s combined net assets. Non-Fortress interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

All but one of the previously consolidated Fortress Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide — Investment Companies. Fortress has retained the specialized accounting of these funds pursuant to Emerging Issues Task Force (‘‘EITF’’) No. 85-12 ‘‘Retention of Specialized Accounting for Investments in Consolidation.’’ Accordingly, for the periods in which these funds were consolidated, the accompanying financial statements reflect different accounting policies for similar investments depending on whether or not they were held through an investment company subsidiary. The previously consolidated Fortress Funds that were investment companies reflect their investments on the balance sheet at their estimated fair value, with unrealized gains (losses) resulting from changes in fair value reflected as a component of current income. Additionally, these funds do not consolidate their majority-owned and controlled investments (the ‘‘Portfolio Companies’’), except to the extent that the Portfolio Companies act as operating subsidiaries by providing services to these funds. Four of the previously consolidated Fortress Funds (the ‘‘Feeder Funds’’) invest primarily through

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

unconsolidated subsidiaries (the ‘‘Master Funds’’). Pursuant to their specialized accounting, which has been retained by Fortress, these previously consolidated Feeder Funds reflect their pro-rata share of the individual statement of operations line items of their related Master Funds similar to a proportionate consolidation. However, for balance sheet purposes, these Feeder Funds generally record their investments in the Master Funds on one line at their share of the Master Funds’ net asset value.

Distributions by Fortress and its subsidiaries are recognized when declared.

For entities over which Fortress may exercise significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities. These entities include the previously consolidated Fortress Funds as of March 31, 2007.

Risks and Uncertainties — In the normal course of business, Fortress encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Fortress’s investments in debt securities, loans, leases and derivatives that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments. Market risk reflects changes in the value of investments in loans, securities, leases or derivatives, as applicable, due to changes in interest rates, credit spreads or other market factors, including the value of the collateral underlying loans and the valuation of equity and debt securities. Credit risk is enhanced in situations where Fortress is investing in distressed assets, as well as unsecured or subordinate loans or securities, which is a material part of its business. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated collateral values, payment histories, and other borrower information.

Fortress makes investments outside of the United States. Fortress’s non-U.S. investments are subject to the same risks associated with its U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.

Fortress is exposed to economic risk concentrations insofar as it is dependent on the ability of the Fortress Funds to compensate it for the services which Fortress provides to these funds. Further, the incentive income component of this compensation is based on the ability of the Fortress Funds to generate adequate returns on their investments. In addition, substantially all of Fortress’s net assets, after deducting the portion attributable to Principals’ and Others’ interests, are comprised of principal investments in, or receivables from, these funds.

Fair Values — The carrying amounts and estimated fair values of Fortress’s financial instruments as of December 31, 2007 and 2006 are described in: Note 4 — investments and options, as well as consolidated investment company holdings in prior years, and Note 5 — debt and derivatives.

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
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Revenue Recognition

Management Fees — Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Incentive Income — Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum return. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. ‘‘clawed back’’) to that fund. Fortress has elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of EITF Topic D-96 ‘‘Accounting for Management Fees Based on a Formula.’’ Under Method 1, Fortress does not recognize incentive income subject to contingent repayment until the termination of the related fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur due to the related contingencies being resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

Incentive income from previously consolidated Fortress Funds entitled Fortress to a greater allocable share of these funds’ earnings, and correspondingly reduced the Principals’ and others’ interests’ allocable share thereof. However, to the extent that this incentive income was subject to contingent repayment, Fortress deferred the recognition of this income by eliminating it from the statements of operations through the caption deferred incentive income and recording a corresponding liability on the balance sheet called deferred incentive income. When related contingencies were resolved, an applicable amount of deferred incentive income liability was reversed and reflected in earnings under the caption deferred incentive income.

Stock Options Received — Fully vested stock options are issued to Fortress by certain of the Castles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using a lattice-based option valuation model. Since the Castles’ option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate.

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

Security Transactions, Interest and Dividend Income and Other Income — Fortress recognizes security transactions on the trade date. Discounts and premiums on loans and securities purchased, as well as origination fees received, are amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method. Dividend income is recognized on the ex-dividend date, or in the

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis. Fixed rate preferred dividends are recognized as earned. Fortress does not accrue interest on loans that are past due more than 90 days, or less when the probability of collection of interest is deemed insufficient to warrant further accrual. Upon such a determination, those loans are considered to be nonperforming.

Balance Sheet Measurement

Cash and Cash Equivalents — Fortress considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Cash Held at Consolidated Subsidiaries and Restricted Cash — Restricted cash represented funds held in securitization trustee accounts at consolidated Fortress Funds. Cash held at consolidated Fortress Funds, although not legally restricted, was not available to fund the general liquidity needs of Fortress.

Due from/to Affiliates — For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. Amounts due from and due to affiliates are recorded at their current settlement amount.

Investment Company Holdings, at Fair Value — Included in this caption were loans, securities and derivatives held by the previously consolidated Fortress Funds, prior to their deconsolidation on March 31, 2007, that are investment companies, which are stated at estimated fair value. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Unrealized gains or losses on these investments were recorded through current income each period.

Investments in securities traded on a national securities exchange were stated at the last reported sales price on the day of valuation.

Investments that are not listed on an exchange were valued using the ‘‘bid’’ quotations for long positions and ‘‘asked’’ quotations for short positions obtained from unaffiliated market makers, brokers, or other financial institutions that trade similar investments, if applicable and practicable. For investments where broker quotes were not available, independent valuation agents, including Fortress’s counterparties in the case of derivatives owned, may have been used to help determine estimated fair value. Independent valuation agents determine values by using their own proprietary valuation models. For all other investments, the fair value of the investments was estimated based on proprietary models developed by Fortress, which included discounted cash flow analyses, public market comparables, and other techniques and may have been based, at least in part, on independently sourced market parameters. Investments in entities whose functional currency were other than the U.S. dollar are valued based on the spot rate of their respective currency at the end of the respective reporting period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following:

	Other Assets
	December 31,
	2007	2006
Fixed assets	$58,075	$50,095
Accumulated depreciation	(18,519)	(10,616)
Deferred charges	13,428	63,218
Accumulated amortization	(4,766)	(21,009)
Interest and other receivables	15,536	55,956
Other assets	7,826	50,276
	$71,580	$187,920

	Other Liabilities
	December 31,
	2007	2006
Current taxes payable	$3,390	$12,335
Deferred taxes payable	891	12,989
Note payable	1,719	3,219
Interest payable	2,167	9,755
Redemptions payable	—	57,275
Accounts payable	1,285	10,424
Accrued expenses	17,376	36,914
Other liabilities	9,901	9,693
	$36,729	$152,604

Fixed Assets, Depreciation and Amortization   —    Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, and fractional shares in corporate aircraft, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, twenty years for an interest in an aircraft, and three to seven years for other fixed assets.

Deferred Charges   —   Deferred charges consist of costs incurred in obtaining financing which are amortized over the term of the financing using the effective interest method.

Taxes Payable   —   See Note 6.

Securities Sold Not Yet Purchased, At Fair Value   —   These were securities that the previously consolidated Fortress Funds that are investment companies had sold but did not own prior to the sale. In order to facilitate the short sales, the fund had to borrow the securities from another party and deliver them to the buyer. The fund was required to ‘‘cover’’ its short sales subsequently through the purchase of the securities in the market at the prevailing market prices and delivered them to the counterparties from which it borrowed. The funds were exposed to losses to the extent that the security prices increased during the time from when the fund borrowed the securities to when it purchased them in the market to cover the shorts. Changes in the value of these securities were reflected as unrealized gains (losses) in the accompanying statements of operations.

Debt Obligations and related Interest Expense   —   Debt is presented net of any unamortized discounts or gross of any unamortized premiums. Discounts and premiums are amortized into interest expense on the effective interest (or level yield) method through the expected maturity date of the related financing.

Derivatives and Hedging Activities   —   All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in income, either in Investment Company Holdings — Net Unrealized Gains from Non-affiliate Investments, or in Other Investments — Net Unrealized Gains from Non-affiliate Investments, as applicable. Net payments under these derivatives are similarly recorded, but as realized.

Cash Flow Hedges

In order to reduce interest rate risk, Fortress has and may enter into interest rate swap agreements whereby Fortress would receive floating rate payments in exchange for fixed rate payments, effectively converting a floating rate borrowing to fixed rate. Fortress intends to hedge only the risk related to changes in the benchmark interest rate (generally LIBOR).

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

No ineffectiveness was recorded on Fortress’s hedges, if any, during the years ended December 31, 2007, 2006 or 2005.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Comprehensive Income (Loss)   —   Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying statements of operations, adjusted for unrealized gains or losses on securities available for sale and on derivatives designated as cash flow hedges, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2007	2006
Direct
Net unrealized gains on derivatives designated as cash flow hedges	$—	$8
Net foreign currency translation adjustments	622	843
Through equity method investees
Net unrealized gains (losses) on securities available for sale	(306)	8,810
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(1,741)	(7,810)
Net foreign currency translation adjustments	50	109
Accumulated other comprehensive income (loss)	$(1,375)	$1,960

Foreign Currency — Foreign currency denominated assets, liabilities and operations are primarily held through consolidated Fortress Funds. Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2007, 2006 and 2005.

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
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

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

Equity-Based Compensation   —   Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees, primarily to employees of certain Fortress Funds, is expensed ratably over the required service period based on its fair value at each reporting date. Equity-based compensation also includes compensation recorded in connection with the Principals Agreement as described in Note 8. Fortress is not a party to the Principals Agreement and this agreement has no direct economic impact on Fortress.

Income Taxes   —   Prior to January 17, 2007, Fortress, as a partnership, generally had not been subject to U.S. federal income tax but certain of its subsidiaries had been subject to the New York City unincorporated business tax (‘‘UBT’’) on their U.S. earnings based on a statutory rate of 4%. One subsidiary of Fortress was subject to U.S. federal corporate income taxes. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura transaction and the initial public offering (Note 1), Fortress was reorganized. Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, subsequent to January 16, 2007, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

Fortress accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.

Fortress is party to a tax receivable agreement whereby the Principals will receive payments from Fortress related to tax savings realized by Fortress in connection with certain transactions entered into by the Principals. The accounting for this agreement is discussed in Note 6.

Recent Accounting Pronouncements   —   In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is ‘‘more likely than not’’ to be sustained assuming examination by tax authorities. The tax benefit recognized is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’, which amends SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ and SFAS 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’. SFAS 155 provides, among other things, that (i) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133 an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (ii) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to remeasurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In June 2007, Statement of Position No. 07-1, ‘‘Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (‘‘SOP 07-1’’) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SOP 07-1. If the status of any of our investees as investment companies (or not) were to change as a result of the adoption SOP 07-1, this could have a material impact on our financial statements and our ability to report the activities of such investee(s) on a timely basis. In February 2008, the FASB indefinitely postponed the adoption of SOP 07-1.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change Fortress’s fair value measurements for any of its existing financial statement elements. As a result, the adoption of SFAS 157 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 159 on January 1, 2008. Fortress elected to measure its equity investments in Newcastle and Eurocastle, as well as its options in Newcastle (Note 4), at fair value pursuant to the provisions of SFAS 159 upon adoption. As a result, Fortress recorded an aggregate increase to the carrying amounts of these assets as of January 1, 2008 of $22.9 million, which was recorded as a cumulative effect adjustment to retained earnings ($2.3 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), the deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.1 million). Fortress made this election to simplify its accounting for these publicly traded equity securities, which were previously on the equity method of accounting. The adoption of SFAS 159 did not have any other material impact on Fortress’s financial condition, liquidity or results of operations.

In June 2007, Emerging Issues Task Force issue No. 06-11 ‘‘Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards’’ (‘‘EITF 06-11’’) was issued. EITF 06-11 specified that a realized tax benefit from dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity share units should be recognized as an increase to paid-in capital. EITF 06-11 applies to reporting periods beginning after December 15, 2007 and is applied prospectively. Fortress adopted EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 had no effect on Fortress’s financial condition, liquidity or results of operations.

In December 2007, the FASB issued SFAS No. 160 ‘‘Accounting for Non-controlling Interests.’’ SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 is expected to have the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the ‘‘mezzanine’’ section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under current accounting principles). There will be no effect from adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

3.	MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of profits subject to the achievement of performance criteria. Substantially all of Fortress’s net assets, after deducting the portion attributable to principals’ and others’ interests, are a result of principal investments in, or receivables from, these funds.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The Principals and certain executive officers of Fortress may also serve as directors and/or officers of each of the Castles and of certain Portfolio Companies and may have investments in these entities as well as in other Fortress Funds.

The Fortress Funds are divided into four segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

On a pro forma basis (Note 13), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007, Fortress recognized management fees and incentive income as follows:

Year Ended December 31, 2007
Private Equity Funds
Funds
Management fees	$131,492
Incentive income	321,462
Castles
Management fees	47,909
Management fees – options	2,006
Incentive income	37,574
Hedge Funds
Liquid Hedge Funds
Management fees	157,510
Incentive income	198,264
Hybrid Hedge Funds
Management fees	128,321
Incentive income	97,274
Total
Management fees	$467,238
Incentive income	$654,574

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year). Incentive income recognized as revenue during the fourth quarter from these funds was $95.4 million, $16.1 million and $115.8 million during the years ended December 31, 2007, 2006 and 2005, respectively; amounts for 2006 and 2005 are not reflective of incentive income earned from consolidated Fortress Funds. During the year ended December 31, 2006, the organizational documents of certain liquid hedge funds were amended such that incentive income from all liquid hedge funds is now earned based on achieving quarterly, rather than annual, performance criteria.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	December 31,
	2007	2006
Distributed – gross	$444,721	$252,774
Less: Recognized (A)	(271,160)	(9,473)
Distributed – unrecognized	$173,561	243,301
Undistributed (B)	384,520	1,405,481
Total	$558,081	$1,648,782

(A)	All related contingencies have been resolved.
(B)	On a consolidated basis, undistributed incentive income from the Fortress Funds is recognized on the balance sheet as deferred incentive income; on a deconsolidated basis subsequent to March 31, 2007, undistributed incentive income is no longer recorded and has been removed from the balance sheet.

As of December 31, 2007, from inception to date, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $444.7 million of distributed incentive income. If the $384.5 million of undistributed deferred incentive income were realized, Fortress would recognize and pay an additional $127.9 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2007, 2006 and 2005, management fees of $12.8 million, $4.6 million and $1.8 million, respectively, and incentive income of $11.2 million, $5.1 million and $4.0 million, respectively, were waived on such employees’ investments.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2006	$243,301	$1,405,481	$1,648,782
Share of income (loss) of Fortress Funds	191,947	(1,020,961)	(829,014)
Recognition of previously deferred incentive income	(261,687)	—	(261,687)
Deferred incentive income as of December 31, 2007	$173,561	$384,520	$558,081

In addition, Fortress recognized $51,476,000 of private equity incentive income during 2007 that was not subject to clawback.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Private equity funds	$104,580	$47,114	$29,702
Castles	14,234	11,550	6,783
Liquid hedge funds	121,961	102,258	56,174
Hybrid hedge funds	44,575	75,084	37,665
Total	$285,350	$236,006	$130,324

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following:

	December 31,
	2007	2006
Employee interests in majority owned and controlled fund advisor and general partner entities	$75,062	$176,191
Third party investors in Fortress Funds	—	17,688,136
Principals’ Fortress Operating Group units	232,826	—
Other	135	4,568
Total	$308,023	$17,868,895

This statement of operations caption was comprised of shares of consolidated operations related to the following, on a pre-tax basis:

	Year Ended December 31, 2007		Year Ended December 31,
	Actual	Pro Forma (A)	2006	2005
Employee interests in majority owned and controlled fund advisor and general partner entities	$8,296	$8,296	$18,727	$194,962
Third party investors in Fortress Funds	(460,615)	—	5,636,457	2,467,964
Principals’ Fortress Operating Group units	(544,551)	(544,551)	—	—
Total	$(996,870)	$(536,255)	$5,655,184	$2,662,926

(A)	On a pro forma basis (Note 13), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2007.

Consolidated Prior to March 31, 2007	Total Capital Commitments (A)	Fortress Capital Commitments	Fortress and Affiliates Capital Commitments (B)	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
Yes	$14,110,987	$368,621	$1,645,565	92.5%	Feb-2010	Feb-2032	1.0% – 1.5%	20%	6% – 10%
No	6,140,774	335,159	542,433	85.4%	Nov-2027	Nov-2027	1.0% – 1.5%	20%	6% – 8%
No	409,925	50,000	96,175	16.5%	Jun-2010	Jun-2017 (C)	1.5%	20% – 25%	0%
Total	$20,661,686	$753,780	$2,284,173

(A)	Represents the total amount of capital committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of:

Employees	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$186,453	$607,450	$736,490	$1,530,393	$753,780	$2,284,173
(C)	Subsequent to the end of the capital commitment periods, the respective capital commitments may not be drawn to fund new investments, but are available to maintain ongoing business of the funds. Only $54 million of the total capital commitments extend beyond July 2010. NIH (one of Fortress’s equity method investees which was never consolidated) does not have capital commitments. It is a privately traded company owned through membership interests. It has an indefinite life.
(D)	Including all available extensions. Only $0.9 billion of the total commitments extend beyond December 2017.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. Funds representing approximately $0.9 billion of total commitments have a 6% threshold, the rest have thresholds of either 0%, 8% or 10%. Some of the private equity funds do not have an incentive income provision; the capital commitments of such funds aggregate less than $500 million. There is no clawback provision with respect to NIH.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 39.2% as of December 31, 2007 based on a weighted average by total capital commitments, of the incentive income received from the private equity funds.

Fortress manages one of the private equity funds with approximately $0.9 billion of capital commitments (‘‘Fund I’’) pursuant to certain agreements which provide that Fortress is entitled to 50% of the Fund I incentive income and NIH, a Fortress Fund which is a private equity fund and an equity method investee of Fortress, is entitled to the other 50%.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Castles

The following table presents certain information with respect to the Castles as of December 31, 2007. The Castles have never been consolidated by Fortress.

Annual Management Fee (A)	Incentive Income (B)	Incentive Income Threshold Return (B)
1.5%	25%	8% – 10%

(A)	Expressed as a percent of gross equity, as defined.
(B)	The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company’s gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from Newcastle has been discontinued for an indeterminate period of time.

The management agreements between Fortress and the Castles provide for initial terms of one to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds as of December 31, 2007.

Consolidated Prior to March 31, 2007	Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)	Incentive Income (D)
Yes	$868,223	$36,798	2.0% – 3.0%	20% – 25%
No	7,422,672	3,698	2.0% – 3.0%	20% – 25%
Total	$8,290,895	$40,496

(A)	Excludes $23.7 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.
(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar quarter (quarterly) basis.

Pursuant to the provisions of deferred fee arrangements, Fortress could elect to defer receipt of all or a portion of the management fee and incentive income from each of the liquid hedge funds which were not consolidated prior to March 31, 2007 (the offshore liquid hedge funds) earned with respect to a particular fiscal year, and could elect to have a portion or all of these deferred amounts indexed either in the same manner as the fund’s other assets, or in another manner

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

approved by the independent members of the board of directors of the fund. The value of these deferred amounts was a liability of the applicable fund to Fortress. Any amounts invested by the fund pursuant to these deferred fee arrangements were part of the general assets of the fund for all purposes, and Fortress had no proprietary interest in any of these assets. Fortress elected to defer receipt of its management fees and incentive income from these funds during 2006 and 2005, as well as prior years. During 2007, all of the deferred fee arrangements were terminated and all of the proceeds from the deferred fee receivables were collected and, as applicable, distributed to the Principals and certain employees.

Hybrid Hedge Funds

The following table presents certain information with respect to the hybrid hedge funds as of December 31, 2007.

Consolidated Prior to March, 31, 2007	Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)	Incentive Income (D)
Yes	$7,021,304	$370,816	1.0% – 2.0%	20%
No	1,223,542	495	1.0% – 2.0%	20%
Total	$8,244,846	$371,311

(A)	Excludes $358.4 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.
(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar year (annual) basis.

Fortress and the offshore hybrid hedge fund (the hybrid hedge fund which was not consolidated prior to March 31, 2007) entered into a deferred fee arrangement under substantially the same terms as the offshore liquid hedge funds. Fortress elected to defer receipt of its management fees and incentive income from this fund during 2006 and 2005, as well as prior years. During 2007, all of the deferred fee arrangements were terminated and all of the proceeds from the deferred fee receivables were collected and, as applicable, distributed to the Principals and certain employees.

Between the hybrid and liquid hedge funds, an aggregate of $383.8 million of such amounts were distributed to the Principals.

In February 2007, one of the then consolidated hybrid hedge funds raised $1.2 billion of capital commitments from existing and new limited partners, of which 65% was called as of December 31, 2007. This commitment was fully called as of January 1, 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

4.	INVESTMENTS

A)    Other investments

Other investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with significant investments also in Western Europe. There are some concentrations in the financial, transportation and real estate related sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have some concentrations of counterparty risk with respect to derivatives and repurchase agreements.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2007, which comprised approximately 22% of its equity method investments, is in a fund which focuses on the U.S. rail transportation and real estate sectors.

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are accounted for under the equity method. Upon the deconsolidation of the previously consolidated Fortress Funds on March 31, 2007 (Note 1), these funds also became equity method investees. Fortress’s maximum exposure to loss with respect to these entities is equal to its investment plus its basis in any options received from such entities as described below. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Equity Held by Fortress		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2007	2006	2007	2006			2005
Private equity funds, excluding NIH (A)	$623,830	$ (A )	$(83,865)	$	(A	)	$	(A	)
NIH	5,770	8,213	2,411		2,220			6,091
Newcastle	3,184	13,756	(1,016)		2,746			2,419
Eurocastle	11,799	11,844	1,925		(160)			1,710
Total private equity	644,583	33,813	(80,545)		4,806			10,220
Liquid hedge funds (A)	73,748	(A)	3,483		(A	)		(A	)
Hybrid hedge funds (A) (B)	371,310	(A)	15,341		(A	)		(A	)
Other	2,277	3,437	47		233			245
	$1,091,918	$37,250	$(61,674)		$5,039			$10,465

(A)	These entities were consolidated prior to March 31, 2007.
(B)	Of this amount, $100 million was redeemed on January 1, 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2007
	Private Equity Funds		Castles		Liquid	Hybrid
	NIH	Other	Newcastle	Eurocastle	Hedge Funds	Hedge Funds	Other	Total
Investment, beginning	$8,213	$—	$13,756	$11,844	$—	$—	$3,437	$37,250
Earnings from equity method investees	2,411	(83,865)	(1,016)	1,925	3,483	15,341	47	(61,674)
Other comprehensive income from equity method investees	(365)	—	(10,074)	(2,718)	—	—	—	(13,157)
Contributions to equity method investees	—	437,614	—	—	158,918	95,828	29,697	722,057
Distributions of earnings from equity method investees	(4,518)	—	(1,640)	(1,703)	(3,443)	(1,092)	(47)	(12,443)
Distributions of capital from equity method investees	—	(340)	(1,283)	(796)	(117,190)	(14,520)	(2,151)	(136,280)
Total distributions from equity method investees	(4,518)	(340)	(2,923)	(2,499)	(120,633)	(15,612)	(2,198)	(148,723)
Translation adjustment/other	29	(121)	3,441	3,247	—	—	—	6,596
Sale of investments	—	—	—	—	—	—	(28,706)	(28,706)
Deconsolidation	—	270,542	—	—	31,980	275,753	—	578,275
Investment, ending (A)	$5,770	$623,830	$3,184	$11,799	$73,748	$371,310	$2,277	$1,091,918
Ending balance of undistributed earnings	$3,471	$—	$—	$222	$40	$14,249	$—	$17,982

(A)	Of this amount, $100 million was redeemed on January 1, 2008 in one of the hybrid hedge funds.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (C)	Newcastle Investment Holdings LLC (‘‘NIH’’)
	December 31, (or Year then Ended)	December 31, (or Year then Ended)
	2007	2007	2006	2005
Assets	$16,982,495	$336,176	$457,436
Liabilities	(3,445,658)	(230,457)	(315,732)
Equity	$13,536,837	$105,719	$141,704
Equity held by Fortress	$623,830	$5,770	$8,213
Ownership (A)	4.6%	4.8%	4.8%
Revenues and gains (losses) on investments	$(5,266,978)	$85,665	$79,685	$98,763
Expenses	(367,909)	(27,690)	(33,464)	(57,398)
Discontinued operations	—	—	—	99,724
Net Income (Loss)	$(5,634,887)	$57,975	$46,221	$141,089
Fortress’s equity in net income (loss)	$(83,865)	$2,411	$2,220	$6,091
	(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.
(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for September 30, 2007 and the twelve months then ended). This entity was formed in the second half of 2007 and Fortress’s cash invested in this entity totaled $41.5 million during 2007. It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Newcastle Investment Corp.			Eurocastle Investment Ltd.
	December 31, (or Year then Ended)
	2007	2006	2005	2007	2006	2005
Assets	$8,037,770	$8,604,392		$10,713,687	$7,310,671
Liabilities	(7,590,145)	(7,602,412)		(8,865,921)	(5,443,067)
Minority Interest	—	—		(8)	(8)
Equity	$447,625	$1,001,980		$1,847,758	$1,867,596
Equity held by Fortress	$3,184	$13,756		$11,799	$11,844
Ownership, basic (A)	1.9%	2.2%		1.6%	1.6%
Ownership, diluted (B)	4.7%	4.8%		9.8%	10.4%
Ownership by Fortress and affiliates, diluted (B)	15.5%	12.3%		29.3%	26.6%
Market value of shares owned (A) (C)	$13,293	$32,126		$24,561	$51,203
Revenues and gains (losses) on investments	$693,447	$558,577	$383,822	$905,230	$359,782	$141,019
Expenses	(758,881)	(430,877)	(268,975)	(795,435)	(362,367)	(101,646)
Discontinued operations	(23)	223	2,108	—	—	—
Preferred dividends	(12,640)	(9,314)	(6,684)	—	—	—
Net Income (Loss)	$(78,097)	$118,609	$110,271	$109,795	$(2,585)	$39,373
Fortress’s equity in net income (loss)	$(1,016)	$2,746	$2,419	$1,925	$(160)	$1,710

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	Fully diluted ownership represents the percentage of outstanding common shares assuming that all options are exercised.
(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds	Hybrid Hedge Funds
	December 31, (or Year then Ended)
	2007	2007
Assets	$8,358,378	$12,098,175
Liabilities	(67,483)	(4,493,901)
Minority interest	—	(26,834)
Equity	$8,290,895	$7,577,440
Equity held by Fortress (C)	$73,748	$371,310
Ownership (A)	0.9%	4.9%
Revenues and gains (losses) on investments	$1,587,418	$904,741
Expenses	(880,868)	(427,816)
Net Income	$706,550	$476,925
Fortress’s equity in net income	$3,483	$15,341
	(B )	(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.
(C)	Of this amount, $100 million was redeemed on January 1, 2008 in one of the hybrid hedge funds.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	December 31,
	2007	2006	Accounting Treatment
Newcastle options	$5	$2,950	Held at cost subject to impairment
Eurocastle options	15,996	136,316	Qualify as a derivative, held at fair value
	$16,001	$139,266

The Newcastle options were written down to their fair value from their cost basis of $3.6 million due to impairment resulting from an other-than-temporary decrease in Newcastle’s common share price. This impairment was recorded as a net realized loss on other investments.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Newcastle Investment Corp. (‘‘Newcastle’’)

The following table summarizes Newcastle’s common stock offerings and options granted to Fortress, which were fully vested upon issuance and become exercisable over thirty months after receipt. Newcastle is listed on the New York Stock Exchange under the symbol NCT.

Year	Shares Issued (millions)	Weighted Average Option Strike Price	Number of Options Granted to Fortress	Fair Value of Options at Grant Date	Exercised	Assigned to Employees (A)	Held at December 31, 2007
2002	7.0	$13.00	700,000	$430	430,500	269,500	—
2003	7.9	21.39	788,227	1,269	240,120	311,732	236,375
2004	8.4	27.06	837,500	1,687	—	271,375	566,125
2005	3.3	29.60	330,000	1,148	—	107,250	222,750
2006	1.7	29.42	170,000	512	—	74,375	95,625
2007	7.0	28.98	698,000	2,006	—	269,535	428,465
			3,523,727	$7,052	670,620	1,303,767	1,549,340

(A)	Recorded as compensation expense at the fair value of the options at the date assigned. 545,580 of these options were assigned to employees in 2007, resulting in compensation expense of $1.3 million.

The Principals in their personal capacities purchased approximately $60 million in the aggregate of the shares sold in NCT’s April 2007 offering directly from the underwriter at the public offering price.

Eurocastle Investment Ltd. (‘‘Eurocastle’’)

The following table summarizes Eurocastle’s common stock offerings and options granted to Fortress, which were fully vested upon issuance and become exercisable over thirty months after receipt. Eurocastle is listed on Euronext (Amsterdam) under the symbol ECT.

Year	Shares Issued (millions)	Weighted Average Option Strike Price	Number of Options Granted to Fortress	Fair Value of Options at Grant Date	Exercised	Assigned to Employees (A)	Held at December 31, 2007
2003	11.9	€10.00	1,185,767	$154	88,336	112,648	984,783
2004	6.6	12.00	660,000	599	—	59,400	600,600
2005	5.7	17.25	574,000	1,166	—	69,644	504,356
2006	39.2	30.56	3,923,225	31,076	—	145,669	3,777,556
2007	—	—	—	—	—	—	—
			6,342,992	$32,995	88,336	387,361	5,867,295

(A)	Recorded as compensation expense at the fair value of the options at the date assigned. In addition, compensation expense has been recorded for the fair value of a portion of the options received which are contractually due to, but not yet assigned to, certain of Fortress’s employees. 320,099 Eurocastle options were assigned in 2007, resulting in compensation expense of $3.3 million.

In October 2007, Fortress sold 88,336 shares of Eurocastle common stock, acquired simultaneously through the exercise of options.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Investments in Variable Interest Entities

Fortress consolidated certain VIEs (defined in Note 2), when it was determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. In each case, these funds would also have been consolidated by Fortress under a voting control model, with the exception of Northcastle. The assets of the consolidated VIEs were primarily classified within Investment Company Holdings, at Fair Value, with the exception of Northcastle’s assets which were primarily classified within Other Investments — Loans and Securities. The liabilities of the consolidated VIEs, primarily the CDO Bonds Payable and Northcastle Debt, were not recourse to Fortress’s general credit. As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No other reconsideration events occurred during the year ended December 31, 2007 which caused a change in Fortress’s accounting.

Fortress is a variable interest holder in other VIEs which are not consolidated, as it is not their primary beneficiary. In each case, these funds would also not be consolidated by Fortress under a voting control model.

All of the VIEs are Fortress Funds which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages each of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2007:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment (A)	Notes
Private Equity Funds	$336,176	$5,770	—
Castles	18,751,457	78,778	(B	)
Liquid Hedge Funds	7,452,307	63,887	(C	)
Hybrid Hedge Funds	601,388	524	(C	)

(A)	Also represents Fortress’s maximum exposure to loss with respect to these entities.
(B)	Fortress’s investment includes $38.5 million of incentive income receivable, $6.5 million of management fees receivable, $2.1 million of expense reimbursements receivable and $0.7 million of dividends receivable from the Castles.
(C)	Fortress’s investment includes $37.1 million and $29,000 of incentive income receivable from the Liquid and Hybrid Hedge Funds, respectively.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

B)    Investment Company Holdings, at Fair Value

Investment company holdings, at fair value, consist primarily of financial instruments held by Fortress Funds that are investment companies which were consolidated prior to the deconsolidation on March 31, 2007 (Note 1).

The following is a summary of these holdings at December 31, 2006. As a result of the deconsolidation on March 31, 2007, Fortress no longer reports such holdings at December 31, 2007.

	Cost	Fair Value	Percentage
Loans and securities
Non-North America (primarily Europe)
Debt (loans and securities)	$436,421	$443,156	2.0%
Equity (including fund investments)	376,174	449,540	2.1%
Total Non-North America	812,595	892,696	4.1%
North America
Debt (loans and securities)
Real estate related	1,175,815	1,157,013	5.3%
Other	3,451,009	3,373,522	15.5%
	4,626,824	4,530,535	20.8%
Equity (including fund investments)
Real estate related	454,002	530,355	2.4%
Other	833,321	921,162	4.2%
	1,287,323	1,451,517	6.7%
Total North America	5,914,147	5,982,052	27.4%
Total loans and securities	6,726,742	6,874,748	31.5%
Investments in affiliates
Non-North America (primarily Europe)
Finance and insurance	493,746	614,600	2.8%
Real estate related	1,772,949	5,671,315	26.0%
Total Non-North America	2,266,695	6,285,915	28.8%
North America
Finance and insurance (including Master Funds)	978,187	4,712,576	21.6%
Real estate related	648,482	1,317,409	6.0%
Other	2,284,969	2,669,678	12.2%
Total North America	3,911,638	8,699,663	39.9%
Total investments in affiliates	6,178,333	14,985,578	68.7%
Derivatives
Assets	—	84,270	0.4%
Liabilities	4,129	(123,907)	(0.6%)
Total derivatives	4,129	(39,637)	(0.2%)
Total investment company holdings, at fair value	$12,909,204	$21,820,689	100.0%

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

5.	DEBT OBLIGATIONS AND DERIVATIVES

The following table presents summarized information regarding Fortress’s debt obligations:

Debt Obligation	Month Issued	Face Amount and Carrying Value			Contractual Interest Rate	Final Stated Maturity	As of December 31, 2007
							Weighted Average Funding Cost (A)		Weighted Average Maturity (Years)
		December 31,
		2007	2006
Credit agreement (B)
Revolving debt (C)	May 2007	$185,000		$85,000	LIBOR + 1.20% (D) (E)	May 2012		7.27%	4.36
Term loan	May 2007	350,000		600,000	LIBOR + 1.20% (E)	May 2012		6.32%	4.36
Delayed term loan (C)	May 2007	—		—	LIBOR + 1.20% (D) (E)	May 2012		0.00%	—
Aircraft loan	Jun 2002	—		2,153	LIBOR + 2.25%	Repaid		0.00%	—
Total		$535,000		687,153				6.65%	4.36
Consolidated Fortress Fund debt (F)				2,619,456
Total				$3,306,609

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 4.87%.
(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(C)	Approximately $3.9 million and $450 million were undrawn and available on the revolving debt and delayed term loan, respectively, as of December 31, 2007, including a $25 million letter of credit subfacility of which $11.1 million was utilized. The delayed term loan was fully drawn by February 2008.
(D)	Subject to unused commitment fees of 0.375% per annum.
(E)	Reduced to LIBOR + 0.65% on February 1, 2008 pursuant to the terms of the agreement.
(F)	Primarily floating rate CDO bonds and credit agreements.

Rates on previously existing credit agreements were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees Paid
Jan 2005 – Mar 2005	LIBOR+3.00%	0.375%	Prior to 2005
Mar 2005 – Jan 2006	LIBOR+2.75%	0.375%	$4.4 million
Jan 2006 – Feb 2007	LIBOR+2.00%	0.375%	$7.0 million
Feb 2007 – May 2007	LIBOR+1.50%	0.250%	None

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

The credit agreement includes customary covenants. Fortress Operating Group is required to prepay the credit agreement upon the occurrence of certain events, including certain asset sales

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

and other dispositions. Fortress was in compliance with all of these covenants as of December 31, 2007. Among other things, the borrowers are prohibited from incurring additional indebtedness or further encumbering their assets, subject to certain expectations. In addition, Fortress Operating Group must meet minimum criteria for: (i) fee paying assets under management, (ii) EBITDA, as defined, and (iii) certain investment values.

In addition, under the credit agreement, Fortress Operating Group is permitted to make cash distributions (i) in order for shareholders to pay their taxes, and (ii) other cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, and (b) the distribution would not exceed cumulative free cash flow. Free cash flow, as defined in the credit agreement, is calculated on a cumulative basis as $163 million plus EBITDA earned since March 31, 2007, minus interest paid, capital expenditures made and distributions made since March 31, 2007.

The events of default described under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the credit agreement) with respect to Fortress’s material funds.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes that this debt would currently trade at between 95% and 99% of face value.

The following table presents summarized information regarding Fortress’s derivative assets (obligations):

	Notional Amount	Fair Value (A)		Longest Maturity
	December 31, 2007	December 31, 2007	December 31, 2006	December 31, 2007
Interest rate swaps, treated as hedges	$—	$—	$8	N/A
Foreign currency derivatives, treated as hedges	€—	—	(435)	N/A
Foreign currency derivatives, non-hedges	€—	—	(1,184)	N/A
Consolidated Fortress Fund derivatives, net		—	(38,018)
Total		$—	$(39,629)

(A)	Based on counterparty broker quotations. No derivatives were owned as of December 31, 2007.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

6.	INCOME TAXES

Prior to January 17, 2007, Fortress, as a partnership, generally had not been subject to U.S. federal income tax, but certain of its subsidiaries had been subject to the New York City unincorporated business tax (‘‘UBT’’) on their U.S. earnings based on a statutory rate of 4%. One subsidiary of Fortress was subject to U.S. federal corporate income taxes. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura Transaction and the initial public offering (Note 1), Fortress was reorganized. Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal income tax	$9,067	$236	$481
Foreign income tax	2,682	1,453	861
State and local income tax	12,367	10,447	3,184
	24,116	12,136	4,526
Deferred
Federal income tax benefit	(14,550)	—	—
Foreign income tax expense (benefit)	350	(725)	(736)
State and local income tax expense (benefit)	(15,548)	1,114	5,835
	(29,748)	389	5,099
Total	$(5,632)	$12,525	$9,625

For the year ending December 31, 2007, a deferred income tax benefit of $0.7 million was credited to other comprehensive income, primarily related to other comprehensive income of equity method investees. A current income tax benefit of $1.7 million was credited to additional paid-in capital, related to dividend equivalent payments on RSUs (Note 8) which are currently deductible for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences will result in taxable or deductible amounts in future years and the deferred tax effects are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Fortress established a deferred tax asset of $463.4 million in connection with the Nomura Transaction. That transaction involved Fortress’s purchase of Fortress Operating Group units from the Principals and an election by certain Fortress Operating Group entities under Section 754 of the Code, resulting in an increase of the tax basis of the assets owned by Fortress Operating Group. Fortress established this deferred tax asset for the expected tax benefit associated with the difference between the financial reporting basis of net assets and the tax basis of net assets, based on an estimated combined marginal federal and state tax rate of

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

approximately 39.4% and the expectation, based on an analysis of expected future earnings, that it is more likely than not that this benefit will be realized. The establishment of the deferred tax asset increased additional paid in capital as the transaction giving rise to the increase in tax basis was between Fortress and its shareholders. The deferred tax asset described above reflects the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

In addition, as a result of the contribution of $578.3 million of the net proceeds of the initial public offering by FIG Corp. to the capital of Fortress Operating Group, a temporary difference arose between the carrying value of Fortress Operating Group for financial reporting purposes and that for income tax purposes. A deferred tax asset of $25.4 million has been recorded to reflect the deferred tax effects of the excess of the tax basis over the financial reporting basis that is expected to reverse in the foreseeable future. The establishment of this deferred tax asset also increased additional paid in capital.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	Year Ending December 31,
	2007	2006
Deferred tax assets
Nomura transaction-tax basis adjustment
Tax basis goodwill and other intangible assets	$398,833	$—
Other assets	34,549	—
Deferred incentive income	1,816	—
Initial public offering basis difference	22,634	—
Compensation and benefits	12,061	—
Options in affiliates	9,855	—
Other	31,456	2,808
Total deferred tax assets	$511,204	$2,808
Deferred tax liabilities (A)
Fee income	$—	$—
Other	891	12,989
Total deferred tax liabilities	$891	$12,989

(A) Included in Other Liabilities

As described above, certain of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. No deferred tax assets and liabilities are established for temporary differences that will affect the amounts allocated to shareholders.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

A reconciliation of the U.S. federal statutory income tax expense rate to Fortress’s effective income tax expense rate is as follows:

	Year Ending December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate expense rate	35.00%	35.00%	35.00%
Income passed through to stockholders	78.46%	(34.95)%	(34.76)%
Compensation (A)	(106.89)%	—	—
State income taxes	2.35%	2.54%	4.46%
Foreign taxes	—	0.16%	0.06%
Other	(0.31)%	—	—
Effective income tax rate	8.61%	2.75%	4.76%

(A)	Related to:
(i)	LTIP expenses (Note 8), which are not tax deductible,
(ii)	Principals agreement expenses (Note 8), which are not tax deductable, and

(iii)	For income tax purposes, Fortress is entitled to a federal income tax deduction in an amount equal to the market value of granted RSUs (Note 8) on their delivery date.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one of the Class A shares. The Fortress Operating Group entities intend to make an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future. The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. In connection with the Nomura transaction and related tax effects, a $393 million capital decrease and offsetting liability to the Principals was recorded with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Members’ and Shareholders’ Equity. No further liability was recorded during the year ended December 31, 2007, nor were any payments made during that period. For the year ended December 31, 2007, the payments which are expected to be made pursuant to the tax receivable agreement are $16.6 million, subject to finalization of Fortress’s tax return for such year.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

7.	RELATED PARTY TRANSACTIONS

Affiliate Receivables and Payables

As of December 31, 2007 and 2006, Due from Affiliates and Due to Affiliates were comprised of the following:

	Management Fees and Incentive Income		Dividends and Distributions		Total
	December 31,
Due from Affiliates	2007	2006	2007	2006	2007	2006
Private equity funds	$1,733	$—	$—	$26,315	$1,733	$26,315
Castles	45,004	47,832	739	1,297	45,743	49,129
Liquid and hybrid hedge funds	138,948	500,889	—	—	138,948	500,889
Unconsolidated subsidiaries of liquid hedge fund subsidiaries	—	—	—	19,309	—	19,309
Subtotal	$185,685	$548,721	$739	$46,921	186,424	595,642
				Other	12,245	40,106
				Total	$198,669	$635,748

Due to Affiliates	December 31, 2007	December 31, 2006
Private equity funds
– Payments on behalf of Fortress Funds	$—	$14,123
Principals
– Tax receivable agreement – Note 6	393,265	—
– Distributions payable on Fortress Operating Group units	60,176	—
Other	2,293	989
	$455,734	$15,112

As described in Note 3, Fortress elected to defer the receipt of certain management fee and incentive income revenues from its previously unconsolidated hedge funds. The return on these deferred fee receivables was indexed by the funds in accordance with the deferred fee arrangements to returns on certain investments, including investments in affiliates. In 2007, all of the deferred fee arrangements were terminated, all of the receivables were collected and, as applicable, distributed to the Principals. The indexed receivables increased by $2.9 million, $102.0 million and $27.0 million during 2007, 2006 and 2005, respectively, which is recorded as Other Investments — Gains from Affiliate Investments.

Other Related Party Transactions

From time to time, Fortress may advance amounts on behalf of affiliates for short periods. In such cases it generally charges interest to these affiliates. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.3 million, $0.3 million and $0.4 million during 2007, 2006 and 2005,

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

respectively. In addition, Fortress earned $45.6 million, $25.0 million and $4.7 million of other revenues from affiliates, primarily expense reimbursements, during 2007, 2006 and 2005, respectively.

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

Fortress has entered into cost sharing arrangements with the Fortress Funds, including subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For 2007, these expenses, mainly related to subscriptions to market data services, approximated $18.7 million on a pro forma deconsolidated (Note 13) basis. Furthermore, the operating subsidiaries of the private equity funds have a separate cost sharing arrangement with each other.

The Principals have guaranteed payment on a several basis to the Fortress private equity funds of any contingent repayment (clawback) obligation with respect to the private equity fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, but only if Fortress has a net worth, as defined, of less than $10 million.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $0.6 million in 2007 and $0.6 million in 2006, including $0.4 million from consolidated Fortress Funds.

In connection with the IPO, Fortress entered into a tax receivable agreement with the Principals, as described in Note 6, and the Principals entered into a forfeiture agreement with each other, as described in Note 8. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds.

In February 2007, Fortress entered into an agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a profits interest in their management company, and, as part of the transaction, a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions. The transaction was approved by the advisory board of the Fortress Fund.
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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

In March 2007, in conjunction with the deconsolidation (Note 1), Fortress transferred its general partner interests in certain CDO Portfolio Companies to certain Fortress Funds for $6.5 million.

In June 2007, Fortress sold two investments to Real Assets Fund, a private equity Fortress Fund. Fortress received $29.1 million from the sales and recorded gains aggregating $0.4 million.

In September 2007, three of the Principals made an aggregate $33.5 million Euro-denominated loan to a subsidiary of one of the private equity Fortress Funds. The Principals assigned their right to receive interest on this loan to the fund. In October 2007, this fund conducted a Euro-denominated rights offering in which it raised $214.0 million of equity in a private placement to investors in the fund, of which Fortress acquired $54.1 million. The proceeds from this offering were used to pay down existing fund level debt, including the full repayment of the loan from the Principals. In October and November 2007, these Principals invested an aggregate of $89.8 million in a combination of Euro denominated and USD denominated preferred equity interests of subsidiaries of certain of the private equity Fortress Funds, of which $9.1 million has been repaid. The preferred equity does not pay a dividend.

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

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. Such reimbursements aggregated $1.5 million in 2007.

In December 2007, three employees terminated their employment at Fortress to begin employment at the home offices of certain of our principals. These employees had received RSUs in connection with Fortress’s IPO in February 2007. Fortress has modified these awards, valued at approximately $1.7 million in the aggregrate, such that each employee’s vesting continues on the original vesting schedule as long as the employee remains employed by the respective principal’s home office. The expense incurred by Fortress in association with these awards will be treated as compensation to the principals.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

8.	EQUITY-BASED COMPENSATION

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

Granted To	Type of Award	Service Conditions	Entitled to Dividends		Accounting	December 31, 2007 Shares/Units Outstanding
		(A)	(B	)
Employees	RSUs	Yes	Yes		Fair value at grant date (D) expensed over service period.	23,906,779
	RSUs	Yes	No		Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period.	18,280,183
	RSUs	No	Yes		Fair value at grant date (D) discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286
	RSUs	No	No		Fair value at grant date (D) discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	634,287
	LTIP (C)	Yes (C)	(C	)	Fair value at grant date, based on a valuation model, expensed over service period.	2,857,143
Directors	Restricted Shares	Yes	Yes		Fair value at grant date (D) expensed over service period (B).	97,296
Employees of our Private Equity Funds	RSUs	Yes	No		Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	8,623,266
Other Non-Employees	RSUs	Yes	No		Fair value at grant date (D) discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	695,702

(A)	Generally, such awards vest 25% at the end of each of the third through sixth years of service (for employees) and 33 1/3% after each of our next three annual meetings (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

(B)	Vested Class A shares will be delivered to employee grant recipients 25% at each of, or within no more than six months after, the end of each of the third through sixth years of service. Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that have a maximum value that corresponds to 2.9 million Fortress Operating Group units, granted by one of the Principals to one of Fortress’s employees at the date of the IPO. The profits interests have a five-year cliff-vesting service condition.
(D)	For awards granted in connection with the IPO, the fair value is based on the IPO price. For awards granted subsequent to the IPO, the fair value is based on the closing price on the grant date of Fortress’s Class A shares.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factor as of the grant date and as of December 31, 2007 was 16% for unvested RSU awards that are entitled to dividends and 19% for unvested RSU awards that are not entitled to dividends. Since Fortress’s initial public offering in February 2007, neither the actual forfeiture rate nor any other factors have caused a change in managements forfeiture expectations or assumptions.

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

The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (between 2.25% and 5.61% based on the actual dividend rate on the grant date), an estimated dividend growth rate (20%) and a risk-free discount rate (between 2.88% and 5.15% based on grant date and term).

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
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

The following tables set forth information regarding equity-based compensation activities during the year ended December 31, 2007.

	RSUs				Restricted Shares Issued to Directors
	Employees		Non-Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)
Issued at IPO	42,212,312	$16.89	8,521,070	$14.54	97,296	$18.50
Issued subsequent to IPO	3,563,494	14.59	1,125,794	20.17	—	—
Forfeited	(2,560,271)	16.26	(327,896)	14.54	—	—
Outstanding at December 31, 2007 (B)	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50
Expense incurred (B)
Employee RSUs			$110,738
Non-Employee RSUs			15,035
Restricted Shares			536
LTIP			6,160
Total equity-based compensation expense			$132,469

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of December 31, 2007 for awards granted to non-employees was $11.67.
(B)	Fortress will further recognize, in the future, compensation expense on its non-vested equity-based awards of $706.4 million, with a weighted average recognition period of 5.09 years.

The Principals entered into an agreement among themselves (the ‘‘Principals Agreement’’) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value (measured at the date of the IPO) of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $853.0 million during the year ended December 31, 2007.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the year ended December 31, 2007 from equity-based compensation arrangements of $985.4 million, $229.2 million increased Fortress’s paid-in capital, as reflected in the Statement

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

of Members’ and Shareholders’ Equity, and $756.2 million increased Principals’ interests in equity of consolidated subsidiaries corresponding to the Principals’ interest in the equity-based compensation expense.

9.	EARNINGS PER SHARE AND DISTRIBUTIONS

As a result of Fortress’s reorganization in January 2007 (Note 1), Fortress has calculated its earnings per share for two different periods within the year ended December 31, 2007. For the first period, prior to the reorganization on January 17, 2007, the calculation is based on the income and outstanding units of Fortress Operating Group, which were owned by the Principals as described in Note 1, as if such units had been outstanding from the beginning of the period. For the second period, subsequent to the reorganization and commencement of operations of the Registrant, the calculation is based on the consolidated income of Fortress from January 17, 2007 through December 31, 2007 and the Class A shares outstanding for such period.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through December 31, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	91,901,884	91,901,884
Fully vested restricted Class A share units with dividend equivalent rights	312,943	312,943
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—
Total weighted average shares outstanding	92,214,827	92,214,827
Basic and diluted net income (loss) per Class A share
Net income (loss)	$(193,200)	$(193,200)
Dividend equivalents declared on non-vested restricted Class A share units	(3,867)	(3,867)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	—
Net income (loss) available to Class A shareholders	$(197,067)	$(197,067)
Weighted average shares outstanding	92,214,827	92,214,827
Basic and diluted net income (loss) per Class A share	$(2.14)	$(2.14)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. Under the if-converted method the Principals’ and others’ interests in income (loss) of Fortress Operating Group attributable to the units, net of assumed corporate income tax, is added to the net loss in the numerator of the computation and the Class A shares available from the assumed conversion of the Fortress Operating Group units, as if it had occurred at the beginning of the period, is added to the denominator. For the year-to-date period, the effect of including the units would have been antidilutive. The weighted average number of Fortress Operating Group units outstanding for the period from January 17, 2007 through December 31, 2007 were 312,071,550 units.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted pro forma earnings per Class A share using the two-class method for participating securities, except during periods of net losses in accordance with EITF 03-6, ‘‘Participating Securities and the Two-Class Method under FASB Statement No. 128.’’ The weighted average restricted Class A shares and share units eligible to receive dividend or dividend equivalent payments outstanding for the period from January 17, 2007 through December 31, 2007 were 90,884 shares and 22,243,195 share units.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding for the period from January 17, 2007 through December 31, 2007 were 24,369,885 share units.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average Year Ended December 31, 2007	As of December 31, 2007
Class A shares	87,873,308	94,500,350
Restricted Class A share units (A)	299,225	394,286
Restricted Class A shares	86,900	97,296
Restricted Class A share units	21,268,152	23,906,779
Fortress Operating Group units	314,485,641	312,071,550
Total	424,013,226	430,970,261

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Dividends and distributions during the year ended December 31, 2007 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$56,633	$21,285	$77,918
Dividend equivalents on restricted Class A share units (A)	—	13,811	5,428	19,239
Distributions to Fortress Operating Group unit holders (Principals)	—	258,783	60,176	318,959
Predecessor distributions (prior to January 17, 2007)	—	415,876	—	415,876
Total distributions	$—	$745,103	$86,889	$831,992

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the statement of operations and is therefore considered an operating cash flow.

10.	COMMITMENTS AND CONTINGENCIES

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

Debt Covenants — Fortress’s debt obligations contain various customary loan covenants. These covenants do not, in management’s opinion, materially restrict Fortress’s investment or financing strategy at this time. Fortress was in compliance with all of its loan covenants as of December 31, 2007.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2007, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

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
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

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

Fortress Fund and Other Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds, primarily private equity funds, which aggregated $134.0 million at December 31, 2007. These commitments can be drawn by the funds on demand.

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

Private Equity Fund Operating Expense Limit — Fortress is contingently liable, under an agreement with the operating subsidiaries of its private equity funds, for any expenses of such subsidiaries in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ Investors). Due to significant growth in the private equity Fortress Funds, these expenses exceeded the approved amount by approximately $5.4 million in 2007.

As of December 31, 2007, Fortress’s management believed that the advisory board would approve an increase in the 2007 approved amount at its next meeting and that it was probable that Fortress would not have to make any payments under this agreement related to 2007. As a result, no accrual was made for this contingent liability. In February 2008, the increase was approved.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in New York, Atlanta, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, Munich, New Canaan, Rome, San Diego, San Francisco, Sydney, Tokyo and Toronto.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Jan-2013
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 – 9 months	4 – 12 months
Leasehold improvement incentives	$3,186	$509
Renewal periods	None	5-year option on one lease, remainder have none

Minimum future rental payments (excluding escalations) under these leases is as follows:

2008	$17,350
2009	17,609
2010	13,617
2011	8,962
2012	6,206
Thereafter	22,857
Total	$86,601

Rent expense recognized on a straight-line basis during the years ended December 31, 2007, 2006 and 2005 was $15.4 million, $10.7 million, and $9.4 million, respectively, and was included in General, Administrative and Other Expense.

11.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following four primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, and (iv) hybrid hedge funds. These segments are differentiated based on their varying investment strategies.

The amounts not allocated to a segment consist primarily of interest income earned on short term investments, certain general and administrative expenses, and all interest expense incurred with respect to corporate borrowings. Where applicable, portions of the general and administrative expenses have been allocated between the segments, primarily based on headcount.

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

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations which is available for

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

distribution. Rather, distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit holders (Note 9). Distributable earnings should not be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and is not necessarily indicative of cash available to fund cash needs (including distributions).

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

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (Note 8),

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

(vii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement (Note 6).

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

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income for Fortress as a whole. Fortress’s investments in, and earnings from, its equity method investees by segment are presented in Note 4.

Note that distributable earnings for the periods presented includes earnings (losses) on deferred fee arrangements (Note 3), net of any employee share, as presented in the table below. All of these deferred fees have been collected. The deferred fee arrangements were terminated in 2007 and therefore these earnings (losses) are not reflective of ongoing operations and will not contribute to distributable earnings subsequent to the termination date.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Liquid hedge funds	$1,926	$79,042	$19,070
Hybrid hedge funds	—	13,696	5,778
Total	$1,926	$92,738	$24,848

December 31, 2007 and the Year then Ended	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated		Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$131,939	$49,661	$158,882	$129,516	$—		$469,998
Incentive income	275,254	39,490	199,283	97,465	—		611,492
Segment revenues – total	$407,193	$89,151	$358,165	$226,981	$—		$1,081,490
Pre-tax distributable earnings	$281,959	$46,592	$165,248	$86,744	$(29,043)		$551,500
Total segment assets	$657,669	$98,615	$84,448	$432,206	$687,659	(A)	$1,960,597

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$1,081,490	$317,114	$(269,607)	$107,018	$1,236,015
Pre-tax distributable earnings / net income	$551,500	$(326,375)	$326,375	$(611,303)	$(59,803)
Total assets	$1,960,597	$—	$—	$29,184	$1,989,781

(A)	Unallocated assets include cash of $100.4 million and deferred tax assets of $511.2 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

December 31, 2007 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust management fees*	$66
Adjust incentive income	44,291
Adjust income from the receipt of options	2,006
Other revenues*	60,655
Total adjustments	$107,018

*	Segment revenues do not include GAAP other revenues; GAAP other revenues is included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(193,312)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	313,163
Incentive income received from private equity funds, not subject to contingent repayment	(73,644)
Incentive income received from the sale of shares related to options	(1,916)
Reserve for clawback	—
		44,291
Adjust other income
Distributions of earnings from equity method investees**	(16,535)
Earnings (losses) from equity method investees**	(92,465)
Gains (losses) on options in equity method investees, treated as derivatives	(112,423)
Adjust income from the receipt of options	2,006
		(219,417)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(129,517)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(9,648)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	5,761
		(133,404)
Adjust Principals’ equity-based compensation expense		(852,956)
Adjust Principals’ interests related to Fortress Operating Group units		544,551
Adjust income taxes		5,632
Total adjustments		$(611,303)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

**	This adjustment relates to all of the Castles, private equity Fortress Funds, and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

Adjustments from total segment assets to GAAP assets

Adjust equity investments from fair value	$(22,872)
Adjust equity investments from cost	(25,532)
Adjust investments gross of employee portion	74,555
Adjust option investments to intrinsic value	3,033
Total adjustments	$29,184

December 31, 2006 and the Year then Ended	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$84,279	$32,544	$92,746	$84,536	$—	$294,105
Incentive income	129,800	15,682	154,068	135,939	—	435,489
Segment revenues – total	$214,079	$48,226	$246,814	$220,475	$—	$729,594
Pre-tax distributable earnings	$154,573	$7,092	$184,575	$104,371	$(53,688)	$396,923
Total segment assets	$137,538	$213,836	$366,901	$420,041	$141,317	$1,279,633

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$729,594	$1,159,204	$(295,119)	$(72,375)	$1,521,304
Pre-tax distributable earnings / net income	$396,923	$7,132,455	$(7,132,455)	$45,961	$442,884
Total assets	$1,279,633	$24,621,638	$(2,387,773)	$169,075	$23,682,573

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

December 31, 2006 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust management fees*	$655
Adjust incentive income	(108,327)
Adjust income from the receipt of options	31,588
Other revenues*	3,709
Total adjustments	$(72,375)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(129,348)
Incentive income received from one private equity fund, no longer subject to contingent repayment	9,474
Incentive income accrued from one private equity fund, not subject to contingent repayment	12,000
Incentive income received from one private equity fund, not subject to contingent repayment	(453)
Reserve for clawback	—
		(108,327)
Adjust other income
Distributions of earnings from equity method investees**	(9,851)
Earnings from equity method investees**	77,353
Gains/losses on options in equity method investees, treated as derivatives	86,134
Adjust income from the receipt of options	31,588
		185,224
Adjust compensation expense		(15,947)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		(2,827)
Adjust income taxes		(12,162)
Total adjustments		$45,961

Adjustments from total segment assets to GAAP assets

Adjust equity investments from fair value	$(57,729)
Adjust equity investments from cost	70,848
Adjust investments gross of employee portion	122,920
Adjust option investments to intrinsic value	33,036
Total adjustments	$169,075

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

December 31, 2005 and the Year then Ended	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Fortress Unconsolidated Subtotal
Segment revenues
Management fees	$46,695	$19,463	$55,978	$50,507	$—	$172,643
Incentive income	133,230	12,412	114,353	73,230	—	333,225
Segment revenues – total	$179,925	$31,875	$170,331	$123,737	$—	$505,868
Pre-tax distributable earnings	$128,082	$9,118	$89,413	$57,417	$(13,740)	$270,290

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$505,868	$825,155	$(200,074)	$(87,550)	$1,043,399
Pre-tax distributable earnings/net income	$270,290	$3,304,206	$(3,304,206)	$(77,614)	$192,676

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

December 31, 2005 and the Year then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues

Adjust incentive income	$(91,187)
Adjust income from the receipt of options	2,310
Other revenues*	1,327
Total adjustments	$(87,550)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income

Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(83,745)
Incentive income received from one private equity fund, not subject to contingent repayment	(49,486)
Incentive income accrued from one private equity fund, not subject to contingent repayment	42,044
Reserve for clawback	—
		(91,187)
Adjust other income
Distributions of earnings from equity method investees**	(13,652)
Earnings from equity method investees**	25,849
Gains/losses on options in equity method investees, treated as derivatives	6,068
Adjust income from the receipt of options	2,310
		20,575
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		2,014
Adjust income taxes		(9,016)
Total adjustments		$(77,614)

**	This adjustment relates to all of the Castles and private equity Fortress Funds in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

Fortress earned revenues predominantly from its contracts with, and investments in, U.S.-based Fortress Funds. Prior to the deconsolidation on March 31, 2007 (Note 1), a portion of Fortress’s consolidated GAAP revenues (13% in 2006 and 9% in 2005, with no individual country exceeding 6% in either year) were earned from consolidated fund investments in other countries.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

Year Ended December 31,	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Total
2007	$1,004	$834	$2,502	$2,673	$1,441	$8,454
2006	727	742	1,854	2,190	1,305	6,818
2005	91	222	380	578	996	2,267

12.	SUBSEQUENT EVENTS

In 2008, Fortress made an additional $100 million commitment to Fortress private equity Fund V. Fortress’s affiliates, including employees and the Principals, made additional commitments to this fund of $67.3 million at the same time.

In January and February 2008, Fortress borrowed the full remaining amount available under its delayed term loan facility (Note 5) of $450 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

13.	PRO FORMA FINANCIAL INFORMATION (Unaudited)

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the consolidated and combined financial statements of Fortress to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma balance sheet information as of December 31, 2006 has been prepared as if this transaction had occurred on December 31, 2006. The unaudited pro forma statement of operations and statement of cash flows information for the year ended December 31, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

The primary effects of the deconsolidation transaction on Fortress’s financial position, results of operations and liquidity were the following:

•	Fortress no longer records on its balance sheet and statement of operations the gross assets, liabilities, revenues, expenses and other income of the deconsolidated Fortress Funds, along with the related interests of the fund investors in the equity and net income of these funds.

•	Fortress reflects its investment in these funds on its balance sheet using the equity method of accounting, rather than eliminating the investment in consolidation.

•	Fortress includes the management fees and incentive income earned from these funds on its statement of operations, rather than eliminating the revenue in consolidation.

•	Fortress records its equity in the income of these funds using the equity method of accounting. However, it will not record any equity in income arising from incentive income arrangements to the extent that the incentive income is subject to contingent repayment until the contingency is resolved. Therefore, Fortress no longer needs to record deferred incentive income with respect to these funds for incentive income that is not yet distributed.

•	Fortress also removed the cash flow activities of the deconsolidated funds from its statement of cash flows and replaced them with its cash contributions to and distributions from the deconsolidated funds, which previously were eliminated in consolidation. This did not have any effect on Fortress’s overall net change in cash for the period; however, it did result in significant changes to Fortress’s operating, investing and financing cash flow categories.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$414,166	$53,072	$467,238
Incentive income from affiliates	442,892	211,682	654,574
Other revenues	69,927	(3,232)	66,695
Interest and dividend income – investment company holdings	309,030	(309,030)	—
	1,236,015	(47,508)	1,188,507
Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	34,313	—	34,313
Compensation and benefits	658,815	(9,805)	649,010
Principals’ agreement compensation	852,956	—	852,956
General, administrative and other	99,885	(22,024)	77,861
Depreciation and amortization	8,454	—	8,454
	1,787,043	(164,449)	1,622,594
Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	(2,037)	—	(2,037)
Net realized gains from affiliate investments	145,449	—	145,449
Net unrealized gains (losses)	1,316	—	1,316
Net unrealized gains (losses) from affiliate investments	(253,888)	—	(253,888)
Earnings (losses) from equity method investees	(61,674)	3,231	(58,443)
	(818,311)	650,708	(167,603)
Income before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(1,369,339)	767,649	(601,690)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in income of consolidated subsidiaries	996,870	(460,615)	536,255
Income (loss) before income taxes	(65,435)	—	(65,435)
Income tax benefit (expense)	5,632	—	5,632
Net Income (Loss)	$(59,803)	$—	$(59,803)

The pro forma deconsolidated net gains (losses) disclosed above of ($109.2) million include approximately ($111.8) million of loss on Eurocastle options, $2.9 million of gains on deferred fee arrangements, ($3.6) million of impairment loss on Newcastle options, $1.0 million of gain on certain marketable equity securities which were purchased and sold in 2007, and $2.3 million of foreign exchange gains.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income (loss)	$(59,803)	$—	$(59,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,454	—	8,454
Other amortization and accretion	2,495	(483)	2,012
(Earnings) losses from equity method investees	61,674	(3,231)	58,443
Distributions of earnings from equity method investees	12,443	3,231	15,674
(Gains) losses from investments	756,637	(647,477)	109,160
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income, net	(359,269)	307,034	(52,235)
Principals’ and others’ interests in income of consolidated subsidiaries	(996,870)	460,615	(536,255)
Deferred tax expense	(29,748)	—	(29,748)
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	4,627	—	4,627
Equity-based compensation	985,425	—	985,425
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	56,376	65,445	121,821
Receivables from brokers and counterparties and other assets	(45,790)	32,131	(13,659)
Due to affiliates	(6,795)	8,594	1,799
Accrued compensation and benefits	178,074	(144)	177,930
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	97,978	(87,935)	10,043
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—
Net cash provided by (used in) operating activities	(1,209,423)	1,996,820	787,397
Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	—	(12,828)
Proceeds from sale of other loan and security investments	14,112	—	14,112
Contributions to equity method investees	(571,847)	(148,812)	(720,659)
Proceeds from sale of equity method investments	30,664	—	30,664
Distributions of capital from equity method investees	136,280	22,685	158,965
Cash received (paid) on settlement of derivatives	(4,632)	—	(4,632)
Purchase of fixed assets	(10,956)	125	(10,831)
Proceeds from disposal of fixed assets	2,587	—	2,587
Net cash used in investing activities	(416,620)	(126,002)	(542,622)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Financing Activities
Borrowings under debt obligations	2,159,070	(1,564,070)	595,000
Repayments of debt obligations	(2,061,525)	1,312,872	(748,653)
Payment of deferred financing costs	(7,087)	660	(6,427)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(70,444)	—	(70,444)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	3,183,771	(3,183,682)	89
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(1,972,010)	1,563,402	(408,608)
Net cash provided by (used in) financing activities	1,665,332	(1,870,818)	(205,486)
Net Increase in Cash and Cash Equivalents	39,289	—	39,289
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120
Cash and Cash Equivalents, End of Period	$100,409	$—	$100,409

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

14.	CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the year ended, December 31, 2007. The statement of operations and statement of cash flows are presented on a pro forma basis for the effects of the deconsolidation as described in Note 13.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The consolidating unaudited balance sheet information is as follows:

	As of December 31, 2007
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$97,279	$3,130	$—	$100,409
Due from affiliates	198,669	18,241	(18,241)	198,669
Other investments
Equity method investees	1,091,918	70,427	(70,427)	1,091,918
Options in affiliates	16,001	—	—	16,001
Deferred tax asset	4,950	506,254	—	511,204
Other assets	64,703	6,877	—	71,580
	$1,473,520	$604,929	$(88,668)	$1,989,781
Liabilities and Members’ Equity
Liabilities
Due to affiliates	$62,468	$393,266	$—	$455,734
Accrued compensation and benefits	269,324	—	—	269,324
Dividends payable	18,241	21,285	(18,241)	21,285
Other liabilities	36,332	397	—	36,729
Deferred incentive income	173,561	—	—	173,561
Other debt obligations payable	535,000	—	—	535,000
	1,094,926	414,948	(18,241)	1,491,633
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	75,197	(144)	232,970	308,023
Members’/Shareholders’ Equity (B)
Members’/Shareholders’ equity (B)	312,493	191,500	(312,493)	191,500
Accumulated other comprehensive income	(9,096)	(1,375)	9,096	(1,375)
	303,397	190,125	(303,397)	190,125
	$1,473,520	$604,929	$(88,668)	$1,989,781

(A)	Other than Fortress Operating Group
(B)	Represents shareholders’ paid-in capital and retained earnings in the last column.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The consolidating unaudited pro forma statement of operations information is as follows:

	Year Ended December 31, 2007
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$467,238	$—	$—	$467,238
Incentive income from affiliates	654,574	—	—	654,574
Other revenues	66,627	68	—	66,695
	1,188,439	68	—	1,188,507
Expenses
Interest expense	34,313	—	—	34,313
Compensation and benefits	649,010	—	—	649,010
Principals agreement compensation	852,956	—	—	852,956
General, administrative and other	77,861	—	—	77,861
Depreciation and amortization	8,454	—	—	8,454
	1,622,594	—	—	1,622,594
Other Income
Gains (losses) from investments
Net realized gains	(2,037)	—	—	(2,037)
Net realized gains from affiliate investments	145,449	—	—	145,449
Net unrealized gains (losses)	1,316	—	—	1,316
Net unrealized gains (losses) from affiliate investees	(253,888)	—	—	(253,888)
Earnings (losses) from equity method investees	(58,443)	(198,894)	198,894	(58,443)
	(167,603)	(198,894)	198,894	(167,603)
Income (Loss) Before Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(601,758)	(198,826)	198,894	(601,690)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	(8,296)	—	544,551	536,255
Income Before Income Taxes	(610,054)	(198,826)	743,445	(65,435)
Income tax benefit (expense)	4	5,628	—	5,632
Net Income	$(610,050)	$(193,198)	$743,445	$(59,803)

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

The consolidating unaudited pro forma statement of cash flows information is as follows:

	Year Ended December 31, 2007
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(610,050)	$(193,198)	$743,445	$(59,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,454	—	—	8,454
Other amortization and accretion	2,012	—	—	2,012
(Earnings) losses from equity method investees	58,443	198,894	(198,894)	58,443
Distributions of earnings from equity method investees	15,674	—	—	15,674
(Gains) losses from investments	109,160	—	—	109,160
Recognition of deferred incentive income	(156,326)	—	—	(156,326)
Deferred incentive income, net	(52,235)	—	—	(52,235)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	8,296	—	(544,551)	(536,255)
Deferred tax expense	(12,993)	(16,755)	—	(29,748)
Options received from affiliates	(2,006)	—	—	(2,006)
Assignments of options to employees	4,627	—	—	4,627
Equity-based compensation	985,425	—	—	985,425
Cash flows due to changes in
Due from affiliates	121,821	—	—	121,821
Receivables from brokers and counterparties and other assets	8,836	(22,495)	—	(13,659)
Due to affiliates	1,799	—	—	1,799
Accrued compensation and benefits	177,930	—	—	177,930
Deferred incentive income	142,041	—	—	142,041
Due to brokers and counterparties and other liabilities	(7,646)	17,689	—	10,043
Net cash provided by (used in) operating activities	803,262	(15,865)	—	787,397
Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	—	—	(12,828)
Proceeds from sale of other loan and security investments	14,112	—	—	14,112
Contributions to equity method investees	(720,659)	(1,540,669)	1,540,669	(720,659)
Proceeds from sale of equity method investments	30,664	—	—	30,664
Distributions of capital from equity method investees	158,965	75,626	(75,626)	158,965
Cash received on settlement of derivatives	(4,632)	—	—	(4,632)
Purchase of fixed assets	(10,831)	—	—	(10,831)
Proceeds from disposal of fixed assets	2,587	—	—	2,587
Net cash used in investing activities	(542,622)	(1,465,043)	1,465,043	(542,622)
Cash Flows From Financing Activities
Borrowings under debt obligations	595,000	—	—	595,000
Repayments of debt obligations	(748,653)	—	—	(748,653)
Payment of deferred financing costs	(6,427)	—	—	(6,427)
Issuance of Class A shares to Nomura	—	888,000	—	888,000
Issuance of Class A shares in initial public offering	—	729,435	—	729,435
Costs related to initial public offering	—	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(348,222)	(56,631)	334,409	(70,444)
Capital contributions	652,669	—	(652,669)	—
Fortress Operating Group capital distributions to Principals	(219,112)	—	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	—	(888,000)	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries – contributions	89	—	—	89
Principals’ and others’ interests in equity of consolidated subsidiaries – distributions	(149,825)	—	(258,783)	(408,608)
Net cash provided by (used in) financing activities	(224,481)	1,484,038	(1,465,043)	(205,486)
Net Increase in Cash and Cash Equivalents	36,159	3,130	—	39,289
Cash and Cash Equivalents, Beginning of Period	61,120	—	—	61,120
Cash and Cash Equivalents, End of Period	$97,279	$3,130	$—	$100,409

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

15.	SUPPLEMENTAL QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2007
Total revenues	$416,330	$268,119	$247,282	$304,284	$1,236,015
Total expenses	(541,744)	(462,940)	(360,678)	(421,681)	(1,787,043)
Total other income (loss)	(640,560)	(21,786)	(88,914)	(67,051)	(818,311)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(765,974)	(216,607)	(202,310)	(184,448)	(1,369,339)
Deferred incentive income	307,034	—	—	—	307,034
Principals’ and others’ interests in income
of consolidated subsidiaries	535,530	166,485	152,534	142,321	996,870
Income tax benefit (expense)	(14,447)	(5,009)	12,219	12,869	5,632
Net Income (Loss)	$62,143	$(55,131)	$(37,557)	$(29,258)	$(59,803)
	Jan 1 through Jan 16				Jan 1 through Jan 16
Earnings Per Unit – Fortress Operating Group
Net income per Fortress Operating Group unit	$0.36				$0.36
Weighted average number of Fortress Operating Group units outstanding	367,143,000				367,143,000
	Jan 17 through Mar 31				Jan 17 through Dec 31
Earnings Per Class A Share – Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.87)	$(0.59)	$(0.41)	$(0.32)	$(2.14)
Net income (loss) per Class A share, diluted	$(0.87)	$(0.66)	$(0.52)	$(0.43)	$(2.14)
Weighted average number of Class A shares outstanding, basic	82,256,078	94,894,636	94,894,636	94,894,636	92,214,827
Weighted average number of Class A shares outstanding, diluted	82,256,078	406,966,186	406,966,186	406,966,186	92,214,827

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(dollars in tables in thousands, except share data)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2006
Total revenues	$344,692	$353,608	$335,168	$487,836	$1,521,304
Total expenses	(233,387)	(268,414)	(271,097)	(344,385)	(1,117,283)
Total other income	1,001,197	473,522	1,305,320	3,992,670	6,772,709
Income (Loss) Before Deferred Incentive
Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	1,112,502	558,716	1,369,391	4,136,121	7,176,730
Deferred incentive income	(151,706)	(109,701)	(214,248)	(590,482)	(1,066,137)
Principals’ and others’ interests in income of consolidated subsidiaries	(825,372)	(489,164)	(1,088,810)	(3,251,838)	(5,655,184)
Income tax expense	(5,144)	(2,126)	(1,628)	(3,627)	(12,525)
Net Income (Loss)	$130,280	$(42,275)	$64,705	$290,174	$442,884
Net Income per Fortress Operating
Group unit	$0.35	$(0.11)	$0.18	$0.79	$1.21
Weighted average number of Fortress Operating Group units outstanding	367,143,000	367,143,000	367,143,000	367,143,000	367,143,000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A (T).    Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

By:    /s/ Wesley R. Edens

Wesley R. Edens
Chairman of the Board

By:    /s/ Daniel N.Bass

Daniel N. Bass
Chief Financial Officer

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Acts) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

On March 24, 2008, our board of directors approved the Third Amended and Restated Limited Liability Company Agreement of the Company (the ‘‘LLC Agreement’’) to reflect minor changes to certain provisions. Section 4.2(c) of the agreement has been amended to give our board of directors sole discretion to determine (for federal income tax purposes) the appropriate conventions and methods for the determination of items of Company income, gain, loss, and deduction and the allocation of such items among shareholders and between transferors and transferees under the LLC Agreement and pursuant to the Code and the regulations and rulings thereunder. Section 7.2(a) of the LLC Agreement has been amended to provide that the Company may make the election under Section 754 of the Code. Prior to this amendment and restatement of the LLC Agreement, the LLC Agreement provided that the Company shall make such election.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption ‘‘PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS’’ in our definitive proxy statement for the 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2007 (our ‘‘2008 Proxy Statement’’). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2008 Proxy Statement under the caption ‘‘CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.’’ Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2008 Proxy Statement under the caption ‘‘OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance’’ and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under ‘‘Investor Relations — Governance Documents’’) that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our chief accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11.    Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2008 Proxy Statement under the captions ‘‘DIRECTOR COMPENSATION’’ and ‘‘EXECUTIVE COMPENSATION,’’ respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2008 Proxy Statement under the caption ‘‘OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,’’ and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2007. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders: Fortress Investment Group LLC 2008 Omnibus Equity Compensation Plan	97,296	52,534,503	62,368,201
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)	All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.

(B)	Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. Accordingly, on January 1, 2008, no additional Class A shares were reserved for issuance under the Plan. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.    Certain Relationships and Related Transactions, Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2008 Proxy Statement under the caption ‘‘CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,’’ and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2008 Proxy Statement under the caption ‘‘PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,’’ and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2007 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2008 Proxy Statement under the caption ‘‘PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,’’ and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2008 Proxy Statement under the caption ‘‘PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,’’ and is incorporated herein by reference.

PART IV

Item 15.    Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:

See ‘‘Financial Statements and Supplementary Data.’’

Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant.

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.25	Employment Agreement by and between David Brooks and the Registrant.

10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).

10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC
March 26, 2008
By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Frederic Garonzik
Wesley R. Edens		Frederic Garonzik
Chief Executive Officer		Director
March 26, 2008		March 26, 2008
By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
Daniel N. Bass		Richard N. Haass
Chief Financial Officer		Director
March 26, 2008		March 26, 2008
By:	/s/ Jonathan R. Brown	By:	/s/ Douglas L. Jacobs
Jonathan R. Brown		Douglas L. Jacobs
Chief Accounting Officer		Director
March 26, 2008		March 26, 2008
By:	/s/ Peter L. Briger, Jr	By:	/s/ Daniel H. Mudd
Peter L. Briger, Jr.		Daniel H. Mudd
Director		Director
March 26, 2008		March 26, 2008
By:	/s/ Robert I. Kauffman	By:	/s/ Howard Rubin
Robert I. Kauffman		Howard Rubin
Director		Director
March 26, 2008		March 26, 2008
By:	/s/ Randal A. Nardone	By:	/s/ Takumi Shibata
Randal A. Nardone		Takumi Shibata
Director		Director
March 26, 2008		March 26, 2008
By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director
March 26, 2008

Exhibit Index

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).
3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).
3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant.
4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).
4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).
4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).
10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).
10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).
10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).
10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).
10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).
10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).
10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).
10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).
10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).
10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).
10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).
10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).
10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).
10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).
10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).
10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).
10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).
10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).
10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).
10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).
10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).
10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).
10.25	Employment Agreement by and between David Brooks and the Registrant.
10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).
10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.