Form 10-Q
period 2008-03-31
Fortress Investment Group LLC
filed 2008-05-15
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A Shares: 94,604,805 outstanding as of May 6, 2008.

Class B Shares: 312,071,550 outstanding as of May 6, 2008.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:

	Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007	2

	Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2008	3

	Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2007	4

	Notes to Consolidated and Combined Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3.	Defaults upon Senior Securities	83

Item 4.	Submission of Matters to a Vote of Security Holders	83

Item 5.	Other Information	83

Item 6.	Exhibits	84

SIGNATURES		85

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

“Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the capital commitments or invested capital (or NAV, if lower) of our private equity funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with funds raised after March 2006 includes the mark-to-market value of public securities held within the funds;

(ii)	the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our “Castles;”

(iii)	the net asset value, or “NAV,” of our hedge funds; and

(iv)	the NAV of our managed accounts, to the extent management fees are charged.

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

“Fortress,” “we,” “us,” “our,” and the “company” refer, (i) following the consummation of the reorganization and the Nomura transaction on January 17, 2007, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and, (ii) prior to the consummation of the reorganization and the Nomura transaction on January 17, 2007, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to March 31, 2007, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified. Effective March 31, 2007, all of our previously consolidated funds were deconsolidated. The financial statements contained herein represent consolidated financial statements of Fortress Investment Group LLC subsequent to the reorganization and combined financial statements of Fortress Operating Group, considered the predecessor, prior to the reorganization. See Part I, Item 1, “Financial Statements.”

“Fortress Funds” and “our funds” refers to the private investment funds and alternative asset companies that are managed by the Fortress Operating Group.

“Fortress Operating Group” refers to the combined entities, which were wholly-owned by the principals prior to the Nomura transaction and in each of which Fortress Investment Group LLC acquired an indirect controlling interest upon completion of the Nomura transaction.

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction own a majority of the Fortress Operating Group units and all of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings by Fortress and dispositions by the principals.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Cash and cash equivalents	$372,678	$100,409
Due from affiliates	52,088	198,669
Investments
Equity method investees	1,006,438	1,091,918
Options in affiliates	3,804	16,001
Deferred tax asset	508,380	511,204
Other assets	68,318	71,580

	$2,011,706	$1,989,781

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$88,306	$269,324
Due to affiliates	477,221	455,734
Dividends payable	21,285	21,285
Deferred incentive income	167,679	173,561
Debt obligations payable	800,000	535,000
Other liabilities	65,468	36,729

	1,619,959	1,491,633

Commitments and Contingencies

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	226,820	308,023

Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,597,646 shares issued and outstanding	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	424,566	384,700
Retained earnings (accumulated deficit)	(260,008)	(193,200)
Accumulated other comprehensive income (loss)	369	(1,375)

	164,927	190,125

	$2,011,706	$1,989,781

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Management fees from affiliates	$144,057	$43,287
Incentive income from affiliates	37,144	44,229
Other revenues (affiliate portion disclosed in Note 6)	19,679	19,784
Interest and dividend income - investment company holdings
Interest income	—	243,713
Interest income from controlled affiliate investments	—	4,707
Dividend income	—	7,436
Dividend income from controlled affiliate investments	—	53,174

	200,880	416,330

Expenses
Interest expense
Investment company holdings	—	132,620
Other	10,336	12,019
Compensation and benefits	127,019	217,517
Principals agreement compensation	237,367	138,274
General, administrative and other	16,570	39,305
Depreciation and amortization	2,436	2,009

	393,728	541,744

Other Income (Loss)
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	—	86,264
Net realized gains (losses) from controlled affiliate investments	—	715,024
Net unrealized gains (losses)	—	(19,928)
Net unrealized gains (losses) from controlled affiliate investments	—	(1,428,837)
Other investments
Net realized gains (losses)	1,613	1,789
Net realized gains (losses) from affiliate investments	247	136,041
Net unrealized gains (losses)	—	(280)
Net unrealized gains (losses) from affiliate investments	(29,817)	(130,828)
Earnings (losses) from equity method investees	(49,129)	195

	(77,086)	(640,560)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(269,934)	(765,974)
Deferred incentive income	—	307,034
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	208,269	535,530

Income (Loss) Before Income Taxes	(61,665)	76,590
Income tax benefit (expense)	(7,252)	(14,447)

Net Income (Loss)	$(68,917)	$62,143

Dividends declared per Class A share	$0.2250	$0.1674

Earnings Per Unit - Fortress Operating Group		January 1 through January 16
Net income per Fortress Operating Group unit		$0.36

Weighted average number of Fortress Operating Group units outstanding		367,143,000

Earnings Per Class A share - Fortress Investment Group		January 17 through March 31
Net income (loss) per Class A share, basic	$(0.74)	$(0.87)

Net income (loss) per Class A share, diluted	$(0.74)	$(0.87)

Weighted average number of Class A shares outstanding, basic	94,894,636	82,256,078

Weighted average number of Class A shares outstanding, diluted	406,966,186	82,256,078

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Shareholders’ Equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$(1,375)	$190,125
Director restricted share grant	—	—	35	—	—	35
Dividends declared	—	—	(21,285)	—	—	(21,285)
Capital increase related to equity-based compensation	—	—	61,788	—	—	61,788
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(672)	—	—	(672)
Cumulative effect adjustment - adoption of SFAS 159 (Note 3)	—	—	—	2,109	1,212	3,321
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(68,917)	—	(68,917)
Foreign currency translation	—	—	—	—	395	395
Comprehensive income (loss) from equity method investees	—	—	—	—	(5)	(5)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	142	142

Total comprehensive income (loss)						(68,385)

Shareholders’ Equity - March 31, 2008	94,597,646	312,071,550	$424,566	$(260,008)	$369	$164,927

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(68,917)	$62,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,436	2,009
Other amortization and accretion	628	797
(Earnings) losses from equity method investees	49,129	(195)
Distributions of earnings from equity method investees	3,252	753
(Gains) losses from investments	27,957	640,755
Deferred incentive income	(31,959)	(307,034)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(208,269)	(535,530)
Deferred tax (benefit) expense	279	3,116
Options received from affiliates	—	(811)
Assignments of options to employees	—	2,751
Equity-based compensation	265,792	173,479
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	—	(166,199)
Due from affiliates	104,038	264,551
Receivables from brokers and counterparties and other assets	5,839	(9,976)
Accrued compensation and benefits	(164,335)	(47,239)
Due to affiliates	11,446	(8,713)
Deferred incentive income	26,077	—
Due to brokers and counterparties and other liabilities	28,462	113,887
Investment company holdings
Purchases of investments	—	(5,105,865)
Proceeds from sale of investments	—	3,398,739

Net cash provided by (used in) operating activities	51,855	(1,518,582)

Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	—	317
Contributions to equity method investees	(70,215)	(9,378)
Distributions of capital from equity method investees	155,006	2,326
Cash received on settlement of derivatives	—	132
Purchase of fixed assets	(2,248)	(4,173)
Proceeds from disposal of fixed assets	53	—

Net cash provided by (used in) investing activities	82,596	(10,776)

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	1,574,070
Repayments of debt obligations	(185,000)	(1,657,872)
Payment of deferred financing costs	(61)	(706)
Issuance of Class A shares to Nomura	—	888,000
Issuance of Class A shares in initial public offering	—	729,435
Costs related to initial public offering	—	(76,766)
Dividends and dividend equivalents paid	(26,381)	(2,474)
Fortress Operating Group capital distributions to Principals	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	(888,000)
Principals’ and others’ interests in consolidated subsidiaries - contributions	—	3,183,727
Principals’ and others’ interests in consolidated subsidiaries - distributions	(100,740)	(1,709,555)

Net cash provided by (used in) financing activities	137,818	1,820,747

Net Increase (Decrease) in Cash and Cash Equivalents	272,269	291,389
Cash and Cash Equivalents, Beginning of Period	100,409	61,120

Cash and Cash Equivalents, End of Period	$372,678	$352,509

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million in 2007)	$9,462	$60,905

Cash paid during the period for income taxes	$1,109	$10,199

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$16,743	$12,930

Investments of receivable amounts into Fortress Funds	$42,782	$—

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$96,657	$27,484

Fortress Operating Group pre-IPO distributions of investments to Principals	$—	$196,764

Fortress Operating Group pre-IPO distributions of investments to employees	$—	$23,338

See Note 1 regarding the non-cash deconsolidation transaction

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress”) is a global alternative asset management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies (the “Fortress Funds”). Fortress generally makes principal investments in these funds.

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity funds:

a)	Funds which invest in debt and equity securities of public or privately held entities; and

b)	Publicly traded alternative investment vehicles that Fortress refers to as the “Castles,” which are companies that invest in operating real estate and real estate related loans and securities (debt and equity).

2)	Hedge funds:

a)	Liquid hedge funds, which invest in the global fixed income, commodities, currency and equity markets, and their related derivatives; and

b)	Hybrid hedge funds, which invest in undervalued, distressed and other less liquid investments, as well as investment funds managed by external managers.

3)	Principal investments in the above described funds.

The accompanying consolidated and combined financial statements include the following:

•

subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

•

prior to such reorganization and the inception of operations of Fortress Investment Group LLC, the accounts of eight affiliated entities under common control and management (“Fortress Operating Group” or the “predecessor”) and their respective consolidated subsidiaries. Each of the eight entities was owned either directly or indirectly by its members, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone, and Michael Novogratz (the “Principals”).

Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the “Transactions”) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

Nomura Transaction

In December 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation). On January 17, 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares of the Registrant for $888 million and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units, which then represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million.

Initial Public Offering (“IPO”)

On February 8, 2007, the Registrant completed an initial public offering of 39,428,900 of its Class A shares for net proceeds of approximately $652.7 million.

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

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds.

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the three months ended March 31, 2007 are presented with these funds on a consolidated basis. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

The accompanying consolidated and combined financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2007 and notes thereto included in Fortress’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated and combined financial statements for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2008	2007(A)
Private Equity
Funds
Management fees	$41,817	$26,664
Incentive income	34,640	206,440
Castles
Management fees	12,937	11,029
Management fees- options	—	811
Incentive income	12	3,688
Hedge Funds
Liquid Hedge Funds
Management fees	52,647	29,858
Incentive income	2,492	45,688
Hybrid Hedge Funds
Management fees	36,656	27,997
Incentive income	—	95
Total
Management fees	$144,057	$96,359
Incentive income	$37,144	$255,911

(A)	Presented on a pro forma basis (Note 12), as adjusted for the deconsolidation of the Fortress Funds as if it has occurred on January 1, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and has not been recognized for these funds during the three months ended March 31, 2008 and 2007. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $0.0 million and $45.6 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2008 and 2007, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized is included as “undistributed” deferred incentive income in the table below.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	March 31, 2008	December 31, 2007
Distributed - gross	$470,798	$444,721
Less: Recognized (A)	(303,119)	(271,160)

Distributed - unrecognized	$167,679	$173,561

Undistributed (B)	164,745	384,520

Total	$332,424	$558,081

(A)	All related contingencies have been resolved.
(B)	On a deconsolidated basis, subsequent to March 31, 2007, undistributed incentive income is no longer recorded and is not reflected on the balance sheet.

From inception to March 31, 2008, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $470.8 million of distributed incentive income. If the $164.7 million of undistributed incentive income were realized, Fortress would recognize and pay an additional $63.6 million of compensation expense.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2007	$173,561	$384,520	$558,081
Share of income (loss) of Fortress Funds	26,077	(219,775)	(193,698)
Recognition of previously deferred incentive income	(31,959)	—	(31,959)

Deferred incentive income as of March 31, 2008	$167,679	$164,745	$332,424

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2008	2007
Private equity funds	$1,398	$71,753
Castles	1,166	2,356
Liquid hedge funds	16,998	28,947
Hybrid hedge funds	2,055	19,518

Total	$21,617	$122,574

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following:

	March 31, 2008	December 31, 2007
Principals’ Fortress Operating Group units	$171,807	$232,826
Employee interests in majority owned and controlled fund advisor and general partner entities	54,427	75,062
Other	586	135

Total	$226,820	$308,023

This statement of operations caption was comprised of shares of consolidated net income related to the following, on a pre-tax basis:

	Three Months Ended March 31,
	2008 Actual	2007 Actual	2007 Pro Forma (A)
Principals’ Fortress Operating Group units	$(208,877)	$(77,642)	$(77,642)
Employee interests in majority owned and controlled fund advisor and general partner entities	139	2,842	2,842
Third party investors in Fortress Funds	—	(460,615)	—
Other	469	(115)	(115)

Total	$(208,269)	$(535,530)	$(74,915)

(A)	Presented on a pro forma basis (Note 12), as adjusted for the deconsolidation of the consolidated Fortress Funds as if it had occurred on January 1, 2007.

Private Equity Funds

In 2008, Fortress made an additional $100 million commitment to Fund V. Fortress’s affiliates, including employees and the Principals, made additional commitments to this fund of $67.3 million at the same time.

During the three months ended March 31, 2008, Fortress formed new private equity funds which had capital commitments as follows:

Fortress’s commitments	$10,076
Fortress’s affiliates’ commitments	10,000
Third party investors’ commitments	661,700

Total capital commitments	$681,776

Liquid Hedge Funds and Hybrid Hedge Funds

During the three months ended March 31, 2008, Fortress formed new hedge funds with net asset values as follows:

	March 31, 2008 NAV
	Liquid	Hybrid
Fortress (A)	$1,391	$—
Fortress’s affiliates	310,706	—
Third party investors	656,553	—

Total NAV	$968,650	$—

(A)	Includes a first quarter incentive income allocation of $0.5 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

3. INVESTMENTS IN EQUITY METHOD INVESTEES AND OTHER EQUITY INVESTMENTS

Fortress elected to record its investments in and options from Newcastle and Eurocastle at fair value pursuant to SFAS 159 (“The Fair Value Option For Financial Assets and Financial Liabilities”) beginning January 1, 2008. Fortress made this election to simplify its accounting for these publicly traded equity securities (and related options), which were previously recorded based on the equity method of accounting. As a result, Fortress recorded an aggregate increase to the carrying amounts of these assets of $22.9 million, which was recorded as a cumulative effect adjustment to retained earnings ($2.1 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.2 million). Fortress accounts for dividends received from these investments as dividend income, a component of Other Revenues.

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are recorded based on the equity method of accounting. Upon the deconsolidation of the consolidated Fortress Funds on March 31, 2007 (Note 1), these funds also became equity method investees. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities as described below. In addition, unconsolidated affiliates also hold an ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31, 2008	December 31, 2007	Three Months Ended March 31,
			2008	2007
Private equity funds, excluding NIH (A)	$655,290	$623,830	$(40,329)	$	(A	)
NIH	4,727	5,770	1,059		(181)
Newcastle (B)	8,473	3,184	N/A		729
Eurocastle (B)	12,058	11,799	N/A		(398)

Total private equity	680,548	644,583	(39,270)		150
Liquid hedge funds (A)	62,702	73,748	963		(A	)
Hybrid hedge funds (A)	260,707	371,310	(10,823)		(A	)
Other	2,481	2,277	1		45

	$1,006,438	$1,091,918	$(49,129)		$195

(A)	These entities were consolidated prior to March 31, 2007.
(B)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2008
	Private Equity Funds		Castles (A)		Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
	NIH	Other	Newcastle	Eurocastle
Investment, beginning	$5,770	$623,830	$3,184	$11,799	$73,748	$371,310	$2,277	$1,091,918
Earnings from equity method investees	1,059	(40,329)	N/A	N/A	963	(10,823)	1	(49,129)
Other comprehensive income from equity method investees	—	—	N/A	N/A	—	—	—	—
Contributions to equity method investees	—	68,806	N/A	N/A	43,727	261	203	112,997
Distributions of earnings from equity method investees	(2,102)	(180)	N/A	N/A	(1,011)	—	—	(3,293)
Distributions of capital from equity method investees	—	(240)	N/A	N/A	(54,725)	(100,041)	—	(155,006)

Total distributions from equity method investees	(2,102)	(420)	N/A	N/A	(55,736)	(100,041)	—	(158,299)

Sale of investments	—	—	—	—	—	—	—	—
Mark to fair value - January 1, 2008 (B)	N/A	N/A	10,110	12,762	N/A	N/A	N/A	22,872
Mark to fair value - during period (C)	N/A	N/A	(4,821)	(14,524)	N/A	N/A	N/A	(19,345)
Translation adjustment	—	3,403	—	2,021	—	—	—	5,424

Investment, ending	$4,727	$655,290	$8,473	$12,058	$62,702	$260,707	$2,481	$1,006,438

Ending balance of undistributed earnings	$1,369	$—	N/A	N/A	$1	$5,306	$1	$6,677

(A)	Fortress elected to record the investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.
(B)	Recorded as a cumulative effect adjustment to Retained Earnings.
(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH (C)		Newcastle Investment Holdings LLC (“NIH”)
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Assets	$16,290,470	$16,982,495	$309,751	$336,176
Liabilities	(3,136,409)	(3,445,658)	(224,918)	(230,457)

Equity	$13,154,061	$13,536,837	$84,833	$105,719

Fortress’s Investment	$655,290	$623,830	$4,727	$5,770

Ownership (A)	5.0%	4.6%	4.8%	4.8%

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$(1,154,619)	$(699,980)	$30,363	$(207)
Expenses	(110,510)	(49,185)	(7,398)	(3,587)

Net Income (Loss)	$(1,265,129)	$(749,165)	$22,965	$(3,794)

Fortress’s equity in net income (loss)	$(40,329)	$—	$1,059	$(181)

		(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007 (zero for the three months then ended).
(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for December 31, 2007 and the period then ended). Fortress’s cash invested in this entity totaled $41.5 million. It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Assets	$6,253,504	$8,037,770	$11,385,659	$10,713,687
Liabilities	(6,318,483)	(7,590,145)	(9,679,708)	(8,865,921)
Minority interest	—	—	(8)	(8)

Equity	$(64,979)	$447,625	$1,705,943	$1,847,758

Ownership, basic (A)	1.9%	1.9%	1.6%	1.6%

Ownership, diluted (A) (B)	4.7%	4.7%	9.8%	9.8%

Ownership by Fortress and affiliates, diluted (B)	15.5%	15.5%	29.3%	29.3%

Market value of shares owned (A) (C)	$8,473	$13,293	$12,058	$24,561

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$132,894	$162,216	$187,128	$144,580
Expenses	(99,871)	(129,730)	(216,792)	(169,757)
Other income (loss)	(70,239)	3,776	—	—
Discontinued operations	(3,688)	(71)	—	—
Preferred dividends	(3,375)	(2,515)	—	—

Net Income (Loss)	$(44,279)	$33,676	$(29,664)	$(25,177)

Fortress’s equity in net income (loss)	N/A	$729	N/A	$(398)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	Fully diluted ownership represents the percentage of outstanding common shares assuming that all options are exercised. Currently, all of the options are out of the money (that is, their strike price is below the current market price per share).
(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Hybrid Hedge Funds
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Assets	$9,816,162	$8,358,378	$12,083,501	$12,098,175
Liabilities	(79,552)	(67,483)	(4,081,160)	(4,493,901)
Minority Interest	—	—	(33,079)	(26,834)

Equity	$9,736,610	$8,290,895	$7,969,262	$7,577,440

Fortress’s Investment	$62,702	$73,748	$260,707	$371,310

Ownership (A)	0.6%	0.9%	3.3%	4.9%

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$106,405	$351,964	$(123,468)	$264,400
Expenses	(156,539)	(215,052)	(109,619)	(54,823)

Net Income	$(50,134)	$136,912	$(233,087)	$209,577

Fortress’s equity in net income (loss)	$963	$—	$(10,823)	$—

		(B )		(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007 (zero for the three months then ended).

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	March 31, 2008	December 31, 2007	Accounting Treatment
Newcastle options	$257	$5	Recorded at fair value
Eurocastle options	3,547	15,996	Recorded at fair value

	$3,804	$16,001

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the three months ended March 31, 2008 which caused a change in Fortress’s accounting.

The following table presents information as of March 31, 2008 regarding entities formed during the three months ended March 31, 2008 that were determined to be VIEs in which Fortress holds a variable interest:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment (A)
Private Equity Funds	$15,961	$73

(A)	Includes $40,000 of management fees receivable. Also represents Fortress’s maximum exposure to loss with respect to these entities.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	March 31, 2008 Fair Value	Valuation Method
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$20,531	Level 1 - Quoted prices in active markets for identical assets
Newcastle and Eurocastle options	$3,804	Level 2 - Lattice-based option valuation models using significant observable inputs

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

The following table presents information regarding Fortress’s debt obligations:

	Month Issued			Contractual Interest Rate		Final Stated Maturity	March 31, 2008
		Face Amount and Carrying Value					Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
Debt Obligation		March 31, 2008	December 31, 2007
Credit agreement (B)
Revolving debt (C)	May 2007	$—	$185,000	LIBOR + 0.65	% (D)	May 2012	0.00%	N/A
Term loan	May 2007	350,000	350,000	LIBOR + 0.65%		May 2012	3.52%	4.11
Delayed term loan (C)	May 2007	450,000	—	LIBOR + 0.65%		May 2012	3.79%	4.11

Total		$800,000	$535,000				3.67%	4.11

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 2.56%.
(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(C)	Approximately $189 million was undrawn and available under the revolving debt facility as of March 31, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized.
(D)	Subject to unused commitment fees of 0.20% per annum.

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

Fortress was in compliance with all of its debt covenants as of March 31, 2008.

Fortress’s debt agreement was amended subsequent to March 31, 2008 – see Note 11.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2008	2007
Current
Federal income tax	$2,654	$6,241
Foreign income tax	637	706
State and local income tax	3,682	4,384

	6,973	11,331

Deferred
Federal income tax expense (benefit)	1,291	5,982
Foreign income tax expense (benefit)	166	(514)
State and local income tax expense (benefit)	(1,178)	(2,352)

	279	3,116

Total	$7,252	$14,447

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets	$508,380	$511,204

Deferred tax liabilities (A)	$888	$891

(A)	Included in Other Liabilities

For the three months ended March 31, 2008, an estimated annual negative effective tax rate of (11.76%) was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders. For the three months ended March 31, 2008, a deferred income tax liability of $1.2 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.6 million was credited to additional paid in capital, related to dividend equivalent payments on RSU’s, which are currently deductible for income tax purposes.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the period ended March 31, 2008, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $3.8 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

6. RELATED PARTY TRANSACTIONS

Due from affiliates was comprised of the following:

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
March 31, 2008
Management fees and incentive income	$8,315	$12,828	$10,098	$—	$—	$31,241
Expense reimbursements	7,015	3,141	4,499	3,290	—	17,945
Dividends and distributions	—	732	—	—	—	732
Other	—	—	—	17	2,153	2,170

Total	$15,330	$16,701	$14,597	$3,307	$2,153	$52,088

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
December 31, 2007
Management fees and incentive income	$1,733	$45,004	$40,751	$98,197	$—	$185,685
Expense reimbursements	1,307	2,051	3,074	3,487	—	9,919
Dividends and distributions	—	739	—	—	—	739
Other	—	—	—	1	2,325	2,326

Total	$3,040	$47,794	$43,825	$101,685	$2,325	$198,669

Due to affiliates was comprised of the following:

	March 31, 2008	December 31, 2007
Principals
-Tax receivable agreement - Note 5	$393,265	$393,265
- Distributable payable on Fortress Operating Group units	70,216	60,176
Other	13,740	2,293

	$477,221	$455,734

For the three months ended March 31, 2008 and 2007, Other Revenues included approximately $15.0 million and $10.2 million, respectively, of revenues from affiliates, primarily expense reimbursements. Dividend income from affiliates of approximately $0.7 million was recorded during the three months ended March 31, 2008.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the period ended March 31, 2008, these expenses, mainly related to subscriptions to market data services, approximated $5.3 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

7. EQUITY-BASED COMPENSATION

The following tables present information regarding equity-based compensation during the three months ended March 31, 2008.

	RSUs
	Employees		Non-Employees		Restricted Shares Issued to Directors
	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2007	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50
Issued	215,620	6.96	98,020	12.00	—	—
Forfeited	(1,258,374)	18.70	(205,497)	14.54	—	—

Outstanding as of March 31, 2008 (B)	42,172,781	$16.63	9,211,491	$15.20	97,296	$18.50

Expense incurred (B)
Employee RSUs			$26,572
Non-Employee RSUs			(10)
Restricted Shares			149
LTIP			1,714

Total equity-based compensation expense			$28,425

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of March 31, 2008 for awards granted to non-employees was $8.67.
(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $628.9 million, with a weighted average recognition period of 4.9 years.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the three months ended March 31, 2008 from equity-based compensation arrangements of $265.8 million, $61.8 million increased Fortress’s paid-in capital, as reflected in the Statement of Shareholders’ Equity, and $204.0 million increased Principals’ interests in equity of consolidated subsidiaries, corresponding to the Principals’ interest in the equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

As a result of Fortress’s reorganization in January 2007 (Note 1), Fortress has calculated its earnings per share for two different periods within the three months ended March 31, 2007. For the first period, prior to the reorganization on January 17, 2007, the calculation is based on the income and outstanding units of Fortress Operating Group, which were owned by the Principals, as if such units had been outstanding from the beginning of the period. For the second period, subsequent to the reorganization and commencement of operations of the Registrant, the calculation is based on the consolidated income of Fortress from January 17, 2007 through March 31, 2007 and the Class A shares outstanding for such period.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2008
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,350	94,500,350
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286
Fortress Operating Group units exchangeable into Fortress Investment Group LLC
Class A shares (1)	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	94,894,636	406,966,186

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(68,917)	$(68,917)
Dividend equivalents declared on non-vested restricted Class A share units	(1,117)	(1,117)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating
Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(233,023)

Net income (loss) available to Class A shareholders	$(70,034)	$(303,057)

Weighted average shares outstanding	94,894,636	406,966,186

Basic and diluted net income (loss) per Class A share	$(0.74)	$(0.74)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding for the periods from January 17, 2007 through March 31, 2007 and the three months ended March 31, 2008 were 17,394,787 and 27,817,295 share units, respectively.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,		As of March 31, 2008	As of December 31, 2007
	2008	2007
Class A shares	94,500,350	67,624,013	94,500,350	94,500,350
Restricted Class A share units (A)	394,286	8,762	394,286	394,286
Restricted Class A shares	97,296	55,134	97,296	97,296
Restricted Class A share units	23,765,492	13,721,365	23,549,636	23,906,779
Fortress Operating Group units	312,071,550	321,862,030	312,071,550	312,071,550

Total	430,828,974	403,271,304	430,613,118	430,970,261

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Dividends and distributions during the three months ended March 31, 2008 are summarized as follows:

	Declared in Prior Year, Paid Current Year	Current Year
		Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$21,285	$—	$21,285	$21,285
Dividend equivalents on restricted Class A share units (A)	5,428	—	5,387	5,387
Distributions to Fortress Operating Group unit holders (Principals)	60,176	3,030	70,216	73,246

Total distributions	$86,889	$3,030	$96,888	$99,918

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2007.

Private Equity Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $176.9 million as of March 31, 2008. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in New York, Atlanta, Chicago, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, Munich, New Canaan, Rome, San Diego, San Francisco, Sydney, Tokyo and Toronto.

Minimum future rent payments under these leases is as follows:

April 1, 2008 to December 31, 2008	$13,210
2009	17,828
2010	13,798
2011	8,973
2012	6,206
2013	5,643
Thereafter	17,214

Total	$82,872

Rent expense recognized on a straight-line basis during the three months ended March 31, 2008 and 2007 was $4.8 million and $3.6 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2008, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (“FIG”). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which FIG is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, Fortress filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety, and granted the plaintiffs a period of 30 days from April 30, 2008 in which to file an amended complaint. Fortress believes that the resolution of this action will not have a material adverse effect on its financial condition, liquidity or results of operations.

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

MARCH 31, 2008

(dollars in tables in thousands, except share data)

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following five primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, and (v) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying investment strategies. Due to the increased significance of the principal investments segment, it has been disaggregated from the other segments in this period and for all periods presented.

“Distributable earnings” for the existing Fortress businesses is equal to net income adjusted as follows:

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

a.	for equity method investments in the Castles (prior to 2008) and private equity funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds,

d.	subtracting unrealized gains (or adding unrealized losses) from the Castles subsequent to the election of SFAS 159,

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

Total segment assets are equal to total GAAP assets adjusted for:

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated		Fortress Subtotal
March 31, 2008 and the Three Months Then Ended
Segment revenues
Management fees	$41,780	$13,694	$52,719	$36,844	$—	$—		$145,037
Incentive income	28,741	12	2,695	425	—	—		31,873

Segment revenues - total	$70,521	$13,706	$55,414	$37,269	$—	$—		$176,910

Pre-tax distributable earnings	$49,944	$4,276	$14,731	$2,048	$(13,330)	$38		$57,707

Total segment assets	$9,717	$18,176	$5,575	$12,912	$1,393,979	$581,650		$2,022,009

						(A	)

			Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues			$176,910	$23,970	$200,880

Pre-tax distributable earnings / net income			$57,707	$(126,624)	$(68,917)

Total assets			$2,022,009	$(10,303)	$2,011,706

(A)	Unallocated assets include deferred tax assets of $508.4 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

March 31, 2008 and the Three Months Then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$163
Adjust incentive income	5,899
Adjust income from the receipt of options	—
Other revenues*	17,908

Total adjustments	$23,970

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(26,077)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	31,959
Incentive income received from private equity funds, not subject to contingent repayment	17
Incentive income received from hedge funds, subject to annual performance achievement	—
Reserve for clawback	—

		5,899

Adjust other income
Distributions of earnings from equity method investees**	(365)
Earnings (losses) from equity method investees**	(40,642)
Gains (losses) on options in equity method investees, treated as derivatives	(12,493)
Unrealized gains (losses) on Castles	(17,324)
Adjust income from the receipt of options	—

		(70,824)

Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(35,601)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	9,648
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(4)

		(25,957)

Adjust Principals’ equity-based compensation expense		(237,367)
Adjust Principals’ interests related to Fortress Operating Group units		208,877
Adjust income taxes		(7,252)

Total adjustments		$(126,624)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—
Adjust equity investments from cost	(64,827)
Adjust investments gross of employee portion	50,720
Adjust option investments to intrinsic value	3,804

Total adjustments	$(10,303)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended March 31, 2007

Segment revenues
Management fees	$26,764	$10,905	$30,941	$29,013	$—	$—	$97,623
Incentive income	190,298	3,688	45,279	46,105	—	—	285,370

Segment revenues - total	$217,062	$14,593	$76,220	$75,118	$—	$—	$382,993

Pre-tax distributable earnings	$138,773	$5,055	$30,516	$31,780	$15,991	$(2,534)	$219,581

			Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues			$382,993	$317,114	$(269,607)	$(14,170)	$416,330

Pre-tax distributable earnings / net income			$219,581	$(326,375)	$326,375	$(157,438)	$62,143

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2007

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees *	$—
Adjust incentive income	(29,417)
Adjust income from the receipt of options	811
Other revenues*	14,436

Total adjustments	$(14,170)

*	Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(138,822)
Incentive income received from private equity funds, not subject to contingent repayment	(51,476)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	206,440
Incentive income received from hedge funds, subject to annual performance achievement	(45,559)
Reserve for clawback	—

		(29,417)

Adjust unrealized gains and earnings from equity method investees
Distributions of earnings from equity method investees**	(9,893)
Earnings (losses) from equity method investees**	(11,150)
Gains (losses) on options in equity method investees, treated as derivatives	5,150

		(15,893)
Adjust income from the receipt of options		811
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment		569
Adjust employee equity-based compensation expense		(38,429)
Adjust Principals’ equity-based compensation expense		(138,274)
Adjust Principals’ interests related to Fortress Operating Group units		77,642
Adjust income taxes		(14,447)

Total adjustments		$(157,438)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Total
Three Months Ended March 31,
2008	$259	$192	$728	$772	$485	$2,436

2007	$239	$214	$580	$576	$400	$2,009

11. SUBSEQUENT EVENTS

On April 17, 2008, Fortress entered into an amendment to its credit agreement (Note 4). The amendment, among other things, (i) permits Fortress to issue an unlimited amount of subordinated indebtedness with specified terms so long as 40% of the net proceeds are used repay amounts outstanding under the credit agreement, (ii) increased the applicable rate on Eurodollar loans and letters of credit by 20 basis points (making the current rate LIBOR plus 0.85%) and the undrawn commitment fee by 5 basis points (making the current fee 0.25%), (iii) added an amortization schedule requiring Fortress to repay $100 million of amounts outstanding under the agreement each year during the next three years (with the first payment due on January 15, 2009), (iv) modified the financial covenants by (a) replacing the EBITDA-based financial covenant with a Consolidated Leverage Ratio covenant, (b) increasing the minimum amount of management fee earning assets by $3 billion to $21.5 billion (which minimum amount increases annually by $500 million) and (c) eliminating the annual $50 million increase in required minimum investment assets, and (v) revised various definitions and clarified terms with respect to swap providers who are lenders under the agreement.

In April 2008, we granted interests in 31 million FOG units to a senior employee. In connection with the grant of interests, the employee will receive partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The interests will vest into full capital interests in FOG units over time, subject to continued employment with Fortress, on terms to be determined. In connection with this grant, we have reduced the employee’s profit sharing interests in various Fortress Funds.

12. PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma statement of operations and statement of cash flows information for the three months ended March 31, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Three Months Ended March 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$43,287	$53,072	$96,359
Incentive income from affiliates	44,229	211,682	255,911
Other revenues	19,784	(3,232)	16,552
Interest and dividend income - investment company holdings	309,030	(309,030)	—

	416,330	(47,508)	368,822

Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	12,019	—	12,019
Compensation and benefits	217,517	(9,805)	207,712
Principals agreement compensation	138,274	—	138,274
General, administrative and other	39,305	(22,024)	17,281
Depreciation and amortization	2,009	—	2,009

	541,744	(164,449)	377,295

Other Income (Loss)
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains (losses)	1,789	—	1,789
Net realized gains (losses) from affiliate investments	136,041	—	136,041
Net unrealized gains (losses)	(280)	—	(280)
Net unrealized gains (losses) from affiliate investments	(130,828)	—	(130,828)
Earnings (losses) from equity method investees	195	3,231	3,426

	(640,560)	650,708	10,148

Income (Loss) before Deferred Incentive Income, Principals’ and Others’
Interests in Income of Consolidated Subsidiaries and Income Taxes	(765,974)	767,649	1,675
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	535,530	(460,615)	74,915

Income (Loss) Before Income Taxes	76,590	—	76,590
Income tax (benefit) expense	(14,447)	—	(14,447)

Net Income (Loss)	$62,143	$—	$62,143

Total comprehensive income for this period was calculated as follows:

Comprehensive income
Net income			$62,143
Foreign currency translation			(20)
Net unrealized (loss) on derivatives designated as cash flow hedges			(4)
Comprehensive income (loss) from equity method investees			(1,720)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries			(166)

Total comprehensive income			$60,233

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Three Months Ended March 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income (loss)	$62,143	$—	$62,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,009	—	2,009
Other amortization and accretion	797	(483)	314
(Earnings) losses from equity method investees	(195)	(3,231)	(3,426)
Distributions of earnings from equity method investees	753	3,231	3,984
(Gains) losses from investments	640,755	(647,477)	(6,722)
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income, net	(307,034)	307,034	—
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(535,530)	460,615	(74,915)
Deferred tax (benefit) expense	3,116	—	3,116
Options received from affiliates	(811)	—	(811)
Assignments of options to employees	2,751	—	2,751
Equity-based compensation	173,479	—	173,479
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	264,551	65,445	329,996
Receivables from brokers and counterparties and other assets	(9,976)	32,131	22,155
Accrued compensation and benefits	(47,239)	(144)	(47,383)
Due to affiliates	(8,713)	8,594	(119)
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	113,887	(87,935)	25,952
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—

Net cash provided by (used in) operating activities	(1,518,582)	1,996,820	478,238

Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(9,378)	(148,812)	(158,190)
Distributions of capital from equity method investees	2,326	22,685	25,011
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(4,173)	125	(4,048)

Net cash used in investing activities	(10,776)	(126,002)	(136,778)

Cash Flows From Financing Activities
Borrowings under debt obligations	1,574,070	(1,564,070)	10,000
Repayments of debt obligations	(1,657,872)	1,312,872	(345,000)
Payment of deferred financing costs	(706)	660	(46)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends paid	(2,474)	—	(2,474)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in consolidated subsidiaries - contributions	3,183,727	(3,183,682)	45
Principals’ and others’ interests in consolidated subsidiaries - distributions	(1,709,555)	1,563,402	(146,153)

Net cash provided by (used in) financing activities	1,820,747	(1,870,818)	(50,071)

Net Increase in Cash and Cash Equivalents	291,389	—	291,389
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120

Cash and Cash Equivalents, End of Period	$352,509	$—	$352,509

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

NOTE 13 – CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended, March 31, 2008.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of March 31, 2008
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$353,804	$18,874	$—	$372,678
Due from affiliates	52,088	3,369	(3,369)	52,088
Investments
Equity method investees	1,006,438	57,820	(57,820)	1,006,438
Options in affiliates	3,804	—	—	3,804
Deferred tax asset	5,972	502,408	—	508,380
Other assets	65,316	3,002	—	68,318

	$1,487,422	$585,473	$(61,189)	$2,011,706

Liabilities and Shareholders’ Equity

Liabilities
Accrued compensation and benefits	$88,306	$—	$—	$88,306
Due to affiliates	83,955	393,266	—	477,221
Dividends payable	3,369	21,285	(3,369)	21,285
Deferred incentive income	167,679	—	—	167,679
Debt obligations payable	800,000	—	—	800,000
Other liabilities	65,220	102	146	65,468

	1,208,529	414,653	(3,223)	1,619,959
Commitments and Contingencies Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	55,015	5,893	165,912	226,820

Shareholders’ Equity
Paid-in capital	793,061	424,566	(793,061)	424,566
Retained earnings (accumulated deficit)	(573,237)	(260,008)	573,237	(260,008)
Accumulated other comprehensive income (loss)	4,054	369	(4,054)	369

	223,878	164,927	(223,878)	164,927

	$1,487,422	$585,473	$(61,189)	$2,011,706

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$144,057	$—	$—	$144,057
Incentive income from affiliates	37,144	—	—	37,144
Other revenues	19,665	14	—	19,679

	200,866	14	—	200,880

Expenses
Interest expense	10,336	—	—	10,336
Compensation and benefits	127,019	—	—	127,019
Principals agreement compensation	237,367	—	—	237,367
General, administrative and other	16,570	—	—	16,570
Depreciation and amortization	2,436	—	—	2,436

	393,728	—	—	393,728

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	1,613	—	—	1,613
Net realized gains (losses) from affiliate investments	247	—	—	247
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(29,817)	—	—	(29,817)
Earnings (losses) from equity method investees	(49,129)	(63,311)	63,311	(49,129)

	(77,086)	(63,311)	63,311	(77,086)

Income (Loss) Before Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(269,948)	(63,297)	63,311	(269,934)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	(608)	—	208,877	208,269

Income Before Income Taxes	(270,556)	(63,297)	272,188	(61,665)
Income tax benefit (expense)	(1,632)	(5,620)	—	(7,252)

Net Income (Loss)	$(272,188)	$(68,917)	$272,188	$(68,917)

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2008

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(272,188)	$(68,917)	$272,188	$(68,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,436	—	—	2,436
Other amortization and accretion	628	—	—	628
(Earnings) losses from equity method investees	49,129	63,311	(63,311)	49,129
Distributions of earnings from equity method investees	3,252	—	—	3,252
(Gains) losses from investments	27,957	—	—	27,957
Deferred incentive income, net	(31,959)	—	—	(31,959)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	608	—	(208,877)	(208,269)
Deferred tax (benefit) expense	(1,057)	1,336	—	279
Equity-based compensation	265,792	—	—	265,792
Cash flows due to changes in
Due from affiliates	104,038	—	—	104,038
Other assets	(15)	5,854	—	5,839
Accrued compensation and benefits	(164,335)	—	—	(164,335)
Due to affiliates	11,446	—	—	11,446
Deferred incentive income	26,077	—	—	26,077
Other liabilities	30,093	(1,631)	—	28,462

Net cash provided by (used in) operating activities	51,902	(47)	—	51,855

Cash Flows From Investing Activities
Contributions to equity method investees	(70,215)	—	—	(70,215)
Distributions of capital from equity method investees	155,006	37,076	(37,076)	155,006
Purchase of fixed assets	(2,248)	—	—	(2,248)
Proceeds from disposal of fixed assets	53	—	—	53

Net cash provided by (used in) investing activities	82,596	37,076	(37,076)	82,596

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	—	—	450,000
Repayments of debt obligations	(185,000)	—	—	(185,000)
Payment of deferred financing costs	(61)	—	—	(61)
Dividends and dividend equivalents paid	(105,378)	(21,285)	100,282	(26,381)
Principals’ and others’ interests in consolidated subsidiaries - distributions	(37,534)	—	(63,206)	(100,740)

Net cash provided by (used in) financing activities	122,027	(21,285)	37,076	137,818

Net Increase (Decrease) in Cash and Cash Equivalents	256,525	15,744	—	272,269
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$353,804	$18,874	$—	$372,678

(A)	Other than Fortress Operating Group

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated and combined financial statements and the related notes (referred to as “consolidated financial statements” or “historical consolidated financial statements”) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the three months ended March 31, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, “Financial Statements – Pro Forma Financial Information.”

General

Our Business

Fortress is a leading global alternative asset manager with approximately $34.2 billion in AUM as of March 31, 2008. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of March 31, 2008, we managed alternative assets in two core businesses:

Private Equity Funds  —  a business that manages approximately $16.5 billion of AUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Hedge Funds  —  a business that manages approximately $17.7 billion of AUM comprised of two business segments; (i) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

In addition, we treat our principal investments in these funds as a distinct business segment.

Managing Business Performance

We conduct our management and investment business through the following five primary segments: (i) private equity funds, (ii) Castles (iii) liquid hedge funds, (iv) hybrid hedge funds, and (v) principal investments in those funds as well as cash that is available to be invested. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments.

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

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

Public Company Surplus

Our private equity funds have sponsored the initial public offerings of six portfolio companies since 2004 and have invested in one of the Castles, whose initial public offering was sponsored directly by us. Our funds’ investments (including those of our hedge funds) in these public companies include net unrealized gains based on their respective stock prices as of March 31, 2008. Our share of those profits, which we call our private equity unrealized “public company surplus,” represents Fortress’s unrealized potential incentive income in respect of these investments. This potential incentive income is not reflected currently in our revenues. The periods in which such incentive income will be realized on a distributable earnings basis will be a function of our decisions regarding the timing of realization of fund investments in our portfolio companies, with actual amounts, which may be significantly more or less than the amounts presented below, a function of market conditions at those times.

	March 31, 2008
Portfolio Company	IPO Date	Shares Owned(1)	Price Per Share (2)	Market Value(3)
		(in thousands)		(dollars in thousands)
Gatehouse Media (NYSE: GHS)	10/06	22,050	$5.84	$128,772
GAGFAH (FSE: GFJ)	10/06	150,320	€11.88	2,819,417
Aircastle Limited (NYSE: AYR)	8/06	25,326	$11.25	284,921
Brookdale Senior Living (NYSE: BKD)	11/05	61,268	$23.90	1,464,315
Mapeley Limited (LSE: MAY)	6/05	16,823	£14.15	472,207
Eurocastle Investment Ltd (ENXT: ECT)	N/A	8,571	€7.60	102,848

Potential Proceeds				$5,272,480
Cost Basis (including debt) as of March 31, 2008				4,493,045

Total Potential Unrealized Gains (4)				$779,435
Incentive Income Paying %				81.51%
Incentive Income Eligible Dollars				$635,291
Maximum Eligible Incentive Income %				20.00%
Total Potential Incentive Income				$127,058
Fortress Retained % of Incentive Income (5)				63.73%
Potential Incentive Income to Fortress Operating Group (unrealized public company surplus) (6)				$80,974
Potential Incentive Income to Fortress Operating Group adjusted for certain non-public investment write-downs (6) (7)				$79,107

(1)	Includes shares owned in hedge fund special investment accounts.
(2)	As of May 6, 2008, the closing price per share of each of the companies listed above was as follows: GHS $5.50; GFJ €11.63; AYR $15.82; BKD $26.69; MAY £12.93; ECT €7.82.
(3)	In U.S. dollars. Foreign exchange rates, if applicable, are as of March 31, 2008. Calculated as the number of shares held multiplied by the closing stock price on the applicable stock exchange, without regard to liquidity discounts or other factors that could adversely impact the potential proceeds that might be realized upon disposition of these shares.
(4)	Assumes all incentive income thresholds specified in applicable fund agreements are met.
(5)	Represents percentage of incentive income not payable to employees.
(6)	Amounts ultimately received by us may vary significantly based on a variety of factors, including future public market values of these investments as well as the performance of investments that are not listed above held by the funds that hold the investments listed above. See Part II, Item 1A, “Risk Factors — Risks Related to Our Funds — The historical performance of our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on our Class A shares.”
(7)	In December 2007, certain Fortress Funds completed the sale of their Mapeley Limited shares to other Fortress Funds and realized a gain. As a result, unrealized public company surplus was reduced by $27.7 million subsequent to December 31, 2007, although the related shares are still held by Fortress Funds.

Market Considerations

Our revenues consist primarily of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, which in turn depends on our ability to successfully invest our funds’ capital. The primary market factors that impact this are:

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

For the most part, we believe the trends in these factors have created a favorable investment environment for our funds in recent years. However, changes in several of these market factors have adversely impacted our funds.

•

In recent years, the U.S. economy and capital markets have been robust, and we have successfully identified opportunities within other economies where trends have also been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets. Furthermore, the U.S. and international debt markets have expanded significantly in recent years as a result of the widespread growth in the securitization markets. However, U.S. and European debt markets, as well as other debt markets around the world, have recently experienced a tightening of available credit beginning in the third quarter of 2007. This tightening continued during the fourth quarter and intensified during the first quarter of 2008. In addition, beginning in the fourth quarter of 2007, U.S., European and other equity markets became less favorable for IPOs and other issuances.

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

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the Fortress Funds.

During 2008, the per share market prices of the investments held by our private equity funds in public companies have decreased substantially. This, in turn, has contributed to a significant decrease in our public company surplus as described above under “— Public Company Surplus.” A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. We believe these decreases are a result of a general downturn in demand for dividend paying stocks rather than of a change in the strength of the underlying companies.

In recent months, disruption in the subprime mortgage lending sector has adversely affected the financial markets. The effects of the disruption have expanded beyond the subprime mortgage lending sector to affect the U.S. and other credit markets generally, primarily those markets tied to credit and corporate and real estate related fixed income securities. This disruption continued during the fourth quarter of 2007 and intensified during the first quarter of 2008. This disruption has negatively impacted the financial markets in which we operate in a number of ways:

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

•

Many market participants have become increasingly uncertain about the ability of a number of investment banks that serve as key counterparties for a tremendous number of derivatives and other financial instruments, the most notable example being the recent events involving the solvency of Bear Stearns. This uncertainty has intensified the ongoing disruption in the global financial markets. A failure by an investment bank would have a meaningfully negative impact on the financial markets in which we operate.

We do not currently know the full extent to which this disruption will affect us or the markets in which we operate. If the disruption continues, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare results of operations for the three months ended March 31, 2008 to our pro forma results of operations for the three months ended March 31, 2007 on a deconsolidated basis. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items from 2007 to 2008 as a result of the deconsolidation.

	Three Months Ended March 31, 2007
	Three Months Ended March 31, 2008	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$144,057	$43,287	$53,072	$96,359	$47,698
Incentive income from affiliates	37,144	44,229	211,682	255,911	(218,767)
Other revenues	19,679	19,784	(3,232)	16,552	3,127
Interest and dividend income - investment company holdings	—	309,030	(309,030)	—	—

	200,880	416,330	(47,508)	368,822	(167,942)

Expenses
Interest expense	10,336	144,639	(132,620)	12,019	(1,683)
Compensation and benefits	127,019	217,517	(9,805)	207,712	(80,693)
Principals agreement compensation	237,367	138,274	—	138,274	99,093
General, administrative and other expense (including) depreciation and amortization)	19,006	41,314	(22,024)	19,290	(284)

	393,728	541,744	(164,449)	377,295	16,433

Other Income (Loss)
Gains (losses) - investment company holdings	—	(647,477)	647,477	—	—
Gains (losses) - other investments	(27,957)	6,722	—	6,722	(34,679)
Earnings (losses) from equity method investees	(49,129)	195	3,231	3,426	(52,555)

	(77,086)	(640,560)	650,708	10,148	(87,234)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(269,934)	(765,974)	767,649	1,675	(271,609)
Deferred incentive income	—	307,034	(307,034)	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	208,269	535,530	(460,615)	74,915	133,354

Income (Loss) Before Income Taxes	(61,665)	76,590	—	76,590	(138,255)
Income tax benefit (expense)	(7,252)	(14,447)	—	(14,447)	7,195

Net Income (Loss)	$(68,917)	$62,143	$—	$62,143	$(131,060)

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

Fee Paying Assets Under Management

We measure AUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new funds with sizeable capital commitments for our private equity funds, raising capital for our Castles, and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our AUM has increased significantly over the periods discussed.

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

Management Fees

Significant growth of our average AUM has had a positive effect on our revenues. As the AUM in our funds grew, so did the management fees we earned. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 636 employees as of March 31, 2007 to 717 employees as of March 31, 2008. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, “Financial Statements—Equity-Based Compensation” as a means to provide an additional financial incentive to retain our existing and future employees.

Income Tax Expense

Prior to January 17, 2007, we, as a partnership, generally had not been subject to U.S. federal income tax but certain of our subsidiaries had been subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. One of our subsidiaries was subject to U.S. federal corporate income taxes. Certain of our subsidiaries are subject to income tax of the foreign countries in which they conduct business.

In connection with the Nomura transaction and the initial public offering (see Note 1 to Part I, Item 1, “Financial Statements – Organization and Basis of Presentation”), our operating entities were reorganized and a portion of our income is now subject to U.S. federal and state corporate income tax.

The amount of income taxes that we may be required to pay could increase significantly if legislation recently introduced in Congress is passed in its proposed form. During June 2007, legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation does not include any corresponding exemption period. As of today, no action has been taken on either bill. In addition, legislation has also been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of taxing income recognized from “carried interests” as ordinary income thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part II, Item 1A, “Risk Factors –Risks Related to Taxation – Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Revenues

	Three Months Ended March 31,
	2008	2007 (A)	Variance
Management fees from affiliates	$144,057	$96,359	$47,698
Incentive income from affiliates	37,144	255,911	(218,767)
Other revenues	19,679	16,552	3,127

Total Revenues	$200,880	$368,822	$(167,942)

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the three months ended March 31, 2008 compared with the three months ended March 31, 2007, total revenues decreased as a result of the following:

Management fees from affiliates increased by $47.7 million primarily due to the net effect of increases in average AUM of $4.2 billion, $3.1 billion and $2.4 billion in our private equity funds, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM drove $42.2 million of additional management fees.

Incentive income from affiliates decreased by $218.8 million primarily as a result of $34.6 million of incentive income recognized from our private equity funds for the three months ended March 31, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $206.4 million of incentive income recognized from our private equity funds for the three months ended March 31, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds and our Castles contributed additional decreases of $45.2 million and $3.7 million, respectively, in incentive income primarily due to lower returns.

Other revenues increased by $3.1 million primarily due to $4.0 million of additional expense reimbursements from our funds, which are recorded gross on our statement of operations, and dividend income of $0.7 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), which were offset by a decrease in interest income of $1.9 million.

Expenses

	Three Months Ended March 31,
	2008	2007(A)	Variance
Interest expense	$10,336	$12,019	$(1,683)
Compensation and benefits	127,019	207,712	(80,693)
Principals agreement compensation	237,367	138,274	99,093
General, administrative and other
(including depreciation and amortization)	19,006	19,290	(284)

Total Expenses	$393,728	$377,295	$16,433

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the three months ended March 31, 2008 compared with the three months ended March 31, 2007, total expenses increased as a result of the following:

Interest expense decreased by $1.7 million primarily due to a $2.0 million write off of financing expenses related to the partial paydown of our credit facility for the three months ended March 31, 2007, offset by an increase of $0.3 million for the three months ended March 31, 2008 due to an increase in the amortization of financing costs associated with the amendment to our credit facility.

Compensation and benefits decreased by $80.7 million primarily due to a decrease in profit sharing compensation of $101.0 million, offset by an increase due to growth in our employee population of $20.9 million. Profit-sharing compensation decreased due largely to significant private equity realization events in the first quarter of 2007 and decreased profit from our liquid hedge funds. Our average headcount for the three months ended March 31, 2008 grew 31% compared to the three months ended March 31, 2007.

Principals agreement compensation increased by $99.1 million because there was not a full quarter of amortization in 2007. In connection with the initial public offering in February 2007, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who remain employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses decreased by $0.3 million, primarily as a result of a decrease in professional fees and consulting fees of $3.3 million relating to our transition to being a public company during 2007 offset by an increase of $3.0 million in office and administrative costs to support a significantly larger workforce and increased infrastructure demands.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $628.9 million with a weighted average recognition period of 4.9 years.

Other Income (Loss)

	Three Months Ended March 31,
	2008	2007(A)	Variance
Gains (losses) - other investments	$(27,957)	$6,722	$(34,679)
Earnings (losses) from equity method investees	(49,129)	3,426	(52,555)

Total Other Income (Loss)	$(77,086)	$10,148	$(87,234)

(A)	Pro Forma results of our operations on a deconsolidated basis.

For the three months ended March 31, 2008 compared with the three months ended March 31, 2007, total other income (loss) decreased as a result of the following:

Gains (losses) – other investments decreased by $34.7 million primarily due to the net effect of:

•

recognition of an unrealized loss of $12.7 million for the three months ended March 31, 2008 on our options in one of our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized gain of $5.1 million for the three months ended March 31, 2007; and

•

recognition of an unrealized loss of $17.3 million for the three months ended March 31, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159.

Earnings (losses) from equity method investees decreased by $52.6 million primarily due to the net effect of (i) the recognition of a $49.1 million net loss from equity method investees in 2008 as a result of a $51.1 million loss attributable to investments in our private equity funds and hybrid hedge funds offset by our share of income from investments in our liquid hedge funds and other investments of $2.0 million compared to (ii) the recognition of $3.4 million in earnings on our equity method investments for the three months ended March 31, 2007.

Income Tax Benefit (Expense)

For the three months ended March 31, 2008, Fortress recognized income tax expense of $7.3 million. For the three months ended March 31, 2007, Fortress recognized income tax expense of $14.4 million. The primary reasons for the decrease in income tax expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are (i) a decrease in pre-tax book income; and (ii) a change in the mix of business segments producing income, which may be subject to tax at different rates.

Segment Analysis

Fortress conducts its management and investment business through the following five primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, and (v) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying investment strategies. Due to the increased significance of the principal investments segment, it has been disaggregated from the other segments in this period and for all periods presented.

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

Distributable earnings is GAAP net income adjusted for the following items:

i.	adding a measure of incentive income which is subject to contingent repayment but for which collectability is reasonably assured because management believes the likelihood of clawback is remote;

ii.	modifying the timing of recognition of compensation expense related to employee profit sharing in incentive income to match the timing of the recognition of the related revenue, which is not matched under GAAP;

iii.	recording income from equity method investees only to the extent it has been realized. While equity method income is a meaningful measure of the operating performance of equity method investees, it is not a measure of currently recognizable income for us as we are holding the interests in our funds for long-term investment purposes. Since any difference between our share of their GAAP income and the distributions we receive is unlikely to be realized until a liquidation transaction occurs, adjusting this income to delay recognition of our equity in undistributed earnings until it is realized is consistent with the principles of distributable earnings;

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

a.	for equity method investments in the Castles (prior to 2008) and private equity funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from our consolidated private equity funds,

d.	subtracting unrealized gains (or adding unrealized losses) from the Castles subsequent to the election of SFAS 159,

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

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals,

(vii)	adding the income (or subtracting the loss) allocable to the principals’ interests attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement.

Private Equity Funds

	Three Months Ended March 31,		Variance
	2008	2007
Management Fees	$41,780	$26,764	$15,016
Incentive Income	28,741	190,298	(161,557)

Segment revenues - total	$70,521	$217,062	$(146,541)

Pre-tax distributable earnings	$49,944	$138,773	$(88,829)

Pre-tax distributable earnings decreased by $88.8 million mainly due to:

•

a $15.0 million increase in management fees. Management fees increased mainly due to (i) $16.1 million of management fees generated by the creation of new private equity funds, most notably Fund V, Fund V Coinvestment and Florida Coinvestment Fund, and (ii) an increase in AUM from Holiday Investment Fund (“FHIF”), which resulted in an increase in management fees of $2.1 million. These increases to management fees were partially offset by a decrease of $1.1 million in management fees collected from Fortress Residential Investment Deutschland (“FRID”) as a result of distributions to investors (which reduces AUM) during 2007, a decrease of $1.2 million from Fund III as a result of the NAV of a portfolio company declining below its invested capital, and decreases of $1.5 million and $0.1 million from Fund IV and Fund IV Coinvestment, respectively, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV and Fund IV Coinvestment to be based on invested capital rather than capital commitments);

•

a $100.7 million net decrease in incentive income. Incentive income decreased by $161.6 million partially offset by a corresponding decrease in the employee’s share of incentive income of $60.9 million reflected as profit sharing compensation expense. The decrease of $161.6 million in incentive income was primarily attributable to a decline in the returns of our private equity funds of $164.2 million, offset by an increase of $2.7 million in incentive income due to higher FFO in excess of certain performance hurdles generated by NIH; and

•	a $2.6 million increase in operating expenses mainly driven by an increase in headcount.

Publicly Traded Alternative Investment Vehicles (‘‘Castles”)

	Three Months Ended March 31,
	2008	2007	Variance
Management Fees	$13,694	$10,905	$2,789
Incentive Income	12	3,688	(3,676)

Segment revenues - total	$13,706	$14,593	$(887)

Pre-tax distributable earnings	$4,276	$5,055	$(779)

Pre-tax distributable earnings decreased by $0.8 million primarily due to:

•

a $2.8 million net increase in management fees. Management fees primarily increased due to (i) $1.6 million as a result of the growth of average AUM, and (ii) $1.2 million as a result of changes in foreign currency exchange rates;

•

a $2.5 million net decrease in incentive income. Incentive income decreased by $3.7 million which was offset a decrease in the employees’ share of incentive income of $1.2 million reflected as profit sharing compensation expense. The decrease of $3.7 million was primarily due to the recognition of incentive income generated by Newcastle as a result of FFO exceeding certain performance hurdles for the three months ended March 31, 2007. For the three months ended March 31, 2008, Newcastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $1.1 million net increase in operating expenses primarily due increases in general and administrative and other expenses.

Liquid Hedge Funds

	Three Months Ended March 31,
	2008	2007	Variance
Management Fees	$52,719	$30,941	$21,778
Incentive Income	2,695	45,279	(42,584)

Segment revenues—total	$55,414	$76,220	$(20,806)

Pre-tax distributable earnings	$14,731	$30,516	$(15,785)

Pre-tax distributable earnings decreased by $15.8 million mainly due to:

•

a $23.2 million net increase in management fees. Management fees increased by $21.8 million and the employees’ share of management fees decreased by $1.4 million (due to a reduction in the employees’ percentage share of such fees). The $21.8 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which drove $13.9 million, $6.7 million and $2.2 million of additional management fees, respectively, partially offset by a decrease in non-affiliate management fees of $1.0 million;

•

a $32.1 million net decrease in incentive income. Incentive income decreased by $42.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $10.5 million, reflected as profit sharing compensation expense. The $42.6 million decrease in incentive income is primarily attributable to a decrease of $45.1 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by special investments and the new Commodities Fund of $2.0 million and $0.5 million, respectively; and

•	a $6.9 million increase in operating expenses mainly due to an increase in headcount.

Hybrid Hedge Funds

	Three Months Ended March 31,
	2008	2007	Variance
Management Fees	$36,844	$29,013	$7,831
Incentive Income	425	46,105	(45,680)

Segment revenues—total	$37,269	$75,118	$(37,849)

Pre-tax distributable earnings	$2,048	$31,780	$(29,732)

Pre-tax distributable earnings decreased by $29.7 million mainly due to:

•

a $7.3 million net increase in management fees. Management fees increased by $7.8 million partially offset by a corresponding increase in the employees’ share of management fees of $0.5 million. The $7.8 million increase in management fees was mainly a result of growth in AUM, which drove a $9.2 million increase, offset by a decrease of $0.9 million in management fees from non-affiliate investments;

•

a $27.7 million net decrease in incentive income. Incentive income decreased by $45.7 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $18.0 million. The $45.7 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $54.3 million, partially offset by an increase of $8.7 million due to the change in the average capital eligible for incentive income; and

•	a $9.3 million increase in operating expenses primarily related to an increase in headcount.

Principal Investments

	Three Months Ended March 31,
	2008	2007	Variance
Pre-tax distributable earnings (loss)	$(13,330)	$15,991	$(29,321)

Pre-tax distributable earnings decreased by $29.3 million mainly due to:

•

Private Equity funds: an $8.6 million decrease in net investment income primarily as a result of $9.0 million of realized gains (representing our share) from an investment in a residential housing company during 2007, as compared to $0.4 million of realized gains in 2008;

•

Castles: a $0.1 million increase in net investment income primarily due to a decrease of $0.2 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $0.3 million recognized during the three months ended March 31, 2007;

•

Liquid hedge funds: a $2.3 million decrease in net investment income which is mainly attributable to the distribution of previously earned fees which had generated $1.9 million of income for the three months ended March 31, 2007;

•

Hybrid hedge funds: a $20.8 million decrease in net investment income. $17.7 million of the decrease was due to lower returns and $3.1 million of the decrease was due to the change in our average investment balance; and

•

Expenses: a $2.3 million increase in net investment income primarily due to the $2.0 million write off of deferred financing expenses related to the partial paydown of our credit facility during the three months ended March 31, 2007.

Unallocated

	Three Months Ended March 31,
	2008	2007	Variance
Management Fees	$—	$—	$—
Incentive Income	—	—	—

Segment revenues - total	$—	$—	$—

Pre-tax distributable earnings (loss)	$38	$(2,534)	$2,572

Pre-tax distributable earnings (loss) increased by $2.6 million. The increase in earnings is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

Sensitivity

For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we will require cash to meet our intended distribution policy. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds.

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

On February 8, 2007, we completed an initial public offering of 39,428,900 of our Class A shares. We contributed the net proceeds from the offering to Fortress Operating Group in exchange for 39,428,900 limited partnership units. We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

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

As of March 31, 2008, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends / Distributions

On March 25, 2008, we declared a first quarter cash dividend of $0.225 per Class A share. The dividend was paid on April 15, 2008 to holders of record of our Class A shares on March 31, 2008. The aggregate amount of this dividend payment was $21.3 million. In connection with this dividend, a distribution of $70.2 million was declared from Fortress Operating Group to the principals and dividend equivalent payments of $5.4 million were made to holders of restricted Class A share units.

During the three months ended March 31, 2008, in addition to the distributions described above, Fortress Operating Group made distributions to the principals of $3.0 million, in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2008 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund I	$12
Fund II	1,958
Fund III	2,249
Fund III Coinvestment	3
Fund IV	12,396
Fund IV Coinvestment	14
Fund V	89,824
Fund V Coinvestment	23
Fortress Residential Investment Deutschland	899
Holiday Investment Fund	8,473
Florida Coinvestment Fund	1,551
Long Dated Value Fund I	786
Long Dated Value Fund II	2,208
Long Dated Value Fund III	477
Real Assets Fund	35,571
Karols Development Co	10,420
Credit Opportunities Fund	10,045

Total	$176,909

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

April 1, 2008 to December 31, 2008	$13,210
2009	17,828
2010	13,798
2011	8,973
2012	6,206
2013	5,643
Thereafter	17,214

Total	$82,872

Debt Obligations

As of March 31, 2008, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

In June 2006, we entered into a $750 million credit agreement (the “2006 Credit Agreement”). Borrowings under the 2006 Credit Agreement bore interest at LIBOR plus 2.00%, with the agreement being subject to unused commitment fees of 0.375% per annum. The purpose of the 2006 Credit Agreement was to refinance a prior credit agreement, to make funds available for investments in the various existing and new Fortress Funds, and to make a one-time $250 million distribution of capital to our principals.

As a result of our initial public offering, we became subject to a reduced unused commitment fee of 0.25% and a letter of credit fee of 1.50% and borrowings under the 2006 Credit Agreement accrued interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.50% and (ii) with respect to base rate loans, the base rate, as defined in the credit agreement, plus 0.50%. $250 million of the term loan and $85 million of the revolving credit facility under the 2006 Credit Agreement were repaid with proceeds received from our initial public offering. In connection with the partial paydown of the existing credit facility, deferred loan costs of $2.0 million were written off to interest expense in February 2007.

In May 2007, we entered into a new $1 billion credit agreement (as amended, the “2007 Credit Agreement” or “our credit agreement”) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility) and an $800 million term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bear interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20%, or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%. On February 1, 2008, the rate on LIBOR loans was reduced to LIBOR + 0.65% pursuant to the terms of the agreement. In addition, we are required to pay a commitment fee of 0.20% per annum on the unused portion of amounts available under our revolving credit facility. On April 17, 2008, we entered into an amendment to the 2007 Credit Agreement. The amendment, among other things, (i) permits us to issue an unlimited amount of subordinated indebtedness with specified terms so long as 40% of the net proceeds are used repay amounts outstanding under the 2007 Credit Agreement, (ii) increased the applicable rate on Eurodollar loans and letters of credit by 20 basis points (making the current rate LIBOR plus 0.85%) and the undrawn commitment fee by 5 basis points (making the current fee 0.25%), (iii) added an amortization schedule requiring us to repay $100 million of amounts outstanding under the agreement each year during the next three years (with the first payment due on January 15, 2009), (iv) modified the financial covenants by (a) replacing the EBITDA-based financial covenant with a Consolidated Leverage Ratio covenant, (b) increasing the minimum amount of management fee earning assets by $3 billion to $21.5 billion (which minimum amount increases annually by $500 million) and (c) eliminating the annual $50 million increase in required minimum investment assets, and (v) revised various definitions and clarified terms with respect to swap providers who are lenders under the agreement.

The following table presents information regarding our debt obligations:

				March 31, 2008
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	March 31, 2008	December 31, 2007
Credit Agreement (2)
Revolving debt (3)	$—	$185,000	May 2012	0.00%	N/A
Term loan	350,000	350,000	May 2012	3.52%	4.11
Delayed term loan (3)	450,000	—	May 2012	3.79%	4.11

Total	$800,000	$535,000		3.67%	4.11

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 2.56%.
(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(3)	Approximately $189 million was undrawn and available under the revolving debt facility as of March 31, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized.

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of March 31, 2008, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of March 31, 2008. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering their assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit AUM to be less than $21.5 billion as of December 31, 2007, plus an additional $500 million at the end of each subsequent fiscal year;

•

Permit the Consolidated Leverage Ratio, as defined in the 2007 Credit Agreement, to be greater than (i) for the fiscal quarters ending March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009, 2.75 to 1.0, (ii) for the fiscal quarters ending June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010, 2.50 to 1.0 and (iii) for each fiscal quarter thereafter, 2.25 to 1.0;

•	Permit the aggregate value of investments held, including certain cash, to be less than $1.05 billion (the “Required Investment Assets”);

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

In addition, under the 2007 Credit Agreement, Fortress Operating Group is permitted to make (i) cash distributions in order for our shareholders to pay their taxes, and (ii) loans to its intermediate holding companies and cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to, or subsequent to, the loan or distribution, as the case may be, and (b) the loan or distribution would not exceed cumulative free cash flow. Free cash flow, as defined in our 2007 Credit Agreement, is calculated on a cumulative basis as $163 million plus EBITDA earned since March 31, 2007, minus interest paid, capital expenditures made, loans made (net of any repayments) and distributions made since March 31, 2007.

The events of default under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2007 Credit Agreement) with respect to our material funds.

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which, including both amendments thereto, has been filed with the SEC.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, for the period ended March 31, 2007.

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

As described above in ‘‘— Results of Operations,’’ our AUM has grown significantly throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This growth is a result of these funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows are reflected in our statement of cash flows for consolidated Fortress Funds through March 31, 2007.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we expect to pay dividends in accordance with our dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may borrow funds to pay dividends, but we are not obligated to do so. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $51.9 million and ($1,518.6) million during the three months ended March 31, 2008 and 2007, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million which are reflected as operating activities pursuant to investment company accounting.

Investing Activities

Our net cash flow provided by (used in) investing activities was $82.6 million and ($10.8) million during the three months ended March 31, 2008 and 2007, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($70.2) million and ($9.4) million during 2008 and 2007, respectively, (ii) distributions of capital from equity method investees of $155.0 million and $2.3 million during 2008 and 2007, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets of ($2.2) million and ($4.2) million during these periods, respectively.

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

Our net cash flow provided by financing activities was $137.8 million and $1,820.7 million during the three months ended March 31, 2008 and 2007, respectively. Our financing activities primarily included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,656.7 million during 2007, (ii) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($63.2) million and ($282.7) million during these periods, respectively, (iii) distributions to employees related to their interests in consolidated subsidiaries of ($37.3) million and ($119.0) million during these periods, respectively, (iv) dividends to our shareholders, and (v) our net borrowing and repayment activity.

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

For profit sharing plans related to private equity funds, where incentive income is received as investments are realized but is subject to clawback (see “Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 2 to Part I, Item 1, “Financial Statements – Management Agreements and Fortress Funds.”

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are recorded based on the equity method of accounting subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide – Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which drive these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of March 31, 2008.

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

Private loans - The most common method used to value private loans is a discounted cash flow analysis. In this method, the estimated future payments to be made by the borrower under the loan agreement are discounted to the present using a discount rate appropriate to the risk level of the borrower and current market interest rates.

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

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part II, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2008.

The categories displayed below correspond directly with the disclosures which are required under SFAS 157, described under “ – Recent Accounting Pronouncements” below. Note that negative percentages represent net short positions.

Basis for Determining Fair Value	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
1. Quoted market prices (A)	9%	(44%)	6%	(5%)
2. Other observable market parameters	12%	126%	5%	39%
3A. Third party pricing sources with significant unobservable market parameters (B)	3%	17%	85%	32%
3B. Internal models with significant unobservable market parameters	76%	1%	4%	34%

Total	100%	100%	100%	100%

(A)	For liquid hedge funds, includes gross long positions of 173% and short positions of (217%).
(B)	Primarily represents valuations based on third party pricing services and third party fund managers.

As of March 31, 2008, $11.3 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds and $0.5 billion of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2008, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, per annum on a prospective basis	$ 1.1 million or	$ 3.9 million	$12.8 million
$ (8.9 million) (A)
Incentive income	N/A (B)	$33.5 million or	N/A (C)
$ (0.5 million)
Earnings from equity method investees	$51.8 million	$ 1.1 million	$23.3 million

(A)	Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2008, $4.9 billion of private equity portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2008 is the current reset date.

(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

For further information on our effective tax rate see Note 5 to our financial statements in Part I, Item 1, “Financial Statements.”

Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, would cause us to incur a material increase in our tax liability. See “– Factors Affecting Our Business – Income Tax Expense.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, “Financial Statements – Equity-Based Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date. Since our IPO in February 2007, neither our actual forfeiture rate nor any other factors have caused us to change our forfeiture expectations or assumptions.

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

The following elements of the accounting for equity-based compensation are subject to significant judgment and estimation:

•	the estimated forfeiture factor;

•

the discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term;

•

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

•

the estimated fair value of the LTIP awards, which was estimated using a Monte Carlo simulation valuation model, with the following assumptions: volatility, term, dividend rate, and risk-free discount rate.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the volatility assumption would (i) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased, and (ii) increase compensation expense related to the LTIP since the value of the LTIP would have increased. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased, and (iii) increase compensation expense related to the LTIP since the value of the LTIP would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change Fortress’s fair value measurements for any of its existing financial statement elements. As a result, the adoption of SFAS 157 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 159 on January 1, 2008. Fortress elected to measure its equity investments in Newcastle and Eurocastle, as well as its options in Newcastle, at fair value pursuant to the provisions of SFAS 159 upon adoption. As a result, Fortress recorded an aggregate increase to the carrying amounts of these assets as of January 1, 2008 of $22.9 million, which was recorded as a cumulative effect adjustment to retained earnings ($2.1 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), our deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.2 million). Fortress made this election to simplify its accounting for these publicly traded equity securities, which were previously recorded based on the equity method of accounting. The adoption of SFAS 159 did not have any other material impact on Fortress’s financial condition, liquidity or results of operations.

In June 2007, Emerging Issues Task Force issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) was issued. EITF 06-11 specified that a realized tax benefit from dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity share units should be recognized as an increase to paid-in capital. EITF 06-11 applies to reporting periods beginning after December 15, 2007 and is applied prospectively. We adopted EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 had no effect on our financial condition, liquidity or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Accounting for Non-controlling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 is expected to have the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under current accounting principles). There will be no effect from adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk’’ and “— Critical Accounting Policies — Valuation of Investments.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2008, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above.

Our future contractual obligations increased from $1.3 billion as of December 31, 2007 to $1.6 billion as of March 31, 2008.

Our debt obligations payable increased from $671.3 million as of December 31, 2007 to $910.7 million as of March 31, 2008, including estimates for interest payments. This increase was primarily attributable to the $450 million delayed term loan drawn by us in February 2008.

Our capital commitments, including our commitments to our funds, have increased by $42.9 million from $134.0 million as of December 31, 2007 to $176.9 million as of March 31, 2008. The increase is primarily attributable to our capital commitment to our newly formed fund, Credit Opportunities Fund, in which we have an outstanding capital commitment of $10.0 million, as well as an increase of our capital commitment to Fund V of $48.7 million. The increased commitments to these funds were partially offset by capital draws made by other Fortress funds, which decreased their remaining commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue.

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

Risks are analyzed across funds from the ‘‘bottom up’’ and from the ‘‘top down’’ with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2008 (in thousands):

Assets
Equity method investees	$1,006,438
Options in affiliates	3,804

$1,010,242

Liabilities
Debt obligations payable	$800,000

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2008, approximately 63% of our management fees earned were based on the NAV of the applicable funds.

•

For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities. Reductions in net asset value below invested capital for the fund will also cause reductions in management fees.

•	For Castles, management fees are not calculated based on NAV but instead a 1.5% fee is charged based on the funds’ contributed capital.

•	For hedge funds, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments.

Changes in values of investments could indirectly affect future management fees by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees.

Fortress Funds’ Market Risk Impact on GAAP Incentive Income

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

•

Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds where incentive income is subject to contingencies at March 31, 2008 would increase or decrease future incentive income by $181.6 million or ($33.2 million), respectively; however, this would have no effect on our current reported financial condition or results of operations. One fund’s incentive income is not subject to contingencies.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on March 31, 2008 would have resulted in a loss to investors for the quarter. In future quarters, this loss would be a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This “high water mark” is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on March 31, 2008, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$1.7	$	N/A	(E)	$66.0	$1.7	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Hedge Funds
Liquid	21.8		187.9		6.3	21.8		187.9			6.3
Hybrid	14.3		N/A	(F)	26.1	14.3		120.9			26.1

Total	$37.8		$187.9		$98.4	$37.8		$308.8			$32.4

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(12.9)	$	N/A	(E)	$(66.0)	$(12.9)	$	N/A	(C)(E)	$	N/A	(C)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(C)
Hedge Funds
Liquid	(21.8)		(2.7)		(6.3)	(21.8)		(2.7)			(6.3)
Hybrid	(14.3)		N/A	(F)	(26.1)	(14.3)		0.0			(26.1)

Total	$(49.0)		$(2.7)		$(98.4)	$(49.0)		$(2.7)			$(32.4)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.
(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds, it assumes that the management fees reset as of March 31, 2008. Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2008, $5.5 billion of private equity portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.
(C)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.
(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own, as of January 1, 2008 pursuant to the provisions of SFAS 159. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).
(E)	For GAAP Revenues, private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund incentive income is based on realizations.
(F)	For GAAP Revenues, hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase $8.0 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

Our investment in Eurocastle is directly exposed to foreign exchange risk. As of March 31, 2008, we had a $12.1 million investment in Eurocastle which is accounted for at fair value.

Gains (losses) on options granted to us by the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) in the case of Eurocastle, the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on March 31, 2008 would affect gains and (losses) for the three months ended March 31, 2008 by $1.1 million and ($0.9 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2008, we estimate the gains and losses for the three months ended March 31, 2008 in relation to the value of the options would increase or decrease by $0.4 million

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale at that time. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, we filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety, and granted the plaintiffs a period of 30 days from April 30, 2008 in which to file an amended complaint. We believe that the resolution of this action will not have a material adverse effect on our financial condition or results of operations.

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

Several of our funds have “key man” provisions pursuant to which the failure of one or more of our principals to be actively involved in the business provides investors with the right to redeem from the funds or otherwise limits our rights to manage the funds. The loss of the services of any one of Messrs. Briger, Edens or Novogratz, or both of Mr. Kauffman and Mr. Nardone, would have a material adverse effect on certain of our funds and on us.

Investors in most of our hedge funds may generally redeem their investment without paying redemption fees if the relevant principal ceases to perform his functions with respect to the fund for 90 consecutive days. In addition, the terms of certain of our hedge funds’ financing arrangements contain “key man” provisions, which may result, under certain circumstances, in the acceleration of such funds’ debt or the inability to continue funding certain investments if the relevant principal ceases to perform his functions with respect to the fund and a replacement has not been approved.

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of March 31, 2008, had AUM of approximately $8.6 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of March 31, 2008, had AUM of approximately $6.7 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds, which as of March 31, 2008, had AUM of approximately $16.5 billion.

Any such events would have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow management fee paying assets under management in existing funds or raise additional funds in the future.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. Also, if legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to future investment professionals would dilute Class A shareholders.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our management fee paying assets under management have grown from approximately $23.4 billion as of March 31, 2007 to $34.2 billion as of March 31, 2008. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information for the three months ended March 31, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, “Financial Statements— Pro Forma Financial Information (Unaudited).”

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner, which represent a significant portion of our hedge fund AUM.

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

Our results of operations may also be negatively impacted if the recently proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our common units and adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.”

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

•

there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

With respect to our hedge funds, our incentive income is paid annually or quarterly if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will not be able to earn incentive income from that fund until it surpasses the previous high water mark.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility and an $800 million term loan facility. As of March 31, 2008, we had an $800 million term loan outstanding and no amounts outstanding under our revolving credit facility (although $11.1 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Our private equity funds have recently participated in several large transactions. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Recently, labor unions and members of Congress have been more active in opposing and investigating certain larger investments by private equity firms generally.

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We may participate in a meaningful number of consortium transactions in the future. Consortium transactions generally entail a reduced level of control by Fortress over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—Our investment funds make investments in companies that we do not control”.

Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than a small investment given the size of the investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds may possibly acquire minority equity interests (particularly in consortium transactions, as described in “—We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

•

our private equity funds’ performance has been influenced by a select number of investments that experienced significant fluctuations in value following the initial public offerings of the private equity portfolio companies in which those investments were made;

•

our funds’ returns have benefited from investment opportunities and general market conditions that currently do not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•

several of our private equity portfolio companies have become public companies and have experienced significant subsequent fluctuations in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when Fortress reduces its investment in them.

Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us, and would adversely affect our ability to raise capital for future funds.

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income from our investments in the funds, which we refer to as our “principal investments.” In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may withdraw their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Furthermore, if, as a result of poor performance of later investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. Our investors and potential investors continually assess our funds’ performance and our ability to raise capital.

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

A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs of financial instruments;

•	lower investment returns, reducing incentive income;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds ability to realize value from such assets;

•

material reductions in the value of our private equity fund investments in portfolio companies which reduce our “surplus” and, therefore, our ability to realize incentive income from these investments;

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

Over the past year, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions. Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional margin) in order to provide such financing, and in some cases are refusing, or reneging on existing commitments, to provide any financing for acquisitions which would have been readily financed under credit conditions present for the past several years.

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

Our Castles rely on the structured finance and mortgage markets in order to obtain leverage and therefore increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid 2007), our Castles may be unable to make investments on an accretive basis. This could slow the rate of growth of our fee paying assets under management in those funds, and cause a commensurate decrease in the rate of growth of our management and incentive income fees. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits which would lead to a decrease in the incentive income earned by us. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from one of the Castles for an indeterminate period of time.

Our hedge funds often utilize the structured finance markets in order to obtain leverage and thereby increase the yield on certain of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited, our hedge funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could lead to those hedge funds making fewer overall investments and slowing the rate of growth of the fee paying assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

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

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the public company has no ability to influence any fund’s choice of, or the amount of a fund’s exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults.

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

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering (an “IPO”) of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainity about asset values on redemptions from or investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

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

•

Generally, there are few limitations on the execution of our hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy – for example a strategy involving the enforcement of property rights through litigation – may negatively impact one or more other Fortress funds.

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

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

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

•

Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute quarterly dividends to our Class A shareholders. Accordingly, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders; however, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. Moreover, we intend to distribute a portion of the incentive income that we receive as quarterly dividend payments to our Class A shareholders. Once we distribute such funds, we have no ability to recall the funds from our Class A shareholders and would, thus, be required to satisfy any subsequent clawback obligation using other sources. While the principals have personally guaranteed, subject to certain limitations, this “clawback” obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guaranties in favor of our private equity funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

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

We do not believe that we are an “investment company” under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe the company is not an investment company under Section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly-owned subsidiary of ours, our interests in those subsidiaries could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

Risks Related To Our Class A Shares

An active market for our Class A shares may not be sustained.

Our Class A shares are listed on the New York Stock Exchange under the symbol “FIG.” However, we cannot provide any assurance that a regular trading market of our Class A shares will be sustained on that exchange or elsewhere.

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

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2008, we had 406,571,900 outstanding Class A shares on a fully diluted basis, 51,384,272 restricted Class A share units granted to employees and affiliates (net of forfeitures) and 97,296 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 63,518,432 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

So long as we are not required to register as an investment company under the Investment Company Act of 1940 and 90% of our gross income for each taxable year constitutes “qualifying income” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”), on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Class A shareholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within their taxable year, regardless of whether or not they receive cash dividends from us. They may not receive cash dividends equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation (“CFC”) and a Passive Foreign Investment Company (“PFIC”), may produce taxable income prior to the receipt of cash relating to such income, and holders of our Class A shares will be required to take such income into account in determining their taxable income. Under our operating agreement, in the event of an inadvertent partnership termination in which the Internal Revenue Service (“IRS”) has granted us limited relief, each holder of our Class A shares also is obligated to make such adjustments as are required by the IRS to maintain our status as a partnership. Such adjustments may require persons who hold our Class A shares to recognize additional amounts in income during the years in which they hold such shares. We may also be required to make payments to the IRS.

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

We have not requested, and do not plan to request, a ruling from the IRS on our treatment as a partnership for U.S. federal income tax purposes, or on any other matter affecting us. As of the date of the consummation of our initial public offering, under then current law and assuming full compliance with the terms of our operating agreement (and other relevant documents) and based upon factual statements and representations made by us, our outside counsel opined, as of that date, that we would be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. However, opinions of counsel are not binding upon the IRS or any court, and the IRS may challenge this conclusion and a court may sustain such a challenge. The factual representations made by us upon which our outside counsel relied related to our organization, operation, assets, activities, income, and present and future conduct of our operations. In general, if an entity that would otherwise be classified as a partnership for U.S. federal income tax purposes is a “publicly traded partnership” (as defined in the Code) it will be nonetheless treated as a corporation for U.S. federal income tax purposes, unless the exception described below, and upon which we intend to rely, applies. A publicly traded partnership will, however, be treated as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of the Code and it is not required to register as an investment company under the Investment Company Act of 1940. We refer to this exception as the “qualifying income exception.”

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

If enacted in its proposed form, the transition rules of the proposed legislation would delay the application of these rules for five years. Legislation also has been introduced that is substantially similar to the proposed legislation introduced in the Senate that would apply the legislation to us with respect to our 2008 taxable year. In addition, legislation has been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of treating income recognized from “carried interests” as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. The proposal did not discuss transition relief.

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

In certain circumstances, FIG Asset Co. LLC or one of its subsidiaries may have an opportunity to invest in certain assets through an entity that is characterized as a partnership for U.S. federal income tax purposes, where the income of such entity may not be “qualifying income” for purposes of the publicly traded partnership rules. In order to manage our affairs so that we will meet the qualifying income exception, we may either refrain from investing in such entities or, alternatively, we may structure our investment through an entity classified as a corporation for U.S. federal income tax purposes. If the entity were a U.S. corporation, it would be subject to U.S. federal income tax on its operating income, including any gain recognized on its disposal of its interest in the entity in which the opportunistic investment has been made, as the case may be, and such income taxes would reduce the return on that investment.

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

We will not make investments through taxable U.S. corporations solely for the purpose of limiting unrelated business taxable income, or UBTI, from “debt-financed” property and, thus, an investment in Class A shares will give rise to UBTI to certain tax-exempt holders. For example, FIG Asset Co. LLC will invest in or hold interests in entities that are treated as partnerships, or are otherwise subject to tax on a flow-through basis, that will incur indebtedness. FIG Asset Co. LLC may borrow funds from FIG Corp. or third parties from time to time to make investments. These investments will give rise to UBTI from “debt-financed” property. However, we expect to manage our activities to avoid a determination that we are engaged in a trade or business, thereby limiting the amount of UBTI that is realized by tax-exempt holders of our Class A shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

May 12, 2008

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

May 12, 2008

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 12, 2008

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

May 12, 2008