Form 10-Q
period 2008-06-30
Fortress Investment Group LLC
filed 2008-08-12
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Class A Shares: 94,609,525 outstanding as of August 8, 2008.

Class B Shares: 312,071,550 outstanding as of August 8, 2008.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:

	Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	2

	Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2008	3

	Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	4

	Notes to Consolidated and Combined Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	65

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults upon Senior Securities	90

Item 4.	Submission of Matters to a Vote of Security Holders	90

Item 5.	Other Information	90

Item 6.	Exhibits	91

SIGNATURES		92

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

“Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the capital commitments or invested capital (or NAV, if lower) of our private equity funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with funds raised after March 2006 includes the mark-to-market value of public securities held within the funds;

(ii)	the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our “Castles”;

(iii)	the net asset value, or “NAV,” of our hedge funds; and

(iv)	the NAV of our managed accounts, to the extent management fees are charged.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$255,155	$100,409
Due from affiliates	141,765	198,669
Investments
Equity method investees	961,123	1,091,918
Options in affiliates	871	16,001
Deferred tax asset	512,237	511,204
Other assets	72,684	71,580

	$1,943,835	$1,989,781

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$126,040	$269,324
Due to affiliates	464,709	455,734
Dividends payable	21,286	21,285
Deferred incentive income	164,144	173,561
Debt obligations payable	800,000	535,000
Other liabilities	40,239	36,729

	1,616,418	1,491,633

Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	173,104	308,023
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,604,806 and 94,597,646 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	469,319	384,700
Retained earnings (accumulated deficit)	(315,564)	(193,200)
Accumulated other comprehensive income (loss)	558	(1,375)

	154,313	190,125

	$1,943,835	$1,989,781

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Management fees from affiliates	$149,605	$118,678	$293,662	$161,965
Incentive income from affiliates	18,300	132,961	55,444	177,189
Other revenues (affiliate portion disclosed in Note 6)	20,191	16,480	39,870	36,265
Interest and dividend income - investment company holdings
Interest income	—	—	—	243,713
Interest income from controlled affiliate investments	—	—	—	4,707
Dividend income	—	—	—	7,436
Dividend income from controlled affiliate investments	—	—	—	53,174

	188,096	268,119	388,976	684,449

Expenses
Interest expense
Investment company holdings	—	—	—	132,620
Other	9,888	6,711	20,224	18,731
Compensation and benefits	137,460	187,783	264,479	405,300
Principals agreement compensation	237,367	242,659	474,734	380,933
General, administrative and other	19,746	23,603	36,316	62,908
Depreciation and amortization	2,436	2,184	4,872	4,193

	406,897	462,940	800,625	1,004,685

Other Income (Loss)
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	—	—	—	86,264
Net realized gains (losses) from controlled affiliate investments	—	—	—	715,024
Net unrealized gains (losses)	—	—	—	(19,928)
Net unrealized gains (losses) from controlled affiliate investments	—	—	—	(1,428,837)
Other investments
Net realized gains (losses)	61	(1,735)	1,674	54
Net realized gains (losses) from affiliate investments	(92)	9,452	155	145,493
Net unrealized gains (losses)	—	(396)	—	(677)
Net unrealized gains (losses) from affiliate investments	(6,584)	(36,338)	(36,401)	(167,166)
Earnings (losses) from equity method investees	(26,500)	7,231	(75,629)	7,427

	(33,115)	(21,786)	(110,201)	(662,346)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(251,916)	(216,607)	(521,850)	(982,582)
Deferred incentive income	—	—	—	307,034
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	194,411	166,485	402,680	702,016

Income (Loss) Before Income Taxes	(57,505)	(50,122)	(119,170)	26,468
Income tax benefit (expense)	1,949	(5,009)	(5,303)	(19,456)

Net Income (Loss)	$(55,556)	$(55,131)	$(124,473)	$7,012

Dividends declared per Class A share	$0.2250	$0.2250	$0.4500	$0.3924

Earnings Per Unit - Fortress Operating Group				January 1 through January 16

Net income per Fortress Operating Group unit				$0.36

Weighted average number of Fortress Operating Group units outstanding				367,143,000

Earnings Per Class A share - Fortress Investment Group				January 17 through June 30
Net income (loss) per Class A share, basic	$(0.62)	$(0.59)	$(1.36)	$(1.43)

Net income (loss) per Class A share, diluted	$(0.67)	$(0.66)	$(1.37)	$(1.43)

Weighted average number of Class A shares outstanding, basic	94,913,677	94,894,636	94,904,157	89,226,434

Weighted average number of Class A shares outstanding, diluted	406,985,227	406,966,186	406,975,707	89,226,434

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Shareholders’ Equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$(1,375)	$190,125
Director restricted share grant	7,160	—	164	—	—	164
Dividends declared	—	—	(42,572)	—	—	(42,572)
Capital increase related to equity-based compensation	—	—	129,286	—	—	129,286
Dividend and distribution equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,259)	—	—	(2,259)
Cumulative effect adjustment - adoption of SFAS 159 (Note 3)	—	—	—	2,109	1,212	3,321
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(124,473)	—	(124,473)
Foreign currency translation	—	—	—	—	95	95
Comprehensive income (loss) from equity method investees	—	—	—	—	274	274
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	352	352

Total comprehensive income (loss)						(123,752)

Shareholders’ Equity - June 30, 2008	94,604,806	312,071,550	$469,319	$(315,564)	$558	$154,313

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(124,473)	$7,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,872	4,193
Other amortization and accretion	1,420	1,275
(Earnings) losses from equity method investees	75,629	(7,427)
Distributions of earnings from equity method investees	2,792	4,211
(Gains) losses from investments	34,572	669,773
Deferred incentive income	(35,494)	(311,174)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(402,680)	(702,016)
Deferred tax (benefit) expense	(3,434)	2,484
Options received from affiliates	—	(2,006)
Assignments of options to employees	—	1,717
Equity-based compensation	556,131	445,233
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	—	(166,199)
Due from affiliates	14,841	186,215
Receivables from brokers and counterparties and other assets	902	(9,106)
Accrued compensation and benefits	(124,550)	72,733
Due to affiliates	(1,066)	(8,380)
Deferred incentive income	26,077	—
Due to brokers and counterparties and other liabilities	7,634	65,592
Investment company holdings
Purchases of investments	—	(5,105,865)
Proceeds from sale of investments	—	3,398,739

Net cash provided by (used in) operating activities	33,173	(1,452,996)

Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	—	317
Contributions to equity method investees	(82,343)	(58,004)
Distributions of capital from equity method investees	182,072	39,906
Proceeds from sale of equity method investments	—	29,071
Cash received on settlement of derivatives	—	132
Purchase of fixed assets	(3,906)	(7,136)
Proceeds from disposal of fixed assets	53	—

Net cash provided by (used in) investing activities	95,876	4,286

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	1,924,070
Repayments of debt obligations	(185,000)	(2,010,025)
Payment of deferred financing costs	(5,060)	(6,656)
Issuance of Class A shares to Nomura	—	888,000
Issuance of Class A shares in initial public offering	—	729,435
Costs related to initial public offering	—	(76,766)
Dividends and dividend equivalents paid	(52,821)	(16,542)
Fortress Operating Group capital distributions to Principals	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	145	3,193,618
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(181,567)	(1,808,987)

Net cash provided by (used in) financing activities	25,697	1,709,035

Net Increase (Decrease) in Cash and Cash Equivalents	154,746	260,325
Cash and Cash Equivalents, Beginning of Period	100,409	61,120

Cash and Cash Equivalents, End of Period	$255,155	$321,445

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million in 2007)	$16,790	$63,944

Cash paid during the period for income taxes	$5,637	$28,407

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$24,716	$15,072

Investments of receivable amounts into Fortress Funds	$43,355	$36,747

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$103,776	$47,272

Fortress Operating Group pre-IPO distributions of investments to Principals	$—	$196,764

Fortress Operating Group pre-IPO distributions of investments to employees	$—	$23,238

See Note 1 regarding the non-cash deconsolidation transaction in 2007

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

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

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds.

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the six months ended June 30, 2007 are presented with these funds on a consolidated basis for the period prior to the deconsolidation. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12.

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

2. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007(A)
Private Equity
Funds
Management fees	$42,588	$35,630	$84,405	$62,294
Incentive income	3,535	5,502	38,175	211,942
Castles
Management fees	13,136	11,966	26,073	22,995
Management fees- options	—	1,195	—	2,006
Incentive income	—	14,217	12	17,905
Hedge Funds
Liquid Hedge Funds
Management fees	57,542	38,204	110,189	68,062
Incentive income	14,346	112,512	16,838	158,199
Hybrid Hedge Funds
Management fees	36,339	31,683	72,995	59,680
Incentive income	419	730	419	825
Total
Management fees	$149,605	$118,678	$293,662	$215,037
Incentive income	$18,300	$132,961	$55,444	$388,871

(A)	Presented on a pro forma basis (Note 12), as adjusted for the deconsolidation of the Fortress Funds as if it has occurred on January 1, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Incentive Income Subject to Annual Performance Criteria

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and has not been recognized for these funds during the six months ended June 30, 2008 and 2007. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $0.0 million and $83.4 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2008 and 2007, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized is included as “undistributed” deferred incentive income in the table below.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	June 30, 2008	December 31, 2007
Distributed - gross	$470,798	$444,721
Less: Recognized (A)	(306,654)	(271,160)

Distributed - unrecognized	$164,144	$173,561

Undistributed, net (B)	63,858	384,520

Total	$228,002	$558,081

(A)	All related contingencies have been resolved.

(B)	On a deconsolidated basis, subsequent to March 31, 2007, undistributed incentive income is no longer recorded and is not reflected on the balance sheet. At June 30, 2008, the undistributed incentive income is comprised of $147.4 million of gross undistributed incentive income, net of $83.5 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on June 30, 2008 at their net asset values.

From inception to June 30, 2008, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements in connection with the $470.8 million of distributed incentive income. If the $63.9 million of undistributed incentive income were realized, Fortress would recognize and pay an additional $28.5 million of compensation expense.

The change in deferred incentive income is summarized as follows:

	Distributed	Undistributed	Total
Deferred incentive income as of December 31, 2007	$173,561	$384,520	$558,081
Share of income (loss) of Fortress Funds	26,077	(320,662)	(294,585)
Recognition of previously deferred incentive income	(35,494)	—	(35,494)

Deferred incentive income as of June 30, 2008	$164,144	$63,858	$228,002

Recognized profit sharing compensation expense is summarized as follows (see Note 7 regarding Fortress’s compensation expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Private equity funds	$1,146	$20,692	$2,544	$92,445
Castles	1,175	4,518	2,341	6,874
Liquid hedge funds	16,119	58,499	33,117	87,446
Hybrid hedge funds	1,651	18,728	3,706	38,246

Total	$20,091	$102,437	$41,708	$225,011

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following:

	June 30, 2008	December 31, 2007
Principals’ Fortress Operating Group units	$120,278	$232,826
Employee interests in majority owned and controlled fund advisor and general partner entities	52,650	75,062
Other	176	135

Total	$173,104	$308,023

This statement of operations caption was comprised of shares of consolidated net income related to the following, on a pre-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 Actual	2007 Actual	2008 Actual	2007 Actual
Principals’ Fortress Operating Group units	$(194,714)	$(169,759)	$(403,590)	$(247,401)
Employee interests in majority owned and controlled fund advisor and general partner entities	303	3,158	442	6,000
Third party investors in Fortress Funds	—	—	—	(460,615)
Other	—	116	468	—

Total	$(194,411)	$(166,485)	$(402,680)	$(702,016)

Private Equity Funds

In 2008, Fortress made an additional $100 million commitment to Fund V. Fortress’s affiliates, including employees and the Principals, made additional commitments to this fund of $67.3 million at the same time.

During the six months ended June 30, 2008, Fortress formed new private equity funds which had capital commitments as follows:

Fortress’s commitments	$24,327
Fortress’s affiliates’ commitments	24,950
Third party investors’ commitments	2,431,575

Total capital commitments	$2,480,852

Liquid Hedge Funds and Hybrid Hedge Funds

During the six months ended June 30, 2008, Fortress formed new hedge funds with net asset values as follows:

	June 30, 2008 NAV
	Liquid	Hybrid
Fortress (A)	$15,719	$—
Fortress’s affiliates	503,408	—
Third party investors	1,206,976	—

Total NAV	$1,726,103	$—

(A)	Includes a second quarter incentive income allocation of $14.6 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Private equity funds, excluding NIH (A)	$634,879	$623,830	$(27,968)	$(8,024)	$(68,297)	$(8,024)
NIH	4,540	5,770	(178)	(843)	881	(1,024)
Newcastle (B)	7,190	3,184	N/A	460	N/A	1,189
Eurocastle (B)	9,690	11,799	N/A	309	N/A	(89)

Total private equity	656,299	644,583	(28,146)	(8,098)	(67,416)	(7,948)
Liquid hedge funds (A)	42,101	73,748	(412)	3,993	551	3,993
Hybrid hedge funds (A)	260,148	371,310	2,048	11,335	(8,775)	11,335
Other	2,575	2,277	10	1	11	47

	$961,123	$1,091,918	$(26,500)	$7,231	$(75,629)	$7,427

(A)	These entities were consolidated prior to March 31, 2007.

(B)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2008
	Private Equity Funds		Castles (A)		Liquid Hedge Funds	Hybrid Hedge Funds
	NIH	Other	Newcastle	Eurocastle			Other	Total
Investment, beginning	$5,770	$623,830	$3,184	$11,799	$73,748	$371,310	$2,277	$1,091,918
Earnings from equity method investees	881	(68,297)	N/A	N/A	551	(8,775)	11	(75,629)
Other comprehensive income from equity method investees	(9)	3,322	N/A	N/A	—	—	—	3,313
Contributions to equity method investees	—	80,751	N/A	N/A	44,395	262	290	125,698
Distributions of earnings from equity method investees	(2,102)	(180)	N/A	N/A	(580)	—	(3)	(2,865)
Distributions of capital from equity method investees	—	(3,410)	N/A	N/A	(76,013)	(102,649)	—	(182,072)

Total distributions from equity method investees	(2,102)	(3,590)	N/A	N/A	(76,593)	(102,649)	(3)	(184,937)

Sale of investments	—	(1,137)	—	—	—	—	—	(1,137)
Mark to fair value - January 1, 2008 (B)	N/A	N/A	10,110	12,762	N/A	N/A	N/A	22,872
Mark to fair value - during period (C)	N/A	N/A	(6,104)	(16,872)	N/A	N/A	N/A	(22,976)
Translation adjustment	—	—	—	2,001	—	—	—	2,001

Investment, ending	$4,540	$634,879	$7,190	$9,690	$42,101	$260,148	$2,575	$961,123

Ending balance of undistributed earnings	$1,430	$—	N/A	N/A	$86	$8,004	$8	$9,528

(A)	Fortress elected to record the investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

(B)	Recorded as a cumulative effect adjustment to Retained Earnings.

(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH (C)		Newcastle Investment Holdings LLC (“NIH”)
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Assets	$16,908,810	$16,982,495	$304,826	$336,176
Liabilities	(3,807,070)	(3,445,658)	(223,906)	(230,457)

Equity	$13,101,740	$13,536,837	$80,920	$105,719

Fortress’s Investment	$634,879	$623,830	$4,540	$5,770

Ownership (A)	4.8%	4.6%	4.8%	4.8%

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$(2,125,980)	$(1,477,818)	$33,385	$(2,876)
Expenses	(220,553)	(102,040)	(14,225)	(9,844)

Net Income (Loss)	$(2,346,533)	$(1,579,858)	$19,160	$(12,720)

Fortress’s equity in net income (loss)	$(68,297)	$(8,024)	$881	$(1,024)

		(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for March 31, 2008 and the period then ended). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Assets	$6,216,307	$8,037,770	$10,875,509	$10,713,687
Liabilities	(6,120,564)	(7,590,145)	(9,177,658)	(8,865,921)
Minority interest	—	—	(8)	(8)

Equity	$95,743	$447,625	$1,697,843	$1,847,758

Ownership, basic (A)	1.9%	1.9%	1.6%	1.6%

Ownership, diluted (A) (B)	4.7%	4.7%	9.8%	9.8%

Ownership by Fortress and affiliates, diluted (B)	15.3%	15.5%	29.9%	29.3%

Market value of shares owned (A) (C)	$7,190	$13,293	$9,690	$24,561

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$248,589	$374,016	$405,837	$346,862
Expenses	(183,802)	(300,693)	(445,576)	(408,234)
Other income (loss)	(181,020)	—	37,808	51,564
Discontinued operations	(8,951)	(19)	—	—
Preferred dividends	(6,751)	(5,890)	—	—

Net Income (Loss)	$(131,935)	$67,414	$(1,931)	$(9,808)

Fortress’s equity in net income (loss)	N/A	$1,189	N/A	$(89)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Fully diluted ownership represents the percentage of outstanding common shares assuming that all options are exercised. Currently, all of the options are out of the money (that is, their strike price is below the current market price per share).

(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Hybrid Hedge Funds
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Assets	$10,435,359	$8,358,378	$12,946,934	$12,098,175
Liabilities	(139,825)	(67,483)	(4,815,718)	(4,493,901)
Minority Interest	—	—	(30,473)	(26,834)

Equity	$10,295,534	$8,290,895	$8,100,743	$7,577,440

Fortress’s Investment	$42,101	$73,748	$260,148	$371,310

Ownership (A)	0.4%	0.9%	3.2%	4.9%

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and gains (losses) on investments	$161,368	$1,108,498	$7,427	$623,181
Expenses	(337,725)	(541,936)	(207,400)	(191,000)

Net Income	$(176,357)	$566,562	$(199,973)	$432,181

Fortress’s equity in net income (loss)	$551	$3,993	$(8,775)	$11,335

		(B )		(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	June 30, 2008	December 31, 2007	Accounting Treatment
Newcastle options	$62	$5	Recorded at fair value
Eurocastle options	809	15,996	Recorded at fair value

	$871	$16,001

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the six months ended June 30, 2008 which caused a change in Fortress’s accounting.

The following table presents information as of June 30, 2008 regarding entities formed during the six months ended June 30, 2008 that were determined to be VIEs in which Fortress holds a variable interest:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment (B)	Notes
Private Equity Funds	$ 1,107,144	$404	(A	)
Liquid Hedge Funds	$ 313,977	$95

(A)	Fortress’ investment includes $0.2 million of management fees receivable from the Private Equity Funds.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	June 30, 2008 Fair Value
		Valuation Method
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$16,880	Level 1 - Quoted prices in active markets for identical assets
Newcastle and Eurocastle options	$871	Level 2 - Lattice-based option valuation models using significant observable inputs

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

							June 30, 2008
Debt Obligation	Month Issued	Face Amount and Carrying Value		Contractual Interest Rate		Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
		June 30, 2008	December 31, 2007
Credit agreement (B)
Revolving debt (C)	May 2007	$—	$185,000	LIBOR + 0.85	% (D)	May 2012	0.00%	N/A
Term loan	May 2007	350,000	350,000	LIBOR + 0.85%		May 2012	3.66%	3.86
Delayed term loan	May 2007	450,000	—	LIBOR + 0.85%		May 2012	3.78%	1.67

Total		$800,000	$535,000				3.73%	2.63

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 2.48%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $189 million was undrawn and available under the revolving debt facility as of June 30, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized.

(D)	Subject to unused commitment fees of 0.25% per annum.

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

On April 17, 2008, Fortress entered into an amendment to its credit agreement. The amendment, among other things, (i) permits Fortress to issue an unlimited amount of subordinated indebtedness with specified terms so long as 40% of the net proceeds are used to repay amounts outstanding under the credit agreement, (ii) increased the applicable rate on Eurodollar loans and letters of credit by 20 basis points (making the current rate LIBOR plus 0.85%) and the undrawn commitment fee by 5 basis points (making the current fee 0.25%), (iii) added an amortization schedule requiring Fortress to repay $100 million of amounts outstanding under the agreement each year during the next three years (with the first payment due on January 15, 2009), (iv) modified the financial covenants by (a) replacing the EBITDA-based financial covenant with a Consolidated Leverage Ratio covenant, (b) increasing the minimum amount of management fee earning assets by $3 billion to $21.5 billion (which minimum amount increases annually by $500 million) and (c) eliminating the annual $50 million increase in required minimum investment assets, and (v) revised various definitions and clarified terms with respect to swap providers who are lenders under the agreement. In connection with this amendment, Fortress incurred $4.9 million of deferred loan costs which were recorded in Other Assets. In addition, on May 29, 2008, Fortress entered into an amendment to its credit agreement to change from a co-borrower structure to a single borrower structure.

Fortress was in compliance with all of its debt covenants as of June 30, 2008.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current
Federal income tax	$(660)	$(1,160)	$1,994	$5,055
Foreign income tax	562	360	1,199	1,066
State and local income tax	1,862	5,722	5,544	10,106

	1,764	4,922	8,737	16,227

Deferred
Federal income tax expense (benefit)	(1,311)	5,060	(20)	11,068
Foreign income tax expense (benefit)	22	(219)	180	(733)
State and local income tax expense (benefit)	(2,424)	(4,754)	(3,594)	(7,106)

	(3,713)	87	(3,434)	3,229

Total	$(1,949)	$5,009	$5,303	$19,456

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2008	December 31, 2007
Deferred tax assets	$512,237	$511,204

Deferred tax liabilities (A)	$778	$891

(A)	Included in Other Liabilities

For the six months ended June 30, 2008, an estimated annual negative effective tax rate of (4.45%) was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders. For the six months ended June 30, 2008, a deferred income tax provision of $0.3 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $2.1 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSU’s, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2008, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $8.4 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

6. RELATED PARTY TRANSACTIONS

Due from affiliates was comprised of the following:

June 30, 2008	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
Management fees and incentive income	$6,194	$10,595	$14,911	$1,857	$—	$33,557
Expense reimbursements	3,657	4,419	5,542	3,784	—	17,402
Dividends and distributions	—	345	—	—	—	345
Other (A)	89,639	—	—	151	671	90,461

Total	$99,490	$15,359	$20,453	$5,792	$671	$141,765

December 31, 2007	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
Management fees and incentive income	$1,733	$45,004	$40,751	$98,197	$—	$185,685
Expense reimbursements	1,307	2,051	3,074	3,487	—	9,919
Dividends and distributions	—	739	—	—	—	739
Other	—	—	—	1	2,325	2,326

Total	$3,040	$47,794	$43,825	$101,685	$2,325	$198,669

Due to affiliates was comprised of the following:

	June 30, 2008	December 31, 2007
Principals
- Tax receivable agreement - Note 5	$393,266	$393,265
- Distributions payable on Fortress Operating Group units	70,216	60,176
Other	1,227	2,293

	$464,709	$455,734

(A)	Includes an $85 million loan to a newly formed fund. The loan was made to finance a fund investment prior to the fund’s related capital call, was outstanding less than two weeks, and bore interest at 7.0%.

For the six months ended June 30, 2008 and 2007, Other Revenues included approximately $31.2 million and $20.5 million, respectively, of revenues from affiliates, primarily expense reimbursements. Dividend income from affiliates of approximately $1.0 million was recorded during the six months ended June 30, 2008.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the six months ended June 30, 2008 and 2007, these expenses, mainly related to subscriptions to market data services, approximated $9.4 million and $10.8 million, respectively.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

7. EQUITY-BASED COMPENSATION

The following tables present information regarding equity-based compensation during the six months ended June 30, 2008.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2007	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50	—	$—
Issued	2,063,600	10.79	283,457	10.39	7,159	13.15	31,000,000	13.75
Forfeited	(1,603,015)	17.65	(345,069)	14.54	—	—	—	—

Outstanding as of June 30, 2008 (B)	43,676,120	$16.43	9,257,356	$15.10	104,455	$18.13	31,000,000	$13.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expense incurred (B)
Employee RSUs	$27,337	$24,533	$53,909	$54,015
Non-Employee RSUs	5,421	4,664	5,411	8,478
Restricted Shares	150	149	299	233
LTIP	1,715	(251)	3,429	1,574
RPUs	18,349	—	18,349	—

Total equity-based compensation expense	$52,972	$29,095	$81,397	$64,300

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of June 30, 2008 for RSU awards granted to non-employees was $9.45.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $1,027.7 million, with a weighted average recognition period of 4.6 years.

In April 2008, Fortress granted 31 million Fortress Operating Group (“FOG”) restricted partnership units (“RPUs”) to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The interests will vest into full capital interests in FOG units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. In connection with this grant, Fortress has reduced the employee’s profit sharing interests in various Fortress Funds.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the six months ended June 30, 2008 from equity-based compensation arrangements of $556.1 million, $129.3 million increased Fortress’s paid-in capital, as reflected in the Statement of Shareholders’ Equity, and $426.8 million increased Principals’ interests in equity of consolidated subsidiaries, corresponding to the Principals’ interest in the equity-based compensation expense.

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Equity-based compensation, per above	$52,972	$29,095	$81,397	$64,300
Profit-sharing expense, per Note 2	20,091	102,437	41,708	225,011
Discretionary bonuses	29,599	29,778	74,056	53,059
Other payroll, taxes and benefits	34,798	26,473	67,318	62,930

	$137,460	$187,783	$264,479	$405,300

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

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

The computations of net income per Fortress Operating Group unit are set forth below:

	January 1 through January 16, 2007
	Basic	Diluted
Weighted average units outstanding
Fortress Operating Group units outstanding	367,143,000	367,143,000

Total weighted average units outstanding	367,143,000	367,143,000

Net income per unit is calculated as follows:
Net income	$133,397	$133,397
Dilution in earnings of certain equity method investees	—	—

Net income available to Fortress Operating Group unitholders	$133,397	$133,397

Weighted average units outstanding	367,143,000	367,143,000

Net income per unit	$0.36	$0.36

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2007		January 17 through June 30, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,350	94,500,350	89,004,200	89,004,200
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	222,234	222,234
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	312,071,550	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	94,894,636	406,966,186	89,226,434	89,226,434

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(55,131)	$(55,131)	$(126,385)	$(126,385)
Dividend equivalents declared on non-vested restricted Class A share units	(1,048)	(1,048)	(1,617)	(1,617)
Dilution in earnings of certain equity method investees	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(212,759)	—	—

Net income (loss) available to Class A shareholders	$(56,179)	$(268,938)	$(128,002)	$(128,002)

Weighted average shares outstanding	94,894,636	406,966,186	89,226,434	89,226,434

Basic and diluted net income (loss) per Class A share	$(0.59)	$(0.66)	$(1.43)	$(1.43)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	394,286	394,286
Fully vested restricted Class A shares	19,040	19,040	9,520	9,520
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	94,913,677	406,985,227	94,904,157	406,975,707

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(55,556)	$(55,556)	$(124,473)	$(124,473)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group (4)	(2,040)	(2,040)	(1,987)	(1,987)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(1,159)	(1,159)	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(214,667)	—	(429,829)

Net income (loss) available to Class A shareholders	$(58,755)	$(273,422)	$(128,736)	$(558,565)

Weighted average shares outstanding	94,913,677	406,985,227	94,904,157	406,975,707

Basic and diluted net income (loss) per Class A share	$(0.62)	$(0.67)	$(1.36)	$(1.37)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units
Three months ended:
June 30, 2008	27,641,251
June 30, 2007	25,705,670
Six months ended June 30, 2008	27,729,198
Period from January 17, 2007 to June 30, 2007	21,993,462

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Class A shares	94,500,351	94,500,350	94,500,351	81,136,426
Restricted Class A share units (A)	394,286	394,286	394,286	202,589
Restricted Class A shares	104,219	97,296	100,757	76,331
Restricted Class A share units	23,652,206	23,730,308	23,708,849	18,753,486
Fortress Operating Group units	312,071,550	312,071,550	312,071,550	316,939,744
Fortress Operating Group RPUs	25,208,791	—	12,604,396	—

Total	455,931,403	430,793,790	443,380,189	417,108,576

	As of June 30, 2008	As of December 31, 2007
Class A shares	94,500,351	94,500,350
Restricted Class A share units (A)	394,286	394,286
Restricted Class A shares	104,455	97,296
Restricted Class A share units	24,171,891	23,906,779
Fortress Operating Group units	312,071,550	312,071,550
Fortress Operating Group RPUs	31,000,000	—

Total	462,242,533	430,970,261

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the six months ended June 30, 2008 are summarized as follows:

	Declared in Prior Year, Paid Current Year	Current Year
		Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$21,285	$21,286	$21,286	$42,572
Dividend equivalents on restricted Class A share units (A)	5,428	5,387	5,527	10,914
Distributions to Fortress Operating Group unit holders (Principals)	60,176	73,246	70,216	143,462
Distributions to Fortress Operating Group RPU holders (Note 7)	—	—	6,975	6,975

Total distributions	$86,889	$99,919	$104,004	$203,923

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2007.

Private Equity Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $183.3 million as of June 30, 2008. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in New York, Atlanta, Charlotte, Chicago, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, Munich, New Canaan, Rome, San Diego, San Francisco, Shanghai, Sydney, Tokyo, and Toronto.

Minimum future rent payments under these leases is as follows:

July 1 to December 31, 2008	$9,124
2009	18,930
2010	15,087
2011	12,141
2012	10,508
2013	9,791
Thereafter	31,021

Total	$106,602

Rent expense recognized on a straight-line basis during the six months ended June 30, 2008 and 2007 was $9.3 million and $7.4 million, respectively, and during the three months ended June 30, 2008 and 2007 was $4.5 million and $3.8 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2008, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (“FIG”). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which FIG is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, Fortress filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety. The plaintiffs were granted a period of 30 days from April 30, 2008 in which to file an amended complaint, after which the parties entered into a preliminary settlement, which will be paid in its entirety by Brookdale.

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

JUNE 30, 2008

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

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds,

d.	subtracting unrealized gains (or adding unrealized losses) from the Castles subsequent to the election of the fair value option under SFAS 159,

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

(v)	adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the LTIP),

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated		Fortress Subtotal
June 30, 2008 and the Six Months Then Ended
Segment revenues
Management fees	$84,330	$27,655	$110,325	$73,455	$—	$—		$295,765
Incentive income	28,741	12	17,040	872	—	—		46,665

Segment revenues - total	$113,071	$27,667	$127,365	$74,327	$—	$—		$342,430

Pre-tax distributable earnings	$81,886	$8,204	$45,426	$11,279	$(30,656)	$7		$116,146

Total segment assets	$10,023	$16,741	$20,452	$5,474	$1,351,895	$588,506		$1,993,091

						(A	)

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues	$342,430	$46,546	$388,976

Pre-tax distributable earnings / net income	$116,146	$(240,619)	$(124,473)

Total assets	$1,993,091	$(49,256)	$1,943,835

(A)	Unallocated assets include deferred tax assets of $512.2 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

June 30, 2008 and the Six Months Then Ended

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*		$325
Adjust incentive income		9,434
Adjust income from the receipt of options		—
Other revenues*		36,787

Total adjustments		$46,546

* Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(26,077)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	35,494
Incentive income received from private equity funds, not subject to contingent repayment	17
Incentive income received from hedge funds, subject to annual performance achievement	—
Reserve for clawback	—

		9,434
Adjust other income
Distributions of earnings from equity method investees**	(367)
Earnings (losses) from equity method investees**	(67,483)
Gains (losses) on options in equity method investees	(15,426)
Unrealized gains (losses) on Castles	(20,975)
Impairment of investments	9,507
Adjust income from the receipt of options	—

		(94,744)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(88,507)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	9,648
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(4)

		(78,863)
Adjust Principals’ equity-based compensation expense		(474,734)
Adjust Principals’ interests related to Fortress Operating Group units		403,591
Adjust income taxes		(5,303)

Total adjustments		$(240,619)

** This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value		$—
Adjust equity investments from cost		(92,966)
Adjust investments gross of employee portion		42,839
Adjust option investments to intrinsic value		871

Total adjustments		$(49,256)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Subtotal
Three Months Ended June 30, 2008
Segment revenues
Management fees	$42,550	$13,961	$57,606	$36,611	$—	$—	$150,728
Incentive income	—	—	14,345	447	—	—	14,792

Segment revenues - total	$42,550	$13,961	$71,951	$37,058	$—	$—	$165,520

Pre-tax distributable earnings	$31,942	$3,928	$30,695	$9,231	$(17,326)	$(31)	$58,439

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues	$165,520	$22,576	$188,096

Pre-tax distributable earnings / net income	$58,439	$(113,995)	$(55,556)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2008

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*		$162
Adjust incentive income		3,535
Adjust income from the receipt of options		—
Other revenues*		18,879

Total adjustments		$22,576

* Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$—
Incentive income accrued from private equity funds, no longer subject to contingent repayment	3,535
Incentive income received from private equity funds, not subject to contingent repayment	—
Incentive income received from hedge funds, subject to annual performance achievement	—
Reserve for clawback	—

		3,535
Adjust other income
Distributions of earnings from equity method investees**	(2)
Earnings (losses) from equity method investees**	(26,841)
Gains (losses) on options in equity method investees	(2,933)
Unrealized gains (losses) on Castles	(3,651)
Impairment of investments	9,507
Adjust income from the receipt of options	—

		(23,920)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(52,906)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—

		(52,906)
Adjust Principals’ equity-based compensation expense		(237,367)
Adjust Principals’ interests related to Fortress Operating Group units		194,714
Adjust income taxes		1,949

Total adjustments		$(113,995)

** This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
Six Months Ended June 30, 2007
Segment revenues
Management fees	$62,616	$22,746	$69,341	$60,720	$—	$—	$215,423
Incentive income	190,298	17,905	158,199	84,369	—	—	450,771

Segment revenues - total	$252,914	$40,651	$227,540	$145,089	$—	$—	$666,194

Pre-tax distributable earnings	$166,843	$18,938	$105,387	$49,314	$29,641	$(7,286)	$362,837

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$666,194	$317,114	$(269,607)	$(29,252)	$684,449

Pre-tax distributable earnings / net income	$362,837	$(326,375)	$326,375	$(355,825)	$7,012

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Six Months Then Ended June 30, 2007

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

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(138,822)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	211,942
Incentive income received from private equity funds, not subject to contingent repayment	(51,476)
Incentive income received from hedge funds, subject to annual performance achievement	(83,437)
Reserve for clawback	—

		(61,793)
Adjust other income
Distributions of earnings from equity method investees**	(12,326)
Earnings (losses) from equity method investees**	(19,248)
Gains (losses) on options in equity method investees, treated as derivatives	(24,456)
Adjust income from the receipt of options	2,006

		(54,024)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(67,363)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(19,657)

		(87,020)
Adjust Principals’ equity-based compensation expense		(380,933)
Adjust Principals’ interests related to Fortress Operating Group units		247,401
Adjust income taxes		(19,456)

Total adjustments		$(355,825)

**     This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
Three Months Ended June 30, 2007
Segment revenues
Management fees	$35,852	$11,841	$38,400	$31,707	$—	$—	$117,800
Incentive income	—	14,217	112,920	38,264	—	—	165,401

Segment revenues - total	$35,852	$26,058	$151,320	$69,971	$—	$—	$283,201

Pre-tax distributable earnings	$28,070	$13,883	$74,871	$17,534	$13,650	$(4,752)	$143,256

	Fortress Unconsolidated Subtotal	Reconciliation to GAAP	Fortress Consolidated
Revenues	$283,201	$(15,082)	$268,119

Pre-tax distributable earnings / net income	$143,256	$(198,387)	$(55,131)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2007

Reconciling items between segment measures and GAAP measures:

Adjustments from segment revenues to GAAP revenues
Adjust management fees*		$325
Adjust incentive income		(32,376)
Adjust income from the receipt of options		1,195
Other revenues*		15,774

Total adjustments		$(15,082)

*Segment revenues do not include GAAP other revenues; GAAP other revenues are included elsewhere in the calculation of distributable earnings
Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$—
Incentive income accrued from private equity funds, no longer subject to contingent repayment	5,502
Incentive income received from private equity funds, not subject to contingent repayment	—
Incentive income received from hedge funds, subject to annual performance achievement	(37,878)
Reserve for clawback	—

		(32,376)
Adjust other income
Distributions of earnings from equity method investees**	(2,433)
Earnings (losses) from equity method investees**	(8,098)
Gains (losses) on options in equity method investees, treated as derivatives	(29,606)
Adjust income from the receipt of options	1,195

		(38,942)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(28,934)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(19,657)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(569)

		(49,160)
Adjust Principals’ equity-based compensation expense		(242,659)
Adjust Principals’ interests related to Fortress Operating Group units		169,759
Adjust income taxes		(5,009)

Total adjustments		$(198,387)

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Total
Six Months Ended June 30,
2008	$546	$374	$1,495	$1,486	$971	$4,872
2007	$482	$426	$1,211	$1,229	$845	$4,193
Three Months Ended June 30,
2008	$287	$182	$767	$714	$486	$2,436
2007	$243	$212	$631	$653	$445	$2,184

11. SUBSEQUENT EVENTS

In July 2008, three of the Principals invested an aggregate of $14.4 million in preferred equity interests of a subsidiary of one of the private equity Fortress Funds. The preferred equity does not pay a dividend.

12. PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma statement of operations and statement of cash flows information for the six months ended June 30, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Six Months Ended June 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$161,965	$53,072	$215,037
Incentive income from affiliates	177,189	211,682	388,871
Other revenues	36,265	(3,232)	33,033
Interest and dividend income - investment company holdings	309,030	(309,030)	—

	684,449	(47,508)	636,941

Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	18,731	—	18,731
Compensation and benefits	405,300	(9,805)	395,495
Principals agreement compensation	380,933	—	380,933
General, administrative and other	62,908	(22,024)	40,884
Depreciation and amortization	4,193	—	4,193

	1,004,685	(164,449)	840,236

Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	54	—	54
Net realized gains from affiliate investments	145,493	—	145,493
Net unrealized gains (losses)	(677)	—	(677)
Net unrealized gains (losses) from affiliate investments	(167,166)	—	(167,166)
Earnings from equity method investees	7,427	3,231	10,658

	(662,346)	650,708	(11,638)

Income (loss) before Deferred Incentive Income, Principals’ and Others’
Interests in Income of Consolidated Subsidiaries and Income Taxes	(982,582)	767,649	(214,933)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	702,016	(460,615)	241,401

Income Before Income Taxes	26,468	—	26,468
Income tax expense	(19,456)	—	(19,456)

Net Income	$7,012	$—	$7,012

Total comprehensive income for this period was calculated as follows:
Comprehensive income
Net income			$7,012
Foreign currency translation			97
Net unrealized (loss) on derivatives designated as cash flow hedges			(8)
Comprehensive income (loss) from equity method investees			(2,652)
Allocation to Principals’ and others’ interests un equity of consolidated subsidiaries			463

Total comprehensive income			$4,912

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Six Months Ended June 30, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income	$7,012 $	$—	7,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,193	—	4,193
Other amortization and accretion	1,275	(483)	792
Earnings from equity method investees	(7,427)	(3,231)	(10,658)
Distributions of earnings from equity method investees	4,211	3,231	7,442
(Gains) losses from investments	669,773	(647,477)	22,296
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(311,174)	307,034	(4,140)
Principals’ and others’ interests in income of consolidated subsidiaries	(702,016)	460,615	(241,401)
Deferred tax expense	2,484	—	2,484
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	1,717	—	1,717
Equity-based compensation	445,233	—	445,233
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	186,215	65,445	251,660
Receivables from brokers and counterparties and other assets	(9,106)	32,131	23,025
Accrued compensation and benefits	72,733	(144)	72,589
Due to affiliates	(8,380)	8,594	214
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	65,592	(87,935)	(22,343)
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—

Net cash provided by (used in) operating activities	(1,452,996)	1,996,820	543,824

Cash Flows From Investing Activities
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(58,004)	(148,812)	(206,816)
Distributions of capital from equity method investments	39,906	22,685	62,591
Proceeds from sale of equity method investees	29,071	—	29,071
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(7,136)	125	(7,011)

Net cash used in investing activities	4,286	(126,002)	(121,716)

Cash Flows From Financing Activities
Borrowings under debt obligations	1,924,070	(1,564,070)	360,000
Repayments of debt obligations	(2,010,025)	1,312,872	(697,153)
Payment of deferred financing costs	(6,656)	660	(5,996)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends paid	(16,542)	—	(16,542)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	3,193,618	(3,183,682)	9,936
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(1,808,987)	1,563,402	(245,585)

Net cash provided by (used in) financing activities	1,709,035	(1,870,818)	(161,783)

Net Increase in Cash and Cash Equivalents	260,325	—	260,325
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120

Cash and Cash Equivalents, End of Period	$321,445	$—	$321,445

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

NOTE 13 – CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended, June 30, 2008.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of June 30, 2008
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$234,628	$20,527	$—	$255,155
Due from affiliates	141,765	1,615	(1,615)	141,765
Investments
Equity method investees	961,123	42,438	(42,438)	961,123
Options in affiliates	871	—	—	871
Deferred tax asset	7,247	504,990	—	512,237
Other assets	67,495	5,189	—	72,684

	$1,413,129	$574,759	$(44,053)	$1,943,835

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$126,040	$—	$—	$126,040
Due to affiliates	71,443	393,266	—	464,709
Dividends payable	1,615	21,286	(1,615)	21,286
Deferred incentive income	164,144	—	—	164,144
Debt obligations payable	800,000	—	—	800,000
Other liabilities	40,239	—	—	40,239

	1,203,481	414,552	(1,615)	1,616,418
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	52,826	5,894	114,384	173,104
Shareholders’ Equity
Paid-in capital	1,083,788	469,319	(1,083,788)	469,319
Retained earnings (accumulated deficit)	(930,746)	(315,564)	930,746	(315,564)
Accumulated other comprehensive income (loss)	3,780	558	(3,780)	558

	156,822	154,313	(156,822)	154,313

	$1,413,129	$574,759	$(44,053)	$1,943,835

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$293,662	$—	$—	$293,662
Incentive income from affiliates	55,444	—	—	55,444
Other revenues	39,829	41	—	39,870

	388,935	41	—	388,976

Expenses
Interest expense	20,224	—	—	20,224
Compensation and benefits	264,479	—	—	264,479
Principals agreement compensation	474,734	—	—	474,734
General, administrative and other	36,462	—	(146)	36,316
Depreciation and amortization	4,872	—	—	4,872

	800,771	—	(146)	800,625

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	1,674	—	—	1,674
Net realized gains (losses) from affiliate investments	155	—	—	155
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(36,401)	—	—	(36,401)
Earnings (losses) from equity method investees	(75,629)	(122,182)	122,182	(75,629)

	(110,201)	(122,182)	122,182	(110,201)

Income (Loss) Before Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(522,037)	(122,141)	122,328	(521,850)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	(910)	—	403,590	402,680

Income Before Income Taxes	(522,947)	(122,141)	525,918	(119,170)
Income tax benefit (expense)	(2,971)	(2,332)	—	(5,303)

Net Income (Loss)	$(525,918)	$(124,473)	$525,918	$(124,473)

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2008

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(525,918)	$(124,474)	$525,919	$(124,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,872	—	—	4,872
Other amortization and accretion	1,420	—	—	1,420
(Earnings) losses from equity method investees	75,629	122,183	(122,183)	75,629
Distributions of earnings from equity method investees	2,792	—	—	2,792
(Gains) losses from investments	34,572	—	—	34,572
Deferred incentive income, net	(35,494)	—	—	(35,494)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	910	—	(403,590)	(402,680)
Deferred tax (benefit) expense	(2,440)	(994)	—	(3,434)
Equity-based compensation	556,131	—	—	556,131
Cash flows due to changes in
Due from affiliates	14,841	—	—	14,841
Other assets	(1,639)	2,541	—	902
Accrued compensation and benefits	(124,550)	—	—	(124,550)
Due to affiliates	(1,066)	—	—	(1,066)
Deferred incentive income	26,077	—	—	26,077
Other liabilities	7,184	596	(146)	7,634

Net cash provided by (used in) operating activities	33,321	(148)	—	33,173

Cash Flows From Investing Activities
Contributions to equity method investees	(82,343)	—	—	(82,343)
Distributions of capital from equity method investees	182,072	60,115	(60,115)	182,072
Purchase of fixed assets	(3,906)	—	—	(3,906)
Proceeds from disposal of fixed assets	53	—	—	53

Net cash provided by (used in) investing activities	95,876	60,115	(60,115)	95,876

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	—	—	450,000
Repayments of debt obligations	(185,000)	—	—	(185,000)
Payment of deferred financing costs	(5,060)	—	—	(5,060)
Dividends and dividend equivalents paid	(203,788)	(42,570)	193,537	(52,821)
Principals’ and others’ interests in consolidated subsidiaries - distributions	145	—	—	145
Principals’ and others’ interests in consolidated subsidiaries - contributions	(48,145)	—	(133,422)	(181,567)

Net cash provided by (used in) financing activities	8,152	(42,570)	60,115	25,697

Net Increase (Decrease) in Cash and Cash Equivalents	137,349	17,397	—	154,746
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$234,628	$20,527	$—	$255,155

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the six months ended June 30, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, “Financial Statements – Pro Forma Financial Information.”

General

Our Business

Fortress is a leading global alternative asset manager with approximately $35.1 billion in AUM as of June 30, 2008. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of June 30, 2008, we managed alternative assets in two core businesses:

Private Equity Funds  —  a business that manages approximately $17.0 billion of AUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Hedge Funds  —  a business that manages approximately $18.1 billion of AUM comprised of two business segments; (i) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

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

Management assesses the net performance of each segment based on its “distributable earnings.” Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather distributable earnings is a supplemental measure of the value created during any period which management uses in its determination of its periodic distributions to its dividend paying share and unit holders. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

Market Considerations

Our revenues consist primarily of (i) management fees which are based on the size of our funds, (ii) incentive income which is based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to grow our revenues depends on our ability to attract new capital and investors, both at Fortress and within our funds, which in turn depends on our ability to successfully invest our capital and our funds’ capital. The primary market factors that impact this are:

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

Furthermore, we are impacted by trends in investment behavior:

•

We have identified areas within other economies where we believe opportunities have been favorable for investment, such as Germany and the United Kingdom. Partially as a result of the globalization of our operations and the internationalization of our investments, we continue to identify what we believe to be attractive investment opportunities in new markets, most recently including Asia.

•

Institutions, high net worth individuals and other investors (including sovereign wealth funds) are increasing their allocations of capital to the alternative investment sector. As a leader in this sector based on the size, diversity and historical performance of our funds, we have been and continue to be able to attract a significant amount of new capital, at least in part as a result of this trend.

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

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the Fortress Funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if current challenging conditions, as discussed below, persist or intensify.

Over the past year, disruption in the U.S. and other credit markets has adversely affected the availability of credit and the financial markets in general. In addition, U.S., European and other equity markets have become less favorable for IPOs and other issuances. This disruption has negatively impacted the markets in which we operate in a number of ways:

•

We have benefited in recent years from relatively tight interest rate spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates. Over the past several months, interest rate spreads have widened significantly. This widening will typically increase our costs when financing our investments using debt, which in turn reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds, including investments in our hedge funds. A reduction in the value of our hedge funds’ investments directly impacts our management fees and incentive income from such funds.

•

Moreover, there currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we and the funds we manage have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing such funds, and the reduced availability of attractive financing, has reduced our returns.

•

Many market participants have become increasingly uncertain about the health of a number of investment banks and other financial institutions, the most notable example being the recent events involving the solvency of Bear Stearns. Certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. This uncertainty has intensified the ongoing disruption in the global financial markets. A failure by a large financial institution would have a meaningfully negative impact on the financial markets in which we operate.

•

There has been a reduction in market trading activity. This reduction has made the valuation of investments more difficult and, in our opinion, has resulted in relatively conservative valuations by third party brokers and pricing agents.

•

The per share market prices of the investments held by our private equity funds in public companies have decreased substantially. This, in turn, has contributed to a significant decrease in our public company surplus. A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced.

•

As a result of the above factors, our first half 2008 distributable earnings, as defined in “- Segment Analysis” below, is lower than the amount of dividends we have paid in respect of such period. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. In addition, our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. While we expect returns on these investments, in the aggregate, to ultimately exceed their carrying amount, if they were liquidated at their current NAV (although we have no present intention of doing so), the result would be an impairment of approximately $172 million. Furthermore, the current ratio of our distributable earnings to our AUM is lower than it has been historically due to a decrease in incentive income generated.

We do not currently know the full extent to which this disruption will affect us or the markets in which we operate. If the disruption continues, or results in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, obtaining investment financing and making investments on attractive terms, and may need to make corresponding fundamental changes in our investment practices. However, to date we have been able to continue raising capital for our funds, both through new and existing funds, which serves both to increase our AUM and our management fee income and to give us a significant amount of capital available to be invested at a time when we believe attractive returns in distressed and other asset classes are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following table compares results of operations for the six months ended June 30, 2008 to our pro forma results of operations for the six months ended June 30, 2007 on a deconsolidated basis. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of the deconsolidation.

		Six Months Ended June 30, 2007
	Six Months Ended June 30, 2008	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$293,662	$161,965	$53,072	$215,037	$78,625
Incentive income from affiliates	55,444	177,189	211,682	388,871	(333,427)
Other revenues	39,870	36,265	(3,232)	33,033	6,837
Interest and dividend income - investment company holdings	—	309,030	(309,030)	—	—

	388,976	684,449	(47,508)	636,941	(247,965)

Expenses
Interest expense	20,224	151,351	(132,620)	18,731	1,493
Compensation and benefits	264,479	405,300	(9,805)	395,495	(131,016)
Principals agreement compensation	474,734	380,933	—	380,933	93,801
General, administrative and other expense (including depreciation and amortization)	41,188	67,101	(22,024)	45,077	(3,889)

	800,625	1,004,685	(164,449)	840,236	(39,611)

Other Income (Loss)
Net gains (losses) - investment company holdings	—	(647,477)	647,477	—	—
Net gains (losses) - other investments	(34,572)	(22,296)	—	(22,296)	(12,276)
Earnings (losses) from equity method investees	(75,629)	7,427	3,231	10,658	(86,287)

	(110,201)	(662,346)	650,708	(11,638)	(98,563)

Income (Loss) Before
Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(521,850)	(982,582)	767,649	(214,933)	(306,917)
Deferred incentive income	—	307,034	(307,034)	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	402,680	702,016	(460,615)	241,401	161,279

Income (Loss) Before Income Taxes	(119,170)	26,468	—	26,468	(145,638)
Income tax benefit (expense)	(5,303)	(19,456)	—	(19,456)	14,153

Net Income (Loss)	$(124,473)	$7,012	$—	$7,012	$(131,485)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Variance
Revenues
Management fees from affiliates	$149,605	$118,678	$30,927
Incentive income from affiliates	18,300	132,961	(114,661)
Other revenues	20,191	16,480	3,711
Interest and dividend income - investment company holdings	—	—	—

	188,096	268,119	(80,023)

Expenses
Interest expense	9,888	6,711	3,177
Compensation and benefits	137,460	187,783	(50,323)
Principals agreement compensation	237,367	242,659	(5,292)
General, administrative and other expense (including depreciation and amortization)	22,182	25,787	(3,605)

	406,897	462,940	(56,043)

Other Income (Loss)
Net gains (losses) - investment company holdings	—	—	—
Net gains (losses) - other investments	(6,615)	(29,017)	22,402
Earnings (losses) from equity method investees	(26,500)	7,231	(33,731)

	(33,115)	(21,786)	(11,329)

Income (Loss) Before
Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(251,916)	(216,607)	(35,309)
Deferred incentive income	—	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	194,411	166,485	27,926

Income (Loss) Before Income Taxes	(57,505)	(50,122)	(7,383)
Income tax benefit (expense)	1,949	(5,009)	6,958

Net Income (Loss)	$(55,556)	$(55,131)	$(425)

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 707 employees as of June 30, 2007 to 880 employees as of June 30, 2008. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, “Financial Statements - Equity-Based Compensation” as a means to provide an additional financial incentive to retain our existing and future employees.

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

Revenues

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007 (A)	Variance	2008	2007	Variance
Management fees from affiliates	$293,662	$215,037	$78,625	$149,605	$118,678	$30,927
Incentive income from affiliates	55,444	388,871	(333,427)	18,300	132,961	(114,661)
Other revenues	39,870	33,033	6,837	20,191	16,480	3,711

Total Revenues	$388,976	$636,941	$(247,965)	$188,096	$268,119	$(80,023)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months ended June 30, 2008 compared with the six months ended June 30, 2007, total revenues decreased as a result of the following:

Management fees from affiliates increased by $78.6 million primarily due to the net effect of increases in average AUM of $3.6 billion, $0.4 billion, $3.0 billion and $2.0 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM generated $73.2 million of additional management fees.

Incentive income from affiliates decreased by $333.4 million as a result of $38.2 million of incentive income recognized from our private equity funds for the six months ended June 30, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $211.9 million of incentive income recognized from our private equity funds for the six months ended June 30, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds and our Castles contributed additional decreases of $141.8 million and $17.9 million, respectively, in incentive income primarily due to lower returns.

Other revenues increased by $6.8 million due to $9.7 million of additional expense reimbursements from our funds, which are recorded gross on our statement of operations, and dividend income of $1.0 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), which were offset by a decrease in interest income of $4.5 million.

Three months ended June 30

For the three months ended June 30, 2008 compared with the three months ended June 30, 2007, total revenues decreased as a result of the following:

Management fees from affiliates increased by $30.9 million primarily due to the net effect of increases in average AUM of $1.7 billion, $0.3 billion, $2.2 billion and $1.5 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM drove $28.4 million of additional management fees.

Incentive income from affiliates decreased by $114.7 million as a result of $3.5 million of incentive income recognized from our private equity funds for the three months ended June 30, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $5.5 million of incentive income recognized from our private equity funds for the three months ended June 30, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds and our Castles contributed additional decreases of $98.6 million and $14.2 million, respectively, in incentive income primarily due to lower returns.

Other revenues increased by $3.7 million primarily due to $5.7 million of additional expense reimbursements from our funds, which are recorded gross on our statement of operations, and dividend income of $0.3 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), which were offset by a decrease in interest income of $2.6 million.

Expenses

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007 (A)	Variance	2008	2007	Variance
Interest expense	$20,224	$18,731	$1,493	$9,888	$6,711	$3,177
Compensation and benefits	264,479	395,495	(131,016)	137,460	187,783	(50,323)
Principals agreement compensation	474,734	380,933	93,801	237,367	242,659	(5,292)
General, administrative and other (including depreciation and amortization)	41,188	45,077	(3,889)	22,182	25,787	(3,605)

Total Expenses	$800,625	$840,236	$(39,611)	$406,897	$462,940	$(56,043)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months ended June 30, 2008 compared with the six months ended June 30, 2007, total expenses increased as a result of the following:

Interest expense increased by $1.5 million primarily due to an increase of $2.7 million in interest expense due to higher average borrowings in 2008 and an increase of $0.6 million due to an increase in the amortization of financing costs associated with the amendment to our credit facility in May 2007, offset by a $2.0 million write off of financing expenses related to the partial paydown of our credit facility during the six months ended June 30, 2007.

Compensation and benefits decreased by $131.0 million primarily due to a decrease in profit sharing compensation of $183.3 million, offset by an increase due to growth in our employee population of $26.8 million, a $7.0 million discretionary bonus declared during the first quarter of 2008 to one senior employee, and an increase in equity based compensation of $18.3 million due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit-sharing compensation decreased due largely to greater private equity realization events in the first six months of 2007 than in the first six months of 2008, and decreased profit from our liquid and hybrid hedge funds. Our average headcount for the six months ended June 30, 2008 grew 29 % compared to the six months ended June 30, 2007.

Principals agreement compensation increased by $93.8 million because there was not a full six months of amortization in 2007. In connection with the initial public offering in February 2007, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who remain employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses decreased by $3.9 million, primarily as a result of a decrease in professional fees and consulting fees of $8.3 million relating to our transition to being a public company during 2007 offset by an increase of $3.4 million in office and administrative costs to support a significantly larger workforce and increased infrastructure demands, and an increase in other general expenses related to being a public company of $1.0 million.

Three months ended June 30

For the three months ended June 30, 2008 compared with the three months ended June 30, 2007, total expenses increased as a result of the following:

Interest expense increased by $3.2 million primarily due to a $2.9 million increase in interest expense related to higher average borrowings in 2008, and an increase of $0.3 million due to an increase in the amortization of financing costs associated with the amendment to our credit facility in May 2007.

Compensation and benefits decreased by $50.3 million primarily due to a decrease in profit sharing compensation of $82.3 million, offset by an increase in equity based compensation of $24.1 million, primarily due to 31 million FOG RPUs granted in April 2008 (see discussion below), and an increase due to growth in our employee population of $5.9 million. Profit-sharing compensation decreased due largely to greater private equity realization events in the second quarter of 2007 than in the second quarter of 2008, and decreased profit from our liquid and hybrid hedge funds. Our average headcount for the three months ended June 30, 2008 grew 25% compared to the three months ended June 30, 2007.

Principals agreement compensation is being amortized over the term of the agreement.

General, administrative and other expenses decreased by $3.6 million, primarily as a result of a decrease in professional fees and consulting fees of $5.0 million relating to our transition to being a public company during 2007 offset by an increase of $0.4 million in office and administrative costs to support a significantly larger workforce and increased infrastructure demands, and a $1.0 million increase in other general expenses related to being a public company.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $1,027.7 million with a weighted average recognition period of 4.6 years.

In April 2008, we granted 31 million Fortress Operating Group (“FOG”) restricted partnership units (“RPUs”) to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The interests will vest into full capital interests in FOG units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. In connection with this grant, we have reduced the employee’s profit sharing interests in various Fortress Funds.

Other Income (Loss)

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007 (A)	Variance	2008	2007	Variance
Gains (losses) - other investments	$(34,572)	$(22,296)	$(12,276)	$(6,615)	$(29,017)	$22,402
Earnings (losses) from equity method investees	(75,629)	10,658	(86,287)	(26,500)	7,231	(33,731)

Total Other Income (Loss)	$(110,201)	$(11,638)	$(98,563)	$(33,115)	$(21,786)	$(11,329)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Six months ended June 30

For the six months ended June 30, 2008 compared with the six months ended June 30, 2007, total other income (loss) decreased as a result of the following:

Gains (losses) – other investments decreased by $12.3 million primarily due to the net effect of:

•

recognition of an unrealized loss of $21.0 million for the six months ended June 30, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159; and

•

recognition of an unrealized loss of $15.5 million for the six months ended June 30, 2008 on our options in our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized loss of $24.7 million for the six months ended June 30, 2007.

Earnings (losses) from equity method investees decreased by $86.3 million primarily due to the net effect of (i) the recognition of a $75.6 million net loss from equity method investees in 2008 as a result of a $77.1 million loss attributable to investments in our private equity funds and hybrid hedge funds offset by our share of income from investments in our liquid hedge funds and other investments of $1.5 million compared to (ii) the recognition of $10.7 million in earnings on our equity method investments for the six months ended June 30, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Three months ended June 30

For the three months ended June 30, 2008 compared with the three months ended June 30, 2007, total other income (loss) decreased as a result of the following:

Gains (losses) – other investments increased by $22.4 million primarily due to the net effect of:

•

recognition of an unrealized loss of $3.7 million for the three months ended June 30, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159; and

•

recognition of an unrealized loss of $2.7 million for the three months ended June 30, 2008 on our options in our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized loss of $29.8 million for the three months ended June 30, 2007.

Earnings (losses) from equity method investees decreased by $33.7 million primarily due to the net effect of (i) the recognition of a $26.5 million net loss from equity method investees in 2008 as a result of a $28.6 million loss attributable to investments in our private equity funds and liquid hedge funds offset by our share of income from investments in our hybrid hedge funds and other investments of $2.1 million compared to (ii) the recognition of $7.2 million in earnings on our equity method investments for the three months ended June 30, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Income Tax Benefit (Expense)

For the six and three months ended June 30, 2008, Fortress recognized income tax expense (benefit) of $5.3 and ($1.9 million), respectively. For the six and three months ended June 30, 2007, Fortress recognized income tax expense (benefit) of $19.5 million and $5.0 million, respectively. The primary reasons for the decrease in income tax expense for the six and three months ended June 30, 2008 compared to the six and three months ended June 30, 2007 are (i) a decrease in pre-tax book income; and (ii) a change in the mix of business segments producing income, which may be subject to tax at different rates.

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

b.	subtracting gains (or adding losses) on stock options held in the Castles,

c.	subtracting unrealized gains (or adding unrealized losses) from our consolidated private equity funds,

d.	subtracting unrealized gains (or adding unrealized losses) from the Castles subsequent to the election of the fair value option under SFAS 159,

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

(iv)	adding or subtracting, as necessary, the employee profit sharing in (i) above to match the timing of the expense with the revenue,

(v)	adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the LTIP),

(vi)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals,

(vii)	adding the income (or subtracting the loss) allocable to the principals’ interests attributable to Fortress Operating Group units, and

(viii)	adding back income tax expense and any expense recorded in connection with the tax receivable agreement.

Private Equity Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Management Fees	$84,330	$62,616	$21,714	$42,550	$35,852	$6,698
Incentive Income	28,741	190,298	(161,557)	—	—	—

Segment revenues - total	$113,071	$252,914	$(139,843)	$42,550	$35,852	$6,698

Pre-tax distributable earnings	$81,886	$166,843	$(84,957)	$31,942	$28,070	$3,872

Six months ended June 30

Pre-tax distributable earnings decreased by $85.0 million mainly due to:

•

a $21.7 million increase in management fees. Management fees increased mainly due to (i) $26.6 million of management fees generated by the creation of new private equity funds, most notably Fund V, Fund V Coinvestment, Florida Coinvestment Fund and Mortgage Opportunities Fund, and (ii) an increase in AUM from Holiday Investment Fund (“FHIF”), which resulted in an increase in management fees of $2.2 million. These increases to management fees were partially offset by a decrease of $2.2 million in management fees collected from Fortress Residential Investment Deutschland (“FRID”) as a result of distributions to investors (which reduces AUM) during 2007, a decrease of $2.4 million from Fund III as a result of the NAV of a portfolio company declining below its invested capital, and a decrease of $3.1 million from Fund IV, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments);

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

•	a $5.2 million increase in operating expenses mainly driven by an increase in headcount.

Three months ended June 30

Pre-tax distributable earnings increased by $3.9 million mainly due to:

•

a $6.7 million increase in management fees. Management fees increased mainly due to (i) $9.7 million of management fees generated by the creation of new private equity funds, most notably Fund V, Fund V Coinvestment, Florida Coinvestment Fund and Mortgage Opportunities Fund, offset by (ii) a decrease of $1.1 million in management fees collected from Fortress Residential Investment Deutschland (“FRID”) as a result of distributions to investors (which reduces AUM) during 2007, a decrease of $1.2 million from Fund III as a result of the NAV of a portfolio company declining below its invested capital, and a decrease of $1.5 million from Fund IV, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments);

•	a $2.6 million increase in operating expenses mainly driven by an increase in headcount.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Management Fees	$27,655	$22,746	$4,909	$13,961	$11,841	$2,120
Incentive Income	12	17,905	(17,893)	—	14,217	(14,217)

Segment revenues - total	$27,667	$40,651	$(12,984)	$13,961	$26,058	$(12,097)

Pre-tax distributable earnings	$8,204	$18,938	$(10,734)	$3,928	$13,883	$(9,955)

Six months ended June 30

Pre-tax distributable earnings decreased by $10.7 million primarily due to:

•

a $4.9 million net increase in management fees. Management fees primarily increased due to (i) $2.6 million as a result of the growth of average AUM, and (ii) $2.3 million as a result of changes in foreign currency exchange rates;

•

a $13.2 million net decrease in incentive income. Incentive income decreased by $17.9 million which was offset by a decrease in the employees’ share of incentive income of $4.7 million reflected as profit sharing compensation expense. The decrease of $17.9 million was primarily due to the recognition of incentive income generated by Newcastle and Eurocastle as a result of FFO exceeding certain performance hurdles for the six months ended June 30, 2007. For the six months ended June 30, 2008, Newcastle’s and Eurocastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $2.4 million net increase in operating expenses primarily due to increases in general and administrative and other expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $10.0 million primarily due to:

•

a $2.1 million net increase in management fees. Management fees primarily increased due to (i) $1.0 million as a result of the growth of average AUM, and (ii) $1.1 million as a result of changes in foreign currency exchange rates;

•

a $10.8 million net decrease in incentive income. Incentive income decreased by $14.2 million which was offset a decrease in the employees’ share of incentive income of $3.4 million reflected as profit sharing compensation expense. The decrease of $14.2 million was primarily due to the recognition of incentive income generated by Newcastle and Eurocastle as a result of FFO exceeding certain performance hurdles for the three months ended June 30, 2007. For the three months ended June 30, 2008, Newcastle’s and Eurcastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $1.3 million net increase in operating expenses primarily due increases in general and administrative and other expenses.

Liquid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Management Fees	$110,325	$69,341	$40,984	$57,606	$38,400	$19,206
Incentive Income	17,040	158,199	(141,159)	14,345	112,920	(98,575)

Segment revenues - total	$127,365	$227,540	$(100,175)	$71,951	$151,320	$(79,369)

Pre-tax distributable earnings	$45,426	$105,387	$(59,961)	$30,695	$74,871	$(44,176)

Six months ended June 30

Pre-tax distributable earnings decreased by $60.0 million mainly due to:

•

a $42.1 million net increase in management fees. Management fees increased by $41.0 million and the employees’ share of management fees decreased by $1.1 million (due to a reduction in the employees’ percentage share of such fees). The $41.0 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which generated $26.5 million, $9.7 million and $6.0 million of additional management fees, respectively, partially offset by a decrease in non-affiliate management fees of $1.2 million;

•

an $87.9 million net decrease in incentive income. Incentive income decreased by $141.2 million partially offset by a corresponding decrease in the employees’ share of incentive income of $53.3 million, reflected as profit sharing compensation expense. The $141.2 million decrease in incentive income is primarily attributable to a decrease of $158.2 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by special investments and the new Commodities Fund of $2.0 million and $15.0 million, respectively; and

•	a $14.1 million increase in operating expenses mainly due to an increase in headcount.

Three months ended June 30

Pre-tax distributable earnings decreased by $44.2 million mainly due to:

•

an $18.9 million net increase in management fees. Management fees increased by $19.2 million partially offset by a corresponding increase in the employees’ share of management fees of $0.3 million. The $19.2 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which generated $12.3 million, $3.2 million and $3.8 million of additional management fees, respectively, partially offset by a decrease in non-affiliate management fees of $0.1 million;

•

a $55.9 million net decrease in incentive income. Incentive income decreased by $98.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $42.7 million, reflected as profit sharing compensation expense. The $98.6 million decrease in incentive income is primarily attributable to a decrease of $113.2 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by the new Commodities Fund of $14.6 million; and

•	a $7.2 million increase in operating expenses mainly due to an increase in headcount.

Hybrid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Management Fees	$73,455	$60,720	$12,735	$36,611	$31,707	$4,904
Incentive Income	872	84,369	(83,497)	447	38,264	(37,817)

Segment revenues - total	$74,327	$145,089	$(70,762)	$37,058	$69,971	$(32,913)

Pre-tax distributable earnings	$11,279	$49,314	$(38,035)	$9,231	$17,534	$(8,303)

Six months ended June 30

Pre-tax distributable earnings decreased by $38.0 million mainly due to:

•

an $11.2 million net increase in management fees. Management fees increased by $12.7 million partially offset by a corresponding increase in the employees’ share of management fees of $1.5 million. The $12.7 million increase in management fees was mainly a result of growth in AUM, which drove a $14.6 million increase, offset by a decrease of $0.8 million due to a decrease in the average management fee percentage earned, and a $1.1 million decrease in management fees from non-affiliate investments;

•

a $47.4 million net decrease in incentive income. Incentive income decreased by $83.5 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $36.1 million. The $83.5 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $95.9 million, partially offset by an increase of $12.4 million due to the change in the average capital eligible for incentive income; and

•	a $1.8 million increase in operating expenses primarily related to an increase in headcount.

Three months ended June 30

Pre-tax distributable earnings decreased by $8.3 million mainly due to:

•

a $4.0 million net increase in management fees. Management fees increased by $4.9 million partially offset by a corresponding increase in the employees’ share of management fees of $0.9 million. The $4.9 million increase in management fees was mainly a result of growth in AUM, which generated a $5.3 million increase, offset by a decrease of $0.3 million due to a decrease in the average management fee percentage earned, and a $0.1 million decrease in management fees from non-affiliate investments;

•

a $19.8 million net decrease in incentive income. Incentive income decreased by $37.8 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $18.0 million. The $37.8 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $41.7 million, partially offset by an increase of $3.9 million due to the change in the average capital eligible for incentive income; and

•	a $7.5 million decrease in operating expenses primarily related to a decrease in compensation expense.

Principal Investments

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Pre-tax distributable earnings (loss)	$(30,656)	$29,641	$(60,297)	$(17,326)	$13,650	$(30,976)

Six months ended June 30

Pre-tax distributable earnings decreased by $60.3 million mainly due to:

•

Private Equity funds: a $9.0 million decrease in net investment income primarily as a result of $9.4 million of realized gains (representing our share) mainly from an investment in a residential housing company during 2007, as compared to $0.4 million of realized gains in 2008;

•

Castles: a $10.3 million decrease in net investment income primarily as a result of a $9.5 million impairment on our shares held in Newcastle during 2008 and a decrease of $2.3 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $0.7 million recognized during the six months ended June 30, 2007;

•

Liquid hedge funds: a $6.9 million decrease in net investment income of which $7.2 million is mainly attributable to lower returns in 2008 and the distribution of previously earned fees which had generated $1.9 million of income for the six months ended June 30, 2007, partially offset by an increase of $2.9 million due to the change in our average investment balance;

•

Hybrid hedge funds: a $30.7 million decrease in net investment income. $22.8 million of the decrease was due to lower returns and $6.4 million of the decrease was due to the change in our average investment balance; and

•

Expenses: a $3.4 million decrease in net investment income primarily due to a $4.5 million decrease in interest income as a result of lower interest rates and lower average cash balances, and an increase of $2.7 million in interest expense due to higher average borrowings. This was offset by a $2.0 million write off of deferred financing expenses related to the partial paydown of our credit facility during the six months ended June 30, 2007, and gains of $2.0 million related to foreign currency translation during the six months ended June 30, 2008.

Three months ended June 30

Pre-tax distributable earnings decreased by $31.0 million mainly due to:

•	Private Equity funds: a $0.4 million decrease in net investment income primarily as a result of realized gains from certain investments in 2007;

•

Castles: a $10.4 million decrease in net investment income primarily as a result of a $9.5 million impairment on our shares held in Newcastle during 2008 and a decrease of $1.1 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $0.4 million recognized during the three months ended June 30, 2007;

•

Liquid hedge funds: a $4.6 million decrease in net investment income which is mainly attributable to a $3.6 million decrease resulting from lower returns in 2008 and the distribution of previously earned fees which had generated $1.0 million of income for the three months ended June 30, 2007;

•

Hybrid hedge funds: a $9.9 million decrease in net investment income. $5.1 million of the decrease was due to lower returns in 2008 and $4.1 million of the decrease was due to the change in our average investment balance; and

•

Expenses: a $5.7 million decrease in net investment income primarily due to a decrease of $2.6 million in interest income as a result of lower interest rates and lower average cash balances, and an increase of $2.9 million in interest expense as a result of higher average borrowings.

Unallocated

	Six Months Ended June 30,			Three Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
Pre-tax distributable earnings (loss)	$7	$(7,286)	$7,293	$(31)	$(4,752)	$4,721

Six months ended June 30

Pre-tax distributable earnings (loss) increased by $7.3 million. The increase in earnings is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

Three months ended June 30

Pre-tax distributable earnings (loss) increased by $4.7 million. The increase in earnings is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

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

We expect that our cash on hand and our cash flows from operating activities and available financing will satisfy our liquidity needs with respect to current commitments relating to investments and with respect to our debt obligations over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our commitments, relating to principal investments, through the generation of operating income, additional borrowings and potential equity offerings.

As of June 30, 2008, our material cash commitments and contractual cash requirements were related to our distributions, capital commitments to our funds, lease obligations and debt obligations.

Dividends / Distributions

On June 25, 2008, we declared a second quarter cash dividend of $0.225 per Class A share. The dividend was paid on July 11, 2008 to holders of record of our Class A shares on June 30, 2008. The aggregate amount of this dividend payment was $21.3 million. In connection with this dividend, a distribution of $70.2 million was declared from Fortress Operating Group to the principals, dividend equivalent payments of $5.5 million were made to holders of restricted Class A share units, and a distribution equivalent payment of $7.0 million was made to the holder of the Fortress Operating Group RPUs.

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

During the six months ended June 30, 2008, in addition to the distributions described above, Fortress Operating Group made distributions to the principals of $3.0 million (all of which was distributed prior to the issuance of the RPUs) in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2008 consisted of the following:

Private Equity Funds	Outstanding Commitment
Fund I	$12
Fund II	1,958
Fund III	2,249
Fund III Coinvestment	2
Fund IV	12,396
Fund IV Coinvestment	14
Fund V	89,824
Fund V Coinvestment	23
Fortress Residential Investment Deutschland	898
Holiday Investment Fund	11,446
Florida Coinvestment Fund	1,551
Long Dated Value Fund I	735
Long Dated Value Fund II	2,210
Long Dated Value Fund III	477
Real Assets Fund	31,062
Karols Development Co	8,529
Credit Opportunities Fund	19,739
Drawbridge Assets Overflow Fund	201

Total	$183,326

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

July 1, 2008 to December 31, 2008	$9,124
2009	18,930
2010	15,087
2011	12,141
2012	10,508
2013	9,791
Thereafter	31,021

Total	$106,602

Debt Obligations

As of June 30, 2008, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

In 2002, we borrowed $2.9 million collateralized by our interest in an aircraft (the “aircraft loan”). This loan bore interest at LIBOR plus 2.25%. We had hedged our exposure to the risk of changes in market interest rates with respect to this loan by entering into an interest rate swap, which fixed the effective interest rate on this loan at approximately 6.80% through maturity. In June 2007, we repaid all amounts outstanding under the aircraft loan and terminated the related interest rate swap.

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

In May 2007, we entered into a new $1 billion credit agreement (as amended, the “2007 Credit Agreement” or “our credit agreement”) in order to refinance the 2006 Credit Agreement described above, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility) and an $800 million term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bore interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20%, or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%. On February 1, 2008, the rate on LIBOR loans was reduced to LIBOR + 0.65% pursuant to the terms of the agreement. In addition, we were required to pay a commitment fee of 0.20% per annum on the unused portion of amounts available under our revolving credit facility. On April 17, 2008, we entered into an amendment to the 2007 Credit Agreement. The amendment, among other things, (i) permits us to issue an unlimited amount of subordinated indebtedness with specified terms so long as 40% of the net proceeds are used to repay amounts outstanding under the 2007 Credit Agreement, (ii) increased the applicable rate on Eurodollar loans and letters of credit by 20 basis points (making the current rate LIBOR plus 0.85%) and the undrawn commitment fee by 5 basis points (making the current fee 0.25%), (iii) added an amortization schedule requiring us to repay $100 million of amounts outstanding under the agreement each year during the next three years (with the first payment due on January 15, 2009), (iv) modified the financial covenants by (a) replacing the EBITDA-based financial covenant with a Consolidated Leverage Ratio covenant, (b) increasing the minimum amount of management fee earning assets by $3 billion to $21.5 billion (which minimum amount increases annually by $500 million) and (c) eliminating the annual $50 million increase in required minimum investment assets, and (v) revised various definitions and clarified terms with respect to swap providers who are lenders under the agreement. In addition, on May 29, 2008, we entered into an amendment of our credit agreement to change from a co-borrower structure to a single borrower structure.

The following table presents information regarding our debt obligations:

				June 30, 2008
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	June 30, 2008	December 31, 2007
Credit Agreement (2)
Revolving debt (3)	$—	$185,000	May 2012	0.00%	N/A
Term loan	350,000	350,000	May 2012	3.66%	3.86
Delayed term loan	450,000	—	May 2012	3.78%	1.67

Total	$800,000	$535,000		3.73%	2.63

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 2.48%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $189 million was undrawn and available under the revolving debt facility as of June 30, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized.

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of June 30, 2008, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of June 30, 2008. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which, including all amendments thereto, has been filed with the SEC.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, for the six months ended June 30, 2007.

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

As described above in “— Results of Operations,” our AUM has grown throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This growth is a result of the consolidated Fortress Funds raising and investing capital, and generating gains from investments, during these periods. Their cash flows are reflected in our statement of cash flows through their deconsolidation on March 31, 2007.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $33.2 million and ($1,453.0) million during the six months ended June 30, 2008 and 2007, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million which are reflected as operating activities pursuant to investment company accounting.

Investing Activities

Our net cash flow provided by (used in) investing activities was $95.9 million and $4.3 million during the six months ended June 30, 2008 and 2007, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($82.3) million and ($58.0) million during the six months ended June 30, 2008 and 2007, respectively, (ii) distributions of capital from equity method investees of $182.1 million and $39.9 million during the six months ended June 30, 2008 and 2007, respectively, as well as proceeds from sale of equity method investments of $29.1 million in 2007, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets of ($3.9) million and ($7.1) million during these periods, respectively.

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

Our net cash flow provided by financing activities was $25.7 million and $1,709.0 million during the six months ended June 30, 2008 and 2007, respectively. Our financing activities primarily included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,620.3 million during 2007, (ii) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($133.4) million and ($340.0) million during these periods, respectively, (iii) distributions to employees related to their interests in consolidated subsidiaries of ($48.1) million and ($124.0) million during these periods, respectively, (iv) dividends to our shareholders, and (v) our net borrowing and repayment activity.

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

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. “clawed back”) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of Emerging Issues Task Force Topic D-96 “Accounting for Management Fees Based on a Formula.” Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

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

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are recorded based on the equity method of accounting subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide – Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which drive these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements as of June 30, 2008.

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

Investments in other funds are valued primarily based on the net asset values provided by the fund managers of those funds.

Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid investments.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part II, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2008.

The categories displayed below correspond directly with the disclosures which are required under SFAS 157, described under “ – Recent Accounting Pronouncements” below. Note that negative percentages represent net short positions.

Basis for Determining Fair Value	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
1. Quoted market prices (A)	7%	(73%)	5%	(2%)
2. Other observable market parameters	9%	68%	5%	13%
3A. Third party pricing sources with significant unobservable market parameters (B)	10%	105%	85%	50%
3B. Internal models with significant unobservable market parameters	74%	0%	5%	39%

Total	100%	100%	100%	100%

(A)	For liquid hedge funds, includes gross long positions of 124% and short positions of (197%).

(B)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers. The result is skewed for the liquid hedge funds due to the offsetting net short positions in Level 1 and net long positions in Level 2.

As of June 30, 2008, $11.2 billion of investments in our private equity funds, $8.5 million of investments in our liquid hedge funds and $0.7 billion of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2008, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, per annum on a prospective basis	$2.1 million or	$7.4 million	$18.5 million
($5.5 million) (A)
Incentive income	N/A (B)	$0.0 million	N/A (C)
($0.2 million)
Earnings from equity method investees	$55.3 million	$1.6 million	$30.2 million

Note: This table excludes non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the liquid hedge funds.

(A)	Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2008, $5.4 billion of private equity portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2008 is the current reset date.

(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and “— Critical Accounting Policies — Valuation of Investments.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2008, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above.

Our future contractual obligations increased from $1.3 billion as of December 31, 2007 to $1.6 billion as of June 30, 2008.

Our debt obligations payable increased from $671.3 million as of December 31, 2007 to $884.8 million as of June 30, 2008, including estimates for interest payments. This increase was primarily attributable to the $450 million delayed term loan drawn by us in February 2008, partially offset by the simultaneous paydown of the $185 million revolving debt facility.

Our capital commitments, including our commitments to our funds, have increased by $49.3 million from $134.0 million as of December 31, 2007 to $183.3 million as of June 30, 2008. The increase is primarily attributable to both our capital commitment to our newly formed fund, Credit Opportunities Fund, in which we have an outstanding capital commitment of $19.7 million, as well as an increase in our capital commitment to Fund V of $100.0 million, in which we have a remaining capital commitment of $89.8 million. The increased commitments to these funds were partially offset by capital draws made by other Fortress funds, which decreased our remaining commitments.

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

Risks are analyzed across funds from the “bottom up” and from the “top down” with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2008 (in thousands):

Assets
Equity method investees	$961,123
Options in affiliates	871

$961,994

Liabilities
Debt obligations payable	$800,000

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2008, approximately 63% of our management fees earned were based on the NAV of the applicable funds.

•

For private equity funds, management fees of 1% to 1.5% are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

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

•

Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds where incentive income is subject to contingencies at June 30, 2008 would increase or decrease future incentive income by $78.4 million or ($22.8 million), respectively; however, this would have no effect on our current reported financial condition or results of operations. One fund’s incentive income is not subject to contingencies.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on June 30, 2008 would have resulted in a loss to investors for the quarter. In future quarters, this loss would be a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance prior to any incentive income being earned by us. This “high water mark” is reset on an annual basis. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on June 30, 2008, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at June 30, 2008 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (G)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$3.1	$	N/A	(E)	$63.9	$3.1	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Hedge Funds
Liquid	23.2		130.6		4.2	23.2		130.6			3.3
Hybrid	14.7		N/A	(F)	26.0	14.7		108.0			14.6

Total	$41.0		$130.6		$94.1	$41.0		$238.6			$17.9

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (G)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(6.5)	$	N/A	(E)	$(63.9)	$(6.5)	$	N/A	(C) (E)	$	N/A	(C)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(C)
Hedge Funds
Liquid	(23.2)		(14.7)		(4.2)	(23.2)		(14.7)			(3.3)
Hybrid	(14.7)		N/A	(F)	(26.0)	(14.7)		—			(14.6)

Total	$(44.4)		$(14.7)		$(94.1)	$(44.4)		$(14.7)			$(17.9)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds, it assumes that the management fees reset as of June 30, 2008. Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2008, $7.3 billion of private equity portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own, as of January 1, 2008 pursuant to the provisions of SFAS 159. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).

(E)	For GAAP Revenues, private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund incentive income is based on realizations.

(F)	For GAAP Revenues, hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

(G)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase $8.0 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

Our investment in Eurocastle is directly exposed to foreign exchange risk. As of June 30, 2008, we had a $9.7 million investment in Eurocastle which is accounted for at fair value.

Gains (losses) on options granted to us by the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) in the case of Eurocastle, the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on June 30, 2008 would affect gains and (losses) for the six months ended June 30, 2008 by $0.3 million and ($0.3 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2008, we estimate the gains and losses for the six months ended June 30, 2008 in relation to the value of the options would increase or decrease by $0.1 million.

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

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale at that time. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, we filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety. The plaintiffs were granted a period of 30 days from April 30, 2008 in which to file an amended complaint, after which the parties entered into a preliminary settlement, which will be paid in its entirety by Brookdale.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of June 30, 2008, had AUM of approximately $8.8 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of June 30, 2008, had AUM of approximately $6.6 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds, which as of June 30, 2008, had AUM of approximately $17.0 billion.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to future investment professionals would dilute Class A shareholders.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our management fee paying assets under management have grown from approximately $28.6 billion as of June 30, 2007 to $35.1 billion as of June 30, 2008. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information for the six months ended June 30, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, “Financial Statements— Pro Forma Financial Information (Unaudited).”

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

On May 10, 2007, we refinanced our existing credit agreement with a new $1 billion credit agreement. Under the new credit agreement, we have a $200 million revolving credit facility and an $800 million term loan facility. As of June 30, 2008, we had an $800 million term loan outstanding and no amounts outstanding under our revolving credit facility (although $11 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Poor performance of our funds would cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income from our investments in the funds, which we refer to as our “principal investments.” In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may withdraw their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Furthermore, if, as a result of poor performance of later investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds. If all of our existing private equity funds were liquidated at their NAV as of June 30, 2008, the cumulative clawback obligation to investors in these funds would be approximately $59.4 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments). Our investors and potential investors continually assess our funds’ performance and our ability to raise capital.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainity about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

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

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and hybrid hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and are subject to significant uncertainty in general if they are not widely traded securities or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds have significant investments in mortgage-backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world. Several funds have recently increased their investments in this sector to take advantage of perceived investment opportunities, and we have recently raised a number of funds targeted specifically toward mortgages. As a result, the results of a number of our funds will be affected, in some cases materially, by fluctuations in the value of real estate and real estate-related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on the operating results of the public company.

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

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

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

The market price of our Class A shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investements;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2008, we had 406,571,901 outstanding Class A shares on a fully diluted basis, 52,933,476 restricted Class A share units granted to employees and affiliates (net of forfeitures) and 104,455 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 61,962,069 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

In addition, In April 2008, Fortress granted 31 million Fortress Operating Group restricted partnership units (“RPUs”) to a senior employee. The RPUs will vest into full capital interests in Fortress Operating Group units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. If and when vested, these 31 million Fortress Operating Group units will be exchangeable into Class A shares on a one-for-one basis. In addition, such units will have the same resale terms and restrictions as those applicable to the principals’ Fortress Operating Group units.

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

On May 29, 2008, the Company held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Richard Haass, Randal Nardone and Howard Rubin to the Board of Directors as Class I directors for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.

The shareholders elected each of the directors and approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year. The number of votes cast for or against and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below (broker non-votes do not apply to these proposals):

Proposal	For	Against	Abstain
Election of Directors
Richard Haass	340,076,060	N/A	443,630
Randal Nardone	339,997,726	N/A	521,965
Howard Rubin	340,073,468	N/A	446,222
Ratification of the Appointment of Independent Registered Public Accounting Firm	340,223,344	254,414	41,933

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).

10.2	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC
August 11, 2008

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

August 11, 2008

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 11, 2008

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

August 11, 2008