Form 10-Q
period 2008-09-30
Fortress Investment Group LLC
filed 2008-11-13
CIK 1380393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33294

Fortress Investment Group LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5837959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY (Address of principal executive offices)	10105 (Zip Code)

(212) 798-6100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A Shares: 94,609,525 outstanding as of November 12, 2008.

Class B Shares: 312,071,550 outstanding as of November 12, 2008.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1
	The following statements are presented on a combined basis prior to the date of Fortress’s reorganization (Note 1) on January 17, 2007 and consolidated thereafter:
	Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2007	2
	Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2008	3
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007	4
	Notes to Consolidated and Combined Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	83

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	84
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	119
Item 3.	Defaults upon Senior Securities	119
Item 4.	Submission of Matters to a Vote of Security Holders	119
Item 5.	Other Information	119
Item 6.	Exhibits	120
SIGNATURES		121
EX-10.3: FIRST AMENDMENT TO THE THIRD AMENDED AND RESTATED CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$259,252	$100,409
Due from affiliates	49,429	198,669
Investments
Equity method investees	949,709	1,091,918
Options in affiliates	137	16,001
Deferred tax asset	517,578	511,204
Other assets	78,772	71,580

	$1,854,877	$1,989,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued compensation and benefits	$146,702	$269,324
Due to affiliates	395,508	455,734
Dividends payable	—	21,285
Deferred incentive income	163,635	173,561
Debt obligations payable	750,000	535,000
Other liabilities	57,726	36,729

	1,513,571	1,491,633

Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	174,854	308,023
Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,609,525 and 94,597,646 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	538,619	384,700
Retained earnings (accumulated deficit)	(373,004)	(193,200)
Accumulated other comprehensive income (loss)	837	(1,375)

	166,452	190,125

	$1,854,877	$1,989,781

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Management fees from affiliates	$154,266	$124,991	$447,928	$286,956
Incentive income from affiliates	718	106,690	56,162	283,879
Other revenues (affiliate portion disclosed in Note 6)	30,152	15,601	70,022	51,866
Interest and dividend income — investment company holdings
Interest income	—	—	—	243,713
Interest income from controlled affiliate investments	—	—	—	4,707
Dividend income	—	—	—	7,436
Dividend income from controlled affiliate investments	—	—	—	53,174

	185,136	247,282	574,112	931,731

Expenses
Interest expense
Investment company holdings	—	—	—	132,620
Other	9,481	7,285	29,705	26,016
Compensation and benefits	134,774	101,703	399,253	507,003
Principals agreement compensation	239,976	232,048	714,710	612,981
General, administrative and other	23,536	17,412	59,852	80,320
Depreciation and amortization	2,437	2,230	7,309	6,423

	410,204	360,678	1,210,829	1,365,363

Other Income (Loss)
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	—	—	—	86,264
Net realized gains (losses) from controlled affiliate investments	—	—	—	715,024
Net unrealized gains (losses)	—	—	—	(19,928)
Net unrealized gains (losses) from controlled affiliate investments	—	—	—	(1,428,837)
Other investments
Net realized gains (losses)	(2,477)	777	(803)	831
Net realized gains (losses) from affiliate investments	(671)	(2,475)	(516)	143,017
Net unrealized gains (losses)	—	(1,921)	—	(2,597)
Net unrealized gains (losses) from affiliate investments	(6,951)	(54,579)	(43,352)	(221,745)
Earnings (losses) from equity method investees	(37,921)	(30,716)	(113,550)	(23,289)

	(48,020)	(88,914)	(158,221)	(751,260)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(273,088)	(202,310)	(794,938)	(1,184,892)
Deferred incentive income	—	—	—	307,034
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	210,012	152,534	612,692	854,550

Income (Loss) Before Income Taxes	(63,076)	(49,776)	(182,246)	(23,308)
Income tax benefit (expense)	5,636	12,219	333	(7,237)

Net Income (Loss)	$(57,440)	$(37,557)	$(181,913)	$(30,545)

Dividends declared per Class A share	$—	$0.2250	$0.4500	$0.6174

Earnings Per Unit — Fortress Operating Group				January 1 through January 16

Net income per Fortress Operating Group unit				$0.36

Weighted average number of Fortress Operating Group units outstanding				367,143,000

Earnings Per Class A share — Fortress Investment Group				January 17 through September 30

Net income (loss) per Class A share, basic	$(0.61)	$(0.41)	$(1.96)	$(1.83)

Net income (loss) per Class A share, diluted	$(0.66)	$(0.52)	$(1.97)	$(1.83)

Weighted average number of Class A shares outstanding, basic	94,938,434	94,894,636	94,915,666	91,255,519

Weighted average number of Class A shares outstanding, diluted	407,009,984	406,966,186	406,987,216	91,255,519

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)

				Retained	Accumulated
				Earnings	Other	Total
	Class A	Class B	Paid-In	(Accumulated	Comprehensive	Shareholders’
	Shares	Shares	Capital	Deficit)	Income (Loss)	Equity

Shareholders’ Equity — December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$(1,375)	$190,125
Director restricted share grant	11,879	—	244	—	—	244
Dividends declared	—	—	(42,572)	—	—	(42,572)
Capital increase related to equity-based compensation	—	—	198,503	—	—	198,503
Dividend and distribution equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,256)	—	—	(2,256)
Cumulative effect adjustment — adoption of SFAS 159 (Note 3)	—	—	—	2,109	1,212	3,321
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(181,913)	—	(181,913)
Foreign currency translation	—	—	—	—	(787)	(787)
Comprehensive income (loss) from equity method investees	—	—	—	—	333	333
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	1,454	1,454

Total comprehensive income (loss)						(180,913)

Shareholders’ Equity — September 30, 2008	94,609,525	312,071,550	$538,619	$(373,004)	$837	$166,452

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash Flows From Operating Activities
Net income (loss)	$(181,913)	(30,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,309	6,423
Other amortization and accretion	3,401	1,876
(Earnings) losses from equity method investees	113,550	23,289
Distributions of earnings from equity method investees	9,386	9,765
(Gains) losses from investments	44,671	727,971
Deferred incentive income	(36,003)	(355,381)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(612,692)	(854,550)
Deferred tax (benefit) expense	(8,297)	(16,775)
Options received from affiliates	—	(2,006)
Assignments of options to employees	—	4,627
Equity-based compensation	853,861	713,850
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	—	(166,199)
Due from affiliates	90,724	214,558
Receivables from brokers and counterparties and other assets	(13,052)	(23,024)
Accrued compensation and benefits	(93,466)	92,475
Due to affiliates	(50)	(6,392)
Deferred incentive income	26,077	—
Due to brokers and counterparties and other liabilities	30,076	118,098
Investment company holdings
Purchases of investments	—	(5,105,865)
Proceeds from sale of investments	—	3,398,739

Net cash provided by (used in) operating activities	233,582	(1,249,066)

Cash Flows From Investing Activities
Purchase of other loan and security investments	—	(10,578)
Proceeds from sale of other loan and security investments	—	317
Contributions to equity method investees	(135,036)	(410,447)
Distributions of capital from equity method investees	211,162	115,190
Proceeds from sale of equity method investments	—	29,071
Cash received on settlement of derivatives	—	132
Purchase of fixed assets	(9,120)	(8,907)
Proceeds from disposal of fixed assets	53	2,532

Net cash provided by (used in) investing activities	67,059	(282,690)

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	1,999,070
Repayments of debt obligations	(235,000)	(2,010,025)
Payment of deferred financing costs	(5,020)	(6,813)
Issuance of Class A shares to Nomura	—	888,000
Issuance of Class A shares in initial public offering	—	729,435
Costs related to initial public offering	—	(76,766)
Dividends and dividend equivalents paid	(81,026)	(43,237)
Fortress Operating Group capital distributions to Principals	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries — contributions	145	3,183,792
Principals’ and others’ interests in equity of consolidated subsidiaries — distributions	(270,897)	(1,916,216)

Net cash provided by (used in) financing activities	(141,798)	1,640,128

Net Increase (Decrease) in Cash and Cash Equivalents	158,843	108,372
Cash and Cash Equivalents, Beginning of Period	100,409	61,120

Cash and Cash Equivalents, End of Period	$259,252	$169,492

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million in 2007)	$26,084	70,003

Cash paid during the period for income taxes	$7,184	30,158

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$22,861	59,403

Investments of receivable amounts into Fortress Funds	$59,133	149,825

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	43,009

Fortress Operating Group pre-IPO distributions of investments to Principals	$—	196,764

Fortress Operating Group pre-IPO distributions of investments to employees	$—	23,338

See Note 1 regarding the non-cash deconsolidation transaction in 2007

See notes to consolidated and combined financial statements

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2008
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

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:

1) Private equity funds:

a) Funds which make significant, control-oriented investments in debt and equity securities of public or privately held entities; and

b) Publicly traded alternative investment vehicles that Fortress refers to as the “Castles,” which are companies that invest primarily in real estate and real estate related debt investments.

2) Hedge funds:

a) Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and their related derivatives; and

b) Hybrid hedge funds, which invest globally in diversified assets, opportunistic lending situations and securities through the capital structure, as well as investment funds managed by external managers.

3) Principal investments in the above described funds.

2007 Reorganization of Fortress Operating Group

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

In December 2006, the Principals entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation). On January 17, 2007, Nomura completed the transaction (the “Nomura Transaction”) by purchasing 55,071,450 Class A shares of the Registrant for $888 million and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units, which then represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million.

On February 8, 2007, the Registrant completed an initial public offering (“IPO”) of 39,428,900 of its Class A shares for net proceeds of approximately $652.7 million.

The accompanying consolidated and combined financial statements include the following:

•	subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

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

2007 Consolidation and Deconsolidation of Fortress Funds

Certain of the Fortress Funds were consolidated into Fortress prior to the Transactions, notwithstanding the fact that Fortress has only a minority economic interest in these funds. Consequently, Fortress’s financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through the date of their deconsolidation. The majority ownership interests in these funds, which are not owned by Fortress, were reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in the accompanying financial statements during periods in which such funds were consolidated. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds.

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the nine months ended September 30, 2007 are presented with these funds on a consolidated basis for the period prior to the deconsolidation. The unaudited pro forma effects of the deconsolidation on these financial statements are described in Note 12 in order to provide more comparable information to 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Financial Statement Guide

	Note
Selected Financial Statement Captions	Reference	Explanation

Balance Sheet
Due from Affiliates	6	Generally, management fees and incentive income earned from Fortress Funds which are expected to be received in the short term.
Investments in Equity Method Investees	3	The carrying value of Fortress’s principal investments in the Fortress Funds.
Options in Affiliates	3	The fair value of common stock options received from the Castles.
Deferred Tax Asset	5	Relates to tax benefits expected to be realized in the future.
Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.
Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.
Debt Obligations Payable	4	The balance outstanding on the credit agreement.
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Note
Selected Financial Statement Captions	Reference	Explanation

Income Statement

Management Fees from Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.
Incentive Income from Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.
Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.
Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.
Gains (Losses) from Other Investments	N/A	Subsequent to the IPO, the result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles).
Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of Fortress Funds resulting from its principal investments.
Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	6	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group. This amount is recorded in order to provide a net income (loss) which relates only to Fortress’s Class A shareholders.
Income Tax Benefit (Expense)	5	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.
Earnings Per Share	8	GAAP earnings per share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Note
Selected Financial Statement Captions	Reference	Explanation

Other
Distributions	8	A summary of dividends and distributions, and the related outstanding shares and units, is provided.
Distributable Earnings	10	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

2.	MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Management Fees and Incentive Income

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007(A)

Private Equity
Funds
Management fees — affil.	$44,221	$35,064	$128,626	$97,358
Incentive income — affil.	509	105,632	38,684	317,574
Castles
Management fees — affil.	12,755	12,256	38,828	35,251
Management fees, options — affil.	—	—	—	2,006
Incentive income — affil.	—	691	12	18,596
Hedge Funds
Liquid Hedge Funds
Management fees — affil.	59,530	44,319	169,721	112,381
Incentive income — affil.	47	(640)	16,885	157,559
Management fees — non-affil.(B)	110	32	246	311
Incentive income — non-affil.(B)	36	431	240	431
Hybrid Hedge Funds
Management fees — affil.	37,760	33,352	110,753	93,032
Incentive income — affil.	162	1,007	581	1,832
Management fees — non-affil.(B)	270	24	730	83
Incentive income — non-affil.(B)	13,094	—	13,094	—
Total
Management fees — affil.	$154,266	$124,991	$447,928	$340,028
Incentive income — affil.(C)	$718	$106,690	$56,162	$495,561
Management fees — non-affil.(B)	$380	$56	$976	$394
Incentive income — non-affil.(B)	$13,130	$431	$13,334	$431

(A)	Presented on a pro forma basis (Note 12), as adjusted for the deconsolidation of the Fortress Funds as if it had occurred on January 1, 2007.

(B)	Included in Other Revenues on the statement of operations.

(C)	See “Deferred Incentive Income” below.

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily private equity funds, is received when such funds realize profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds, primarily hybrid hedge funds, is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2008 and 2007. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $0.0 million and $92.0 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2008 and 2007, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed-	Distributed-	Distributed-	Undistributed, net
	Gross	Recognized(A)	Unrecognized(B)	(C)(D)

Deferred incentive income as of December 31, 2007	$444,721	$(271,160)	$173,561	$384,520
Share of income (loss) of Fortress Funds	26,077	—	26,077	(313,058)
Recognition of previously deferred incentive income	—	(36,003)	(36,003)	—

Deferred incentive income as of September 30, 2008	$470,798	$(307,163)	$163,635	$71,462

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	On a deconsolidated basis, subsequent to March 31, 2007, undistributed incentive income is no longer recorded and is not reflected on the balance sheet. At September 30, 2008, the undistributed incentive income is comprised of $155.0 million of gross undistributed incentive income, net of $83.5 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on September 30, 2008 at their net asset values.

(D)	From inception to September 30, 2008, Fortress has recognized and paid compensation expense under its employee profit sharing arrangements (Note 7) in connection with the $470.8 million of distributed incentive income. If the $71.5 million of undistributed incentive income were realized, Fortress would recognize and pay an additional $30.4 million of compensation expense.

Private Equity Funds

In 2008, Fortress made an additional $100 million commitment to Fund V. Fortress’s affiliates, including employees and the Principals, made additional commitments to this fund of $67.3 million at the same time.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

During the nine months ended September 30, 2008, Fortress formed new private equity funds which had capital commitments as follows:

Fortress’s commitments	$48,328
Fortress’s affiliates’ commitments	87,963
Third party investors’ commitments	3,966,006

Total capital commitments	$4,102,297

Unrealized losses in a significant portion of Fortress’s private equity funds have resulted in higher future returns being required before Fortress earns incentive income from such funds.

Liquid Hedge Funds and Hybrid Hedge Funds

During the nine months ended September 30, 2008, Fortress formed new hedge funds with net asset values as follows:

	September 30, 2008 NAV
	Liquid	Hybrid

Fortress(A)	$1,265	$—
Fortress’s affiliates	497,654	—
Third party investors	1,369,993	—

Total NAV	$1,868,912	$—

(A)	Includes a third quarter incentive income allocation of $159,000.

As of September 30, 2008, the liquid hedge funds had received redemption notices totaling $0.9 billion which were paid in October 2008 (subject to certain holdbacks).

As a result of not meeting the incentive income thresholds with respect to current investors, the incentive income from a significant portion of the capital invested in Fortress’s hybrid and liquid hedge funds has been discontinued for an indeterminate period of time. Returns earned on capital from new investors continue to be incentive income eligible.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are recorded based on the equity method of accounting. Upon the deconsolidation of the consolidated Fortress Funds on March 31, 2007 (Note 1), these funds also became equity method investees. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities as described below, plus any receivables from such entities as described in Note 6. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

			Fortress’s Equity in Net Income (Loss)
	Fortress’s Investment		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,	December 31,
	2008	2007	2008	2007	2008	2007

Private equity funds, excluding NIH(A)	$667,180	$623,830	$(6,309)	$(33,658)	$(74,606)	$(41,682)
NIH	4,523	5,770	(9)	4,019	872	2,995
Newcastle(B)	6,513	3,184	N/A	(412)	N/A	777
Eurocastle(B)	4,150	11,799	N/A	1,487	N/A	1,398

Total private equity	682,366	644,583	(6,318)	(28,564)	(73,734)	(36,512)
Liquid hedge funds(A)	32,535	73,748	(3,668)	(3,801)	(3,117)	192
Hybrid hedge funds(A)	232,166	371,310	(27,940)	1,649	(36,715)	12,984
Other	2,642	2,277	5	—	16	47

	$949,709	$1,091,918	$(37,921)	$(30,716)	$(113,550)	$(23,289)

(A)	These entities were consolidated prior to March 31, 2007.

(B)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2008
	Private Equity Funds		Castles(A)		Liquid	Hybrid
	NIH	Other	Newcastle	Eurocastle	Hedge Funds	Hedge Funds	Other	Total

Investment, beginning	$5,770	$623,830	$3,184	$11,799	$73,748	$371,310	$2,277	$1,091,918
Earnings from equity method investees	872	(74,606)	N/A	N/A	(3,117)	(36,715)	16	(113,550)
Other comprehensive income from equity method investees	(17)	3,309	N/A	N/A	—	—	—	3,292
Contributions to equity method investees	—	134,511	N/A	N/A	59,037	262	359	194,169
Distributions of earnings from equity method investees	(2,102)	(7,021)	N/A	N/A	(253)	—	(10)	(9,386)
Distributions of capital from equity method investees	—	(11,706)	N/A	N/A	(96,880)	(102,691)	—	(211,277)

Total distributions from equity method investees	(2,102)	(18,727)	N/A	N/A	(97,133)	(102,691)	(10)	(220,663)

Sale of investments	—	(1,137)	—	—	—	—	—	(1,137)
Mark to fair value — January 1, 2008(B)	N/A	N/A	10,110	12,762	N/A	N/A	N/A	22,872
Mark to fair value — during period(C)	N/A	N/A	(6,781)	(21,524)	N/A	N/A	N/A	(28,305)
Translation adjustment	—	—	—	1,113	—	—	—	1,113

Investment, ending	$4,523	$667,180	$6,513	$4,150	$32,535	$232,166	$2,642	$949,709

Ending balance of undistributed earnings	$—	$—	N/A	N/A	$75	$1,066	$6	$1,147

(A)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

(B)	Recorded as a cumulative effect adjustment as described above.

(C)	Recorded to Other Investments — Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds Excluding NIH(C)		Newcastle Investment Holdings LLC (“NIH”)
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007

Assets	$17,091,841	$16,982,495	$299,219	$336,176
Liabilities	(2,711,408)	(3,445,658)	(218,648)	(230,457)

Equity	$14,380,433	$13,536,837	$80,571	$105,719

Fortress’s Investment	$667,180	$623,830	$4,523	$5,770

Ownership(A)	4.6%	4.6%	4.8%	4.8%

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues and gains (losses) on investments	$(3,325,753)	$(3,329,819)	$35,773	$93,918
Expenses	(345,364)	(194,551)	(16,808)	(22,962)

Net Income (Loss)	$(3,671,117)	$(3,524,370)	$18,965	$70,956

Fortress’s equity in net income (loss)	$(74,606)	$(41,682)	$872	$2,995

		(B )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for June 30, 2008 and the period then ended). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities. During the quarter ended September 30, 2008, this entity had a significant revenue realization event. Fortress’s share of this revenue was $11.9 million, which will be recorded by Fortress in the fourth quarter of 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Newcastle Investment Corp.		Eurocastle Investment Ltd.
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007

Assets	$5,785,226	$8,037,770	$9,302,638	$10,713,687
Liabilities	(6,125,327)	(7,590,145)	(8,036,326)	(8,865,921)
Minority interest	—	—	(8)	(8)

Equity	$(340,101)	$447,625	$1,266,304	$1,847,758

Ownership, basic(A)	1.9%	1.9%	1.7%	1.6%

Ownership, diluted(A)(B)	4.8%	4.7%	10.3%	9.8%

Ownership by Fortress and affiliates, diluted(B)	15.1%	15.5%	31.3%	29.3%

Market value of shares owned(A)(C)	$6,513	$13,293	$4,150	$24,561

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues and gains (losses) on investments	$361,461	$543,369	$589,854	$552,586
Expenses	(268,053)	(505,690)	(656,097)	(542,100)
Other income (loss)	(355,968)	—	47,911	65,846
Discontinued operations	(8,724)	(2)	—	—
Preferred dividends	(10,126)	(9,265)	—	—

Net Income (Loss)	$(281,410)	$28,412	$(18,332)	$76,332

Fortress’s equity in net income (loss)	N/A	$777	N/A	$1,398

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Fully diluted ownership represents the percentage of outstanding common shares assuming that all options are exercised. Currently, all of the options are out of the money (that is, their strike price is below the current market price per share).

(C)	Based on the closing price of the related shares and, if applicable, the foreign currency exchange rate on the last day of trading in the applicable period.

	Liquid Hedge Funds		Hybrid Hedge Funds
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007

Assets	$9,761,791	$8,358,378	$12,674,623	$12,098,175
Liabilities	(1,012,898)	(67,483)	(4,606,119)	(4,493,901)
Minority Interest	—	—	(30,299)	(26,834)

Equity	$8,748,893	$8,290,895	$8,038,205	$7,577,440

Fortress’s Investment	$32,535	$73,748	$232,165	$371,310

Ownership(A)	0.4%	0.9%	2.9%	4.9%

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007

Revenues and gains (losses) on investments	$(716,901)	$1,092,573		$(485,557)	$720,455
Expenses	(490,442)	(710,854)		(312,522)	(255,716)

Net Income	$(1,207,343)	$381,719		$(798,079)	$464,739

Fortress’s equity in net income (loss)	$(3,117)	$192		$(36,715)	$12,984

		(B	)		(B	)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees with carrying values as follows:

	September 30,	December 31,
	2008	2007	Accounting Treatment

Newcastle options	$33	$5	Recorded at fair value
Eurocastle options	104	15,996	Recorded at fair value

	$137	$16,001

Investments in Variable Interest Entities

As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the nine months ended September 30, 2008 which caused a change in Fortress’s accounting.

The following table presents information as of September 30, 2008 regarding entities formed during the nine months ended September 30, 2008 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Fortress Investment(A)	Notes

Private Equity Funds	$1,154,601	$8,013	(B	)
Liquid Hedge Funds	$315,747	$85

(A)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds.

(B)	Fortress’ investment includes $0.1 million of management fees receivable from the Private Equity Funds.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	September 30,
	2008 Fair Value	Valuation Method

Assets — Carried at Fair Value
Newcastle and Eurocastle common shares	$10,663	Level 1 — Quoted prices in active markets for identical assets
Newcastle and Eurocastle options	$137	Level 2 — Lattice-based option valuation models using significant observable inputs

4.	DEBT OBLIGATIONS

The following table presents information regarding Fortress’s debt obligations:

							September 30, 2008
		Face Amount and					Weighted	Weighted
		Carrying Value		Contractual		Final	Average	Average
	Month	September 30,	December 31,	Interest		Stated	Funding	Maturity
Debt Obligation	Issued	2008	2007	Rate		Maturity	Cost(A)	(Years)

Credit agreement(B)
Revolving debt(C)	May 2007	$—	$185,000	LIBOR + 0.85	%(D)	May 2012	0.00%	N/A
Term loan	May 2007	350,000	350,000	LIBOR + 0.85%		May 2012	4.52%	3.61
Delayed term loan	May 2007	400,000	—	LIBOR + 0.85%		May 2012	4.55%	1.47

Total		$750,000	$535,000				4.54%	2.47

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 3.19%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $189 million was undrawn under the revolving debt facility as of September 30, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized. However, as a result of the amendments described in Note 11, the aggregate amount of revolving credit facility commitments has been reduced from $200 million to $125 million. In addition, Lehman Brothers Commercial Paper, Inc., which is committed to fund $11.9 million of the $125 million revolving credit facility, has filed for bankruptcy protection, and it is reasonably possible that it will not fund its portion of the commitments. As a result, approximately $102 million of the undrawn amount is currently available.

(D)	Subject to unused commitment fees of 0.25% per annum.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

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

On November 12, 2008, Fortress entered into an amendment to its credit agreement as described in Note 11.

Fortress was in compliance with all of its debt covenants as of September 30, 2008.

5.	INCOME TAXES AND TAX RELATED PAYMENTS

For the nine months ended September 30, 2008, an estimated annual effective tax rate of 0.18% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Current
Federal income tax	$(3,310)	$5,016	$(1,316)	$10,071
Foreign income tax	891	620	2,090	1,686
State and local income tax	1,646	1,688	7,190	11,794

	(773)	7,324	7,964	23,551

Deferred
Federal income tax expense (benefit)	(2,506)	(12,716)	(2,526)	(1,648)
Foreign income tax expense (benefit)	(281)	(57)	(101)	(790)
State and local income tax expense (benefit)	(2,076)	(6,770)	(5,670)	(13,876)

	(4,863)	(19,543)	(8,297)	(16,314)

Total expense (benefit)	$(5,636)	$(12,219)	$(333)	$7,237

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30,	December 31,
	2008	2007

Deferred tax assets	$517,578	$511,204

Deferred tax liabilities(A)	$644	$891

(A)	Included in Other Liabilities

For the nine months ended September 30, 2008, a deferred income tax provision of $0.2 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $2.1 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSU’s (Note 7), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2008, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $12.7 million.

6.	RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Due from affiliates was comprised of the following:

	Private Equity		Liquid Hedge	Hybrid Hedge
	Funds	Castles	Funds	Funds	Other	Total

September 30, 2008
Management fees and incentive income	$15,794	$6,401	$418	$2,350	$—	$24,963
Expense reimbursements	4,324	3,782	3,899	3,460	—	15,465
Dividends and distributions	—	257	—	—	—	257
Other	6,583	—	—	273	1,888	8,744

Total	$26,701	$10,440	$4,317	$6,083	$1,888	$49,429

	Private Equity		Liquid Hedge	Hybrid Hedge
	Funds	Castles	Funds	Funds	Other	Total

December 31, 2007
Management fees and incentive income	$1,733	$45,004	$40,751	$98,197	$—	$185,685
Expense reimbursements	1,307	2,051	3,074	3,487	—	9,919
Dividends and distributions	—	739	—	—	—	739
Other	—	—	—	1	2,325	2,326

Total	$3,040	$47,794	$43,825	$101,685	$2,325	$198,669

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	September 30,	December 31,
	2008	2007

Principals
— Tax receivable agreement — Note 5	$393,595	$393,265
— Distributions payable on Fortress Operating Group units	—	60,176
Other	1,913	2,293

	$395,508	$455,734

For the nine months ended September 30, 2008 and 2007, Other Revenues included approximately $44.6 million and $32.3 million, respectively, of revenues from affiliates, primarily expense reimbursements. Dividend income from affiliates of approximately $1.7 million was recorded during the nine months ended September 30, 2008.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the nine months ended September 30, 2008 and 2007, these expenses, mainly related to subscriptions to market data services, approximated $15.6 million and $14.9 million, respectively.

In July 2008, three of the Principals invested an aggregate of $14.4 million in preferred equity interests of a subsidiary of one of the private equity Fortress Funds. The preferred equity does not pay a dividend.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	September 30,	December 31,
	2008	2007

Principals’ Fortress Operating Group units	$139,489	$232,826
Employee interests in majority owned and controlled fund advisor and general partner entities	35,189	75,062
Other	176	135

Total	$174,854	$308,023

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 Actual	2007 Actual	2008 Actual	2007 Actual

Principals’ Fortress Operating Group units	$(208,169)	$(154,893)	$(611,760)	$(402,294)
Employee interests in majority owned and controlled fund advisor and general partner entities	(1,843)	2,359	(1,401)	8,359
Third party investors in Fortress Funds(A)	—	—	—	(460,615)
Other	—	—	469	—

Total	$(210,012)	$(152,534)	$(612,692)	$(854,550)

(A)	Prior to the deconsolidation (Note 1) on March 31, 2007.

7.	EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Equity-based compensation, per below	$57,755	$36,570	$139,152	$100,870
Profit-sharing expense, per below	8,158	9,857	49,866	234,868
Discretionary bonuses	35,737	29,838	109,793	82,897
Other payroll, taxes and benefits	33,124	25,438	100,442	88,368

	$134,774	$101,703	$399,253	$507,003

Equity-Based Compensation

The following tables present information regarding equity-based compensation during the nine months ended September 30, 2008.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value(A)	Number	Value(A)	Number	Value(A)	Number	Value(A)

Outstanding as of December 31, 2007	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50	—	$—
Issued	2,175,184	10.57	394,404	9.38	11,878	11.72	31,000,000	13.75
Forfeited	(1,874,192)	17.47	(753,412)	14.54	—	—	—	—

Outstanding as of September 30, 2008(B)	43,516,527	$16.40	8,959,960	$15.02	109,174	$17.76	31,000,000	$13.75

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Expense incurred(B)
Employee RSUs	$29,088	$28,265	$82,997	$82,280
Non-Employee RSUs	3,970	5,300	9,381	13,778
Restricted Shares	151	152	450	385
LTIP	1,733	2,853	5,162	4,427
RPUs	22,813	—	41,162	—

Total equity-based compensation expense	$57,755	$36,570	$139,152	$100,870

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of September 30, 2008 for RSU awards granted to non-employees was $9.78.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $968.2 million, with a weighted average recognition period of 4.4 years. This does not include amounts related to the Principals Agreement.

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

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the nine months ended September 30, 2008 from equity-based compensation arrangements of $853.9 million, $198.5 million increased Fortress’s paid-in capital, as reflected in the Statement of Shareholders’ Equity, and $655.4 million increased Principals’ interests in equity of consolidated subsidiaries, corresponding to the Principals’ interest in the equity-based compensation expense.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Private equity funds(A)	$(5,412)	$1,556	$(2,868)	$94,001
Castles	1,248	1,155	3,589	8,029
Liquid hedge funds	5,455	1,629	38,572	89,075
Hybrid hedge funds	6,867	5,517	10,573	43,763

Total	$8,158	$9,857	$49,866	$234,868

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

8.	EARNINGS PER SHARE AND DISTRIBUTIONS

Our potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that we have issued as part of our compensation plan, and (ii) ownership interests in our subsidiary, Fortress Operating Group, that are owned by the Principals and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by the rules to each of its outstanding equity instruments as shown below.

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

The computations of net income per Fortress Operating Group unit, prior to the reorganization, are set forth below:

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share, subsequent to the reorganization, are set forth below:

			January 17
	Three Months Ended September 30, 2007		through September 30, 2007
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding
Class A shares outstanding	94,500,350	94,500,350	90,971,694	90,971,694
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	283,825	283,825
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	312,071,550	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—	—	—

Total weighted average shares outstanding	94,894,636	406,966,186	91,255,519	91,255,519

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(37,557)	$(37,557)	$(163,942)	$(163,942)
Dividend equivalents declared on non-vested restricted Class A share units	(1,125)	(1,125)	(2,742)	(2,742)
Dilution in earnings of certain equity method investees	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	(173,093)	—	—

Net income (loss) available to Class A shareholders	$(38,682)	$(211,775)	$(166,684)	$(166,684)

Weighted average shares outstanding	94,894,636	406,966,186	91,255,519	91,255,519

Basic and diluted net income (loss) per Class A share	$(0.41)	$(0.52)	$(1.83)	$(1.83)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	394,286	394,286
Fully vested restricted Class A shares	43,797	43,797	21,029	21,029
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments)(2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments)(3)	—	—	—	—

Total weighted average shares outstanding	94,938,434	407,009,984	94,915,666	406,987,216

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(57,440)	$(57,440)	$(181,913)	$(181,913)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units(4)	(298)	(298)	(2,071)	(2,071)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares(1)	—	(210,477)	—	(613,553)

Net income (loss) available to Class A shareholders	$(57,738)	$(268,215)	$(186,260)	$(799,813)

Weighted average shares outstanding	94,938,434	407,009,984	94,915,666	406,987,216

Basic and diluted net income (loss) per Class A share	$(0.61)	$(0.66)	$(1.96)	$(1.97)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on our Class A shares and therefore participate fully in the results of our operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred for the period, the effect of the units on the calculation is anti-dilutive for the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units

Three months ended:
September 30, 2008	28,063,543
September 30, 2007	26,087,366
Nine months ended September 30, 2008	27,841,459
Period from January 17, 2007 to September 30, 2007	23,462,014

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Class A shares	94,500,351	94,500,350	94,500,351	85,640,019
Restricted Class A shares	108,661	97,296	103,411	83,396
Restricted Class A share units(A)	394,286	394,286	394,286	267,190
Restricted Class A share units(B)	24,101,891	23,730,308	23,840,819	20,430,657
Fortress Operating Group units	312,071,550	312,071,550	312,071,550	315,299,181
Fortress Operating Group RPUs	31,000,000	—	18,781,022	—

Total	462,176,739	430,793,790	449,691,439	421,720,443

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	As of September 30,	As of December 31,
	2008	2007

Class A shares	94,500,351	94,500,350
Restricted Class A shares	109,174	97,296
Restricted Class A share units(A)	394,286	394,286
Restricted Class A share units(B)	24,040,462	23,906,779
Fortress Operating Group units	312,071,550	312,071,550
Fortress Operating Group RPUs	31,000,000	—

Total	462,115,823	430,970,261

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the nine months ended September 30, 2008 are summarized as follows:

	Declared in Prior	Current Year
	Year, Paid	Declared and	Declared but
	Current Year	Paid	Not Yet Paid	Total

Dividends on Class A Shares	$21,285	$42,572	$—	$42,572
Dividend equivalents on restricted Class A share units(A)	5,428	10,914	—	10,914
Distributions to Fortress Operating Group unit holders (Principals)	60,176	143,462	—	143,462
Distributions to Fortress Operating Group RPU holders (Note 7)	—	6,975	—	6,975

Total distributions	$86,889	$203,923	$—	$203,923

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

9.	COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2007.

Private Equity Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $153.7 million as of September 30, 2008. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in New York, Atlanta, Bethesda, Charlotte, Chicago, Dallas, Dubai, Frankfurt, Geneva, Hong Kong, London, Los Angeles, New Canaan, Rome, San Diego, San Francisco, Shanghai, Sydney, Tokyo, and Toronto.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Minimum future rent payments under these leases is as follows:

October 1 to December 31, 2008	$4,606
2009	19,223
2010	21,890
2011	12,369
2012	11,785
2013	11,587
Thereafter	34,164

Total	$115,624

Rent expense recognized on a straight-line basis during the nine months ended September 30, 2008 and 2007 was $14.7 million and $11.0 million, respectively, and during the three months ended September 30, 2008 and 2007 was $5.3 million and $3.6 million, respectively, and was included in General, Administrative and Other Expense.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2008, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (“FIG”). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which FIG is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, Fortress filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety. The plaintiffs were granted a period of 30 days from April 30, 2008 in which to file an amended complaint, after which the parties entered into a settlement, which has been paid in its entirety by Brookdale.

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

“Distributable earnings” is a measure of operating performance used by management in analyzing its segment and overall results. For the existing Fortress businesses it is equal to net income adjusted as follows:

Incentive Income

(i) a. for Fortress Funds which are private equity funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as discussed below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b. for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

Other Income

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

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

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

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, and Castles.

Pursuant to the definition of Distributable Earnings (“DE”) above, impairment is taken into account in the calculation in two ways: first, in section (i)(a) regarding private equity incentive income, and, second, in section (ii)(a) regarding equity method investments in private equity funds.

DE is Fortress’s segment measure of operating performance and is defined by Fortress’s “chief operating decision maker” (“CODM”), which is its management committee, as specified under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The CODM receives performance reports on our segments on a DE basis pursuant to their requirements for managing Fortress’s business.

Investments in Private Equity Funds

For DE purposes, investments in private equity funds are held at their cost basis, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value (“NAV”) of a fund attributable to our investment is less than our cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the “other than temporary” impairment criteria in a manner similar to the one specified by SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis. Prior to September 30, 2008, Fortress had not recorded any impairment with respect to such investments other than $9.5 million of impairment recorded with respect to Newcastle at June 30, 2008.

Private Equity Incentive Income

For DE purposes, incentive income is recognized from private equity funds as it is realized, subject to a reserve for potential clawback if the likelihood of clawback is determined to be greater than remote by the CODM. Incentive income from our private equity funds is paid to Fortress as particular investments are realized. However, it is subject to contingent repayment (or clawback) if the fund as a whole does not meet certain performance criteria. Fortress’s CODM has defined “remote” in this context to mean that management does not believe there is reasonable likelihood of a clawback and therefore its base case expectations of a fund’s performance do not include

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

a promote clawback. This is an easier threshold to meet than the “other than temporary” threshold used for estimating investment impairment. Management’s base case expectations are generally not greatly impacted by short-term volatility in the value of a fund’s portfolio companies, including the market prices of the shares of publicly traded portfolio companies, unless either (a) the operating performance of the underlying company, or the value of its assets, are expected to be impacted on a long-term basis (long-term being defined in relation to the remaining life of a given fund), or (b) the value has been depressed below a breakeven point (as described below) for a period in excess of 6-9 months (as circumstances and other factors dictate). These criteria reflect the CODM’s belief that short term changes in the values of portfolio companies do not have a material impact on the likelihood of a clawback, absent deterioration in such companies’ operating performance or in the value of their underlying assets.

Fortress conducts an analysis at each quarter end to determine whether a clawback reserve is required. The factors that enter into this analysis include: the amount of intrinsic unrealized gains or losses within each fund, the period of time until expected final realization, the diversification of the fund’s investments, the expected future performance of the fund, the period of time the fund has been in an intrinsic clawback position (i.e. liquidation at NAV would indicate a clawback, if any), and others as determined by management and the CODM. The point at which a liquidation at NAV would indicate no clawback and no additional promote payment is referred to as the breakeven point.

For instance, with respect to Fund III as described below, management believes that with the fund only being in an intrinsic clawback position for two quarters it is too soon to determine that a reserve for promote clawback is necessary. Furthermore, Fund III’s life allows six years for potential recovery and its diversified nature allows for the recovery of a subset of the fund’s investments to drive the entire fund above the breakeven point. Management has updated its base case expectations for this fund to take into account developments through September 30, 2008. This “base case scenario” contemplates management’s expectations for each of the fund’s underlying investments (the “portfolio companies”), including its expectations regarding the net asset values of the portfolio companies. This base case scenario does not reflect a promote clawback as it projects significant additional incentive income being earned from Fund III over its life. Management believes that the assumptions underlying the base case scenario are reasonable. However, the ultimate outcome of Fund III is subject to significant uncertainties and may be materially different than management’s expectations at September 30, 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Investment Impairment for DE purposes

The following investments in private equity funds had reported NAVs below their cost basis as of September 30, 2008:

	Fortress	Fortress		% Below		Sep 30, 2008
	Share of	Cost		Cost	Periods in	DE Impairment
Fund	NAV	Basis	Deficit	Basis	Deficit	Recorded	Notes

Main Funds
Fund III	$6,929	$9,150	$(2,221)	(24)%	2 Quarters	$—	(A	)
Fund IV and Fund IV CO	104,092	113,566	(9,474)	(8)%	4 Quarters	—	(A	)
Fund V and Fund V CO	49,119	101,363	(52,244)	(52)%	4 Quarters	—	(A	)
Single Investment Funds (combined)
GAGFAH (XETRA: GFJ)	45,289	66,315	(21,026)	(32)%	2 Quarters	(21,026)	(B	)
Brookdale (NYSE: BKD)	31,067	46,603	(15,536)	(33)%	4 Quarters	(15,536)	(B	)
Private investment #1	58,216	63,874	(5,658)	(9)%	2 Quarters	—	(C	)
Private investment #2	4,223	8,455	(4,232)	(50)%	3 Quarters	(4,232)	(D	)
Private investment #3	270,220	273,449	(3,229)	(1)%	4 Quarters	—	(C	)
Castles
Eurocastle (EURONEXT: ECT)	4,150	13,011	(8,861)	(68)%	2 Quarters	(8,861)	(B	)
Newcastle (NYSE: NCT)	6,513	7,190	(677)	(9)%	1 Quarter	—	(C	)

Total	$579,818	$702,976	$(123,158)			$(49,655)

(A)	These funds are diversified private equity “main” funds with multiple underlying investments and fund lives extending to between 2014 and 2017. The CODM anticipates a sufficient recovery in value of a number of the underlying investments to cause each of the funds as a whole to recover to at least Fortress’s cost basis within the period of the funds’ respective lives. Fortress has the intent and ability to hold these investments until such recovery and therefore has not recorded DE impairment with respect to them.

(B)	These are single asset “coinvestment” funds which have investments in public equity securities (or, in the case of Eurocastle, a direct investment in a public equity security). These public equity securities have traded significantly below Fortress’s cost basis for a substantial period and Fortress’s CODM has determined that these declines in value meet the definition of other than temporary impairment for DE purposes at this time.

(C)	These investments have reported NAVs less than 10% below Fortress’s cost basis. The CODM anticipates a recovery in value to at least Fortress’s cost basis. Fortress has the intent and ability to hold these investments until such recovery and therefore has not recorded DE impairment with respect to them.

(D)	This is a single asset “coinvestment” fund which has an investment in a private operating company. This private operating company has experienced liquidity issues as a result of the recent credit crisis and the CODM has determined that the resulting decline in value meets the definition of other than temporary impairment for DE purposes at this time.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity funds, which are subject to contingent clawback, as of September 30, 2008:

								Sep 30, 2008
	Incentive	No Longer		Intrinsic	Employee		Periods in	Gross
	Income	Subject to	Subject to	Clawback	Portion	Net	Intrinsic	DE Reserve
Fund	Received	Clawback	Clawback	(A)	(B)	Clawback	Clawback	Recorded	Notes

Fund I	$308,633	$296,882	$11,751	$—	$—	$—	N/A	$—	(C	)
Fund II	254,688	178,286	76,402	—	—	—	N/A	—	(C	)
Fund III	72,483	—	72,483	72,483	27,068	45,415	3 Quarters	—	(D	)
Fortress Residential Inv. Deutschland	16,447	—	16,447	16,447	6,406	10,041	5 Quarters	(16,447)	(E	)

Total	$652,251	$475,168	$177,083	$88,930	$33,474	$55,456		$(16,447)

(A)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date.

(B)	Employees who have received profit sharing payments in connection with private equity incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).

(C)	These funds had significant unrealized gains at September 30, 2008. As a result, the CODM determined that no reserve for clawback was required.

(D)	This fund is a diversified “main” fund with multiple underlying investments and a fund life extending to 2014. Management believes that the primary reason for its drop in unrealized gains and the incurrence of unrealized losses, which moved the fund into an intrinsic clawback position, is the current confidence and liquidity crisis. Based on the criteria determined by the CODM which are described above, the CODM expects that the likelihood of a clawback with respect to Fund III is remote and has not recorded a reserve for such clawback. If this fund continues to be in an intrinsic clawback position, management will consider this factor (length of time in an intrinsic clawback position), as well as its updated base case scenario, in relation to the criteria described above and may come to a different conclusion at a future reporting date.

(E)	This is a single asset fund which is invested in a publicly traded equity security. As described above, Fortress’s investment in this fund has been deemed to be other than temporarily impaired as of September 30, 2008. This fund has been in an intrinsic clawback position for a period in excess of 6-9 months. As a result, the CODM has determined that the likelihood of clawback based on the criteria described above is greater than remote and has recorded a reserve for this potential clawback.

Impairment Determination

Fortress has recorded a total of approximately $69.2 million of impairment and reserves for DE purposes on certain private equity funds as described above for DE purposes as of September 30, 2008 (including approximately $60 million during the third quarter of 2008). Additionally, values have generally deteriorated further since September 30, 2008. Fortress expects aggregate returns on its other private equity funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakdown point, as applicable. If such funds were liquidated at their September 30, 2008 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $118.9 million.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income for Fortress as a whole. Fortress’s investments in, and earnings from, its equity method investees by segment are presented in Note 3.

	Private		Liquid	Hybrid
	Equity		Hedge	Hedge	Principal			Fortress
September 30, 2008 and the Nine Months Then Ended	Funds	Castles	Funds	Funds	Investments	Unallocated		Subtotal

Segment revenues
Management fees	$128,514	$41,320	$169,965	$111,483	$—	$—		$451,282
Incentive income	12,294	12	17,125	14,128	—	—		43,559

Segment revenues — total	$140,808	$41,332	$187,090	$125,611	$—	$—		$494,841

Pre-tax distributable earnings	$100,461	$12,033	$70,662	$26,099	$(113,506)	$21		$95,770

Total segment assets	$26,673	$11,986	$4,317	$5,809	$1,241,117	$596,826		$1,886,728

						(A	)

	Fortress	Reconciliation	Fortress
	Subtotal	to GAAP	Consolidated

Revenues	$494,841	$79,271	$574,112

Pre-tax distributable earnings/net income	$95,770	$(277,683)	$(181,913)

Total assets	$1,886,728	$(31,851)	$1,854,877

(A)	Unallocated assets include deferred tax assets of $517.6 million.

	Private		Liquid	Hybrid
Three Months Ended	Equity		Hedge	Hedge	Principal		Fortress
September 30, 2008	Funds	Castles	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$44,184	$13,665	$59,640	$38,028	$—	$—	$155,517
Incentive income	(16,447)	—	85	13,256	—	—	(3,106)

Segment revenues — total	$27,737	$13,665	$59,725	$51,284	$—	$—	$152,411

Pre-tax distributable earnings	$18,575	$3,829	$25,236	$14,820	$(82,850)	$14	$(20,376)

	Fortress	Reconciliation	Fortress
	Subtotal	to GAAP	Consolidated

Revenues	$152,411	$32,725	$185,136

Pre-tax distributable earnings/net income	$(20,376)	$(37,064)	$(57,440)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	September 30, 2008 and	Three Months Ended
	the Nine Months Then Ended	September 30, 2008

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$488	$163
Adjust incentive income	26,390	16,956
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(3,842)	(1,414)
Adjust incentive income from non-affiliates	(13,787)	(13,132)
Adjust other revenues	70,022	30,152

	52,393	15,606

Total adjustments	$79,271	$32,725

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(26,077)	$—
Incentive income accrued from private equity funds, no longer subject to contingent repayment	36,003	509
Incentive income received from private equity funds, not subject to contingent repayment	17	—
Incentive income received from hedge funds, subject to annual performance achievement	—	—
Reserve for clawback, gross (see discussion above)	16,447	16,447

	26,390	16,956

Adjust other income
Distributions of earnings from equity method investees**	(367)	—
Earnings (losses) from equity method investees**	(80,297)	(12,814)
Gains (losses) on options in equity method investees	(16,160)	(734)
Unrealized gains (losses) on Castles	(27,192)	(6,217)
Impairment of investments (see discussion above)	59,162	49,655
Adjust income from the receipt of options	—	—

	(64,854)	29,890

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	September 30, 2008 and	Three Months Ended
	the Nine Months Then Ended	September 30, 2008

Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(146,246)	(57,739)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	9,648	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(4)	—

	(136,602)	(57,739)
Adjust Principals’ equity-based compensation expense	(714,710)	(239,976)
Adjust Principals’ interests related to Fortress Operating Group units	611,760	208,169
Adjust income taxes	333	5,636

Total adjustments	$(277,683)	$(37,064)

** This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—
Adjust equity investments from cost	(64,890)
Adjust investments gross of employee portion	32,902
Adjust option investments from intrinsic value	137
Total adjustments	$(31,851)

	Private		Liquid	Hybrid			Fortress
	Equity		Hedge	Hedge	Principal		Unconsolidated
Nine Months Ended September 30, 2007	Funds	Castles	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$97,749	$34,877	$113,692	$94,096	$—	$—	$340,414
Incentive income	273,890	18,596	157,989	93,832	—	—	544,307

Segment revenues — total	$371,639	$53,473	$271,681	$187,928	$—	$—	$884,721

Pre-tax distributable earnings	$249,116	$24,101	$129,203	$55,882	$25,531	$(10,244)	$473,589

	Fortress	Consolidation
	Unconsolidated	of Fortress		Reconciliation	Fortress
	Subtotal	Funds	Eliminations	to GAAP	Consolidated

Revenues	$884,721	$317,114	$(269,607)	$(497)	$931,731

Pre-tax distributable earnings/net income	$473,589	$(326,375)	$326,375	$(504,134)	$(30,545)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Private		Liquid	Hybrid			Fortress
	Equity		Hedge	Hedge	Principal		Unconsolidated
Three Months Ended September 30, 2007	Funds	Castles	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$35,133	$12,131	$44,351	$33,376	$—	$—	$124,991
Incentive income	83,592	691	(210)	9,463	—	—	93,536

Segment revenues — total	$118,725	$12,822	$44,141	$42,839	$—	$—	$218,527

Pre-tax distributable earnings	$82,273	$5,163	$23,815	$6,569	$(4,110)	$(2,958)	$110,752

	Fortress
	Unconsolidated	Reconciliation	Fortress
	Subtotal	to GAAP	Consolidated

Revenues	$218,527	$28,755	$247,282

Pre-tax distributable earnings/net income	$110,752	$(148,309)	$(37,557)

Reconciling items between segment measures and GAAP measures:

	Nine Months Ended	Three Months Ended
	September 30, 2007	September 30, 2007

Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$488	$163
Adjust incentive income	(48,316)	13,477
Adjust income from the receipt of options	2,006	—
Other revenues*
Adjust management fees from non-affiliates	(2,879)	(163)
Adjust incentive income from non-affiliates	(431)	(323)
Adjust other revenues	48,635	15,601

	45,325	15,115

Total adjustments	$(497)	$28,755

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Nine Months Ended	Three Months Ended
	September 30, 2007	September 30, 2007

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(191,948)	$(53,126)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	309,275	97,333
Incentive income received from private equity funds, not subject to contingent repayment	(73,644)	(22,168)
Incentive income received from hedge funds, subject to annual performance achievement	(91,999)	(8,562)
Reserve for clawback	—	—

	(48,316)	13,477
Adjust other income
Distributions of earnings from equity method investees**	(13,741)	(1,415)
Earnings (losses) from equity method investees**	(49,762)	(30,514)
Gains (losses) on options in equity method investees, treated as derivatives	(82,810)	(58,354)
Adjust income from the receipt of options	2,006	—

	(144,307)	(90,283)

Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(99,014)	(31,651)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	19,657
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	5,427	5,427

	(93,587)	(6,567)

Adjust Principals’ equity-based compensation expense	(612,981)	(232,048)
Adjust Principals’ interests related to Fortress Operating Group units	402,294	154,893
Adjust income taxes	(7,237)	12,219

Total adjustments	$(504,134)	$(148,309)

** This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment. On an unconsolidated basis, each of these funds is accounted for under the equity method.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

	Private Equity		Liquid Hedge	Hybrid Hedge
	Funds	Castles	Funds	Funds	Unallocated	Total

Nine Months Ended September 30,
2008	$841	$538	$2,302	$2,195	$1,433	$7,309
2007	$747	$633	$1,860	$1,926	$1,257	$6,423
Three Months Ended September 30,
2008	$294	$165	$808	$709	$461	$2,437
2007	$265	$207	$649	$697	$412	$2,230

11.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to September 30, 2008 (referred to as “subsequent events”) through November 12, 2008. Events subsequent to that date have not been considered in these financial statements.

In October 2008, one of the private equity Fortress Funds redeemed an aggregate of $76.8 million in preferred equity investments previously made by three of the Principals in such fund. In October and November 2008, three of the Principals made new preferred equity investments in the net aggregate amount of $72.2 million in another of the private equity Fortress Funds. As of November 12, 2008, the Principals had an aggregate of $90.4 million invested in preferred equity interests of the private equity Fortress Funds and their subsidiaries.

In October and November 2008, the liquid hedge funds received redemption notices totaling $1.7 billion, most of which are still subject to being rescinded, which would become payable on or before the end of January 2009 (and these funds may receive additional redemption requests). The hybrid funds received notices requesting the return of $1.9 billion of capital to investors, most of which are still subject to being rescinded, which would be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts would continue to be subject to management fees and, as applicable, incentive income.

On November 12, 2008, Fortress entered into an additional amendment to its credit agreement (Note 4). The amendment, among other things: (i) modified the definition of EBITDA, which is used to calculate the Consolidated Leverage Ratio, to exclude any realized or unrealized gains and losses on investments and to reflect private equity incentive income clawbacks on a cash basis; (ii) modified the financial covenants by (a) reducing the amount of required investment assets to $975 million (less any future term loan repayments) and (b) changing the required Consolidated Leverage Ratios for the quarters ending June 30 and September 30, 2009 from 2.5 to 1.0 to 2.75 to 1.0; (iii) increased the rate on LIBOR loans to LIBOR + 2.00% (and Base Rate loans to the prime rate + 1.00%) — this rate is no longer subject to change pursuant to a ratings-based pricing grid; (iv) established the commitment fee for the unused portion of the revolving credit facility at 0.25% — this rate is also no longer subject to change pursuant to a ratings-based pricing grid; (v) reduced the revolving credit facility commitments to $125 million; (vi) established a requirement that outstanding term loans be prepaid with 25% of the amount by which EBITDA for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million); (vii) required $50 million of additional term loan repayments ($25 million in July of 2009 and 2010); (viii) established a requirement that the borrower cash collateralize the letter of credit obligations of distressed lenders under certain circumstances, including lender non-funding or bankruptcy; and (ix) established an event of default under certain circumstances where the borrower, any guarantor or certain of their subsidiaries are required to make promote clawback payments in excess of $20 million during any calendar year. In connection with

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

the amendment, Fortress prepaid $75 million of the outstanding term loans. Fortress is currently evaluating the impact that recording this amendment will have on its fourth quarter 2008 financial statements.

12.	PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information is presented in order to provide data which is more comparable to the 2008 period as a result of the deconsolidation (Note 1).

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the combined and consolidated financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma statement of operations and statement of cash flows information for the nine months ended September 30, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Nine Months Ended September 30, 2007
		Deconsolidation	Pro Forma
	Consolidated	Adjustments	Deconsolidated

Revenues
Management fees from affiliates	$286,956	$53,072	$340,028
Incentive income from affiliates	283,879	211,682	495,561
Other revenues	51,866	(3,232)	48,634
Interest and dividend income — investment company holdings	309,030	(309,030)	—

	931,731	(47,508)	884,223

Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	26,016	—	26,016
Compensation and benefits	507,003	(9,805)	497,198
Principals agreement compensation	612,981	—	612,981
General, administrative and other	80,320	(22,024)	58,296
Depreciation and amortization	6,423	—	6,423

	1,365,363	(164,449)	1,200,914

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2007
		Deconsolidation	Pro Forma
	Consolidated	Adjustments	Deconsolidated

Other income
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains	831	—	831
Net realized gains from affiliate investments	143,017	—	143,017
Net unrealized gains (losses)	(2,597)	—	(2,597)
Net unrealized gains (losses) from affiliate investments	(221,745)	—	(221,745)
Earnings (losses) from equity method investees	(23,289)	3,231	(20,058)

	(751,260)	650,708	(100,552)

Income (loss) before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(1,184,892)	767,649	(417,243)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	854,550	(460,615)	393,935

Income (Loss) Before Income Taxes	(23,308)	—	(23,308)
Income tax expense	(7,237)	—	(7,237)

Net Income (Loss)	$(30,545)	$—	$(30,545)

Total comprehensive income for this period was calculated as follows:
Comprehensive income
Net income (loss)			$(30,545)
Foreign currency translation			(24)
Net unrealized (loss) on derivatives designated as cash flow hedges			(8)
Net unrealized gain on securities available for sale			749
Comprehensive income (loss) from equity method investees			(9,299)
Allocation to Principals’ and others’ interests un equity of consolidated subsidiaries			5,082

Total comprehensive income			$(34,045)

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Nine Months Ended September 30, 2007
		Deconsolidation	Pro Forma
	Consolidated	Adjustments	Deconsolidation

Cash Flows From Operating Activities
Net income (loss)	$(30,545)	$—	$(30,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,423	—	6,423
Other amortization and accretion	1,876	(483)	1,393
(Earnings) losses from equity method investees	23,289	(3,231)	20,058
Distributions of earnings from equity method investees	9,765	3,231	12,996
(Gains) losses from investments	727,971	(647,477)	80,494
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(355,381)	307,034	(48,347)
Principals’ and others’ interests in income of consolidated subsidiaries	(854,550)	460,615	(393,935)
Deferred tax expense	(16,775)	—	(16,775)
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	4,627	—	4,627
Equity-based compensation	713,850	—	713,850
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	214,558	65,445	280,003
Receivables from brokers and counterparties and other assets	(23,024)	32,131	9,107
Accrued compensation and benefits	92,475	(144)	92,331
Due to affiliates	(6,392)	8,594	2,202
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	118,098	(87,935)	30,163
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—

Net cash provided by (used in) operating activities	(1,249,066)	1,996,820	747,754

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2007
		Deconsolidation	Pro Forma
	Consolidated	Adjustments	Deconsolidation

Cash Flows From Investing Activities
Purchase of other loan and security investments	(10,578)	—	(10,578)
Proceeds from sale of other loan and security investments	317	—	317
Contributions to equity method investees	(410,447)	(148,812)	(559,259)
Distributions of capital from equity method investees	115,190	22,685	137,875
Proceeds from sale of equity method investments	29,071	—	29,071
Cash received on settlement of derivatives	132	—	132
Purchase of fixed assets	(8,907)	125	(8,782)
Proceeds from disposal of fixed assets	2,532	—	2,532

Net cash used in investing activities	(282,690)	(126,002)	(408,692)

Cash Flows From Financing Activities
Borrowings under debt obligations	1,999,070	(1,564,070)	435,000
Repayments of debt obligations	(2,010,025)	1,312,872	(697,153)
Payment of deferred financing costs	(6,813)	660	(6,153)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(43,237)	—	(43,237)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries — contributions	3,183,792	(3,183,682)	110
Principals’ and others’ interests in equity of consolidated subsidiaries — distributions	(1,916,216)	1,563,402	(352,814)

Net cash provided by (used in) financing activities	1,640,128	(1,870,818)	(230,690)

Net Increase in Cash and Cash Equivalents	108,372	—	108,372
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120

Cash and Cash Equivalents, End of Period	$169,492	$—	$169,492

NOTE 13 —	CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended, September 30, 2008.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

The consolidating balance sheet information is as follows:

	As of September 30, 2008
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Combined	Consolidated(A)	Eliminations	Consolidated
	(Dollars in tables in thousands, except share data)

Assets
Cash and cash equivalents	$258,426	$826	$—	$259,252
Due from affiliates	49,429	—	—	49,429
Investments
Equity method investees	949,709	48,306	(48,306)	949,709
Options in affiliates	137	—	—	137
Deferred tax asset	8,514	509,064	—	517,578
Other assets	72,193	6,579	—	78,772

	$1,338,408	$564,775	$(48,306)	$1,854,877

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$146,702	$—	$—	$146,702
Due to affiliates	1,913	393,595	—	395,508
Dividends payable	—	—	—	—
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	750,000	—	—	750,000
Other liabilities	58,891	(1,165)	—	57,726

	1,121,141	392,430	—	1,513,571
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	35,365	5,893	133,596	174,854
Shareholders’ Equity
Paid-in capital	1,381,565	538,619	(1,381,565)	538,619
Retained earnings (accumulated deficit)	(1,202,007)	(373,004)	1,202,007	(373,004)
Accumulated other comprehensive income (loss)	2,344	837	(2,344)	837

	181,902	166,452	(181,902)	166,452

	$1,338,408	$564,775	$(48,306)	$1,854,877

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2008
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Consolidated	Consolidated(A)	Eliminations	Consolidated
	(Dollars in tables in thousands, except share data)

Revenues
Management fees from affiliates	$447,928	$—	$—	$447,928
Incentive income from affiliates	56,162	—	—	56,162
Other revenues	69,962	60	—	70,022

	574,052	60	—	574,112

Expenses
Interest expense	29,375	330	—	29,705
Compensation and benefits	399,253	—	—	399,253
Principals agreement compensation	714,710	—	—	714,710
General, administrative and other	59,998	(146)	—	59,852
Depreciation and amortization	7,309	—	—	7,309

	1,210,645	184	—	1,210,829

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(803)	—	—	(803)
Net realized gains (losses) from affiliate investments	(516)	—	—	(516)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(43,352)	—	—	(43,352)
Earnings (losses) from equity method investees	(113,550)	(185,425)	185,425	(113,550)

	(158,221)	(185,425)	185,425	(158,221)

Income (Loss) Before Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(794,814)	(185,549)	185,425	(794,938)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	932	—	611,760	612,692

Income Before Income Taxes	(793,882)	(185,549)	797,185	(182,246)
Income tax benefit (expense)	(3,303)	3,636	—	333

Net Income (Loss)	$(797,185)	$(181,913)	$797,185	$(181,913)

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP — NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SEPTEMBER 30, 2008
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2008
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Consolidated	Consolidated(A)	Eliminations	Consolidated
	(Dollars in tables in thousands, except share data)

Cash Flows From Operating Activities
Net income (loss)	$(797,185)	$(181,913)	$797,185	$(181,913)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,309	—	—	7,309
Other amortization and accretion	3,401	—	—	3,401
(Earnings) losses from equity method investees	113,550	185,425	(185,425)	113,550
Distributions of earnings from equity method investees	9,386	—	—	9,386
(Gains) losses from investments	44,671	—	—	44,671
Deferred incentive income, net	(36,003)	—	—	(36,003)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(932)	—	(611,760)	(612,692)
Deferred tax (benefit) expense	(3,842)	(4,455)	—	(8,297)
Equity-based compensation	853,861	—	—	853,861
Cash flows due to changes in
Due from affiliates	90,724	—	—	90,724
Other assets	(9,396)	(3,656)	—	(13,052)
Accrued compensation and benefits	(94,665)	1,199	—	(93,466)
Due to affiliates	(379)	329	—	(50)
Deferred incentive income	26,077	—	—	26,077
Other liabilities	27,184	2,892	—	30,076

Net cash provided by (used in) operating activities	233,761	(179)	—	233,582

Cash Flows From Investing Activities
Contributions to equity method investees	(135,036)	—	—	(135,036)
Distributions of capital from equity method investees	211,162	61,730	(61,730)	211,162
Purchase of fixed assets	(9,120)	—	—	(9,120)
Proceeds from disposal of fixed assets	53	—	—	53

Net cash provided by (used in) investing activities	67,059	61,730	(61,730)	67,059

Cash Flows From Financing Activities
Borrowings under debt obligations	450,000	—	—	450,000
Repayments of debt obligations	(235,000)	—	—	(235,000)
Payment of deferred financing costs	(5,020)	—	—	(5,020)
Dividends and dividend equivalents paid	(287,891)	(63,855)	270,720	(81,026)
Principals’ and others’ interests in consolidated subsidiaries — distributions	145	—	—	145
Principals’ and others’ interests in consolidated subsidiaries — contributions	(61,907)	—	(208,990)	(270,897)

Net cash provided by (used in) financing activities	(139,673)	(63,855)	61,730	(141,798)

Net Increase (Decrease) in Cash and Cash Equivalents	161,147	(2,304)	—	158,843
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$258,426	$826	$—	$259,252

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the nine months ended September 30, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 12 to Part I, Item 1, “Financial Statements — Pro Forma Financial Information.”

General

Our Business

Fortress is a leading global alternative asset manager with approximately $34.3 billion in AUM as of September 30, 2008. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of September 30, 2008, we managed alternative assets in two core businesses:

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

Hedge Funds — a business that manages approximately $17.3 billion of AUM comprised of two business segments; (i) hybrid hedge funds — which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds — which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

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

Market Considerations

Our revenues consist primarily of (i) management fees based generally on the size of our funds, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues — both at Fortress and within our funds — depends on our ability to attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this investment strategy depends upon a number of market conditions, including:

The strength and liquidity of U.S. and global financial institutions and the financial system.

Many market participants have become increasingly uncertain about the health of a number of financial institutions as well as the financial system in general. Continuing write-downs and capital related issues in the financial services industry have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. These events have impacted the credit and equity markets and global economy in a number of ways (some of which are discussed in more detail below under “— The strength and liquidity of the U.S. and global equity and debt markets”). In addition, certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. The consolidation and elimination of counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates. Moreover, the insolvency of Lehman Brothers affected some of our funds in various ways. For example, some of our hedge funds had prime brokerage accounts with Lehman Brothers, and Lehman Brothers was the counterparty on a number of these funds’ derivatives, repurchase agreements and other financial instruments. These funds are working to close out such arrangements, and we do not currently expect losses as a result of the Lehman insolvency to have a material effect on the net asset value of any Fortress Fund or on Fortress. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Additional failures of financial institutions, particularly those who serve as counterparties to our financing arrangements, would have a meaningfully negative impact on the financial markets in which we operate and could have a meaningfully negative impact on Fortress and one of more of our funds.

The strength and liquidity of the U.S. and global equity and debt markets.

Strong equity market conditions enable our private equity funds to increase the value, and effect realizations, of their portfolio company investments. In addition, strong equity markets make it generally easier for our funds that invest in equities to generate positive investment returns. The condition of debt markets also has a meaningful impact on our business. Several of our funds make investments in debt instruments, which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make investments. Our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.

Although equity and debt market conditions had been favorable for a number of years, the debt market conditions began to deteriorate in mid-2007, as the United States experienced considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. Recently announced private equity-led acquisitions have been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption.

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of some of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Although the United States and other governments took a number of significant steps to improve market conditions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The current market conditions have negatively impacted our business in several ways:

•	There currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we and the funds we manage have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe.

•	There has been a reduction in market trading activity. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents.

•	The per share market prices of the investments held by our private equity funds in public companies have decreased substantially. This, in turn, has contributed to a significant decrease in our public company surplus. A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced.

•	These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend.

•	As a result of the above factors:

•	Our year-to-date distributable earnings is lower than the amount of dividends we have paid in respect of such period, and we did not pay a dividend for the third quarter. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•	Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the nine months ended September 30, 2008, we will have taken $69.2 million of impairments related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $118.9 million.

•	Our flagship liquid hedge fund, which generally has quarterly liquidity terms, received a total of $0.9 billion in redemption requests for the notification period ended September 30, 2008 which were paid in October 2008, and in addition has received redemption requests for notification periods subsequent to September 30, 2008, most of which are still subject to being rescinded, for an additional $1.7 billion, which would become payable on or before the end of January 2009 (and these funds may receive additional redemption requests). In comparison, the same liquid hedge fund received and paid redemption requests for a total of $0.3 billion related to the third and fourth quarters of 2007. Investors in our flagship hybrid hedge funds are permitted to request that their capital be returned on an annual basis (the notice date for which is 90 days before each year end), and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Return of capital requests for those hybrid hedge funds, most of which are still subject to being rescinded, totaled approximately $1.9 billion for the 2008 notice date. In comparison, the same hybrid hedge funds received return of capital requests for a total of $0.6 billion for the 2007 notice date.

•	As a result of not meeting the incentive income thresholds with respect to current investors, the incentive income from a significant portion of our hybrid and liquid hedge funds has been discontinued for an indefinite period of time. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in substantially higher future returns being required before we earn incentive income from such funds.

•	The current ratio of our distributable earnings to our AUM is lower than it has been historically, and it is reasonably likely that the future ratios may also be below historic levels for an indeterminate period of time.

The strength of, and competitive dynamics within, the alternative asset management industry, including the amount of capital invested in, and withdrawn from, alternative investments.

The strength of the alternative asset management industry, and our competitive strength relative to our peers, are dependent upon several factors, including, among other things, (1) the investment returns alternative asset managers can provide relative to other investment options, (2) the amount of funds investors allocate to alternative asset managers and (3) our performance relative to our competitors and the related impact on our ability to attract new capital.

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rate and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in recent years from relatively tight interest rate spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Over the past year, interest rate spreads have widened significantly. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds, including investments in our hedge funds. A reduction in the value of our hedge funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the past several years, institutions, high net worth individuals and other investors (including sovereign wealth funds) have increased their allocations of capital to the alternative investment sector. However, investors have recently begun reducing the amount of capital they are allocating to certain alternative asset investment products, particularly hedge funds, for two reasons. First, as discussed above, challenging market conditions have reduced the returns generated by hedge funds, with many funds posting negative returns this year. Second, the lack of available credit has prompted many investors to maximize their cash holdings. Because the terms of many hedge funds allow investors to redeem their capital periodically (as opposed to most private equity funds, which do not allow redemptions), investors have begun redeeming their investments at rates that are generally higher than redemptions rates in previous years. This wave of redemptions may affect the investment decisions, and impair the viability, of many hedge funds who may not have sufficient cash on hand to satisfy redemption requests and may thus be forced either to sell assets at distressed prices in order to generate cash or take other measures. As discussed above, certain of our hedge funds have recently received higher levels of redemption requests than those received in previous years.

The third factor, which most directly impacts our results, is our investment performance relative to other investment alternatives, including products offered by other alternative asset managers. As a leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital. However, as noted above, current market conditions have reduced the flow of new capital into the alternative asset management sector, and we have recently experienced stronger headwinds in our capital raising efforts. As a result of market conditions, our net capital raised to date during 2008 has been lower than our expectations at the beginning of the year.

Summary

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if current challenging conditions persist or intensify.

We do not currently know the full extent to which this disruption will affect us or the markets in which we operate. If the disruption continues, or results in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, obtaining investment financing and making investments on attractive terms, and may need to make corresponding fundamental changes in our investment practices. However, to date we have been able to continue raising capital for our funds, on a net basis, both through new and existing funds, which serves both to increase our AUM and our management fee income and to give us a significant amount of capital available to be invested at a time when we believe attractive returns in distressed and other asset classes are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following table compares results of operations for the nine months ended September 30, 2008 to our pro forma results of operations for the nine months ended September 30, 2007 on a deconsolidated basis. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of the deconsolidation.

	Nine Months
	Ended	Nine Months Ended September 30, 2007
	September 30,		Deconsolidation	Pro Forma
	2008	Consolidated	Adjustments	Deconsolidated	Variance

Revenues
Management fees from affiliates	$447,928	$286,956	$53,072	$340,028	$107,900
Incentive income from affiliates	56,162	283,879	211,682	495,561	(439,399)
Other revenues	70,022	51,866	(3,232)	48,634	21,388
Interest and dividend income — investment company holdings	—	309,030	(309,030)	—	—

	574,112	931,731	(47,508)	884,223	(310,111)

Expenses
Interest expense	29,705	158,636	(132,620)	26,016	3,689
Compensation and benefits	399,253	507,003	(9,805)	497,198	(97,945)
Principals agreement compensation	714,710	612,981	—	612,981	101,729
General, administrative and other expense (including depreciation and amortization)	67,161	86,743	(22,024)	64,719	2,442

	1,210,829	1,365,363	(164,449)	1,200,914	9,915

Other Income (Loss)
Net gains (losses) — investment company holdings	—	(647,477)	647,477	—	—
Net gains (losses) — other investments	(44,671)	(80,494)	—	(80,494)	35,823
Earnings (losses) from equity method investees	(113,550)	(23,289)	3,231	(20,058)	(93,492)

	(158,221)	(751,260)	650,708	(100,552)	(57,669)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(794,938)	(1,184,892)	767,649	(417,243)	(377,695)
Deferred incentive income	—	307,034	(307,034)	—	—
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	612,692	854,550	(460,615)	393,935	218,757

Income (Loss) Before Income Taxes	(182,246)	(23,308)	—	(23,308)	(158,938)
Income tax benefit (expense)	333	(7,237)	—	(7,237)	7,570

Net Income (Loss)	$(181,913)	$(30,545)	$—	$(30,545)	$(151,368)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007	Variance

Revenues
Management fees from affiliates	$154,266	$124,991	$29,275
Incentive income from affiliates	718	106,690	(105,972)
Other revenues	30,152	15,601	14,551

	185,136	247,282	(62,146)

Expenses
Interest expense	9,481	7,285	2,196
Compensation and benefits	134,774	101,703	33,071
Principals agreement compensation	239,976	232,048	7,928
General, administrative and other expense (including depreciation and amortization)	25,973	19,642	6,331

	410,204	360,678	49,526

Other Income (Loss)
Net gains (losses) — other investments	(10,099)	(58,198)	48,099
Earnings (losses) from equity method investees	(37,921)	(30,716)	(7,205)

	(48,020)	(88,914)	40,894

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in Income of Consolidated Subsidiaries and Income Taxes	(273,088)	(202,310)	(70,778)
Principals’ and others’ interests in loss (income) of consolidated subsidiaries	210,012	152,534	57,478

Income (Loss) Before Income Taxes	(63,076)	(49,776)	(13,300)
Income tax benefit (expense)	5,636	12,219	(6,583)

Net Income (Loss)	$(57,440)	$(37,557)	$(19,883)

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

Management Fees

Significant growth of our average AUM has had a positive effect on our management fee revenues. As the AUM in our funds grew, so did the management fees we earned. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ rapidly growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 774 employees as of September 30, 2007 to 900 employees as of September 30, 2008. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 7 to Part I, Item 1, “Financial Statements — Equity-Based and Other Compensation” as a means to provide an additional financial incentive to retain our existing and future employees.

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

In connection with the Nomura transaction and the initial public offering (see Note 1 to Part I, Item 1, “Financial Statements — Organization and Basis of Presentation”), our operating entities were reorganized and a portion of our income is now subject to U.S. federal and state corporate income tax.

The amount of income taxes that we may be required to pay could increase significantly if legislation introduced in Congress is passed in its proposed form. During June 2007, legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation does not include any corresponding exemption period. As of today, no action has been taken on either bill. In addition, legislation has also been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of taxing income recognized from “carried interests” as ordinary income thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part II, Item 1A, “Risk Factors — Risks Related to Taxation — Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Revenues

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007(A)	Variance	2008	2007	Variance

Management fees from affiliates	$447,928	$340,028	$107,900	$154,266	$124,991	$29,275
Incentive income from affiliates	56,162	495,561	(439,399)	718	106,690	(105,972)
Other revenues	70,022	48,634	21,388	30,152	15,601	14,551

Total Revenues	$574,112	$884,223	$(310,111)	$185,136	$247,282	$(62,146)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, total revenues decreased as a result of the following:

Management fees from affiliates increased by $107.9 million primarily due to the net effect of increases in average AUM of $3.1 billion, $0.3 billion, $2.7 billion and $1.7 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM generated $99.4 million of additional management fees. In addition, management fees from affiliates increased by $2.8 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $439.4 million as a result of $38.7 million of incentive income recognized from our private equity funds for the nine months ended September 30, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $317.6 million of incentive income recognized from our private equity funds for the nine months ended September 30, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds, our Castles and our hybrid hedge funds contributed additional decreases of $140.7 million, $18.6 million and $1.3 million, respectively, in incentive income primarily due to lower returns.

Other revenues increased by $21.4 million primarily due to a $10.4 million increase in expense reimbursements from our funds, which are recorded gross on our statement of operations, a $12.9 million increase in incentive income from non-affiliates, dividend income of $1.7 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), and a $1.0 million increase in fees from non-affiliates, which were offset by a decrease in interest income of $5.4 million. Expense reimbursements increased primarily due to an increase in expenses related to an increase in headcount needed to support the growth of the hybrid hedge funds and liquid hedge funds of $5.1 million and $1.4 million, respectively, and new private equity funds and liquid hedge funds of $1.0 million and $0.9 million, respectively. Incentive income from non-affiliates increased primarily due to a realization event in 2008 from a third party account we manage.

Three months ended September 30

For the three months ended September 30, 2008 compared with the three months ended September 30, 2007, total revenues decreased as a result of the following:

Management fees from affiliates increased by $29.3 million primarily due to the net effect of increases in average AUM of $2.8 billion, $0.1 billion, $2.2 billion and $1.3 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM generated $26.2 million of additional management fees.

Incentive income from affiliates decreased by $106.0 million as a result of $0.5 million of incentive income recognized from our private equity funds for the three months ended September 30, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $105.6 million of incentive income recognized from our private equity funds for the three months ended September 30, 2007, which was no longer subject to contingencies.

Other revenues increased by $14.6 million primarily due to a $0.6 million increase in expense reimbursements from our funds, which are recorded gross on our statement of operations, a $12.8 million increase in incentive income from non-affiliates, dividend income of $0.7 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), and a $1.1 million increase in fees from non-affiliates, which were offset by a decrease in interest income of $0.9 million.

Expenses

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007(A)	Variance	2008	2007	Variance

Interest expense	$29,705	$26,016	$3,689	$9,481	$7,285	$2,196
Compensation and benefits	399,253	497,198	(97,945)	134,774	101,703	33,071
Principals agreement compensation	714,710	612,981	101,729	239,976	232,048	7,928
General, administrative and other (including depreciation and amortization)	67,161	64,719	2,442	25,973	19,642	6,331

Total Expenses	$1,210,829	$1,200,914	$9,915	$410,204	$360,678	$49,526

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, total expenses increased as a result of the following:

Interest expense increased by $3.7 million primarily due to a net increase of $3.5 million due to higher average borrowings in 2008, offset by a decrease in average interest rates.

Compensation and benefits decreased by $97.9 million primarily due to a decrease in profit sharing compensation of $185.0 million, offset by an increase due to growth in our employee population of $39.7 million, a $7.0 million discretionary bonus declared during the first quarter of 2008 to one senior employee, and an increase in equity based compensation of $40.4 million primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit-sharing compensation decreased due largely to greater private equity realization events in the first nine months of 2007 than in the first nine months of 2008, and decreased profit from our liquid and hybrid hedge funds. Our average headcount for the nine months ended September 30, 2008 grew 24% compared to the nine months ended September 30, 2007.

Principals agreement compensation increased by $101.7 million because there was not a full nine months of amortization in 2007. In connection with the initial public offering in February 2007, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who remain employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses increased by $2.4 million, primarily as a result of a net increase of $5.1 million in office and administrative costs to support a significantly larger workforce and increased infrastructure demands, and an increase of $0.8 million in other general expenses related to being a public company, offset by a decrease in professional fees and consulting fees of $3.5 million relating to our transition to being a public company during 2007.

Three months ended September 30

For the three months ended September 30, 2008 compared with the three months ended September 30, 2007, total expenses increased as a result of the following:

Interest expense increased by $2.2 million primarily due to a net increase of $0.8 million related to higher average borrowings in 2008, offset by a decrease in average interest rates, and an increase of $1.1 million due to an increase in the amortization of financing costs associated with the amendments to our credit facility in May 2007 and April 2008.

Compensation and benefits increased by $33.1 million primarily due to an increase in equity based compensation of $26.1 million, primarily due to 31 million FOG RPUs granted in April 2008 (see discussion below), and an increase due to growth in our employee population of $8.7 million, offset by a decrease in profit sharing compensation of $1.7 million. Profit-sharing compensation decreased largely due to greater private equity realization events in the third quarter of 2007 than in the third quarter of 2008, and decreased profit from our liquid and hybrid hedge funds. Our average headcount for the three months ended September 30, 2008 grew 17% compared to the three months ended September 30, 2007.

Principals agreement compensation is being amortized over the term of the agreement.

General, administrative and other expenses increased by $6.3 million primarily as a result of an increase in professional fees and consulting fees of $4.8 million and an increase of $1.7 million in office and administrative costs to support a significantly larger workforce and increased infrastructure demands.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $968.2 million with a weighted average recognition period of 4.4 years. This does not include amounts related to the Principals Agreement, which is discussed above.

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

Other Income (Loss)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007(A)	Variance	2008	2007	Variance

Net gains (losses) — other investments	$(44,671)	$(80,494)	$35,823	$(10,099)	$(58,198)	$48,099
Earnings (losses) from equity method investees	(113,550)	(20,058)	(93,492)	(37,921)	(30,716)	(7,205)

Total Other Income (Loss)	$(158,221)	$(100,552)	$(57,669)	$(48,020)	$(88,914)	$40,894

(A)	Pro Forma results of our operations on a deconsolidated basis.

Nine months ended September 30

For the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, total other income (loss) decreased as a result of the following:

Gains (losses) — other investments increased by $35.8 million primarily due to the net effect of:

•	recognition of an unrealized loss of $16.2 million for the nine months ended September 30, 2008 on our options in our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized loss of $79.2 million for the nine months ended September 30, 2007; and

•	recognition of an unrealized loss of $27.2 million for the nine months ended September 30, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159.

Earnings (losses) from equity method investees decreased by $93.5 million primarily due to the net effect of (i) the recognition of a $113.6 million net loss from equity method investees in 2008 as a result of a loss attributable to investments in our private equity funds, liquid hedge funds and hybrid hedge funds, compared to (ii) the recognition of a $20.1 million loss on our equity method investments for the nine months ended September 30, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Three months ended September 30

For the three months ended September 30, 2008 compared with the three months ended September 30, 2007, total other income (loss) increased as a result of the following:

Gains (losses) — other investments increased by $48.1 million primarily due to the net effect of:

•	recognition of an unrealized loss of $0.7 million for the three months ended September 30, 2008 on our options in our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized loss of $54.6 million for the three months ended September 30, 2007; and

•	recognition of an unrealized loss of $6.2 million for the three months ended September 30, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159.

Earnings (losses) from equity method investees decreased by $7.2 million primarily due to the net effect of (i) the recognition of a $37.9 million net loss from equity method investees in 2008 as a result of a loss attributable to investments in our private equity funds, liquid hedge funds and hybrid hedge funds compared to (ii) the recognition of a $30.7 million loss on our equity method investments for the three months ended September 30, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Income Tax Benefit (Expense)

For the nine and three months ended September 30, 2008, Fortress recognized income tax expense (benefit) of ($0.3 million) and ($5.6 million), respectively. For the nine and three months ended September 30, 2007, Fortress recognized income tax expense (benefit) of $7.2 million and ($12.2 million), respectively. The primary reason for the decrease in income tax expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is a decrease in pre-tax book income. The primary reasons for the decrease in income tax benefit for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, and (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision.

Fortress has recorded a significant deferred tax asset, primarily in connection with the Nomura Transaction and IPO. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. As of September 30, 2008, we believe that it is more likely than not that this tax benefit will be realized based on our expectations of future taxable income. Such expectations are dependant on achieving anticipated levels of AUM and fund performance among other factors, and actual results may differ materially. We analyze this asset on a quarterly basis to determine if a valuation allowance is necessary. If we were to determine that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, we would be required to record a valuation allowance for that portion. However, this would be substantially offset by a corresponding write off of a pro rata portion of the tax receivable agreement liability

Segment Analysis

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

Discussed below are our results of operations for each of our reportable segments. They represent the separate segment information available and utilized by our management committee, which consists of our principals and certain key officers, and which functions as our chief operating decision maker to assess performance and to allocate resources. Management evaluates the performance of each segment based on its distributable earnings.

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

Distributable earnings is defined in Note 10 to Part I, Item 1, “Financial Statements — Segment Reporting.” Furthermore, a complete discussion of DE basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Management Fees	$128,514	$97,749	$30,765	$44,184	$35,133	$9,051
Incentive Income	12,294	273,890	(261,596)	(16,447)	83,592	(100,039)

Segment revenues — total	$140,808	$371,639	$(230,831)	$27,737	$118,725	$(90,988)

Pre-tax distributable earnings	$100,461	$249,116	$(148,655)	$18,575	$82,273	$(63,698)

Nine months ended September 30

Pre-tax distributable earnings decreased by $148.7 million primarily due to:

•	a $30.8 million increase in management fees. Management fees increased primarily due to (i) $31.5 million of management fees generated by the creation of new private equity funds, most notably Fund V, Fund V Coinvestment, Florida Coinvestment Fund, Mortgage Opportunities Fund and Credit Opportunities Fund, and (ii) an increase in average AUM of $9.5 million from Fund IV, Fund IV Coinvestment, Real Assets Fund and Holiday Investment Fund (“FHIF”). These increases to management fees were partially offset by a decrease of $1.7 million in management fees collected from Fortress Residential Investment Deutschland (“FRID”) as a result of distributions to investors (which reduces AUM) during 2007, a decrease of

$2.6 million from Fund III as a result of the NAV of certain portfolio companies declining below their invested capital, a decrease of $3.1 million from Fund IV, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments), and a decrease of $2.1 million as a result of a decrease in the average management fee percentage earned;

•	a $167.2 million net decrease in incentive income. Incentive income decreased by $261.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $94.4 million reflected as profit sharing compensation expense. The decrease of $261.6 million in incentive income was primarily attributable to a decline in the results of realization events of our private equity funds of $247.8 million, and an impairment of incentive income from FRID of $16.4 million, offset by an increase of $2.7 million in incentive income due to higher FFO in excess of certain performance hurdles generated by NIH; and

•	an $11.5 million increase in operating expenses primarily related to an increase in headcount.

Three months ended September 30

Pre-tax distributable earnings decreased by $63.7 million primarily due to:

•	a $9.1 million increase in management fees. Management fees increased primarily due to (i) $5.2 million of management fees generated by the creation of new private equity funds, most notably Mortgage Opportunities Fund, Fund V Coinvestment and Credit Opportunites Fund, (ii) a $4.5 million increase due to an increase in average AUM mainly from Fund IV and Real Assets Fund, offset by (iii) a decrease of $0.4 million as a result of a decrease in the average management fee percentage earned;

•	a $66.5 million net decrease in incentive income. Incentive income decreased by $100.0 million partially offset by a corresponding decrease in the employees’ share of incentive income of $33.5 million reflected as profit sharing compensation expense. The decrease of $100.0 million in incentive income was primarily attributable to a decline in the results of realization events of our private equity funds of $83.5 million and an impairment of incentive income from FRID of $16.4 million.

•	a $6.2 million increase in operating expenses primarily related to an increase in headcount.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Management Fees	$41,320	$34,877	$6,443	$13,665	$12,131	$1,534
Incentive Income	12	18,596	(18,584)	—	691	(691)

Segment revenues — total	$41,332	$53,473	$(12,141)	$13,665	$12,822	$843

Pre-tax distributable earnings	$12,033	$24,101	$(12,068)	$3,829	$5,163	$(1,334)

Nine months ended September 30

Pre-tax distributable earnings decreased by $12.1 million primarily due to:

•	a $5.8 million net increase in management fees. Management fees increased primarily due to (i) $3.7 million as a result of the growth of average AUM, and (ii) $2.8 million as a result of changes in foreign currency exchange rates. These increases to management fees were partially offset by an increase in the employees’ share of management fees of $0.7 million;

•	a $13.5 million net decrease in incentive income. Incentive income decreased by $18.6 million which was offset by a decrease in the employees’ share of incentive income of $5.1 million reflected as profit sharing compensation expense. The decrease of $18.6 million was primarily due to the recognition of incentive income generated by Newcastle and Eurocastle as a result of FFO exceeding certain performance hurdles for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, Newcastle’s and Eurocastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $4.4 million net increase in operating expenses primarily due to increases in general and administrative and other expenses.

Three months ended September 30

Pre-tax distributable earnings decreased by $1.3 million primarily due to:

•	a $1.3 million net increase in management fees. Management fees increased primarily due to (i) $1.0 million as a result of the growth of average AUM, and (ii) $0.5 million as a result of changes in foreign currency exchange rates. These increases to management fees were partially offset by an increase in the employees’ share of management fees of $0.2 million;

•	a $0.5 million net decrease in incentive income. Incentive income decreased by $0.7 million which was offset a decrease in the employees’ share of incentive income of $0.2 million reflected as profit sharing compensation expense. The decrease of $0.7 million was primarily due to the recognition of incentive income generated by Newcastle and Eurocastle as a result of FFO exceeding certain performance hurdles for the three months ended September 30, 2007. For the three months ended September 30, 2008, Newcastle’s and Eurcastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $2.1 million net increase in operating expenses primarily due increases in general and administrative and other expenses.

Liquid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Management Fees	$169,965	$113,692	$56,273	$59,640	$44,351	$15,289
Incentive Income	17,125	157,989	(140,864)	85	(210)	295

Segment revenues — total	$187,090	$271,681	$(84,591)	$59,725	$44,141	$15,584

Pre-tax distributable earnings	$70,662	$129,203	$(58,541)	$25,236	$23,815	$1,421

Nine months ended September 30

Pre-tax distributable earnings decreased by $58.5 million primarily due to:

•	a $59.1 million net increase in management fees. Management fees increased by $56.3 million and the employees’ share of management fees decreased by $2.8 million (due to a reduction in the employees’ percentage share of such fees). The $56.3 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which generated $36.5 million, $9.7 million and $11.2 million of additional management fees, respectively, partially offset by a decrease in non-affiliate management fees of $1.1 million;

•	a $93.1 million net decrease in incentive income. Incentive income decreased by $140.9 million partially offset by a corresponding decrease in the employees’ share of incentive income of $47.8 million, reflected as profit sharing compensation expense. The $140.9 million decrease in incentive income is primarily attributable to a decrease of $158.2 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by realization events from special investments and the new Commodities Fund of $2.1 million and $15.2 million, respectively; and

•	a $24.5 million increase in operating expenses primarily due to an increase in headcount.

Three months ended September 30

Pre-tax distributable earnings increased by $1.4 million primarily due to:

•	a $17.1 million net increase in management fees. Management fees increased by $15.3 million and the employees’ share of management fees decreased by $1.8 million (due to a reduction in the employees’ percentage share of such fees). The $15.3 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which generated $7.2 million, $2.9 million and $5.2 million of additional management fees, respectively;

•	a $5.4 million net decrease in incentive income. Incentive income increased by $0.3 million and the return by the employees of their share of incentive income decreased by $5.7 million. We accrue the employees’ share of incentive income at the end of each interim period based on the year to date performance of the funds. For the three months ended September 30, 2008 and 2007, the liquid hedge funds recognized a negative return for each period. As a result, we adjusted the employees’ share of incentive income for the three months ended September 30, 2008 and 2007 to reflect the respective cumulative amount of the employees’ share of incentive income for the nine months ended September 30, 2008 and 2007. These adjustments for the three months ended September 30, 2008 and 2007 effectively represented a partial return by the employees of their incentive income earned for periods prior to the three months ended September 30, 2008 and 2007. There was a $5.7 million net decrease in the amount of incentive income returned by employees for the three months ended September 30, 2008 compared to the three months ended September 30, 2007; and

•	a $10.3 million increase in operating expenses primarily due to an increase in headcount.

Hybrid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Management Fees	$111,483	$94,096	$17,387	$38,028	$33,376	$4,652
Incentive Income	14,128	93,832	(79,704)	13,256	9,463	3,793

Segment revenues — total	$125,611	$187,928	$(62,317)	$51,284	$42,839	$8,445

Pre-tax distributable earnings	$26,099	$55,882	$(29,783)	$14,820	$6,569	$8,251

Nine months ended September 30

Pre-tax distributable earnings decreased by $29.8 million primarily due to:

•	a $14.9 million net increase in management fees. Management fees increased by $17.4 million partially offset by a corresponding increase in the employees’ share of management fees of $2.5 million. The $17.4 million increase in management fees was primarily a result of growth in AUM, which resulted in an $18.9 million increase, offset by a decrease of $1.2 million due to a decrease in the average management fee percentage earned, and a $0.3 million decrease in management fees from third party accounts we manage;

•	a $44.0 million net decrease in incentive income. Incentive income decreased by $79.7 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $35.7 million. The $79.7 million decrease in incentive income was primarily attributable to a decline in the returns of our hybrid hedge funds which generated a decrease of $104.3 million, partially offset by an increase of $11.5 million due to the change in the average capital eligible for incentive income and a $13.1 million realization event in 2008 from a third party account we manage; and

•	a $0.7 million increase in operating expenses primarily related to an increase in headcount.

Three months ended September 30

Pre-tax distributable earnings increased by $8.3 million primarily due to:

•	a $3.7 million net increase in management fees. Management fees increased by $4.7 million partially offset by a corresponding increase in the employees’ share of management fees of $0.9 million. The $4.7 million increase in management fees was primarily a result of growth in AUM, which generated a $4.3 million increase;

•	a $3.4 million net increase in incentive income. Incentive income increased by $3.8 million partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $0.4 million. The $3.8 million increase in incentive income was primarily attributable to a $13.1 million realization event in 2008 from a third party account we manage and an increase of $0.6 million due to the change in the average capital eligible for incentive income, offset by a decline in the returns of our hybrid hedge funds which generated a decrease of $9.9 million; and

•	a $1.2 million decrease in operating expenses primarily related to a decrease in discretionary bonuses, offset by an increase in other expenses based on increased headcount.

Principal Investments

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Pre-tax distributable earnings (loss)	$(113,506)	$25,531	$(139,037)	$(82,850)	$(4,110)	$(78,740)

Nine months ended September 30

Pre-tax distributable earnings decreased by $139.0 million primarily due to:

•	Private Equity funds: a $45.5 million decrease in net investment income primarily as a result of a $36.5 million impairment on our investments in GAGACQ Investors, FRID, Fortress RIC Coinvestment and a single asset fund invested in a private company recognized in 2008 and $9.4 million of realized gains (representing our share) primarily from an investment in a residential housing company during 2007, as compared to $0.4 million of realized gains in 2008;

•	Castles: a $17.9 million decrease in net investment income primarily as a result of an $18.4 million impairment on our shares held in Newcastle and Eurocastle during 2008 and a decrease of $2.1 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $2.6 million recognized during the nine months ended September 30, 2007;

•	Liquid hedge funds: a $6.3 million decrease in net investment income primarily as a result of (i) $4.9 million attributable to lower returns in 2008, (ii) recognition of a $0.3 million impairment on our investments in special investments in 2008, (iii) the distribution of previously earned fees which had generated $2.0 million of income for the nine months ended September 30, 2007, and (iv) a net decrease in other miscellaneous items of $0.3 million. This was partially offset by an increase of $1.2 million due to the increase in our average investment balance;

•	Hybrid hedge funds: a $58.0 million decrease in net investment income of which $43.9 million was due to lower returns including special investments, $7.4 million was due to the decrease in our average investment balance, $4.0 million was due to recognition of an impairment on our investments in special investments in 2008 and $2.7 million was due to a net decrease in other miscellaneous items; and

•	Expenses and other: an $11.3 million decrease in net investment income primarily due to (i) a $5.4 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a net increase of $3.5 million in interest expense due to higher average borrowings in 2008, offset by a decrease in average interest rates, and (iii) a loss of $1.2 million related to foreign currency translation during the nine months ended September 30, 2008.

Three months ended September 30

Pre-tax distributable earnings decreased by $78.7 million primarily due to:

•	Private Equity funds: a $36.5 million decrease in net investment income primarily as a result of an impairment on our investments in GAGACQ Investors, FRID, Fortress RIC Coinvestment and a single asset fund invested in a private company;

•	Castles: a $7.6 million decrease in net investment income primarily as a result of a $8.9 million impairment on our shares held in Eurocastle during 2008 and a decrease of $0.9 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $2.0 million recognized during the three months ended September 30, 2007;

•	Liquid hedge funds: a $0.5 million increase in net investment income which is primarily attributable to a $1.7 million increase resulting from an increase in our average investment balance, offset by a $0.7 million decrease attributable to lower returns in 2008, recognition of a $0.3 million impairment on our investments in special investments in 2008 and a net decrease in other miscellaneous items of $0.2 million;

•	Hybrid hedge funds: a $27.2 million decrease in net investment income. $20.0 million was attributable to lower returns in 2008 and a decrease in our average investment balance, $4.0 million was attributable to the recognition of an impairment on our investments in special investments in 2008, and $3.2 million was attributable to a net decrease in other miscellaneous items; and

•	Expenses: a $7.9 million decrease in net investment income primarily due to (i) a decrease of $0.9 million in interest income as a result of lower interest rates and lower average cash balances, (ii) a net increase of $0.8 million in interest expense as a result of higher average borrowings in 2008, offset by a decrease in average interest rates, (iii) a loss of $5.2 million related to foreign currency translation during the three months ended September 30, 2008, and (iv) an increase of $1.1 million in the amortization of financing costs associated with the amendments to our credit facility.

Unallocated

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008	2007	Variance	2008	2007	Variance

Pre-tax distributable earnings (loss)	$21	$(10,244)	$10,265	$14	$(2,958)	$2,972

Nine months ended September 30

Pre-tax distributable earnings (loss) increased by $10.3 million. The increase in earnings is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

Three months ended September 30

Pre-tax distributable earnings (loss) increased by $3.0 million. The increase in earnings is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

Sensitivity

For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may require cash to make distributions. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. Our primary uses of liquidity include operating expenses, working capital expenses, amortization payments under our 2007 Credit Agreement and tax and tax-related payments.

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

Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds. Furthermore, strategic initiatives and the ability to make large principal investments in funds may be dependant on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities.

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

As of September 30, 2008, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2008 consisted of the following:

Outstanding
Private Equity Funds	Commitment

Fund I	$12
Fund II	1,958
Fund III	2,249
Fund III Coinvestment	2
Fund IV	12,396
Fund IV Coinvestment	14
Fund V	59,693
Fund V Coinvestment	10
Fund VI	15,000
FTS SIP L.P.	1,000
Fortress Residential Investment Deutschland	899
Holiday Investment Fund	11,446
Florida Coinvestment Fund	1,551
Long Dated Value Fund I	735
Long Dated Value Fund II	2,210
Long Dated Value Fund III	406
Real Assets Fund	31,062
Karols Development Co	5,480
Credit Opportunities Fund	7,515
Drawbridge Assets Overflow Fund	19

Total	$153,657

Lease Obligations

Minimum future rental payments under our operating leases are as follows:

October 1, 2008 to December 31, 2008	$4,606
2009	19,223
2010	21,890
2011	12,369
2012	11,785
2013	11,587
Thereafter	34,164

Total	$115,624

Debt Obligations

As of September 30, 2008, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

On November 12, 2008, we entered into an additional amendment to the 2007 Credit Agreement. The amendment, among other things: (i) modified the definition of EBITDA, which is used to calculate our Consolidated Leverage Ratio, to exclude any realized or unrealized gains and losses on investments and to reflect private equity incentive income clawbacks on a cash basis; (ii) modified the financial covenants by (a) reducing the amount of required investment assets to $975 million (less any future term loan repayments) and (b) changing the required Consolidated Leverage Ratios for the quarters ending June 30 and September 30, 2009 from 2.5 to 1.0 to 2.75 to 1.0; (iii) increased the rate on LIBOR loans to LIBOR + 2.00% (and Base Rate loans to the prime rate + 1.00%) — this rate is no longer subject to change pursuant to a ratings-based pricing grid; (iv) established the commitment fee for the unused portion of the revolving credit facility at 0.25% — this rate is also no longer subject to change pursuant to a ratings-based pricing grid; (v) reduced the revolving credit facility commitments to $125 million; (vi) established a requirement that outstanding term loans be prepaid with 25% of the amount by which EBITDA for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million); (vii) required $50 million of additional term loan repayments ($25 million in July of 2009 and 2010); (viii) established a requirement that the borrower cash collateralize the letter of credit obligations of distressed lenders under certain circumstances, including lender non-funding or bankruptcy; and (ix) established an event of default under certain circumstances where the borrower, any guarantor or certain of their subsidiaries are required to make promote clawback payments in excess of $20 million during any calendar year. In connection with the amendment, we prepaid $75 million of the outstanding term loans.

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value			September 30, 2008
	September 30,	December 31,	Final Stated	Weighted Average	Weighted Average
Debt Obligation	2008	2007	Maturity	Funding Cost(1)	Maturity (Years)

Credit Agreement(2)
Revolving debt(3)	$—	$185,000	May 2012	0.00%	N/A
Term loan	350,000	350,000	May 2012	4.52%	3.61
Delayed term loan	400,000	—	May 2012	4.55%	1.47

Total	$750,000	$535,000		4.54%	2.47

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 3.19%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $189 million was undrawn under the revolving debt facility as of September 30, 2008, including a $25 million letter of credit subfacility of which $11 million was utilized. However, as a result of the amendments described above, the aggregate amount of revolving credit facility commitments has been reduced from $200 million to $125 million. In addition, Lehman Brothers Commercial Paper, Inc., which is committed to fund $11.9 million of the $125 million revolving credit facility, has filed for bankruptcy protection, and it is reasonably possible that it will not fund its portion of the commitments. As a result, approximately $102 million of the undrawn amount is currently available.

Based on the current terms of the agreement, after the November 12, 2008 modifications, and assuming no EBITDA-based required prepayments, our outstanding debt matures as follows (in thousands):

October 1 — December 31, 2008	$75,000
2009	75,000
2010	125,000
2011	100,000
2012	375,000

Total	$750,000

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of September 30, 2008, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of September 30, 2008. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit AUM to be less than $21.5 billion as of December 31, 2007, plus an additional $500 million at the end of each subsequent fiscal year;

•	Permit the Consolidated Leverage Ratio, as defined in the 2007 Credit Agreement, to be greater than (i) for the fiscal quarters ending March 31, 2008, June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, 2.75 to 1.0, (ii) for the fiscal quarters ending December 31, 2009 and March 31, 2010, 2.50 to 1.0 and (iii) for each fiscal quarter thereafter, 2.25 to 1.0;

•	Permit the aggregate value of investments held, including certain cash, to be less than $975 million (less the amount of any term loans repaid after November 12, 2008) (the “Required Investment Assets”);

•	Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interest in the Fortress private equity funds and hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•	Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

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

The events of default under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2007 Credit Agreement) with respect to our funds.

This summary is qualified by reference to our 2007 Credit Agreement, a copy of which, including all amendments thereto, has been filed with the SEC. The most recent amendment is attached as an exhibit to this Quarterly Report on Form 10-Q.

Dividends/Distributions

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

During the nine months ended September 30, 2008, in addition to the distributions described above, Fortress Operating Group made distributions to the principals of $3.0 million (all of which was distributed prior to the issuance of the RPUs) in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, for the nine months ended September 30, 2007.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $233.6 million and ($1,249.1) million during the nine months ended September 30, 2008 and 2007, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million which are reflected as operating activities pursuant to investment company accounting.

Investing Activities

Our net cash flow provided by (used in) investing activities was $67.1 million and ($282.7) million during the nine months ended September 30, 2008 and 2007, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($135.0) million and ($410.4) million during the nine months ended September 30, 2008 and 2007, respectively, (ii) distributions of capital from equity method investees of $211.2 million and $115.2 million during the nine months ended September 30, 2008 and 2007, respectively, as well as proceeds from the sale of equity method investments of $29.1 million in 2007, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets of ($9.1) million and ($6.4) million during these periods, respectively.

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

Our net cash flow provided by financing activities was ($141.8) million and $1,640.1 million during the nine months ended September 30, 2008 and 2007, respectively. Our financing activities primarily included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,620.3 million during 2007, (ii) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($203.6) million and ($423.2) million during these periods, respectively, (iii) distributions to employees related to their interests in consolidated subsidiaries of ($61.3) million and ($145.7) million during these periods, respectively, (iv) dividends to our shareholders, and (v) our net borrowing and repayment activity.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 2 to Part I, Item 1, “Financial Statements — Management Agreements and Fortress Funds.”

Valuation of Investments

As a result of the deconsolidation described above, our investments in the Fortress Funds are recorded based on the equity method of accounting subsequent to March 31, 2007. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide — Investment Companies. As such, our results are based on the reported fair value of the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. The values arrived at may be adjusted if, when estimating the value, it is determined that a more accurate value can be obtained from recent trading activity or by incorporating other relevant information that may not have been reflected in pricing obtained from the models. Fair values obtained from external sources are rarely (less than 1% of our value estimates) adjusted in this manner. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

Liquid Hedge Funds

The majority of the investments in our liquid hedge funds are valued based on quoted market prices, including broker quotations in illiquid or inactive markets which include disclaimers stating they are not “actionable” and are therefore included in level 3A as described below. Investments valued based on other observable market parameters in our liquid hedge funds include (i) interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are valued by the independent fund administrator using models with significant observable market parameters, and (ii) funds managed by third parties for which we receive value information from the fund managers. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2008.

The categories displayed below correspond directly with the disclosures which are required under SFAS 157, described under “— Recent Accounting Pronouncements” below. Note that negative percentages represent net short positions.

	Private	Liquid	Hybrid	Total Investment
Basis for Determining Fair Value	Equity Funds	Hedge Funds	Hedge Funds	Company Holdings

1. Quoted market prices(A)	6%	(28)%	4%	1%
2. Other observable market parameters	11%	78%	5%	18%
3A. Third party pricing sources with significant unobservable market parameters(B)	13%	48%	87%	45%
3B. Internal models with significant unobservable market parameters	70%	2%	4%	36%

Total	100%	100%	100%	100%

(A)	For liquid hedge funds, includes gross long positions of 18% and short positions of (46%).

(B)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers. The result is skewed for the liquid hedge funds due to the offsetting net short positions in Level 1 and net long positions in Level 2.

As of September 30, 2008, $10.7 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds and $0.5 billion of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2008, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds

Management fees, per annum on a prospective basis	$5.1 million or	$4.9 million	$18.7 million
$(6.2 million)(A)
Incentive income	N/A(B)	$0.0 million or	N/A(C)
$(0.1 million)
Earnings from equity method investees	$59.1 million	$0.9 million	$27.5 million

Note:	The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the liquid hedge funds.

(A)	Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2008, $3.9 billion of private equity portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2008 is the current reset date.

(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

For further information on our effective tax rate see Note 5 to our financial statements in Part I, Item 1, “Financial Statements — Income Taxes and Tax Related Payments.”

Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, would cause us to incur a material increase in our tax liability. See “— Factors Affecting Our Business — Income Tax Expense.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, “Financial Statements — Equity-Based Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date. Since our IPO in February 2007, neither our actual forfeiture rate nor any other factors have caused us to change our forfeiture expectations or assumptions.

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

In August 2008, the FASB issued an exposure draft of a proposed SFAS, “Earnings per Share, an amendment of FASB Statement No. 128.” This proposed SFAS is intended to clarify and simplify the earnings per share computation and its expected effective date has not yet been determined. We are currently evaluating the potential impact of this proposed SFAS on us.

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special purpose and variable interest entities and would be effective for us in 2010. We are currently evaluating the potential impact of these proposed standards on us. To the extent they result in changes to the entities included in our consolidated financial statements, the impact could be material to our gross assets, liabilities, revenues and expenses but would not be material to our net income or equity.

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

Contractual Obligations

As of September 30, 2008, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above.

Our future contractual obligations increased from $1.3 billion as of December 31, 2007 to $1.5 billion as of September 30, 2008.

Our debt obligations payable increased from $671.3 million as of December 31, 2007 to $856.0 million as of September 30, 2008, including estimates for interest payments. This increase was primarily attributable to the

$450 million delayed term loan drawn by us in February 2008, partially offset by the simultaneous paydown of the $185 million revolving debt facility, as well as the paydown of $50 million on the delayed term loan in September 2008.

Our outstanding capital commitments, including our commitments to our funds, have increased by $19.7 million from $134.0 million as of December 31, 2007 to $153.7 million as of September 30, 2008. The increase is primarily attributable to our capital commitments to our newly formed funds, Credit Opportunities Fund, Fund VI and FTS SIP L.P., to which we have outstanding capital commitments as of September 30, 2008 of $7.5 million, $15.0 million and $1.0 million, respectively, as well as an increase in our outstanding capital commitments to Fund V and other Fortress Funds of $18.6 million and $3.2 million, respectively. These increases in outstanding capital commitments were partially offset by net capital draws made by other Fortress Funds, which decreased our outstanding commitments by $25.6 million.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2008 (in thousands):

Assets
Equity method investees	$949,709
Options in affiliates	137

$949,846

Liabilities
Debt obligations payable	$750,000

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2008, approximately 64% of our management fees earned were based on the NAV of the applicable funds.

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

•	Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds where incentive income is subject to contingencies at September 30, 2008 would increase or decrease future incentive income by $46.3 million or ($23.4 million), respectively; however, this would have no effect on our current reported financial condition or results of operations. One fund’s incentive income is not subject to contingencies.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

•	Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on September 30, 2008 would have resulted in a loss to investors for the quarter. In future quarters, this loss would create or cause the fund to fall further below a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on September 30, 2008, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at September 30, 2008 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues(A)
				Earnings from
	Management	Incentive		Equity Method	Management	Incentive		Investment
	Fees(B)	Income		Investees(G)	Fees(B)	Income		Income

Private Equity Funds	$7.1	$ N/A	(E)	$67.2	$7.1	$ N/A	(E)	$ N/A
Castles(D)	N/A	N/A		N/A	N/A	N/A		N/A
Hedge Funds
Liquid	21.7	16.1		3.3	21.7	16.1		2.9
Hybrid	14.4	N/A	(F)	23.2	14.4	42.0		12.2

Total	$43.2	$16.1		$93.7	$43.2	$58.1		$15.1

	10% Negative Change
	GAAP Revenues				Segment Revenues(A)
				Earnings from
	Management	Incentive		Equity Method	Management	Incentive		Investment
	Fees(B)	Income		Investees(G)	Fees(B)	Income		Income

Private Equity Funds	$(8.5)	$ N/A	(E)	$(67.2)	$(8.5)	$ N/A	(C)(E)	$ N/A	(C)
Castles(D)	N/A	N/A		N/A	N/A	N/A		N/A (C	)
Hedge Funds
Liquid	(21.7)	(0.2)		(3.3)	(21.7)	(0.2)		(2.9)
Hybrid	(14.4)	N/A	(F)	(23.2)	(14.4)	—		(12.2)

Total	$(44.6)	$(0.2)		$(93.7)	$(44.6)	$(0.2)		$(15.1)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds, it assumes that the management fees reset as of September 30, 2008. Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2008, $4.8 billion of private equity portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase $7.5 million on an annual basis in the event interest rates were to increase by one percentage point.

Equity Prices and Exchange Rate Risk

Our investment in Eurocastle is directly exposed to foreign exchange risk. As of September 30, 2008, we had a $4.2 million investment in Eurocastle which is accounted for at fair value.

Gains (losses) on options granted to us by the Castles are affected by movements in (i) the equity price of the underlying shares and (ii) in the case of Eurocastle, the rate of exchange between the U.S. dollar and the Euro. Analyzed separately, we estimate that a 10% increase (decrease) in the equity price of the underlying shares of the options on September 30, 2008 would affect gains and (losses) for the nine months ended September 30, 2008 by $0.1 million and ($0.1 million), respectively. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2008, we estimate the gains and losses for the nine months ended September 30, 2008 in relation to the value of the shares and options would increase or decrease by $0.5 million.

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

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al., which we refer to as the Brookdale Action, was brought in the United States District Court for the Eastern District of New York on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership, or Ventas, an unaffiliated real estate investment trust. It names as defendants, among others, Brookdale Senior Living, Inc. (one of our portfolio companies, which we refer to as Brookdale), Brookdale Living Communities, Inc. (a subsidiary of Brookdale, which we refer to as BLC), GFB-AS Investors, LLC (which we refer to as GFB-AS), a subsidiary of BLC, the general partners of 14 investing partnerships which are alleged to be subsidiaries of GFB-AS, Fortress, and the Chief Financial Officer of Brookdale at that time. Fortress was the investment manager of consolidated Fortress Funds which were controlling shareholders of the private equity portfolio company during the relevant time periods. The suit alleges that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs’ nine count third amended complaint alleges, among other things, (i) that the defendants converted for their own use the property of the limited partners of 11 partnerships, including through the failure to obtain consents the plaintiffs contend were required for the sale of facilities indirectly owned by those partnerships to Ventas; (ii) that the defendants fraudulently persuaded the limited partners of three partnerships to give up a valuable property right based upon incomplete, false and misleading statements in connection with certain consent solicitations; (iii) that certain defendants, not including the company, committed mail fraud in connection with the sale of facilities indirectly owned by the 14 partnerships at issue in the Brookdale Action to Ventas; (iv) that certain defendants committed wire fraud in connection with certain communications with plaintiffs in the Brookdale Action and another investor in a limited partnership; (v) that the defendants committed substantive violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO; (vi) that the defendants conspired to violate RICO; (vii) that GFB-AS and the general partners violated the partnership agreements of the 14 investing partnerships; (viii) that GFB-AS, the general partners, and Brookdale’s Chief Financial Officer breached fiduciary duties to the plaintiffs; and (ix) that the defendants were unjustly enriched. The plaintiffs have asked for damages in excess of $100 million on each of nine counts, as to which Fortress is a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, we filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety. The plaintiffs were granted a period of 30 days from April 30, 2008 in which to file an amended complaint, after which the parties entered into a settlement, which has been paid in its entirety by Brookdale.

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

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s plans to purchase large amounts of illiquid, mortgage-backed and other securities will have on the financial markets or our business.

In response to the financial crises affecting the banking system and financial markets and ongoing concern threats to investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. government also recently announced its intention to make preferred equity investments in a number of the largest financial institutions. It is not clear what impact the EESA or any preferred equity investments will have on the financial markets, including the illiquidity in the global credit markets and the extreme levels of volatility in the global equity markets.

Moreover, while the details of these initiatives are not yet finalized, it appears that we and our funds will not be eligible to participate directly in either program and, therefore, these initiatives may not benefit us. If any of our competitors are able to benefit from these programs, they may gain a significant competitive advantage over us. In addition, the government may decide to implement the EESA in unanticipated ways that have a more direct impact on our funds or our businesses. For example, the government may decide that it will purchase certain types of loans or securities which may make the price of other securities drop. If we own such securities in our funds, such price impacts may have an adverse impact on the liquidity and/or performance of our affected funds.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds (which as of September 30, 2008, had AUM of approximately $8.0 billion) and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds (which as of September 30, 2008, had AUM of approximately $6.4 billion) and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds and, since the funds would have fewer assets, such withdrawals would reduce the amount of incentive income potential of those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on the long dated value funds, resulting in us receiving reduced management fees and incentive income. The loss of Mr. Briger could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our hybrid hedge fund business segment with respect to the Drawbridge Special Opportunities funds, and a relatively small loss of earnings attributable to our private equity fund business segment with respect to the long dated value funds.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds, which as of September 30, 2008, had AUM of approximately $17.0 billion.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders.

Certain of our funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds, or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional’s annual performance is negative, the professional will not be entitled to receive any performance-based compensation for the year. Alternatively, certain other investment professionals are compensated in part based upon the performance fees earned by the fund during each quarter. The fund’s positive quarterly investment performance represents a high water mark, and neither the fund nor the investment professional is entitled to receive future performance-based compensation until the fund’s cumulative performance at the end of a subsequent quarter is greater than the previously set mark. In either compensation scenario, if the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity business are compensated with grants of carried interest in our funds. During periods of economic volatility such as what we are currently experiencing, realization events in our private equity business may be delayed and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds result in the generation of less incentive income than might have otherwise been anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or other liquidity needs. This retention risk is heightened during periods similar to those we are currently experiencing where market conditions make it difficult to generate positive investment returns.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our management fee paying assets under management have grown from approximately $31.2 billion as of September 30, 2007 to $34.3 billion as of September 30, 2008. Our rapid growth has caused, and if it continues will continue to cause, significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now that we are a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

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

The historical and unaudited pro forma financial information included in this report is not indicative of our future performance.

The historical combined financial information through March 31, 2007, included in this report is not indicative of our future financial results. Such historical combined financial information consolidated a large number of our significant funds, which were not consolidated after that date as a result of the consummation of the deconsolidation of such funds on March 31, 2007. In addition, such historical combined financial information included in this report does not reflect the added costs that we now incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007, for periods prior to that date. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, we are now subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

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

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information for the period ended September 30, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on January 1, 2007, or that may be obtained for any future period. See Note 12 to Part I, Item 1, “Financial Statements — Pro Forma Financial Information (Unaudited).”

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

In addition, following the deconsolidation, investors in any private equity fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our credit facility. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a funds’ high-yield lending activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly over the past several months (in one case resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. As a general matter, the litigation environment in the investment management business tends to become worse in times of extreme market volatility such as what we are currently experiencing. We have experienced negative performance over the past several months in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

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

Also, as a public company, we are subject to the risk of investigation or litigation by regulators or our public shareholders arising from an array of possible claims, including investor dissatisfaction with the performance of our businesses or our share price, allegations of misconduct by our officers and directors or claims that we have inappropriately dealt with conflicts of interest or investment allocations. It is also likely that the public company would be brought into any lawsuit that is filed involving any of the fund-related litigation risks described above. As with the funds, while the public company maintains insurance, there can be no assurance that its insurance will prove to be adequate. If the public company is required to incur all or a portion of the costs arising out of litigation or investigations, our results of operations could be materially adversely affected. Furthermore, any such litigation or investigation could be protracted, expensive and highly damaging to the public company’s reputation, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are likelier to occur in the current environment where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues. The cost of settling such claims could adversely affect our results of operations.

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

As a result of recent highly-publicized financial scandals as well as the on going financial turmoil and related recently enacted government bailout measures, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the regulatory environment in which we operate is subject to heightened regulation. With respect to alternative asset management funds, in recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. For example, certain officials in Germany have called for implementing these types of additional regulations, which, if enacted, could potentially apply to our business activities throughout the European Union. In April 2008, the U.S. Department of the Treasury released a blueprint for modernizing financial regulations that called for, among other things, the regulation of hedge funds and private equity funds. Also, the U.S. House of Representatives is in the process of holding hearings to discuss the regulation of hedge funds. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

In addition, the financial industry will likely become more highly regulated in the near future in response to recent events. The chairman of the SEC and the president of the Federal Reserve Bank of New York have recently commented about the perceived need for additional regulation of financial industry firms. Also, the chairman of the

Senate committee that regulates the Commodities Futures Trading Commission recently announced his intention to introduce legislation to require credit default swaps and other derivatives to be traded exclusively on regulated exchanges. Perhaps the greatest potential for increased future regulations stems from the recent enactment of the Emergency Economic Stabilization Act. Although potential regulatory changes in light of this act are not yet known, such changes could have a meaningful impact on the financial industry.

We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds and portfolio companies. For example, the SEC’s recent temporary ban on short sales of certain securities restricted the investment tools that some of our funds have used previously, and it is possible that the ban may be re-instituted in the future. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our common units and adversely affecting our ability to recruit, retain and motivate our current and future professionals. Senator Barack Obama, the President-Elect, has publicly stated that he supports similar changes to the tax code. See “— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “— Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.”

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds. In addition, because the Operating Entities are held, in part, by FIG Corp., which is subject to tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by Operating Entities and which by Principal Holdings. We have historically extended loans and other forms of credit support from time to time to various of our investment funds in order to support funding and liquidity needs. In addition, our principals have sometimes extended similar credit support to our funds in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals creates the potential for claims of conflicts of interest by our fund investors.

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

Over the past several years, the size and number of hedge funds and private equity funds has continued to increase, although this trend may be slowing or, particularly with respect to hedge funds, reversing. If this increase continues, or if challenging markets persist, it is possible that it will become increasingly difficult for our funds to raise capital. Competition is based on a variety of factors, including:

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

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•	some of our competitors have greater capital, a lower cost of capital, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may have greater technical, marketing and other resources than we possess;

•	some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•	some of our funds may not perform as well as competitor funds or other available investment products;

•	our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment, particularly if conditions in the debt markets increase our financing costs;

•	some investors may prefer to invest with an investment manager that is not publicly traded;

•	there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

•	other industry participants continuously seek to recruit our investment professionals, particularly our best and brightest, away from us.

These and other factors could reduce our earnings and revenues and materially adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current management and performance fee structures. We have historically competed primarily on the performance of our funds, and not on the level of our fees relative to those of our competitors. However, there is a risk that fees in the alternative investment management industry will decline, particularly with respect to portfolio managers who have experienced worse than average performance. Fee reductions on existing or future funds, without corresponding decreases in our cost structure, would adversely affect our revenues and profitability.

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

Our flagship Liquid Markets Fund, Drawbridge Global Macro, was approximately 26% below its high-water mark as of the end of October 2008, and our flagship Hybrid Hedge Fund, Drawbridge Special Opportunities, was approximately 18% below its high-water mark as of the end of October 2008 (based on estimated October 2008 performance). Neither fund will generate incentive income for our company until the performance of such funds has exceeded the relevant high water mark. In addition, none of our private equity funds will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund. The aggregate amount by which the invested and unreturned capital plus accrued preferred return exceeded the September 30, 2008 net asset values of the private equity Fortress Funds where such an excess existed was approximately $4.9 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $125 million revolving credit facility and a $675 million term loan facility. As of September 30, 2008, we had a $750 million term loan outstanding ($75 million of which was repaid in November) and no amounts outstanding under our revolving credit facility (although $11 million of letters of credit were outstanding under a letter of credit subfacility and one of the lenders under this facility has filed for bankruptcy protection and thus may not fulfill any borrowing requests). Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We may participate in a meaningful number of consortium transactions in the future. Consortium transactions generally entail a reduced level of control by Fortress over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “— Our investment funds make investments in companies that we do not control”.

Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than a small investment given the size of the investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds may possibly acquire minority equity interests (particularly in consortium transactions, as described in “— We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A shares. Therefore, readers should not conclude that positive performance of the funds we manage will necessarily result in positive returns on our Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and will therefore have a negative effect on our performance and the returns on our Class A shares.

Moreover, with respect to the historical performance of our funds:

•	the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise, in part because the market conditions during previous periods were significantly more favorable for generating positive performance, particularly in our private equity business, than the market conditions we have experienced for the last year and may continue to experience for the foreseeable future;

•	our private equity funds’ performance, which is calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains that may never be realized;

•	our private equity funds’ performance has been influenced by a select number of investments that experienced significant decreases in value following the initial public offerings of the private equity portfolio companies in which those investments were made;

•	our funds’ returns have benefited from investment opportunities and general market conditions that currently do not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•	several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when Fortress reduces its investment in them.

Poor performance of our funds will cause a decline in our revenue and results of operations, may obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds. If all of our existing private equity funds were liquidated at their NAV as of September 30, 2008, the cumulative clawback obligation to investors in these funds would be approximately $45.4 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be unfavorable, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, further deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds may face reduced opportunities to sell and realize value from their existing investments, a continued lack of financing on acceptable terms, and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as a slowdown of activities in a particular sector in which portfolio companies of these funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings.

The general market downturn that we have been experiencing has adversely affected our operating performance in a number of ways, and if the downturn continues it may cause our revenue and results of operations to further decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs of financial instruments;

•	adverse conditions for our portfolio companies (e.g., decreased revenues, increased difficulty in obtaining access to financing and increased financing costs);

•	lower investment returns, reducing incentive income;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds ability to realize value from such assets;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ability to realize incentive income from these investments;

•	investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

•	decreases in the value of our principal investments.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the hybrid hedge funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Moreover, challenging market conditions may prompt hedge funds to reduce the management and incentive fees they charge, which may in turn, prompt one or more of our funds to lower their fees, thereby reducing the amount of fees they are able to distribute to the public company.

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

In the event that Fortress private equity funds are unable to obtain committed debt financing for potential acquisitions (including as a result of a default by our lenders on financing commitments they have provided to us) or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the corporate debt markets in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult or more expensive to obtain, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid 2007), our Castles may be unable to make investments on an accretive basis. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits which would lead to a decrease in the incentive income earned by us. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from one of the Castles for an indeterminate period of time.

Our hedge funds have historically relied on the structured finance markets in order to obtain leverage and thereby increase the yield on certain of their investments. To the extent that financing of that type continues to be unavailable or limited, our hedge funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could lead to those hedge funds making fewer overall investments and slowing the rate of growth of the fee paying assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

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

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress consistent with the conditions we are currently experiencing, which are precisely the times when defaults may be most like to occur.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Lehman Brothers and AIG) who serve as counterparties for derivative contracts and other financial instruments with our funds. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “— We are subject to risks in using prime brokers and custodians.”

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the board of directors of the public company has no ability to influence any fund’s choice of, or the amount of a fund’s exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults.

Investors in our hedge funds may redeem their investments, and investors in our private equity funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and lead, therefore, to a material adverse effect on our business.

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions (e.g., at an election, a redeeming Drawbridge Special Opportunities Fund investor is not entitled to cash at the redemption date, but retains instead an interest in the investments as of the redemption date and receives monies from the fund only as and when such investments are realized). Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

The recent decline in the financial markets, together with reduced liquidity in the credit markets and negative performance of many hedge funds have led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend. Our flagship liquid hedge fund, which generally has quarterly liquidity terms, received a total of $0.9 billion in redemption requests for the notification period ended September 30, 2008 which were paid in October 2008, and in addition has received redemption requests for notification periods subsequent to September 30, 2008, most of which are still subject to being rescinded, for an additional $1.7 billion, which would become payable on or before the end of January 2009 (and these funds may receive additional redemption requests). In comparison, the same liquid hedge fund received and paid redemption requests for a total of $0.3 billion related to the third and fourth quarters of 2007. Investors in our flagship hybrid hedge funds are permitted to request that their capital be returned on an annual basis (the notice date for which is 90 days before each year end), and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Return of capital requests for those hybrid hedge funds, most of which are still subject to being rescinded, totaled approximately $1.9 billion for the 2008 notice date. In comparison, the same hybrid hedge fund received return of capital requests for a total of $0.6 billion for the 2007 notice date.

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

The hedge fund industry has become especially volatile in recent months, and many hedge funds may face significant redemptions and liquidity issues.

As several press and industry reports have recently indicated, market conditions have negatively affected the hedge fund industry. Challenging market conditions have made it difficult to produce positive returns, and a significant number of hedge funds have posted negative results. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, has prompted relatively high levels of investor redemptions at a time when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. Our funds have various agreements that create debt or debt-like obligations (such as repo arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of assets under management. Decreases in such funds’ AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our liquid funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive income from the affected funds.

If conditions continue or deteriorate, many funds may face additional redemption requests at the end of 2008, which will exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profile (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the affect of incentivizing investors to “gross up” or increase the size of the future redemption request they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in AUM decreases their management fees. We cannot predict the effect that any conditions affecting the hedge fund industry may have on our funds. For additional information on the impact of market conditions on our hedge funds, see “Risks Related to Our Funds.”

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

Our funds are subject to risks due to potential illiquidity of assets.

Our funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which we may be a party, and changes in industry and government regulations. When a fund holds a security or position it is vulnerable to price and value fluctuations and may experience losses to the extent the value of the position decreases and it is unable to timely sell, hedge or transfer the position. Therefore, it may be impossible or costly for our funds to liquidate positions rapidly, particularly if the relevant market is moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Alternatively, it may not be possible in certain circumstances for a position to be purchased or sold promptly, particularly if there is insufficient trading activity in the relevant market or otherwise.

The funds we manage may operate with a substantial degree of leverage. They may borrow, invest in derivative instruments and purchase securities using borrowed money, so that the positions held by the funds may in aggregate value exceed the net asset value of the funds. This leverage creates the potential for higher returns, but also increases the volatility of a fund, including the risk of a total loss of the amount invested. In addition, our private equity funds have historically leveraged some of their investments in order to return capital to investors earlier than would have otherwise been possible without a sale of the asset. In many such cases, such debt was secured by publicly-traded stock of portfolio companies. To the extent that the value of such collateral decreases due to decreases in the share price of such portfolio companies, our funds may be subject to margin calls that require them to call additional capital from investors, sell assets or otherwise take actions that decrease the overall return of the impacted funds. Such actions would result in overall decreased revenues for us and a lower likelihood of generating incentive income from the affected investments.

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet redemption requests, margin requests, margin calls or other funding requirements on that position or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund’s obligations. Our funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in AUM, lead to investor requests to redeem remaining AUM (in the case of our hedge funds), and damage our reputation, each of which would materially and adversely impact our earnings.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and hybrid hedge funds. The value of the investments of our funds is determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

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

Our private equity and hybrid hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and are subject to significant uncertainty in general if they are not widely traded securities or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds have significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world. Several funds have recently increased their investments in this sector to take advantage of perceived investment opportunities, and we have recently raised and invested a number of funds targeted specifically toward residential and mortgage backed securities and similar investments. As a result, the results of a number of our funds have been and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on the operating results of the public company.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of events such as mortgage default rates, mortgage prepayment rates, the amounts of any prepayments, maturity extensions, interest rates for mortgage-backed securities and similar instruments as well as corporate events such as capital raises, restructurings, reorganizations, mergers and other transactions. Predicting any of these data points is difficult, we cannot assure you that our analyses and predictions will be accurate, and if our analyses are inaccurate, the actual results of such investments could be materially lower than expected and the applicable fund’s investment results could decline sharply.

Some members of the U.S. Congress have suggested that the terms of a significant number of residential and other loans be modified to provide relief to borrowers. We cannot predict whether any such proposals will be enacted into law or what the potential terms of any such law would be. If instituted, it is possible that loan modifications could change the terms of a tremendous number of mortgage-backed securities and other investments, including investments held by a number of our funds. Any such modifications could reduce the interest rate, extend the maturity or otherwise change the terms of the loan in ways that could significantly impair or eliminate the value of the loan or cause the loan to become a loss to the fund. As a result, any loan modifications could have a significantly negative impact on the affected fund’s business, results of operations and financial condition.

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

Some of our funds had prime brokerage accounts with Lehman Brothers at the time it declared insolvency. These funds are currently working to obtain any assets or funds that are owed by Lehman Brothers to the fund. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Moreover, the suddenness of Lehman’s failure and resulting lack of complete information about the status of certain trades made by our funds created uncertainty as to whether certain trades were appropriately hedged. As our funds were forced to make investment decisions with imperfect information, investment decisions may have resulted in certain positions being imperfectly hedged or otherwise hedged in a manner that is inconsistent with the fund’s general investment guidelines. In addition, the uncertainty regarding the status or value of various derivative transactions with Lehman Brothers may affect the ability of the relevant fund to determine its NAV as of certain points in time, which, in turn, could impact the valuation of a fund investor’s portion of such NAV.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute quarterly dividends to our Class A shareholders. Accordingly, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders for the third quarter of 2008. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. Moreover, we intend to distribute a portion of the incentive income that we receive as quarterly dividend payments to our Class A shareholders. Once we distribute such funds, we have no ability to recall the funds from our Class A shareholders and would, thus, be required to satisfy any subsequent clawback obligation using other sources. While the principals have personally guaranteed, subject to certain limitations, this ”clawback” obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guaranties in favor of our private equity funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, we are permitted to make cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, (b) the amount of distributions over the prior 12 months do not exceed free cash flow (as defined in our credit agreement as net income plus (i) taxes, depreciation and private equity incentive income presented on an as-received basis less (ii) capital expenditures, permitted tax distributions and certain other adjustments) for the prior 12 month period, and (c) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

The market price of our Class A shares recently has been, and in the future, may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2008, we had 406,571,901 outstanding Class A shares on a fully diluted basis, 52,476,487 restricted Class A share units granted to employees and affiliates (net of forfeitures), 109,174 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 62,414,339 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

•	Under the bill, the exception from corporate treatment for a publicly traded partnership does not apply to any partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from services provided by any person as an investment adviser, as defined in the Investment Advisers Act of 1940, or as a person associated with an investment adviser, as defined in that Act. Further, the exception from corporate treatment does not apply to a partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from asset management services provided by an investment adviser, a person associated with an investment adviser, or any person related to either, in connection with the management of assets with respect to which investment adviser services were provided.

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

Amendment to Credit Agreement

On November 12, 2008, certain subsidiaries of the Company executed an amendment (“Amendment”) to the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A.

The Amendment, among other things, (i) modified the definition of EBITDA, which is used to calculate our Consolidated Leverage Ratio, to exclude any realized or unrealized gains and losses on investments and to reflect private equity incentive income clawbacks on a cash basis; (ii) modified the financial covenants by (a) reducing the amount of required investment assets to $975 million (less any future term loan repayments) and (b) changing the required Consolidated Leverage Ratios for the quarters ending June 30 and September 30, 2009 from 2.5 to 1.0 to 2.75 to 1.0; (iii) increased the rate on LIBOR loans to LIBOR + 2.00% (and Base Rate loans to the prime rate + 1.00%) — this rate is no longer subject to change pursuant to a ratings-based pricing grid; (iv) established the commitment fee for the unused portion of the revolving credit facility at 0.25% — this rate is also no longer subject to change pursuant to a ratings-based pricing grid; (v) reduced the revolving credit facility commitments to $125 million; (vi) established a requirement that outstanding term loans be prepaid with 25% of the amount by which EBITDA for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million); (vii) established $50 million of additional term loan repayments ($25 million in July of 2009 and 2010); (viii) established a requirement that the borrower cash collateralize the letter of credit obligations of distressed lenders under certain circumstances, including lender non-funding or bankruptcy; and (ix) established an event of default under certain circumstances the borrower, any guarantor or certain of their subsidiaries are required to make promote clawback payments in excess of $20 million during any calendar year. In connection with the amendment, we prepaid $75 million of the outstanding term loans.

The administrative agent, syndication agent, certain of the other lenders under the Credit Agreement and certain of their respective affiliates have performed or may in the future perform various commercial banking, lending, investment banking, financial advisory, trustee, hedging or other services for the Company and its subsidiaries and affiliates, for which they have received or will receive fees and reimbursement of expenses.

The foregoing description of the terms of the Amendment is not complete and is qualified in its entirety by the full text of both the Amendment, which is filed as Exhibit 10.3 hereto and is incorporated by reference herein, and the Credit Agreement (including other amendments thereto), each of which has been filed with the Securities and Exchange Commission.

Change in Membership of Board of Directors

One of our directors, Fredric Garonzik, passed away unexpectedly. Mr. Garonzik was deemed to have retired from the board of directors effective November 10, 2008. As a result of Mr. Garonzik’s departure from the board, our board of directors currently does not satisfy the New York Stock Exchange’s (NYSE) requirements that we have a majority of independent directors and at least three members on our audit committee. We have notified the NYSE of the status of our board and intend to take actions necessary to return to compliance with the NYSE’s requirements promptly.

Item 6.	Exhibits

(a) and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b) Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).
3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).
3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).
10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).
10.2	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).
10.3	First Amendment to the Third Amended and Restated Credit Agreement, dated November 12, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

November 13, 2008

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Wesley R. Edens Wesley R. Edens Chief Executive Officer November 13, 2008

By: /s/ Daniel N. Bass Daniel N. Bass Chief Financial Officer November 13, 2008

By: /s/ Jonathan R. Brown Jonathan R. Brown Chief Accounting Officer November 13, 2008