Form 10-K
period 2008-12-31
Fortress Investment Group LLC
filed 2009-03-16
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):    ☐  Yes    ☒  No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2008 (computed based on the closing price on such date as reported on the NYSE) was $1.1 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 94,609,525 outstanding as of March 13, 2009.

Class B shares: 312,071,550 outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2009 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(ii)	the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our “Castles,”

(iii)	the net asset value, or “NAV,” of our hedge funds; and

(iv)	the NAV of our managed accounts, to the extent management fees are charged.

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

“Fortress,” “we,” “us,” “our,” and the “company” refer, (i) following the consummation of the reorganization and the Nomura transaction on January 17, 2007, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries, and, (ii) prior to the consummation of the reorganization and the Nomura transaction on January 17, 2007, to the Fortress Operating Group and all of its subsidiaries, in each case not including funds that, prior to March 31, 2007, were consolidated funds, except with respect to our historical financial statements and discussion thereof unless otherwise specified. Effective March 31, 2007, all of our previously consolidated funds were deconsolidated. The financial statements contained herein represent consolidated financial statements of Fortress Investment Group LLC subsequent to the reorganization and combined financial statements of Fortress Operating Group, considered the predecessor, prior to the reorganization. See Part II, Item 8, “Financial Statements and Supplementary Data.”

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and the Nomura transaction directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and the Nomura transaction own a majority of the Fortress Operating Group units and of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings and grants by Fortress and dispositions by the principals.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Where You Can Find More Information.”

PART I

Item 1.	Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading global alternative asset manager with approximately $29.5 billion in AUM as of December 31, 2008. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone – as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, we invest capital in each of our businesses. As of December 31, 2008, Fortress’s investments in and commitments to our funds were $0.9 billion, consisting of the net asset value of Fortress’s principal investments of $0.8 billion, and unfunded commitments to private equity funds of $0.1 billion.

We currently have more than 850 employees, including approximately 272 investment professionals, at our headquarters in New York and our affiliate offices in Atlanta, Charlotte, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, New Canaan, Shanghai, Sydney, Tokyo and Toronto.

We plan to strategically grow our fee paying assets under management and will seek to generate superior risk-adjusted investment returns in our funds over the long term. We are guided by the following key objectives and values:

•	generating superior risk-adjusted investment returns;

•	introducing innovative new investment products, while remaining focused on, and continuing to grow, our existing lines of business;

•	maintaining our disciplined investment process and intensive asset management; and

•	adhering to the highest standards of professionalism and integrity.

As a result of the current credit and liquidity crisis in the market, Fortress faces a number of challenges, as further described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

Our Current Businesses

We are a global investment manager specializing in alternative assets. Our current offering of alternative investment products includes private equity funds and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2008, we managed alternative assets in two core businesses:

Private Equity Funds — a business that manages approximately $15.8 billion of AUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Hedge Funds — a business that manages approximately $13.7 billion of AUM comprised of two business segments: (i) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets; and (ii) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities through the capital structure with a value orientation, as well as investment funds managed by external managers.

Principal Sources of Revenue

Overview

Our principal sources of revenues from the Fortress Funds consist of (i) management fees, which are typically earned as a percentage of AUM, (ii) incentive income, which is typically earned as a percentage of profits, in some cases in excess of, or subject to achieving, specified thresholds, and (iii) investment income (loss), which represents the returns on our principal investments in the Fortress Funds.

The following table provides the management fees and incentive income from Fortress Funds, on a segment reporting basis, of each of our core businesses for the previous three fiscal years (in thousands):

	2008	2007	2006
Private Equity
Funds
Management Fees	$178,191	$131,939	$84,279
Incentive Income (A)	(94,307)	275,254	129,800

Castles
Management Fees	54,102	49,661	32,544
Incentive Income	12	39,490	15,682

Hedge Funds
Liquid
Management Fees	217,575	158,882	92,746
Incentive Income	17,658	199,283	154,068

Hybrid
Management Fees	147,823	129,516	84,536
Incentive Income	13,609	97,465	135,939
(A) 2008 amount is net of a reserve for future clawback.

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues on an unconsolidated basis for fiscal 2008. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Private Equity Funds

Overview

Our private equity business is made up primarily of a series of funds named the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe.

Fortress Investment Funds

Investors in our private equity funds commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees of 1% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital (or NAV, if lower). Management fees are generally paid to us semi-annually in advance. We also generally earn a 20% share of the profits on each realized investment in a fund —our incentive income — subject to the fund’s achieving a minimum return with respect to the fund as a whole, that is, taking into account all gains and losses on all investments in the fund. In addition, we earn investment income (or incur losses) on our principal investments in the Fortress Investment Funds.

Long Dated Value Funds

In addition to our Fortress Investment Fund family of funds, we introduced in early 2005 a pioneering private equity fund product — the Long Dated Value family of funds — which focuses on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing, and that provide the potential for significant capital appreciation over the long term.

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

Real Assets Funds

Fortress established the Real Assets Funds in 2007 seeking to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds focuses on direct investments in four principal investment categories—real estate, capital assets, natural resources and intellectual property— but also may include indirect investments in the form of interests in real estate investment trusts (“REITs”), master limited partnerships, corporate securities, debt securities and debt obligations—including those that provide equity upside—as well as options, royalties, residuals and other call rights that provide these funds with the potential for significant capital appreciation. The investments are located primarily in North America and Western Europe, but may also include opportunities in Australia, Asia and elsewhere on an opportunistic basis.

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

Castles

We manage two publicly traded companies: Newcastle Investment Corp. (NYSE: NCT) and Eurocastle Investment Limited (Euronext Amsterdam: ECT), which we call our “Castles.” The Castles were raised with broad investment mandates to make investments in a wide variety of real estate related assets, including securities, loans and real estate properties. The companies have no employees; we provide each company with a management team pursuant to management agreements entered into with each company. Pursuant to our management agreements, we earn management fees from each Castle equal to 1.5% of the company’s equity (as defined in such agreements). In addition, we earn incentive income equal to 25% of the company’s funds from operations (or “FFO,” which is the real estate industry’s supplemental measure of operating performance) in excess of specified returns to the company’s shareholders. In addition to these fees, we also receive from the Castles, for services provided, options to purchase shares of their common stock in connection with each of their common stock offerings. These options are vested immediately, become exercisable over thirty months, and have an exercise price equal to the applicable offering price.

Hedge Funds

Overview

Our hedge fund business focuses on absolute returns and is comprised of two business segments: liquid hedge funds and hybrid hedge funds.

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

Drawbridge Global Macro Funds

The Drawbridge Global Macro Funds apply an investment process based on macroeconomic fundamental, market momentum and technical analyses to identify strategies offering a favorable risk-return profile. The funds’ investment strategies are premised on the belief that imbalances in various financial markets are created from time to time by the influence of economic, political and capital flow factors. Directional and relative value strategies are applied to exploit these conditions. The funds have the flexibility to allocate capital dynamically across a wide range of global strategies, markets and instruments as opportunities change, and are designed to take advantage of a wide variety of sources of market, economic and pricing data to generate trading ideas.

The funds invest primarily in major developed markets; however, they also invest in emerging markets if market conditions present opportunities for attractive returns. While the funds pursue primarily global macro directional and relative value strategies, capital is allocated within the funds to particular strategies to provide incremental returns and diversity.

Management fees are charged based on the AUM of the Drawbridge Global Macro Funds at a rate equal to 2% or 3% annually, payable quarterly in advance, depending on the investment and liquidity terms elected by investors. We earn incentive income of either 20% or 25% of the fund’s profits, payable quarterly, depending on the investment and liquidity terms elected by investors, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Global Macro Funds may invest with the right to redeem without paying any redemption fee either quarterly, or annually after three years. However, unless a redemption fee is paid to the funds, full redemption by investors with quarterly liquidity takes a year, as the amount redeemed each quarter is limited to 25% of the investor’s holding in the funds. Similarly, some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

The Drawbridge Global Macros Funds suspended redemptions to ensure an equitable division of both liquid and illiquid investments between redeemers and non-redeemers. Illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers and non-redeemers. Investments held in this entity are subject to management fees of 1.5%.

Commodities Fund

This fund’s principal investment objective is to seek a superior total return on its assets by executing a directional investment strategy in the global commodity and equity markets. This fund was established in 2008 and seeks to identify optimal risk-adjusted strategies by assessing opportunities along various points of the relevant commodity and equity supply chains. This fund expects to invest across multiple sectors within the commodity asset class ranging from energy to metals to agriculture and within the cyclical, industrial, and commodity equity universe.

Hybrid Hedge Funds

Our hybrid hedge funds are designed to exploit pricing anomalies that exist between the public and private finance markets. These investment opportunities are often found outside the traditional broker-dealer mediated channels in which investments that are efficiently priced and intermediated by large financial institutions are typically presented to the private investment fund community. We have developed a proprietary network comprised of internal and external resources to exclusively source transactions for the funds.

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

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate equal to 2% annually, payable quarterly in advance. We generally earn incentive income of 20% of the fund’s profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than receiving redemption proceeds immediately, redeeming investors may have to receive their redemption proceeds as and when the particular investments held by the fund at the time of redemption are realized.

Fortress Partners Funds

The Fortress Partners Funds were launched in July 2006. The funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third party fund managers with whom we have relationships.

Competition

The investment management industry is intensely competitive, and we expect the competition to intensify in the future. We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies and making other investments. Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, corporate buyers and other parties. Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments or bid more aggressively than we bid for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital, as we are currently experiencing. Lastly, the market for qualified investment professionals is intensely competitive. Our ability to continue to compete effectively will depend upon our ability to attract, retain and motivate our employees.

Where Readers Can Find Additional Information

Fortress files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that Fortress files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations—Governance Documents” section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s various plans to attempt to stabilize the economy will have on the financial markets or our business.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. government also recently made preferred equity investments in a number of the largest financial institutions, including Citigroup, Bank of America and AIG. In addition, on March 3, 2009, the U.S. Department of the Treasury and the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility, or TALF, which provides up to $200 billion (which may be increased to up to $1 trillion) of financing to certain U.S. entities to purchase qualifying AAA-rated asset-backed securities. Such financing is subject to various conditions, has a term of three years and accrues interest at specified rates. It is not clear what impact the various plans to attempt to stabilize the economy will have on the financial markets, including the illiquidity in the global credit markets and the extreme levels of volatility in the global equity markets.

Moreover, while the details of these initiatives are subject to change, it is unclear whether we and/or our funds will be eligible to participate directly in these programs and, therefore, these initiatives may not directly benefit us. If any of our competitors are able to benefit from these programs, they may gain a significant competitive advantage over us. In addition, the government may decide to implement these programs in unanticipated ways that have a more direct impact on our funds or our businesses. For example, the government may decide that it will not purchase certain types of loans or securities which may make the price of those securities decline. If we own such securities in our funds, such price impacts may have an adverse impact on the liquidity and/or performance of our affected funds.

Risks Related To Our Business

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

Our credit agreement contains a number of restrictive covenants and requires significant amortization payments over the next several years, which collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Although we recently amended our credit agreement to, among other things, make the financial covenants less restrictive, the terms of our credit agreement still impose significant operating and financial restrictions on us. Our credit agreement includes financial covenants that we:

•	not exceed a total leverage ratio;

•	maintain a minimum AUM; and

•	maintain a minimum amount of investment assets (and maintain specific amounts of certain types of investments).

The leverage ratio covenant is tested as of the end of each fiscal quarter while the AUM and investment asset covenants are applicable at all times. We have amended these and other covenants several times in the last year in order to provide sufficient flexibility to ensure compliance with the terms of our credit agreement. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate, and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets and other market factors. The ongoing global economic recession has negatively impacted the cash flow that we have generated and expect to generate in the future as well as the current and expected value of our investment assets and current and expected AUM. These negative conditions, in turn, negatively affect our ability to comply with these covenants. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we repay a significant amount of the loans currently outstanding at set dates over the next several years. We are required to make the following amortization payments during the following time periods: $50 million in July 2009, $25 million in October 2009, an additional $100 million during 2010, an additional $75 million by January 2011, and the remaining balance at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments.

A failure by us to comply with the covenants or amortization requirements – or upon the occurrence of other defaults or events of default – specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “–Debt Obligations,” and “–Covenants.”

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Global Macro funds and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Global Macro funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent some of the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on such long dated value funds, resulting in us receiving reduced management fees. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our hybrid hedge fund business segment.

If either Mr. Edens or both of Mr. Kauffman and Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or both of Mr. Kauffman and Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds.

Any such events would potentially have a direct material adverse effect on our revenues and earnings, and would likely harm our ability to maintain or grow management fee paying assets under management in existing funds or raise additional funds in the future.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders.

Certain of our funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds, or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional’s annual performance is negative, the professional will not be entitled to receive any performance-based compensation for the year. Alternatively, certain other investment professionals are compensated in part based upon the performance fees earned by the fund during each quarter. The fund’s positive quarterly investment performance represents a high water mark, and neither the fund nor the investment professional is entitled to receive future performance-based compensation until the fund’s cumulative performance at the end of a subsequent quarter is greater than the previously set mark. In either compensation scenario, if the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity business are compensated with grants of carried interest in our funds. During periods of economic volatility such as what we are currently experiencing, realization events in our private equity business may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds result in the generation of less incentive income than might have otherwise been anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or other liquidity needs. This retention risk is heightened during periods similar to those we are currently experiencing where market conditions make it more difficult to generate positive investment returns.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our management fee paying assets under management have increased from approximately $11.3 billion as of December 31, 2005 to $29.5 billion as of December 31, 2008. Our rapid growth has created significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us now as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds.

In particular, our liquid and hybrid hedge fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

In addition, we operate in an industry that is highly dependent on its information systems and technology. We believe that we have designed, purchased and installed high-quality information systems to support our business. There can be no assurance, however, that our information systems and technology will continue to be able to accommodate our operations, or that the cost of maintaining such systems will not increase from its current level. Such a failure to accommodate our operations, or a material increase in costs related to such information systems, could have a material adverse effect on us.

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

Finally, we rely on third party service providers for certain aspects of our business, including certain financial operations of our hedge funds. In particular, we rely heavily on the services of third party administrators in our hedge fund businesses and on the general ledger software provider for a number of our funds. Any interruption or deterioration in the performance of these third parties could impair the quality of the funds’ operations and could impact our reputation and adversely affect our business and limit our ability to grow.

The historical and unaudited pro forma financial information through March 31, 2007 included in this report is not indicative of our future performance.

The historical combined financial information through March 31, 2007, included in this report is not indicative of our future financial results. Such historical combined financial information consolidated a large number of our significant funds, which were not consolidated after that date as a result of the consummation of the deconsolidation of such funds on March 31, 2007. In addition, such historical combined financial information included in this report does not reflect the added costs that we now incur as a public company or the impact of changes in our structure that we implemented immediately after the consummation of our initial public offering in February 2007, for periods prior to that date. Moreover, because we operated through limited liability companies prior to our initial public offering, we paid little or no taxes on profits. However, since the time of our initial public offering we have been subject to certain taxation on our profits as a result of the changes we made to our structure in connection with our initial public offering.

The results of future periods are likely to be materially different from pre-March 2007 periods as a result of:

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

Accordingly, our historical combined financial information from pre-March 2007 periods is not intended to be, and should not be regarded as, indicative of our future performance.

In addition, we have provided in this report pro forma financial information regarding the impact of the deconsolidation of a number of Fortress Funds, which took place on March 31, 2007, on our historical combined financial information for the period ended December 31, 2007. The pro forma adjustments, which are based on available information and certain assumptions that we believe are reasonable, have been applied to this historical combined financial information. The pro forma financial information is provided for informational purposes only and does not purport to represent or be indicative of the results that actually would have been obtained had the deconsolidation occurred on January 1, 2007, or that may be obtained for any future period. See Note 13 to Part I, Item 1, “Financial Statements and Supplementary Data— Pro Forma Financial Information (Unaudited).”

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice. The termination of certain management agreements or commencement of the dissolution of certain funds would constitute an event of default under our credit agreement.

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

In addition, following the deconsolidation of the Fortress Funds from the Company’s balance sheet, investors in any private equity fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our credit facility. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

Under the terms of our credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generates management and incentive fees during the previous twelve months – or which we expect to generate such fees within the next twelve months – in an aggregate amount of at least $25 million, such termination would constitute an event of default under our credit agreement. In addition, if any such fund commenced a process to dissolve, liquidate or otherwise wind-up the fund, such commencement would also constitute an event of default under our credit agreement. If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse affect on our business, results of operations and financial condition.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly over the past several months (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In addition, we are exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. As a general matter, the litigation environment in the investment management business tends to become worse in times of extreme market volatility such as what we are currently experiencing. We have experienced negative performance over the past several months in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

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

Our liquid hedge funds, our offshore hybrid hedge fund and many of our private equity funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholders rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries. In December 2008, our flagship liquid hedge funds, the Drawbridge Global Macro Funds, temporarily suspended redemptions from the funds due to the heavy volume of redemption requests received during the fourth quarter of 2008. The suspensions were based on the need to renegotiate the terms of various financing arrangements to which the funds were party. In addition, at the time of the announcement of the redemption suspension, the Drawbridge Global Macro Funds announced their intention to engage in a significant restructuring of their business, including the planned bifurcation of the funds’ investment portfolios into separately-managed “liquid” and “illiquid” pools, the distribution of interests in the illiquid pools to all fund investors, revisions to certain of the fees charged to the funds’ investors and a plan to allow investors to exchange their fund interests into a newly-formed fund anticipated to be formed during the second fiscal quarter of 2009. Since the time of such announcements, the Drawbridge Global Macro Funds have successfully renegotiated the terms of their financing arrangements and have lifted the suspension of redemptions and paid out the liquid portion of the redeemed investments (in the amount of $2.1 billion), and have also proceeded with the announced restructuring plans. As of the date of this filing no litigation or material disputes have been filed or have arisen in connection with these various transactions, but there can be no assurances that investors may not file such litigation at a later date based on claims stemming from the transactions.

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

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are likelier to occur in the current environment where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could adversely affect our results of operations.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. In addition, we are subject to regulation under the Investment Company Act of 1940, the Securities Exchange Act of 1934, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies in our private equity funds are also publicly traded and/or are subject to significant regulatory oversight (such as our senior living and railroad investments). A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the

United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country.

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

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect our Class A shareholders. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction against us by regulators could harm our reputation, result in redemptions by investors from our funds and impede our ability to raise additional capital or new funds.

As a result of recent highly-publicized financial scandals as well as the on going financial turmoil and related recently enacted government bailout measures, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the regulatory environment in which we operate is subject to heightened scrutiny. With respect to alternative asset management funds, in recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. For example, certain officials in Germany have called for implementing additional regulations, which, if enacted, could potentially apply to our business activities throughout the European Union. In April 2008, the U.S. Department of the Treasury released a blueprint for modernizing financial regulations that called for, among other things, the regulation of hedge funds and private equity funds. In January, 2009, members of the Senate introduced the Hedge Fund Transparency Act, which, among other things, proposes to require private equity funds and hedge funds to register with the SEC. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

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

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our common units and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.”

Congress has proposed legislation that would require essentially all of our funds to register with the SEC and become subject to full SEC oversight and additional requirements, which would increase our costs.

Members of the Senate recently proposed the Hedge Fund Transparency Act, which would apply to private equity funds, venture capital funds, real estate funds and other private investment vehicles with at least $50 million in assets under management. If enacted, the bill would require that such funds – in order to remain exempt from the substantive provisions of the Investment Company Act – to register with the SEC, maintain books and records in accordance with SEC requirements, and become subject to SEC examinations and information requests. In addition, the Act would require each fund to file annual disclosures, which would be made public, containing detailed information about the fund, most notably including the names of all beneficial owners of the fund, an explanation of the fund’s ownership structure and the current value of the fund’s assets under management. Also, the Act would require each fund to establish anti-money laundering programs. We cannot predict whether this Act will be enacted or, if enacted, what the final terms of the Act would require or the impact of such new regulations on our funds. If enacted, this Act would likely negatively impact our funds in a number of ways, including increasing the funds’ regulatory costs, imposing additional burdens on the funds’ staff, and potentially requiring the disclosure of sensitive information.

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

The alternate investment management business is intensely competitive, and the industry is in a state of flux.

Due to the global economic recession, the general state of distress in the financial markets and the generally poor returns in the alternative asset management business over the last 18 months, the alternative asset management industry is generally perceived to be in a state of transition. The industry has been marked over this period by increasing anxiety on the part of institutional fund investors as those investors have suffered from decreasing returns, liquidity pressure, increased volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. Market commentators and analysts have expressed the belief that as the economy begins to recover and such investors begin to increase the pace of new investments, those investors are likely to concentrate their holdings in a smaller overall group of managers that have relatively long-term track records, and that such factors are likely to result in a period of significant industry consolidation, especially in the hedge fund sector. In addition, it is possible that such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our sector.

In the event all or part of this analysis proves true, when trying to raise new capital the Company will be competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees or improved liquidity) in order to continue to attract significant amounts of fresh investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

•	investment performance;

•	investors liquidity and willingness to invest;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	actual or perceived financial condition, liquidity and stability of the Company;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•

investors may reduce their investments with us or not make additional investments with us based upon current market conditions, their available capital or their perception of the health of our business;

•

some of our competitors have greater capital, a lower cost of capital, better access to financing, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

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

•

our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment, particularly if conditions in the debt markets increase our financing costs or make debt financing generally unavailable or cost prohibitive;

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

Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, including, among other things, the existence of fraud or other illegal or improper behavior. Moreover, such an investigation will not necessarily result in the investment being successful.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2008 and 2007, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, we cannot assure you that our internal control over financial reporting will be effective in the future. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

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

We experience significant variations in revenues and profitability during the year and among years because we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur, and the current challenging conditions in the financing markets have made it more difficult for potential buyers to finance purchases with third-party funds on favorable terms, thereby reducing the likelihood of investment realizations at favorable prices in the near term. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds generally required that if any investment in a particular fund has been marked down below its initial cost basis, that the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

The investment performance of our flagship liquid hedge fund, Drawbridge Global Macro, and our flagship hybrid hedge fund, Drawbridge Special Opportunities, are down approximately 21.9% and 26.7%, respectively, from the date on which such funds last earned incentive income. Each fund must generate earnings equal to the amount of cash lost as a result of this negative performance before it will generate additional incentive income for Fortress from existing fund investors. In addition, none of our private equity funds will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund. The aggregate amount by which the invested and unreturned capital plus accrued preferred return exceeded the December 31, 2008 net asset values of the private equity Fortress Funds where such an excess existed was approximately $9.5 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $75 million revolving credit facility and a $550 million term loan facility. As of March 13, 2009, we had a $550 million term loan outstanding and $54 million outstanding under our revolving credit facility (in addition to $10 million of letters of credit that were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

We have previously participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments.

Our private equity funds have previously participated in several large transactions. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Recently, labor unions and members of Congress have been more active in opposing and investigating certain larger investments by private equity firms generally.

Larger transactions may be structured as “consortium transactions” due to the size of the investment and the amount of capital required to be invested. A consortium transaction involves an equity investment in which two or more private equity firms serve together or collectively as equity sponsors. We may participate in a meaningful number of consortium transactions in the future. Consortium transactions generally entail a reduced level of control by Fortress over the investment because governance rights must be shared with the other private equity investors. Accordingly, we may not be able to control decisions relating to the investment, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described in “—Our investment funds make investments in companies that we do not control.”

Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than a small investment given the size of the investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “—We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

•	the performance of a number of our funds which is calculated on the basis of net asset value of the funds’ investments, reflect unrealized gains that may never be realized;

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly, our revenue and results of operations will decline, and it will likely be more difficult for us to raise new capital. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests for a total of $5.4 billion during 2008 and our hybrid hedge funds received redemption requests for $1.5 billion during 2008. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds. If all of our existing private equity funds were liquidated at their NAV as of December 31, 2008, the cumulative clawback obligation to investors in these funds would be approximately $81.0 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments that would decrease our total liability).

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be unfavorable, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, further deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds may face reduced opportunities to sell and realize value from their existing investments, a continued lack of financing on acceptable terms, the need to invest additional capital into existing investments or to satisfy the terms of financing agreements and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as a slowdown of activities in a particular sector in which portfolio companies of these funds operate could have an adverse effect on the earnings or liquidity of those portfolio companies, and therefore, our earnings. A significant number of our portfolio companies in our private equity funds have material indebtedness which needs to be periodically paid down or refinanced and some of which contains financial covenants. If the credit markets continue to experience material stress for a prolonged period, such companies may have difficulty refinancing such indebtedness or may breach financial or operating covenants in their credit agreements, which could result in a material diminution in value of our funds’ investment in such company. In some cases our private equity funds have guaranteed debt of their portfolio companies, and if such guarantees are called upon in the event that the applicable portfolio company defaults on its debt, payment of amounts due under the guarantee could have a material negative impact on the fund’s financial condition.

The general market downturn that we have been experiencing has adversely affected our operating performance in a number of ways, and if the downturn continues, it may cause our revenue, results of operations and financial condition to further decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs of financial instruments;

•

adverse conditions for our portfolio companies (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

•	lower investment returns, reducing incentive income or eliminating incentive income for a period of time;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds’ ability to realize value from such assets;

•	material reductions in the value of our private equity fund investments in portfolio companies which reduce our ability to realize incentive income from these investments;

•	difficulty raising additional capital;

•	investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

•	decreases in the carrying value of our principal investments.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the hybrid hedge funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Lastly, the recent significant decrease in the price of our Class A shares and the amounts outstanding under, and terms of, our credit facility have made capital raising more challenging for some of our funds.

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments, and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income.

Over the past eighteen months, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions as well as real estate–related financings. Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional margin) in order to provide such financing, and in some cases are refusing, or reneging on existing commitments, to provide any financing for acquisitions which would have been readily financed under credit conditions present for the past several years.

In the event that Fortress private equity funds are unable to obtain committed debt financing for potential acquisitions (including as a result of a default by our lenders on financing commitments they have provided to us) or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the corporate debt markets in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult or more expensive to obtain, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid 2007 and is currently the case for both Castles), our Castles may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from one of the Castles for an indeterminate period of time.

Our hedge funds have historically relied on the structured finance markets in order to obtain leverage and thereby increase the yield on certain of their investments. To the extent that financing of that type continues to be unavailable or limited, our hedge funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could reduce the overall rate of return such funds obtain in their investments and could lead to those hedge funds making fewer overall investments and slowing the rate of growth of the fee paying assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

We and our funds are subject to counterparty default and concentration risks.

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

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress consistent with the conditions we are currently experiencing, which are precisely the times when defaults may be most likely to occur.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Lehman Brothers and AIG) who serve as counterparties for derivative contracts and other financial instruments with our funds. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “—We are subject to risks in using prime brokers and custodians.”

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the board of directors of the public company has no ability to influence any fund’s choice of, or the amount of a fund’s exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults. This may mean that the Company has a significant concentration of risk with one or more particular counterparties at any particular time when aggregate counterparty risk is measured across all of the various Fortress Funds.

Investors in our hedge funds may redeem their investments, and investors in our private equity funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and lead, therefore, to a material adverse effect on our business.

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

The recent decline in the financial markets, together with reduced liquidity in the credit markets and negative performance of many hedge funds have led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend. Our liquid hedge funds received a total of $5.4 billion in redemption requests, including affiliates, for the fiscal year ended December 31, 2008. Our flagship liquid hedge fund temporarily suspended redemptions. Shares representing the fund’s interests in illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers and non-redeemers. In February 2009, the redeemers’ portion, including affiliates, of the liquid investments was $2.4 billion, of which $2.1 billion was paid, with the balance to be paid within the first two quarters of 2009, subject to certain fees and holdbacks. In comparison, the same liquid hedge funds received redemption requests, including affiliates, for a total of $0.3 billion related to the fiscal year ended December 31, 2007. Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those hybrid hedge funds totaled approximately $1.5 billion for the 2008 notice date. In comparison, the same hybrid hedge fund received return of capital requests, including affiliates, for a total of $0.6 billion for the 2007 notice date.

In addition, the investors in our private equity and domestic hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. See “The historical and unaudited pro forma financial information through March 31, 2007 included in this report is not indicative of future fund performance.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

The hedge fund industry has become especially volatile in recent months, and many hedge funds may face significant redemptions and liquidity issues.

As several press and industry reports have indicated over the last four quarters, market conditions have negatively affected the hedge fund industry. Challenging market conditions have made it difficult to produce positive returns, and a significant number of hedge funds have posted negative results. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, has prompted relatively high levels of investor redemptions at a time when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of assets under management. Decreases in such funds’ AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive income from the affected funds.

If conditions continue or deteriorate, many funds may face additional redemption requests throughout 2009, which would exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profile (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the affect of incentivizing investors to “gross up” or increase the size of the future redemption request they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in AUM decreases their management fees. We cannot predict the effect that any conditions affecting the hedge fund industry may have on our funds. For additional information on the impact of market conditions on our hedge funds, see “Risks Related to Our Funds.”

Many of our funds invest in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering or secondary public offering of shares of the portfolio company in which such investment is held.

Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. The illiquid nature of many of our funds’ assets may negatively affect a fund’s ability to retain sufficient liquidity to satisfy its obligations as they become due. As a result, a fund with illiquid assets may be unable, for example, to generate sufficient liquidity to pay the management fees or other amounts due to the manager, which would, in turn, reduce the amounts we receive from our funds, thereby reducing the amount of funds available to us to satisfy our obligations, including our obligations under our credit agreement.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and, to a lesser extent, hybrid hedge funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds.

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

Our private equity and hybrid hedge funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and are subject to significant uncertainty in general if they are not widely traded securities or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds have significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States. Several funds have increased their investments in this sector to take advantage of perceived investment opportunities over the past few quarters, and we have recently raised and invested a number of funds targeted specifically toward residential and mortgage backed securities and similar investments. As a result, the results of a number of our funds have been and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on the operating results of the public company.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of events such as mortgage default rates, mortgage prepayment rates, the amounts of any prepayments, maturity extensions, interest rates for mortgage-backed securities and similar instruments as well as corporate events such as capital raises, restructurings, reorganizations, mergers and other transactions. Predicting any of these data points is difficult, and if our analyses are inaccurate, the actual results of such investments could be materially lower than expected and the applicable fund’s investment results could decline sharply.

The U.S. government is evaluating a proposal by the current administration to modify the terms of a significant number of residential and other loans be modified to provide relief to borrowers. We cannot predict whether any such proposals will be enacted into law or what the potential terms of any such law would be. If instituted, it is possible that loan modifications could change the terms of a tremendous number of mortgage-backed securities and other investments, including investments held by a number of our funds. Any such modifications could lower the outstanding principal, reduce the interest rate, extend the maturity or otherwise change the terms of the loan in ways that could significantly impair or eliminate the value of the loan or cause the loan to become a loss to the fund. As a result, any such loan modifications could have a significantly negative impact on the affected fund’s business, results of operations and financial condition. Similarly, legislative proposals that would permit judges to “cram-down” principal amounts on mortgage loans or would indemnify servicers for actions to modify loans in ways that could otherwise breach the applicable loan or securitization documentation have the potential to create significant value losses in our funds’ investments in various mortgage-backed securities.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S., and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

Our ability to pay regular dividends may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is significantly restricted by, and is also subject to not defaulting on, our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders for the third and fourth quarters of 2008. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this “clawback” obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guarantees in favor of our private equity funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to pay dividends will be restricted by the amortization requirements in our credit agreement and the requirement that we use 75% of our free cash flow (as defined in the agreement) to make amortization payments. Under our credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution, and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

Tax consequences to the principals may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Fortress Operating Group entities at the time of our initial public offering, upon the sale or, refinancing or disposition of the assets owned by the Fortress Operating Group entities, our principals will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the principals upon a realization event. As the principals will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or deductions or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. All other factors being equal, earlier disposition of assets following a transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before a transaction will increase a principal’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the principals pursuant to the tax receivable agreement.

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

Our Class A shares are listed on the New York Stock Exchange under the symbol “FIG.” We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A shares on the exchange. The NYSE has the authority to delist our Class A shares if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 (which requirement has been temporarily suspended through June 30, 2009) or the average market capitalization of our Class A shares falls below $75 million and we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A shares immediately if, during any period of 30 consecutive trading days, the average market capitalization of such shares falls below $25 million (which amount has been temporarily reduced to $15 million through June 30, 2009) or if the NYSE determines that the trading price of our shares is abnormally low or if the NYSE otherwise believes the Class A shares should no longer be listed. As of March 10, 2009, during the previous 30 consecutive trading days, the average closing share price of our Class A shares was $1.43 per share and the average market capitalization of our Class A shares was $135.3 million. The average price of our Class A shares and related market capitalization has fallen significantly over the past 12 months. If this decline continues, our Class A shares could be delisted from the NYSE. We cannot predict whether our Class A shares will be delisted. Accordingly, we cannot provide any assurance that a regular trading market of our Class A shares will be sustained on that exchange or elsewhere. Moreover, if our Class A shares are delisted from the NYSE, this event would likely decrease the trading volume and price of our Class A shares.

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

The market price of our Class A shares recently has been, and in the future, may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2008, we had 406,571,901 outstanding Class A shares on a fully diluted basis, 49,315,411 restricted Class A share units granted to employees and affiliates (net of forfeitures), 109,174 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,575,415 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In 2008 and 2009, this computation did not result in an increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

In addition, in April 2008, Fortress granted 31,000,000 Fortress Operating Group restricted partnership units (“RPUs”) to a senior employee. The RPUs will vest into full capital interests in Fortress Operating Group units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. If and when vested, these 31,000,000 Fortress Operating Group units will be exchangeable into Class A shares on a one-for-one basis. In addition, such units will have the same resale terms and restrictions as those applicable to the principals’ Fortress Operating Group units.

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

We currently do not satisfy certain regulatory requirements regarding the composition of our board and committee membership.

A member of our board of directors, who was also a member of our audit committee, passed away unexpectedly in November 2008. As a result, our board is not currently comprised of a majority of independent members, and our audit committee has only two members (both of whom are independent), which does not comply with the requirements established by the NYSE and SEC. We may elect at any time to become a “controlled company” under NYSE regulations, in which case we would not be required to have a majority of independent members on our board or to have our nominating, corporate governance and conflicts committee or compensation committee be comprised of independent members. If we do not remedy this noncompliance by May 2009, the NYSE will attach a “BC” notation to our trading symbol (FIG), and we could be subject to additional sanctions by the NYSE and SEC.

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

Any dividends paid on Class A shares will not take into account a shareholder’s particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon their share of our net taxable income. In addition, the actual amount and timing of dividends will always be subject to the discretion of our board of directors. In particular, the amount and timing of dividends will depend upon a number of factors, including, among others:

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

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices:

Location (A)	Lessee	Square Footage	Lease Expiration	Current Annual Rent
				(thousands)
New York	Fortress	168,321	Dec-2016	$9,668

Other
Atlanta	Fortress	205	May-2009	10
Charlotte	Fortress	11,970	Dec-2011	314
Dallas	Fortress	12,430	Apr-2012	255
Frankfurt	Fortress and Fortress Fund	18,708	Jun-2011	748
Geneva	Fortress	1,420	Aug-2009	43
Hong Kong	Fortress	3,045	Jun-2009	224
London	Fortress	19,179	May-2017	2,521
Los Angeles	Fortress	5,632	May-2012	406
New Canaan	Fortress	3,356	Jan-2013	168
San Diego	Fortress	6,207	Sep-2010	220
Shanghai	Fortress	3,700	Mar-2011	432
Sydney	Fortress	4,058	Dec-2013	241
Tokyo	Fortress	6,575	Nov-2010	1,516
Toronto	Fortress	8,535	Aug-2010	301
Temporary Space	Fortress and Fortress Fund	383	Various	50
Disaster Recovery	Fortress	n/a	Dec-2010	1,084

Total Other		105,403		8,533

Total		273,724		$18,201

(A)	We also have a small office in Rome that is on a month-to-month basis as of December 31, 2008. The following offices have been closed subsequent to December 31, 2008: Geneva, Hong Kong, San Diego and Toronto.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange (“NYSE”) under the symbol “FIG” since our initial public offering in February 2007. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared
2008
First Quarter	$16.58	$9.50	$12.28	$0.2250
Second Quarter	$16.00	$11.69	$12.32	$0.2250
Third Quarter	$13.85	$8.38	$10.50	$—
Fourth Quarter	$10.47	$0.77	$1.00	$—

2007
January 17 through February 7	N/A	N/A	N/A	$0.0449
February 8 (IPO) through March 31	$37.00	$23.34	$28.68	$0.1225
Second Quarter	$34.03	$21.90	$23.82	$0.2250
Third Quarter	$25.06	$16.05	$21.32	$0.2250
Fourth Quarter	$24.73	$14.97	$15.58	$0.2250

We may pay out quarterly dividends on our Class A shares in amounts that reflect management’s view of our financial performance and liquidity. However, no assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. The amount of dividends we are able to pay is limited by the debt covenants and amortization payments required under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenants.” Furthermore, as described in such section under “– Market Considerations,” we didn’t pay quarterly dividends on our Class A shares in the third or fourth quarter of 2008.

On March 10, 2009, the closing price for our Class A shares, as reported on the NYSE, was $1.30. As of March 10, 2009, there were approximately 17 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6.	Selected Financial and Operating Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2008, 2007, 2006, 2005 and 2004 has been derived from our audited historical consolidated and combined financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements and notes thereto included in this Annual Report on Form 10-K. In particular, Note 1 to the financial statements describes the deconsolidation of the Fortress Funds on March 31, 2007, which materially impacts the comparability between years.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share data)
Operating Data
Revenues
Management fees and incentive income from affiliates and other revenues	$731,800	$926,985	$410,815	$284,313	$128,671
Interest and dividend income - investment company holdings	—	309,030	1,110,489	759,086	222,707

	731,800	1,236,015	1,521,304	1,043,399	351,378

Expenses	1,530,353	1,787,043	1,117,283	685,229	198,403

Other Income (Loss)
Gains (losses) - investment company holdings	—	(647,477)	6,594,029	2,903,978	881,658
Gains (losses) - other investments	(58,305)	(109,160)	173,641	37,181	20,512
Tax receivable agreement liability reduction	55,115	—	—	—	—
Earnings (losses) from equity method investees	(304,180)	(61,674)	5,039	10,465	14,616

	(307,370)	(818,311)	6,772,709	2,951,624	916,786

Income (loss) before deferred incentive income, principals’ and others’ interests in (income) loss of consolidated subsidiaries and income taxes	(1,105,923)	(1,369,339)	7,176,730	3,309,794	1,069,761
Deferred incentive income	—	307,034	(1,066,137)	(444,567)	(104,558)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	898,798	996,870	(5,655,184)	(2,662,926)	(847,365)

Income (loss) before income taxes	(207,125)	(65,435)	455,409	202,301	117,838
Income tax benefit (expense)	(115,163)	5,632	(12,525)	(9,625)	(3,388)

Net Income (Loss)	$(322,288)	$(59,803)	$442,884	$192,676	$114,450

Dividends declared per Class A share	$0.4500	$0.8424

		Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit		$0.36	$1.21	$0.52	$0.31

Weighted average number of Fortress Operating Group units outstanding		367,143,000	367,143,000	367,143,000	367,143,000

		Jan 17 through Dec 31
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(3.50)	$(2.14)

Net income (loss) per Class A share, diluted	$(3.50)	$(2.14)

Weighted average number of Class A shares outstanding, basic	94,934,487	92,214,827

Weighted average number of Class A shares outstanding, diluted	94,934,487	92,214,827

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Investment company holdings, at fair value	$—	$—	$21,944,596	$10,582,109	$5,365,309
Other investments	774,421	1,107,919	176,833	451,489	48,444
Cash, cash equivalents and restricted cash	263,337	100,409	625,205	288,363	179,727
Total assets	1,577,735	1,989,781	23,682,573	11,863,938	5,796,733
Debt obligations payable	729,041	535,000	3,306,609	2,250,433	928,504
Deferred incentive income	163,635	173,561	1,648,782	585,864	141,277
Total liabilities	1,423,715	1,491,633	5,692,157	3,343,262	1,306,021
Principals’ and others’ interests in equity of consolidated subsidiaries	71,462	308,023	17,868,895	8,397,167	4,405,835
Shareholders’/members’ equity, including accumulated other comprehensive income (loss)	82,558	190,125	121,521	123,509	84,877

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated and combined financial statements and the related notes (referred to as “consolidated financial statements” or “historical consolidated financial statements”) included within this Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the year ended December 31, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 13 to Part II, Item 8, “Financial Statements and Supplementary Data – Pro Forma Financial Information (Unaudited).”

General

Our Business

Fortress is a leading global alternative asset manager with approximately $29.5 billion in AUM as of December 31, 2008. We raise, invest and manage private equity funds and hedge funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income (loss) from our principal investments in those funds. We invest capital in each of our businesses.

As of December 31, 2008, we managed alternative assets in two core businesses:

Private Equity Funds — a business that manages approximately $15.8 billion of AUM comprised of two business segments: (i) funds that primarily make significant, control-oriented investments in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows. We also manage a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and a family of “credit opportunities” funds focused on investing in distressed and undervalued assets; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Hedge Funds — a business that manages approximately $13.7 billion of AUM comprised of two business segments; (i) hybrid hedge funds – which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as investment funds managed by external managers; and (ii) liquid hedge funds – which invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

In addition, we treat our principal investments in these funds as a distinct business segment.

Managing Business Performance

We conduct our management and investment business through the following five primary segments: (i) private equity funds, (ii) Castles (iii) liquid hedge funds, (iv) hybrid hedge funds, and (v) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.

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

Management assesses the net performance of each segment based on its “distributable earnings.” Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

Market Considerations

Our revenues consist primarily of (i) management fees based generally on the size of our funds, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues – both at Fortress and within our funds – depends on our ability to attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this investment strategy depends upon a number of market conditions, including:

The strength and liquidity of U.S. and global financial institutions and the financial system.

Many market participants have become increasingly uncertain about the health of a number of financial institutions as well as the financial system in general. Continuing write-downs and capital related issues in the financial services industry have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing Fannie Mae, Freddie Mac and AIG under its supervision, the government’s increasing its equity investment in Citigroup, and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. These events have impacted the credit and equity markets and global economy in a number of ways (some of which are discussed in more detail below under “–The strength and liquidity of the U.S. and global equity and debt markets”). In addition, certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. The consolidation and elimination of counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates. Moreover, the insolvency of Lehman Brothers affected some of our funds in various ways. For example, some of our hedge funds had prime brokerage accounts with Lehman Brothers, and Lehman Brothers was the counterparty on a number of these funds’ derivatives, repurchase agreements and other financial instruments. These funds are working to close out such arrangements, and we do not currently expect losses as a result of the Lehman insolvency to have a material effect on the net asset value of any Fortress Fund or on Fortress. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Additional failures of financial institutions, particularly those who serve as counterparties to our financing arrangements, would have a meaningfully negative impact on the financial markets in which we operate and could have a meaningfully negative impact on Fortress and one of more of our funds.

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

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Although the United States and other governments took a number of significant steps to improve market conditions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The current market conditions have negatively impacted our business in several ways:

•

There currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with recent additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without undue reliance upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management, we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. Furthermore, we expect that our ability to access liquidity through the raising of equity capital or the issuance of debt obligations has been limited by the current market environment. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which in turn impacts our management fees, incentive income and investment income as described below.

•

There has been a prolonged reduction in market trading activity. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents.

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

•

Our 2008 distributable earnings (a $162.2 million loss) is lower than the amount of dividends and distributions we have paid ($203.9 million) in respect of such period, and we did not pay a dividend on our Class A shares for the third or fourth quarter. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the year ended December 31, 2008, we have taken $367.4 million of impairments and reserves related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $34.2 million. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees of $304.2 million in 2008. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid hedge funds received a total of $5.4 billion in redemption requests, including affiliates, for the fiscal year ended December 31, 2008. Our flagship liquid hedge fund temporarily suspended redemptions to ensure an equitable division of both liquid and illiquid investments between redeemers and non-redeemers. Shares representing the fund’s interests in illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers and non-redeemers. Investments held in these entities are subject to management fees of 1.5%. In February 2009, the redeemers’ portion, including affiliates, of the liquid investments was $2.4 billion, of which $2.1 billion was paid, with the balance to be paid within the first two quarters of 2009, subject to certain fees and holdbacks. These redemptions will directly impact the management fees we receive in 2009 from such funds (which pay management fees of between 2% - 3% of AUM). In comparison, the same liquid hedge funds received and paid redemption requests, including affiliates, for a total of $0.3 billion related to the fiscal year ended December 31, 2007. Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Return of capital requests, including affiliates, for those hybrid hedge funds totaled approximately $1.5 billion for the 2008 notice date. In comparison, the same hybrid hedge funds received return of capital requests, including affiliates, for a total of $0.6 billion for the 2007 notice date.

•

As a result of not meeting the incentive income thresholds with respect to such funds’ current investors, the incentive income from substantially all of our hybrid and liquid hedge funds has been discontinued for an indefinite period of time. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in substantially all of our private equity funds have resulted in significantly higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We do not expect to earn a substantial amount of incentive income in 2009.

•

The current ratio of our distributable earnings to our AUM is lower than it has been historically, and it is reasonably likely that the future ratios may also be below historic levels for an indeterminate period of time.

•	Decreases in revenues and in the value of our principal investments could potentially affect our ability to comply with our debt covenants in the future. See “– Covenants” below.

•	We are currently focused on preserving capital and liquidity rather than making investments.

The strength of, and competitive dynamics within, the alternative asset management industry, including the amount of capital invested in, and withdrawn from, alternative investments.

The strength of the alternative asset management industry, and our competitive strength relative to our peers, are dependent upon several factors, including, among other things, (1) the investment returns alternative asset managers can provide relative to other investment options, (2) the amount of capital investors allocate to alternative asset managers and (3) our performance relative to our competitors and the related impact on our ability to attract new capital.

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rate and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in recent years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Over the past two years, spreads have widened significantly. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the past several years, institutions, high net worth individuals and other investors (including sovereign wealth funds) have increased their allocations of capital to the alternative investment sector. However, investors have recently begun reducing the amount of capital they are allocating to certain alternative asset investment products, particularly hedge funds, for three reasons. First, as discussed above, challenging market conditions have reduced the returns generated by hedge funds, with many funds posting negative returns in 2008. Second, the lack of available credit has prompted many investors to maximize their cash holdings. Because the terms of many hedge funds allow investors to redeem their capital periodically (as opposed to most private equity funds, which do not allow redemptions), investors have begun redeeming their investments at rates that are generally higher than redemptions rates in previous years. This wave of redemptions may affect the investment decisions, and impair the viability, of many hedge funds who may not have sufficient cash on hand to satisfy redemption requests and may thus be forced either to sell assets at distressed prices in order to generate cash or take other measures. As discussed above, certain of our hedge funds have recently received higher levels of redemption requests than those received in previous years. Third, negative investment performance has significantly reduced the amount of capital held by university endowments, pension funds, insurance companies and other traditionally significant investors in the alternative assets sector. As a result, many of these investors are decreasing the amount of capital they will allocate to alternative assets.

The third factor, which most directly impacts our results, is our investment performance relative to other investment alternatives, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital. However, as noted above, current market conditions have reduced the flow of new capital into the alternative asset management sector, and we have recently experienced stronger headwinds in our capital raising efforts, and we expect to continue to experience these trends during 2009. As a result of market conditions, our gross capital raised during 2008 (of $8.7 billion) was lower than our expectations at the beginning of the year (of approximately $15 billion to $20 billion). These factors have prompted us to reduce our expectations regarding future management fees and potential incentive income.

Market Considerations Summary

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

We do not currently know the full extent to which this disruption will affect us or the markets in which we operate. If the disruption continues, or results in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with debt covenants, obtaining investment financing and making investments on attractive terms, and may need to make corresponding fundamental changes in our investment practices. However, to date we have been able to continue raising capital for our funds, on a net basis, both through new and existing funds, which serves both to increase our AUM and our management fee income and to give us a significant amount of capital available to be invested at a time when we believe attractive returns in distressed and other asset classes are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare our results of operations for the year ended December 31, 2008 and our pro forma results of operations for the years ended December 31, 2007 and 2006 on a deconsolidated basis. The pro forma results will be the basis of the discussion summarizing the changes in our results of operations for the years ended December 31, 2007 and 2006. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items from 2007 to 2008 and from 2006 to 2007 as a result of the deconsolidation.

		Year Ended December 31, 2007
	Year Ended December 31, 2008	Consolidated		Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$593,007	$414,166 $		53,072	$467,238	$125,769
Incentive income from affiliates	56,588	442,892		211,682	654,574	(597,986)
Other revenues	82,205	69,927		(3,232)	66,695	15,510
Interest and dividend income - investment company holdings	—	309,030		(309,030)	—	—

	731,800	1,236,015		(47,508)	1,188,507	(456,707)

Expenses
Interest expense	40,140	166,933		(132,620)	34,313	5,827
Compensation and benefits	440,659	658,815		(9,805)	649,010	(208,351)
Principals agreement compensation	954,685	852,956		—	852,956	101,729
General, administrative and other (including depreciation and amortization)	94,869	108,339		(22,024)	86,315	8,554

	1,530,353	1,787,043		(164,449)	1,622,594	(92,241)

Other Income (Loss)
Gains (losses) - investment company holdings	—	(647,477)		647,477	—	—
Gains (losses) - other investments	(58,305)	(109,160)		—	(109,160)	50,855
Tax receivable agreement liability reduction	55,115	—		—	—	55,115
Earnings (losses) from equity method investees	(304,180)	(61,674)		3,231	(58,443)	(245,737)

	(307,370)	(818,311)		650,708	(167,603)	(139,767)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(1,105,923)	(1,369,339)		767,649	(601,690)	(504,233)
Deferred incentive income	—	307,034		(307,034)	—	—
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	898,798	996,870		(460,615)	536,255	362,543

Income (Loss) Before Income Taxes	(207,125)	(65,435)		—	(65,435)	(141,690)
Income tax benefit (expense)	(115,163)	5,632		—	5,632	(120,795)

Net Income (Loss)	$(322,288)	$(59,803	) $	—	$(59,803)	$(262,485)

	Year Ended December 31, 2007	Year Ended December 31, 2006
	Pro Forma Deconsolidated	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated	Variance
Revenues
Management fees from affiliates	$467,238	$154,649	$164,355	$319,004	$148,234
Incentive income from affiliates	654,574	185,364	140,151	325,515	329,059
Other revenues	66,695	70,802	(58,102)	12,700	53,995
Interest and dividend income - investment company holdings	—	1,110,489	(1,110,489)	—	—

	1,188,507	1,521,304	(864,085)	657,219	531,288

Expenses
Interest expense	34,313	559,366	(518,758)	40,608	(6,295)
Compensation and benefits	649,010	436,004	(50,914)	385,090	263,920
Principals agreement compensation	852,956	—	—	—	852,956
General, administrative and other (including depreciation and amortization)	86,315	121,913	(71,292)	50,621	35,694

	1,622,594	1,117,283	(640,964)	476,319	1,146,275

Other Income (Loss)
Gains (losses) - investment company holdings	—	6,594,029	(6,594,029)	—	—
Gains (losses) - other investments	(109,160)	173,641	5,533	179,174	(288,334)
Earnings (losses) from equity method investees	(58,443)	5,039	103,146	108,185	(166,628)

	(167,603)	6,772,709	(6,485,350)	287,359	(454,962)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(601,690)	7,176,730	(6,708,471)	468,259	(1,069,949)
Deferred incentive income	—	(1,066,137)	1,066,137	—	—
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	536,255	(5,655,184)	5,636,457	(18,727)	554,982

Income (Loss) Before Income Taxes	(65,435)	455,409	(5,877)	449,532	(514,967)
Income tax benefit (expense)	5,632	(12,525)	581	(11,944)	17,576

Net Income (Loss)	$(59,803)	$442,884	$(5,296)	$437,588	$(497,391)

			(A )

(A)	Amount represents the carrying value of Fortress’s options in Northcastle. Upon the decision to liquidate Northcastle, these options were written off by Fortress. This write off was eliminated in consolidation but is retained on a deconsolidated basis.

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

Fee Paying Assets Under Management

We measure AUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new private equity funds with sizeable capital commitments for our private equity funds, raising capital for our Castles, and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our AUM has increased significantly over the periods discussed. Recently, lower performance in our funds coupled with redemptions in our liquid hedge funds have caused offsetting reductions in our AUM.

Our AUM has changed over these periods as follows (in millions):

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Total
2006
AUM January 1, 2006	$3,635	$1,266	$3,180	$3,228	$11,309
Capital raised (A)	3,000	1,489	2,030	1,702	8,221
Increase in invested capital	2,240	—	—	—	2,240
Redemptions	—	—	(649)	(84)	(733)
Return of capital distributions	(917)	—	—	(50)	(967)
Adjustment for reset date (C)	(446)	—	—	—	(446)
Crystallized incentive income (D)	—	—	(194)	(73)	(267)
Income (loss) and foreign exchange (E)	28	110	738	932	1,808

AUM December 31, 2006	$7,540	$2,865	$5,105	$5,655	$21,165

2007
Capital raised (A)	4,078	259	2,651	2,309	9,297
Increase in invested capital	4,222	—	—	—	4,222
Redemptions	—	—	(381)	(53)	(434)
Return of capital distributions	(893)	—	—	(16)	(909)
Adjustment for reset date (C)	(1,367)	—	—	—	(1,367)
Crystallized incentive income (D)	—	—	(231)	(134)	(365)
Income (loss) and foreign exchange (E)	(302)	204	984	435	1,321

AUM December 31, 2007	$13,278	$3,328	$8,128	$8,196	$32,930

2008
Capital raised (A)	912	—	2,827	1,385	5,124
Increase in invested capital	4,403	—	—	27	4,430
Redemptions (B)	—	—	(1,804)	(471)	(2,275)
Return of capital distributions	(880)	(28)	—	(13)	(921)
Adjustment for reset date (C)	—	—	—	—	—
Equity buyback (F)	—	(31)	—	—	(31)
Crystallized incentive income (D)	—	—	(15)	(95)	(110)
Income (loss) and foreign exchange (E)	(5,104)	(87)	(1,967)	(2,535)	(9,693)

AUM December 31, 2008	$12,609	$3,182	$7,169	$6,494	$29,454

(A)	Includes offerings of shares by the Castles.
(B)	Excludes redemptions which reduced AUM subsequent to December 31, 2008. See “– Market Considerations” above.
(C)	The reset date is the date on which a private equity fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.
(D)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.
(E)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.
(F)	Represents the buyback of shares by Eurocastle.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds, which in connection with funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.

Management Fees

Growth of our average AUM has a positive effect on our management fee revenues. As the AUM in our funds grew, so did the management fees we earned. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

The performance of our funds has been as follows:

		AUM			Returns (A)
		December 31,			Inception to December 31,
Name of Fund	Inception Date	2008	2007	2006	2008	2007	2006
Private Equity Funds
Fund I	Nov-99	$36	$58	$58	25.8%	27.7%	31.9%
Fund II	Jul-02	328	143	361	35.0%	48.1%	73.7%
Fund III	Sep-04	803	1,349	1,499	(16.2)%	19.5%	60.6%
Fund III Coinvestment	Nov-04	112	208	208	(9.3)%	21.5%	63.2%
Fund IV	Mar-06	1,893	2,647	3,000	(21.4)%	(5.8)%	(C )
Fund IV Coinvestment	Apr-06	441	677	226	(20.5)%	2.1%	(C )
Fund V	May-07	4,000	4,000	—	(C )	(C )	N/A
Fund V Coinvestment	Jul-07	878	252	—	(C )	(C )	N/A
FRID	Mar-05	260	860	731	(28.9)%	0.6%	(C )
FECI	Jul-07	532	520	—	(7.9)%	(21.7)%	N/A
GAGACQ Fund	Sep-04	—	—	207	4.4%	41.2%	82.0%
GAGACQ Coinvestment Fund	Sep-04	9	25	82	15.8%	43.2%	95.6%
RIC Coinvestment Fund LP	Jul-06	34	171	288	(47.0)%	(12.4)%	62.7%
FICO	Aug-06	113	556	556	(64.6)%	(7.8)%	(0.9)%
FHIF	Dec-06	772	1,031	—	(12.1)%	0.1%	N/A
Long Dated Value Fund I	Apr-05	193	190	199	(C )	(C )	(C )
Long Dated Value Fund II	Nov-05	207	201	125	(0.3)%	(C )	(C )
Long Dated Value Fund III	Feb-07	115	125	—	(C )	(C )	N/A
Long Dated Value Patent Fund	Nov-07	16	40	—	(C )	(C )	N/A
Real Assets Fund	Jun-07	121	79	—	(C )	(C )	N/A
Assets Overflow Fund	Jul-08	90	—	—	(C )	N/A	N/A
Credit Opportunities Fund	Jan-08	1,235	—	—	(C )	N/A	N/A

					Returns (A)
					2008	2007	2006	Inception to Date (B)
Other Private Equity Funds
Mortgage Opportunities Funds I, II and III	Apr-08	97	—	—	(C )	N/A	N/A	(C )

Castles
Newcastle Investment Corp.	Jun-98	1,165	1,193	943	N/A	(8.1)%	14.9%	N/A
Eurocastle Investment Limited	Oct-03	2,017	2,135	1,922	3.6%	12.7%	9.1%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (D)	Jul-02	6,087	8,104	5,052	(21.9)%	12.7%	17.1%	8.1%
Fortress Commodities Fund	Jan-08	1,068	—	—	6.8%	N/A	N/A	6.8%
Drawbridge Relative Value Funds	Feb-05	—	—	53	N/A	(5.3)%	2.2%	(1.1)%

Hybrid Hedge Funds
Drawbridge Special Opportunities Fund LP	Aug-02	4,430	5,720	4,542	(26.4)%	10.0%	15.9%	6.1%
Drawbridge Special Opportunities Fund LTD	Aug-02	446	714	659	(29.4)%	11.5%	15.4%	5.2%
Fortress Partners Fund LP	Jul-06	858	1,152	364	(33.0)%	9.3%	11.8%	(7.7)%
Fortress Partners Offshore Fund LP	Nov-06	672	555	74	(25.3)%	7.5%	2.4%	(8.6)%

Subtotal - all funds		29,028	32,705	21,149
Managed accounts		426	225	16

Total		$29,454	$32,930	$21,165

(A)	Represents the following:

For private equity funds, other than the Mortgage Opportunities Funds, returns represent net internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.

For Castles, returns represent the return on invested equity (ROE) as reported by such entities. ROE is not reported on an inception to date basis. Newcastle’s 2008 ROE is not meaningful because Newcastle incurred a loss and had negative book equity.

For liquid and hybrid hedge funds, as well as Mortgage Opportunities Funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

(B)	For liquid hedge funds, hybrid hedge funds and Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.
(C)	These funds were in their investment periods, or less than one year had elapsed from their inception, through the end of these years. In some cases, particularly the Mortgage Opportunities Funds, Fund V, Fund V Coinvestment and Credit Opportunities Fund, returns during these periods were significantly negative.
(D)	AUM was reduced by $2.4 billion of redemptions on January 1, 2009.

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

Fund Management and Investment Platform

In order to accommodate the increasing demands of our funds’ growing investment portfolios, we have expanded our investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 580 employees as of December 31, 2006 to 806 employees as of December 31, 2007 and then to 914 employees as of December 31, 2008. This resulted in increases in our compensation, office related and other personnel related expenses. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data - Equity-Based and Other Compensation” as a means to provide an additional financial incentive to retain our existing and future employees.

Income Tax Expense

Prior to January 17, 2007, we, as a partnership, generally had not been subject to U.S. federal income tax but certain of our subsidiaries had been subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. One of our subsidiaries was subject to U.S. federal corporate income taxes. Certain of our subsidiaries are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura transaction and the initial public offering (see Note 1 to Part II, Item 8, “Financial Statements and Supplementary Data – Organization and Basis of Presentation”), our operating entities were reorganized and a portion of our income is now subject to U.S. federal and state corporate income tax. We have also entered into a tax receivable agreement with our Principals (see Note 6 to Part II, Item 8, “Financial Statements and Supplementary Data – Income Taxes and Tax Related Payments”).

The amount of income taxes that we may be required to pay could increase significantly if legislation introduced in Congress is passed in its proposed form. During June 2007, legislation was introduced in the U.S. Senate, which would tax us and other publicly traded partnerships as corporations, and similar legislation was introduced in the House. The proposed Senate legislation would not apply to us for five years, but the House legislation does not include any corresponding exemption period. As of today, no action has been taken on either bill. In addition, legislation has also been introduced in the House, and passed by the House Ways and Means Committee, that would have the effect of taxing income recognized from “carried interests” as ordinary income thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would preclude us qualifying for treatment as a partnership for U.S. federal income tax purposes. If any of this legislation is enacted in its current or similar form, we would incur a material increase in our tax liability. For more information on the proposed legislation, see Part I, Item 1A, “Risk Factors –Risks Related to Taxation – Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our principals will not reimburse the corporate taxpayers for any payments that have been previously made under the tax receivable agreement if the tax savings claimed are later disallowed by the IRS. As a result, in certain circumstances, payments could be made to our principals under the tax receivable agreement in excess of the corporate taxpayers’ cash tax savings. The corporate taxpayers’ ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future taxable income.

Revenues

	Year Ended December 31,			Variance
	2008	2007(A)	2006(A)	2008 / 2007	2007 /2006
Management fees from affiliates	$593,007	$467,238	$319,004	$125,769	$148,234
Incentive income from affiliates	56,588	654,574	325,515	(597,986)	329,059
Other revenues	82,205	66,695	12,700	15,510	53,995

Total Revenues	$731,800	$1,188,507	$657,219	$(456,707)	$531,288

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

For the year ended December 31, 2008 compared with the year ended December 31, 2007, total revenues changed as a result of the following:

Management fees from affiliates increased by $125.8 million primarily due to the net effect of increases in average AUM of $3.3 billion, $0.1 billion, $2.2 billion and $1.4 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM generated $113.7 million of additional management fees. In addition, management fees from affiliates increased by $10.1 million as a result of an increase in the average management fee percentage earned and by $2.0 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $598.0 million as a result of $39.1 million of incentive income recognized from our private equity funds for the year ended December 31, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $321.5 million of incentive income recognized from our private equity funds for the year ended December 31, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds, our Castles and our hybrid hedge funds contributed additional decreases of $180.8 million, $37.6 million and $97.2 million, respectively, in incentive income primarily due to lower returns.

Other revenues increased by $15.5 million primarily due to a $7.7 million increase in expense reimbursements from our funds, which are recorded gross on our statement of operations, a $12.1 million increase in incentive income from non-affiliates, dividend income of $1.7 million from our Castles (prior to the adoption of SFAS 159, dividend income was recorded as return of capital on investments), and a $0.4 million increase in management fees from non-affiliates, which were offset by a decrease in interest income of $6.4 million. Expense reimbursements increased primarily due to an increase in expenses related to an increase in average headcount needed to support the growth of the hybrid hedge funds, private equity funds and our Castles of $4.0 million, $0.8 million, and $1.0 million, respectively, and new private equity funds of $1.4 million. Incentive income from non-affiliates increased primarily due to a realization event in 2008 from a third party account we manage.

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

For the year ended December 31, 2007 compared with the year ended December 31, 2006, total revenues increased as a result of the following:

Management fees from affiliates increased by $148.2 million primarily due to the net effect of increases in average AUM of $4.0 billion, $1.1 billion, $2.6 billion and $2.8 billion in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, respectively. The combined increase to average AUM generated $171.5 million of additional management fees. This increase was partially offset by a decrease of $29.5 million related to the receipt of options recorded as management fee income from the Castles.

Incentive income from affiliates increased by $329.1 million primarily as a result of $321.5 million of incentive income recognized from our private equity funds for the year ended December 31, 2007, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $9.5 million of incentive income accrued for one of our private equity funds for the year ended December 31, 2006, which was no longer subject to contingencies. Furthermore, our liquid hedge funds contributed an additional increase of $43.6 million in incentive income primarily from growth of average capital eligible for incentive income, partially offset by a $38.2 million decrease from our hybrid hedge funds due to lower returns.

Other revenues increased by $54.0 million primarily due to $18.0 million of additional expense reimbursements from our funds, which are recorded gross on our statement of operations, interest income which increased by $11.1 million, and other miscellaneous items.

Expenses

	Year Ended December 31,			Variance
	2008	2007 (A)	2006 (A)	2008 / 2007	2007 / 2006
Interest expense	$40,140	$34,313	$40,608	$5,827	$(6,295)
Compensation and benefits	440,659	649,010	385,090	(208,351)	263,920
Principals agreement compensation	954,685	852,956	—	101,729	852,956
General, administrative and other (including depreciation and amortization)	94,869	86,315	50,621	8,554	35,694

Total Expenses	$1,530,353	$1,622,594	$476,319	$(92,241)	$1,146,275

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

For the year ended December 31, 2008 compared with the year ended December 31, 2007, total expenses changed as a result of the following:

Interest expense increased by $5.8 million primarily due to (i) a net increase of $3.5 million due to higher average borrowings in 2008, offset by a decrease in average interest rates, and (ii) a net increase of $2.1 million in the amortization and write off of deferred financing costs.

Compensation and benefits decreased by $208.4 million primarily due to a decrease in profit sharing compensation of $252.1 million, offset by an increase due to growth in our employee population of $14.8 million, a $7.0 million discretionary bonus declared during the first quarter of 2008 to one senior employee, and an increase in equity based compensation of $22.0 million, primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit-sharing compensation decreased due largely to greater private equity realization events in 2007 than in 2008, and decreased profit from our liquid and hybrid hedge funds. Our average headcount for the year ended December 31, 2008 grew 23% compared to the year ended December 31, 2007.

Principals agreement compensation increased by $101.7 million because there was not a full year of amortization in 2007. In connection with the initial public offering in February 2007, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering will be forfeited to the principals who remain employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

General, administrative and other expenses increased by $8.6 million, primarily as a result of a net increase of $6.5 million in office and administrative costs to support a larger workforce and increased infrastructure demands, an increase of $1.2 million in other general expenses related to being a public company and an increase of $0.9 million in professional fees and consulting fees.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $479.2 million with a weighted average recognition period of 4.1 years. This does not include amounts related to the Principals Agreement, which is discussed above.

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

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

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

Compensation and benefits increased by $263.9 million primarily due to profit-sharing compensation, equity-based compensation and growth in our employee population of $49.3 million, $113.6 million and $63.5 million, respectively. Profit-sharing compensation increased due largely to significant private equity realization events in the first and second quarters of 2007 and increased profit from our liquid hedge funds. The increase in equity-based compensation to employees was primarily related to the restricted stock units and LTIP award as described in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data - Equity-Based and Other Compensation.” In addition, our average headcount for the year ended December 31, 2007 grew 44.4% compared to the year ended December 31, 2006. The remaining increase is due to increases in other miscellaneous items such as health benefits.

Principals agreement compensation was $853.0 million for the year ended December 31, 2007 for the reasons discussed above.

General, administrative and other expenses increased by $35.7 million, primarily as a result of increased office and administrative costs needed to support a significantly larger workforce, increased infrastructure demands, and professional fees and consulting fees relating to our transition to becoming a public company.

Other Income (Loss)

	Year Ended December 31,			Variances
	2008	2007 (A)	2006 (A)	2008 / 2007	2007 / 2006
Gains (Losses) - other investments	$(58,305)	$(109,160)	$179,174	$50,855	$(288,334)
Tax receivable agreement liability reduction	55,115	—	—	55,115	—
Earnings (losses) from equity method investees	(304,180)	(58,443)	108,185	(245,737)	(166,628)

Total Other Income (Loss)	$(307,370)	$(167,603)	$287,359	$(139,767)	$(454,962)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

For the year ended December 31, 2008 compared with the year ended December 31, 2007, total other income (loss) changed as a result of the following:

Losses – other investments decreased by $50.9 million primarily due to the net effect of:

•

recognition of an unrealized loss of $16.0 million for the year ended December 31, 2008 on our options in our Castles as a result of a decline in the relative performance of the underlying stock price, as compared to the recognition of an unrealized loss of $109.6 million for the year ended December 31, 2007;

•

recognition of an unrealized loss of $36.7 million for the year ended December 31, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the provisions of SFAS 159; and

•	recognition of an unrealized loss of $3.2 million attributable to our guarantee of the maximum potential clawback in one of our private equity Fortress Funds which was reorganized in November 2008.

As described below, in connection with the establishment of a valuation allowance for a portion of the deferred tax asset, we have recorded other income of $55.1 million arising from a reduction in the tax receivable agreement liability.

Earnings (losses) from equity method investees decreased by $245.7 million primarily due to the net effect of (i) the recognition of a $304.2 million net loss from equity method investees in 2008 as a result of a loss attributable to investments in our private equity funds, our Castles, our liquid hedge funds and our hybrid hedge funds, compared to (ii) the recognition of a $58.4 million loss on our equity method investments for the year ended December 31, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

For the year ended December 31, 2007 compared with the year ended December 31, 2006, total other income decreased as a result of the following:

Gains (losses) – other investments decreased by $288.3 million primarily due to the net effect of:

•

in 2007 we recognized an unrealized loss of $109.6 million on our options in one of our Castles as a result of a decline in the relative performance of the underlying stock price as compared to the recognition of an unrealized gain of $85.8 million in 2006;

•

in 2007 we recognized $2.9 million in gains from our deferred fee arrangements as compared to $101.7 million in gains in 2006. These deferred fee arrangements were terminated prior to our initial public offering;

•	in 2007 we recognized a $3.6 million write down of our Newcastle options; and

•	in 2006 we recognized a $5.9 million write-off of our Northcastle options.

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

Income Tax Benefit (Expense)

Fortress has recorded a significant deferred tax asset, primarily in connection with the Nomura Transaction and IPO. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. For the year ended December 31, 2008, we have recorded income tax expense of $115.2 million primarily attributable to the establishment of a valuation allowance for a portion of this deferred tax asset resulting in a $95.9 million charge to income tax expense. In addition, the establishment of the valuation allowance resulted in a reduction of the obligation associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset of $20.8 million. This deferred tax asset is further discussed under “– Critical Accounting Policies” below.

For the year ended December 31, 2007, Fortress recorded an income tax benefit of $5.6 million. This tax benefit was primarily attributable to certain expenses recorded in our financial statements which are not currently deductible for income tax purposes. For the year ended December 31, 2006, Fortress recognized income tax expense of $12.5 million. Given our partnership structure prior to our reorganization in January 2007 (see Note 1 to Part II, Item 8, “Financial Statements and Supplementary Data—Organization and Basis of Presentation”), our 2006 tax expense primarily arose from the New York City unincorporated business tax at a statutory rate of 4%.

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

Distributable earnings is defined in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data – Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

	Year Ended December 31,			Variance
	2008	2007	2006	2008 / 2007	2007 / 2006
Management Fees	$178,191	$131,939	$84,279	$46,252	$47,660
Incentive Income	(94,307)	275,254	129,800	(369,561)	145,454

Segment revenues - total	$83,884	$407,193	$214,079	$(323,309)	$193,114

Pre-tax distributable earnings	$68,375	$271,014	$149,625	$(202,639)	$121,389

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $202.6 million primarily due to:

•

a $46.3 million increase in management fees. Management fees increased primarily due to (i) $42.6 million of management fees generated by the creation of new private equity funds during 2007 and 2008, most notably Fund V, Fund V Coinvestment, FECI, Mortgage Opportunities Fund I, Mortgage Opportunities Fund II, Mortgage Opportunities Fund III, Credit Opportunities Fund, Real Assets Fund and Assets Overflow Fund, and (ii) an increase of $11.6 million related to an increase in average AUM from Fund IV, Fund IV Coinvestment, Long Dated Value Fund II, Long Dated Value Fund III, and FHIF. These increases to management fees were partially offset by a decrease of $4.8 million in management fees collected from Fund II, Fund III, and FRID as a result of distributions to investors (which reduces AUM) during 2007 and a decrease of $3.1 million from Fund IV, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments);

•

a $239.1 million net decrease in incentive income. Incentive income decreased by $369.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $130.5 million reflected as profit sharing compensation expense. The decrease of $369.6 million in incentive income was primarily attributable to a decline in the results of realization events of our private equity funds of $247.8 million, and a reserve for the potential clawback of incentive income to FRID, Fund II and Fund III of $123.5 million, offset by an increase of $2.7 million in incentive income due to higher FFO in excess of certain performance hurdles generated by NIH; and

•	an $8.7 million increase in operating expenses primarily related to an increase in average headcount.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings increased by $121.4 million mainly due to:

•

a $47.7 million increase in management fees. Management fees increased mainly due to (i) $46.9 million of management fees generated by the creation of new private equity funds, most notably Fund V and FHIF, (ii) increases in AUM from Fund IV Coinvestment Fund (“Fund IV Co”) and FICO which resulted in an increase in management fees of $5.9 million and $6.1 million, respectively, and (iii) an increase of $1.8 million as a consequence of management fees being charged for a full year for RIC Coinvestment Fund (“FRIC”) which was formed during 2006. These increases to management fees were partially offset by a decrease of $6.9 million in management fees collected from Fund II as a result of distributions to investors (which reduces AUM), a decrease of $3.2 million from Fund III as a consequence of the creation of Fund IV in March 2006 (which caused the management fees from Fund III to be based on invested capital rather than capital commitments), and decreases of $1.4 million and $1.6 million from Fund IV and Fund IV Co, respectively, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV and Fund IV Co to be based on invested capital rather than capital commitments);

•

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

•	a $20.9 million increase in operating expenses mainly generated by an increase in average headcount.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Year Ended December 31,			Variance
	2008	2007	2006	2008 /2007	2007 /2006
Management Fees	$54,102	$49,661	$32,544	$4,441	$17,117
Incentive Income	12	39,490	15,682	(39,478)	23,808

Segment revenues - total	$54,114	$89,151	$48,226	$(35,037)	$40,925

Pre-tax distributable earnings	$15,409	$44,223	$4,898	$(28,814)	$39,325

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $28.8 million primarily due to:

•

a $4.2 million net increase in management fees. Management fees increased primarily due to (i) $0.6 million as a result of the growth of average AUM, (ii) a $1.8 million increase in management fees from non-affiliates and (iii) $2.0 million as a result of changes in foreign currency exchange rates. These increases to management fees were partially offset by an increase in the employees’ share of management fees of $0.2 million;

•

a $30.0 million net decrease in incentive income. Incentive income decreased by $39.5 million which was offset by a decrease in the employees’ share of incentive income of $9.5 million reflected as profit sharing compensation expense. The decrease of $39.5 million was primarily due to the recognition of incentive income generated by Newcastle and Eurocastle as a result of FFO exceeding certain performance hurdles for the year ended December 31, 2007. For the year ended December 31, 2008, Newcastle’s and Eurocastle’s FFO did not exceed these performance hurdles so no incentive income was generated; and

•	a $3.0 million net increase in operating expenses primarily due to increases in general and administrative and other expenses.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings increased by $39.3 million primarily due to:

•

a $15.5 million net increase in management fees. Management fees increased by $17.1 million primarily as a result of the growth of average AUM. The $17.1 million increase was partially offset by a $1.6 million increase in the employees’ share of operating income, reflected as profit sharing compensation expense;

•

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

•	a $1.1 million net decrease in operating expenses primarily due to the liquidation of Northcastle in 2006.

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2008	2007	2006	2008 / 2007	2007 /2006
Management Fees	$217,575	$158,882	$92,746	$58,693	$66,136
Incentive Income	17,658	199,283	154,068	(181,625)	45,215

Segment revenues - total	$235,233	$358,165	$246,814	$(122,932)	$111,351

Pre-tax distributable earnings	$96,063	$159,296	$101,098	$(63,233)	$58,198

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $63.2 million primarily due to:

•

a $63.6 million net increase in management fees. Management fees increased by $58.7 million and the employees’ share of management fees decreased by $4.9 million (due to a reduction in the employees’ percentage share of such fees). The $58.7 million increase was primarily a result of the growth in average AUM, an increase in the average management fee percentage earned, and management fees generated by the formation of the new Commodities Fund, which generated $32.0 million, $11.2 million and $16.5 million of additional management fees, respectively, partially offset by a decrease in management fees from non-affiliates of $1.0 million;

•

a $106.4 million net decrease in incentive income. Incentive income decreased by $181.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $75.2 million, reflected as profit sharing compensation expense. The $181.6 million decrease in incentive income is primarily attributable to a decrease of $198.9 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by realization events from special investments and the new Commodities Fund of $2.1 million and $15.2 million, respectively; and

•	a $20.5 million increase in operating expenses primarily due to an increase in average headcount.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings increased by $58.2 million mainly due to:

•

a $57.4 million net increase in management fees. Management fees increased by $66.1 million partially offset by a corresponding increase in the employees’ share of management fees of $8.7 million. The $66.1 million increase was primarily a result of the growth in average AUM and an increase in the average management fee percentage earned, which drove $54.1 million and $13.8 million of additional management fees, respectively, partially offset by a decrease in non-affiliated management fees of $1.8 million;

•

a $34.2 million net increase to incentive income. Incentive income increased by $45.2 million partially offset by a corresponding increase in the employees’ share of incentive income of $11.0 million, reflected as profit sharing compensation expense. The $45.2 million increase in incentive income is primarily attributable to an increase in average capital eligible for incentive income, which contributed an increase of $96.6 million, offset by lower returns of $53.1 million; and

•	a $33.4 million increase in operating expenses mainly due to an increase in average headcount.

Hybrid Hedge Funds

	Year Ended December 31,			Variance
	2008	2007	2006	2008 /2007	2007 /2006
Management Fees	$147,823	$129,516	$84,536	$18,307	$44,980
Incentive Income	13,609	97,465	135,939	(83,856)	(38,474)

Segment revenues - total	$161,432	$226,981	$220,475	$(65,549)	$6,506

Pre-tax distributable earnings	$37,548	$59,137	$70,045	$(21,589)	$(10,908)

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $21.6 million primarily due to:

•

a $14.6 million net increase in management fees. Management fees increased by $18.3 million partially offset by a corresponding increase in the employees’ share of management fees of $3.7 million. The $18.3 million increase in management fees was primarily a result of growth in average AUM, which resulted in a $19.2 million increase, offset by a decrease of $0.7 million due to a decrease in the average management fee percentage earned, and a $0.2 million decrease in management fees from third party accounts we manage;

•

a $44.8 million net decrease in incentive income. Incentive income decreased by $83.9 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $39.0 million. The $83.9 million decrease in incentive income was primarily attributable to a decline in the returns of our hybrid hedge funds which generated a decrease of $102.7 million, partially offset by an increase of $5.8 million due to the change in the average capital eligible for incentive income and a $13.1 million realization event in 2008 from a third party account we manage; and

•	an $8.6 million decrease in operating expenses primarily related to a decrease in discretionary bonuses, offset by an increase in other expenses based on increased average headcount.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings decreased by $10.9 million mainly due to:

•	a $45.0 million increase in management fees. The increase in management fees was mainly a result of growth in average capital eligible for incentive income, which drove a $47.7 million increase.

•

an $8.0 million net decrease in incentive income. Incentive income decreased by $38.5 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $30.5 million. The $38.5 million decrease in incentive income was mainly attributable to a decline in the return of our hybrid hedge funds, including special investments, which generated a decrease of $98.2 million, partially offset by an increase of $58.2 million due to the change in the average capital eligible for incentive income; and

•	a $47.9 million increase in operating expenses primarily related to an increase in average headcount.

Principal Investments

	Year Ended December 31,			Variance
	2008	2007	2006	2008 / 2007	2007 /2006
Pre-tax distributable earnings (loss)	$(379,032)	$27,026	$85,707	$(406,058)	$(58,681)

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $406.1 million primarily due to:

•

Private Equity funds: a $248.4 million decrease in net investment income primarily as a result of a $237.9 million impairment on our investments in our private equity funds recognized in 2008 as compared to $10.9 million of realized gains (representing our share) primarily from an investment in a residential housing company during 2007;

•

Castles: a $29.2 million decrease in net investment income primarily as a result of a $28.5 million impairment on our shares held in Newcastle and Eurocastle during 2008, and a decrease of $3.0 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $2.3 million recognized during the year ended December 30, 2007;

•

Liquid hedge funds: a $12.8 million decrease in net investment income primarily as a result of (i) $12.7 million attributable to lower returns in 2008, (ii) recognition of a $0.6 million impairment on our investments in special investments in 2008, (iii) the distribution of previously earned fees which had generated $2.0 million of income for the year ended December 31, 2007, and (iv) a net decrease in other miscellaneous items of $1.3 million. This was partially offset by an increase of $3.8 million due to the increase in our average investment balance;

•

Hybrid hedge funds: a $100.5 million decrease in net investment income of which $77.9 million was due to a decline in returns including special investments, $10.0 million was due to the decrease in our average investment balance and $19.4 million was due to recognition of an impairment on our investments including special investments, in 2008. This was partially offset by a net increase of $6.7 million due to other miscellaneous items; and

•

Expenses and other: a $15.1 million decrease in net investment income primarily due to (i) a $5.7 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a net increase of $5.6 million in interest expense due to higher average borrowings in 2008 and an increase in amortization of deferred financing costs, offset by a decrease in average interest rates, and (iii) $3.8 million of loss related to a foreign currency translation loss during the year ended December 31, 2008.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable earnings decreased $58.7 million primarily due to:

•

a $6.0 million increase in net investment income from private equity funds primarily as a result of our share in the realized gains from the private equity funds’ investment in a residential housing company during the year ended December 31, 2007, net of the gains related to Brookdale during the year ended December 31, 2006;

•	a $0.2 million increase in net investment income from Castles primarily due to an increase of $0.3 million in the dividend income received on our shares held in Eurocastle and Newcastle;

•

a $77.5 million decrease in net investment income from liquid hedge funds. This decline is mainly attributable to the distribution of previously earned fees which had generated $79.0 million of income for the year ended December 31, 2006, compared to $2.0 million for the year ended December 31, 2007; and

•

a $6.7 million decrease in net investment income from hybrid hedge funds. This decrease was mainly due to lower returns of $9.5 million, as well as a $13.7 million decrease in income from the distribution of previously earned fees. These decreases were partially offset by an increase of $19.9 million due to the change in average investment balance.

•

Expenses and other: a $19.4 million decrease in net investment income primarily due to (i) a $10.6 million increase in interest income, primarily as a result of interest earned on cash, in part cash received from our initial public offering, (ii) a $6.3 million decrease in interest expense mainly driven by a decrease to the weighted average interest rate from 7.92% for the year ended December 31, 2006 to 7.49% for the year ended December 31, 2007, as well as a decrease in the average debt outstanding from $468.0 million for the year ended December 31, 2006 to $422.8 million for the year ended December 31, 2007 and (iii) a $2.8 million increase in income related to foreign currency translation during the year ended December 31, 2007.

Unallocated

	Year Ended December 31,			Variance
	2008	2007	2006	2008 / 2007	2007 / 2006
Pre-tax distributable earnings (loss)	$(548)	$(9,196)	$(14,450)	$8,648	$5,254

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable loss decreased by $8.6 million. The decrease in loss is due to a decrease in corporate expenses and professional fees that were incurred in 2007 in relation to the demands of being a new public company.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Pre-tax distributable loss decreased by $5.3 million. The decrease in loss is due to a decrease in the amount of operating expenses that were not allocable to our funds.

Sensitivity

For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may require cash to make distributions. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), working capital expenses, amortization payments under our credit agreement, capital commitments to our funds and tax and tax-related payments.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds, which are subject to restrictions and to management’s judgment regarding the optimal timing of the monetization of underlying investments, as well as dates specified in our hedge funds’ operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management’s judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $263.3 million and expected capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, and fund capital commitments, in each case expected to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement, which amortization payments we increased in connection with the amendment to our credit agreement discussed below under “–Debt Obligations”.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. As discussed above, we believe that we will generate adequate operating cash flows to service our periodic debt payments, which will result in a gradual reduction in our debt level. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, each of which is more challenging given current market conditions. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “– Market Considerations), raising equity capital could be highly dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

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

As of December 31, 2008, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2008 consisted of the following (in thousands):

Private Equity Funds	Outstanding Commitment
Fund I	$12
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	59,693
Fund V Coinvestment	7
Fund VI	15,000
FTS SIP L.P.	730
FRID	795
FHIF	11,446
FECI	1,551
Long Dated Value Fund I	735
Long Dated Value Fund II	2,081
Long Dated Value Fund III	453
Real Assets Fund	33,846
Karols Development Co	5,433
Credit Opportunities Fund	4,512
Assets Overflow Fund	19

Total	$140,937

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

2009	$18,667
2010	21,482
2011	11,747
2012	10,818
2013	10,608
Thereafter	32,159

Total	$105,481

Debt Obligations

As of December 31, 2008, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

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

On November 12, 2008, we entered into an additional amendment to the 2007 Credit Agreement. The amendment, among other things: (i) modified the definition of EBITDA, which is used to calculate our Consolidated Leverage Ratio, to exclude any realized or unrealized gains and losses on investments and to reflect private equity incentive income clawbacks on a cash basis; (ii) modified the financial covenants by (a) reducing the amount of required investment assets to $975 million (less any future term loan repayments) and (b) changing the required Consolidated Leverage Ratios for the quarters ending June 30 and September 30, 2009 from 2.5 to 1.0 to 2.75 to 1.0; (iii) increased the rate on LIBOR loans to LIBOR + 2.00% (and Base Rate loans to the prime rate + 1.00%) – this rate is no longer subject to change pursuant to a ratings-based pricing grid; (iv) established the commitment fee for the unused portion of the revolving credit facility at 0.25% – this rate is also no longer subject to change pursuant to a ratings-based pricing grid; (v) reduced the revolving credit facility commitments to $125 million; (vi) established a requirement that outstanding term loans be prepaid with 25% of the amount by which EBITDA for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million); (vii) required $50 million of additional term loan repayments ($25 million in July of 2009 and 2010); (viii) established a requirement that the borrower cash collateralize the letter of credit obligations of distressed lenders under certain circumstances, including lender non-funding or bankruptcy; and (ix) established an event of default under certain circumstances if the borrower, any guarantor or certain of their subsidiaries are required to make incentive income clawback payments in excess of $20 million during any calendar year. In connection with the amendment, we prepaid $75 million of the outstanding term loans.

On March 12 and March 13, 2009, we entered into additional amendments to the 2007 Credit Agreement. The amendments, among other things: (i) modified the financial covenants by (a) amending the amount of required management fee earning assets to $22 billion as of the end of each fiscal quarter through December 31, 2009 and $20 billion as of the end of each fiscal quarter thereafter; (b) reducing the amount of investment assets required as of any point in time to an amount equal to the term loans and revolving loans (including outstanding letters of credit) then outstanding; (c) changing the required Consolidated Leverage Ratio to 3.5 to 1.0 for the remainder of the term of the credit agreement; (ii) increased the rate on LIBOR loans to LIBOR + 2.50 (and Base Rate loans to the prime rate plus 1.50%); (iii) reduced the revolving credit facility commitments to $75 million; (iv) established an annual requirement, beginning in 2010, that outstanding loans be prepaid in an amount equal to 75% of Free Cash Flow (as defined in the agreement) generated during the previous year; (v) increased the amount of our scheduled amortization payments (the amortization schedule now requires the following payments: $50 million in July 2009, $25 million in each of October 2009 and January, April, July and October 2010, and $75 million in January 2011); (vi) established a requirement that 50% of the net proceeds from any equity issuance by the Fortress Operating Group be applied to prepay outstanding term loans; (vii) reduced the amount of certain types of distributions we can make to equity holders of the Fortress Operating Group and, in turn, our Class A shareholders, and (viii) provided that the dissolution or termination of specified material funds would not constitute an event of default. In connection with the amendment, we prepaid $75 million of outstanding term loans and $50 million of outstanding revolving facility loans.

In addition, the amendments provide that, with respect to a specified fund, it would not be a default under the credit agreement if the fund’s 2008 audited financials contain language noting substantial doubt as to the fund’s status as a “going concern.” If, by April 15, 2009, (a) the fund has not delivered audited financials without a “going concern” statement and (b) the fund has not extended the maturity of certain debt until the end of 2009, then we will be required to prepay $25 million of outstanding term loans. If we are required to make this prepayment, the required amortization payment due in July 2009 would be reduced from $50 million to $25 million.

The foregoing description of the terms of the amendments is not complete and is qualified in its entirety by the full text of both the amendments, which are filed as Exhibits 10.31 and 10.32 hereto and are incorporated by reference herein, and the 2007 Credit Agreement (including other amendments thereto), each of which has been filed with the Securities and Exchange Commission.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				December 31, 2008
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	December 31, 2008	December 31, 2007
Credit Agreement (2)
Revolving debt (3)	$104,041	$185,000	May 2012	4.65%	3.36
Term loan	350,000	350,000	May 2012	3.17%	3.36
Delayed term loan	275,000	—	May 2012	2.99%	1.18

Total	$729,041	$535,000		3.31%	2.54

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.47%.
(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(3)	Approximately $21 million was undrawn under the revolving debt facility as of December 31, 2008. The revolving debt facility included a $25 million letter of credit subfacility of which $9.8 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $11.9 million (including $1.0 million of the outstanding letters of credit) of the $125 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, none of the undrawn amount was available.

On March 13, 2009, we amended the terms of our credit agreement. In connection with the amendment, we repaid (i) $50 million of outstanding revolving debt and (ii) $75 million of outstanding term loans. In addition, we reduced the revolving credit facility to $75 million. As of March 13, 2009, we had $54 million of revolving debt and $550 million of term loans outstanding.

Assuming no EBITDA–based required prepayments, our outstanding debt matured as follows, based on terms in effect at December 31, 2008 (in thousands). See above for a discussion of the amendment which occurred in March 2009 which changed the payment terms:

2009	$25,000
2010	125,000
2011	100,000
2012	479,041

Total	$729,041

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of December 31, 2008, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2007 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The events of default under the 2007 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2007 Credit Agreement) with respect to our material funds. A default under this agreement would likely have a material, adverse impact on our liquidity and, given the current lack of available credit for refinancing in the market, could threaten our ability to continue as a going concern.

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of December 31, 2008. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, based on terms in effect as of December 31, 2008, which were amended in March 2009, as described above, Fortress Operating Group must not:

•	Permit AUM to be less than $21.5 billion as of December 31, 2007, plus an additional $500 million at the end of each subsequent fiscal year;

•

Permit the Consolidated Leverage Ratio, as defined in the 2007 Credit Agreement and measured on a rolling four-quarter basis, to be greater than (i) for the fiscal quarters ending March 31, 2008 through September 30, 2009, 2.75 to 1.0, (ii) for the fiscal quarters ending December 31, 2009 and March 31, 2010, 2.50 to 1.0 and (iii) for each fiscal quarter thereafter, 2.25 to 1.0;

•

Permit the aggregate value of investments held, including certain cash, to be less than $975 million (less the amount of any term loans repaid after November 12, 2008) (the “Required Investment Assets”);

•

Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as cash, the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interests in the Fortress private equity funds and hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•

Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds (in the aggregate, “Total Investments”) to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

•

Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 11 to Part II, Item 8 “Financial Statements and Supplementary Data” for a further discussion of clawback.

The following table sets forth the financial covenant requirements as of December 31, 2008.

	December 31, 2008 (dollars in millions)
	Requirement (D)		Actual	Notes
AUM	≥ $	22,000	$29,454	(A	)
Consolidated Leverage Ratio	≤	2.75	2.18	(B	)
Required Investment Assets	≥ $	925	$1,002	(C	)
Fortress Fund Investments	≥ $	370	$604	(C	)
Total Investments	≥ $	555	$762	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by clawback reserves or the impairment of investments.
(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	These requirements were amended as of March 13, 2009. For a description of the current requirements, please see “– Debt Obligations” above.

We recently amended the terms of our credit agreement to significantly relax the financial covenants, and thereby increase our operational flexibility, in exchange for agreeing to make additional amortization payments over the course of the term of the facilities. Fortress expects to comply with these new covenants as of the applicable testing dates. However, as a result of recent market conditions and their impact on Fortress, it is possible that we may not be able to comply with one or more of these covenants if conditions continue to worsen over time. As a result of the increased amortization requirements, we may take steps to ensure that we are able to make the required periodic cash amortization payments, including (i) deferring payments to our Principals and affiliates in order to preserve cash, including payments to our Principals under the tax receivable agreement, and (ii) considering potential capital raise transactions in order to increase investments, reduce debt, or a combination of the two options.

Furthermore, under the terms of the 2007 Credit Agreement, Fortress must provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, we have not yet received the audit opinions for our material funds for the fiscal year ended December 31, 2008. However, we anticipate, based on discussions with our auditors, that we may receive a going concern opinion for one of our material funds. On March 12, 2009, our lenders agreed to waive the application of this covenant with respect to the affected fund’s annual audited financial statements. As a result, the receipt by such fund of a going concern opinion in its audited financial statements would not result in a default under our 2007 Credit Agreement.

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

Dividends / Distributions

2008

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

During the year ended December 31, 2008, in addition to the distributions described above, Fortress Operating Group made distributions to the principals of $3.0 million (all of which was distributed prior to the issuance of the RPUs) in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

2007

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

Cash Flows

Our historical consolidated and combined statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies, for the years ended December 31, 2007 and 2006.

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

As described above in “— Results of Operations,” our AUM has generally grown throughout the periods reflected in our financial statements included in this Annual Report on Form 10-K. This growth is a result of the consolidated Fortress Funds raising and investing capital, and, in some periods, generating gains from investments. Their cash flows are reflected in our statement of cash flows through their deconsolidation on March 31, 2007.

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we may pay dividends in accordance with our stated dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may borrow funds to pay dividends, but we are not obligated to do so. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Operating Activities

Our net cash flow provided by (used in) operating activities was $295.1 million, ($1,209.4) million and ($4,583.9) million during the years ended December 31, 2008, 2007 and 2006, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million and ($4,574.2) million for the years ended December 31, 2007 and 2006, respectively, which are reflected as operating activities pursuant to investment company accounting.

Operating Activities - Comparative

Cash received for management fees increased by $131.3 million from $459.4 million in 2007 to $590.7 million in 2008. Management fees are based on average fee paying AUM, which increased from 2007 to 2008 (hybrid hedge funds increased by $1.4 billion, liquid hedge funds increased by $1.2 billion, and private equity funds increased by $2.2 billion) as a result of capital raising, including new fund formation, offset by redemptions and losses.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds. Severe market conditions have resulted in lower fund performance and reduced realizations and thus a decrease of $352.5 million in cash received for incentive income from 2007 to 2008.

Despite an increase in headcount from December 31, 2007 to December 31, 2008, cash paid for compensation decreased by $35.9 million from 2007 to 2008. This decrease is mainly attributable to reduced profit sharing compensation, as a result of lower performance within our funds. We anticipate an additional decrease in total compensation expense in 2009 due to the restructuring that took place in the fourth quarter of 2008.

Cash paid for interest increased approximately $9.2 million due to a higher average debt balance of $759.2 million in 2008 compared to $422.8 million in 2007. This was partially offset by a decrease in the weighted average interest rate to 4.2% in 2008 compared to 6.7% in 2007.

Cash paid for rent increased approximately $3.4 million due to the opening of the Dubai, Chicago, Charlotte, Atlanta and Seattle offices, where we entered into leases during 2008 and which did not exist in 2007, as well as the leasing of a new floor in New York. We anticipate a decrease in rent in 2009 due to office closings in San Diego, Dubai, and Geneva.

Cash received from previously accrued but deferred fees decreased by $187.0 million due to deferred fee arrangements which were terminated in the first quarter of 2007.

Investing Activities

Our net cash flow provided by (used in) investing activities was $32.1 million, ($416.6) million and $361.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. Our investing activities primarily included: (i) purchases, net of proceeds from sale of investments, of loan and security investments by one of our consolidated Fortress Funds (included in our statements of cash flows through its deconsolidation on March 31, 2007), which is not an investment company, of $380.5 million during 2006, (ii) contributions to equity method investees of ($167.8) million and ($571.8) million during the years ended December 31, 2008 and 2007, respectively, (iii) distributions of capital from equity method investees of $213.4 million and $136.3 million during the years ended December 31, 2008 and 2007, respectively, (iv) proceeds from the sale of equity method investments of $30.7 million in 2007, and (v) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($13.5) million, ($8.4) million and ($15.0) million during these years, respectively.

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

Our net cash flow provided by (used in) financing activities was ($164.3) million, $1,665.3 million and $4,246.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. Our financing activities primarily included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,470.5 million and $3,676.9 million during 2007 and 2006, respectively, (ii) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($203.6) million, ($477.9) million and ($447.0) million during these years, respectively, (iii) distributions to employees related to their interests in consolidated subsidiaries of ($61.3) million, ($17.1) million and ($41.8) million during these years, respectively, (iv) dividends to our shareholders, and (v) our net borrowing and repayment activity.

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

For profit sharing plans related to private equity funds, where incentive income is received as investments are realized but is subject to clawback (see “Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. Furthermore, such profit sharing expense may be reversed upon a determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data – Management Agreements and Fortress Funds.”

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

Liquid Hedge Funds

The majority of the investments in our liquid hedge funds are valued based on quoted market prices, including broker quotations in illiquid or inactive markets which include disclaimers stating they are not “actionable” and are therefore included in level 3A as described below. Investments valued based on other observable market parameters in our liquid hedge funds include (i) interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are valued by the independent fund administrator using models with significant observable market parameters, and (ii) funds managed by third parties for which we receive value information from the fund managers. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

Investments in other funds are valued primarily based on the net asset values provided by the fund managers of those funds. Adjustments to such net asset values are made for liquidity or other factors if deemed material and necessary.

Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid investments.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2008.

The categories displayed below correspond directly with the disclosures which are required under SFAS 157, described under “ – Recent Accounting Pronouncements” below. Note that negative percentages represent net short positions.

Basis for Determining Fair Value	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Total Investment Company Holdings
1. Quoted market prices (A)	4%	(8)%	3%	2%

2. Other observable market parameters	4%	53%	0%	7%

3A. Third party pricing sources with significant unobservable market parameters (B)	29%	54%	88%	56%

3B. Internal models with significant unobservable market parameters	63%	1%	9%	35%

Total	100%	100%	100%	100%

(A)	For liquid hedge funds, includes gross long positions of 7% and short positions of (15%).
(B)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers. The result is skewed for the liquid hedge funds due to the offsetting net short positions in Level 1 and net long positions in Level 2.

As of December 31, 2008, $7.7 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds and $0.8 billion of investments in our hybrid hedge funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2008, consistent with the table above:

	Private Equity Funds		Liquid Hedge Funds	Hybrid Hedge Funds
Management fees, per annum on a prospective basis	$4.1 million or		$3.1 million	$15.0 million

	$(4.7 million	) (A)

Incentive income	N/A	(B)	$0.0 million	$0.0 million

Earnings from equity method investees	$51.5 million		$0.6 million	$24.7 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the liquid hedge funds.

(A)	Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2008, $3.3 billion of private equity portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2008 is the current reset date.
(B)	Private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

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

As a result of the completion of the transactions resulting from the initial public offering, and the reorganization of our businesses, FIG Corp. is subject to U.S. federal and state income tax on income allocated to it from Fortress Operating Group. FIG Corp. has recorded a significant deferred tax asset, primarily in connection with the Nomura transaction and the IPO. These transactions resulted in the basis of Fortress Operating Group’s net assets being in excess of its book basis, which will result in future tax deductions. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals.

The realization of the deferred tax assets is dependent on the amount of our future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels which, due to the market crisis, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2009. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our estimated federal taxable ordinary income for 2007 and 2008 before deductions relating to the establishment of the deferred tax assets, excluding deferred tax assets arising from equity-based compensation, as well as the average of such amount needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008: Estimated	$47.9

2009 - 2015: Average Required	$55.4

2016 - 2021: Average Required	$79.1

As of December 31, 2008, based on the effects of the continuing credit crisis, particularly the fourth quarter declines in equity investment values, we revised our assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. We have established a full valuation allowance of $95.9 million for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. In addition, the establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset of $20.8 million. As a result, we recorded a $116.7 million total charge to tax expense in 2008, and recorded other income of $55.1 million arising from a reduction in the tax receivable agreement liability.

For further information on our effective tax rate, and the tax receivable agreement, see Note 6 to our financial statements in Part II, Item 8, “Financial Statements and Supplementary Data – Income Taxes and Tax Related Payments.”

Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, would cause us to incur a material increase in our tax liability. See “– Factors Affecting Our Business – Income Tax Expense.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data – Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

In June 2007, Emerging Issues Task Force (“EITF”) issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) was issued. EITF 06-11 specified that a realized tax benefit from dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity share units should be recognized as an increase to paid-in capital. EITF 06-11 applies to reporting periods beginning after December 15, 2007 and is applied prospectively. We adopted EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 had no effect on our financial condition, liquidity or results of operations.

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

In June 2008, FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued. FSP EITF 03-6-1 addressed whether instruments granted in share-based payment transactions were participating securities prior to vesting and, therefore, needed to be included in the earnings allocation in computing earnings per share under the two-class method. Prior to this FSP, practice varied with regard to the accounting for these instruments. As Fortress applied the methodology set forth in this FSP prior to its issuance, the adoption of FSP EITF 03-6-1 had no effect on our financial condition, liquidity or results of operations.

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

In November 2008, EITF No. 08-6 “Equity Method Investment Accounting Considerations” was issued. EITF No. 08-6 clarified the accounting for certain transactions and impairment considerations involving equity method investees. The adoption of EITF No. 08-6 had no effect on our financial condition, liquidity or results of operations.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and “— Critical Accounting Policies — Valuation of Investments.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2008, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2009	2010 and 2011	2012 and 2013	Thereafter
Operating lease obligations (1)	$105,481	$18,667	$33,229	$21,426	$32,159
Debt obligations payable (2)	777,731	42,702	251,752	483,277	—
Deferred incentive income (3)	130,264	—	—	41,042	89,222
Service contracts	36,774	12,036	9,852	6,070	8,816
Tax receivable agreement obligations (4)	338,649	33,008	35,718	31,826	238,097
Capital commitments to Fortress Funds (5)	140,937	140,937	—	—	—

Total	$1,529,836	$247,350	$330,551	$583,641	$368,294

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(2)	Includes interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its contractual due date. The future interest payments are calculated using effective rates as the reporting date, including both variable and fixed rates pursuant to the debt agreements. The obligations presented above are based on the debt obligations which existed as of December 31, 2008. These obligations were amended in March 2009. See “– Debt Obligations” above.
(3)	Incentive income received from private equity funds may be subject to contingent repayment or clawback upon termination of each fund, depending on the overall performance of each fund. The amounts presented herein represent the amount of clawback that would be due based on a liquidation of the fund at its net recorded asset value as of the reporting date, which we refer to as intrinsic clawback. The period of payment is based on the contractual maturities of the funds including all available extensions. Based on the accounting method we have adopted, which requires us to record incentive income revenue only when all related contingencies are resolved, the amounts accrued as a deferred incentive income liability on our balance sheet exceed the intrinsic clawback.
(4)	In February 2007, the corporate taxpayers (i.e., FIG Corp.) entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately 15 years.
(5)	These obligations represent commitments by us to provide capital funding to the Fortress Funds. These amounts are due on demand and are therefore presented in the less than one year category. However, the capital commitments are expected to be called substantially over the next three years.

The adoption of FIN 48 did not have a material impact on our financial condition, liquidity or results of operations and therefore did not cause us to incur any material contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds directly affect the value of our investments in the Fortress Funds and thereby our earnings from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of December 31, 2008:

Assets
Equity method investees	$774,382
Options in affiliates	39

$774,421

Liabilities
Debt obligations payable	$729,041

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2008, approximately 63% of our management fees earned were based on the NAV of the applicable funds.

•

For private equity funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

•	For Castles, management fees are not calculated based on NAV but instead a fee is charged based on the funds’ contributed capital.

•	For hedge funds, management fees are based on their NAV, which in turn is dependant on the estimated fair values of their investments.

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

•

Incentive income from our private equity funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds at December 31, 2008 would increase or decrease future incentive income by $19.2 million or ($10.1 million), respectively; however, this would have no effect on our current reported financial condition or results of operations. One fund’s incentive income is not subject to contingencies.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on December 31, 2008 would have resulted in a loss to investors for the quarter. In future quarters, this loss would create or cause the fund to fall below a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on December 31, 2008, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at December 31, 2008 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$5.2	$	N/A	(E)	$55.6	$5.2	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Hedge Funds
Liquid	15.2		—		2.8	15.2		—			2.5
Hybrid	10.3		—		17.6	10.3		—			8.8

Total	$30.7		$—		$76.0	$30.7		$—			$11.3

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(5.7)	$	N/A	(E)	$(55.6)	$(5.7)	$	N/A	(E) (F)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Hedge Funds
Liquid	(15.2)		—		(2.8)	(15.2)		—			(2.5)
Hybrid	(10.3)		—		(17.6)	(10.3)		—			(8.8)

Total	$(31.2)		$—		$(76.0)	$(31.2)		$—			$(11.3)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.
(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds, it assumes that the management fees reset as of the reporting date. Private equity fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of a private equity fund is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.8 billion of private equity portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.
(C)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries.
(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own, as of January 1, 2008 pursuant to the provisions of SFAS 159. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.1 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).
(E)	For GAAP Revenues, private equity fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund incentive income is based on realizations.
(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2008, we estimate that interest expense relating to variable rate debt obligations payable would increase $7.3 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investment in Eurocastle is directly exposed to foreign exchange risk. As of December 31, 2008 we had a $0.3 million investment in Eurocastle which is accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2008, we estimate the gains and losses for the year ended December 31, 2008 in relation to the value of the shares and options would increase or decrease by $0.03 million.

Item 8.	Financial Statements and Supplementary Data.

All supplemental schedules have been omitted because either the required information is included in our consolidated and combined financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, changes in members’ and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC and subsidiaries at December 31, 2008 and 2007, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, in 2008 the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 15, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fortress Investment Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC and subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, changes in members’ and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 15, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 15, 2009

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$263,337	$100,409
Due from affiliates	38,504	198,669
Investments
Equity method investees	774,382	1,091,918
Options in affiliates	39	16,001
Deferred tax asset	408,066	511,204
Other assets	93,407	71,580

	$1,577,735	$1,989,781

Liabilities and Shareholders’ Equity

Liabilities
Accrued compensation and benefits	$158,033	$269,324
Due to affiliates	346,265	455,734
Dividends payable	—	21,285
Deferred incentive income	163,635	173,561
Debt obligations payable	729,041	535,000
Other liabilities	26,741	36,729

	1,423,715	1,491,633

Commitments and Contingencies

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	71,462	308,023

Shareholders’ Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,609,525 and 94,597,646 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	596,803	384,700
Retained earnings (accumulated deficit)	(513,379)	(193,200)
Accumulated other comprehensive income (loss)	(866)	(1,375)

	82,558	190,125

	$1,577,735	$1,989,781

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Management fees from affiliates	$593,007	$414,166	$154,649
Incentive income from affiliates	56,588	442,892	185,364
Other revenues (affiliate portion disclosed in Note 7)	82,205	69,927	70,802
Interest and dividend income - investment company holdings
Interest income	—	243,713	843,589
Interest income from controlled affiliate investments	—	4,707	54,003
Dividend income	—	7,436	9,184
Dividend income from controlled affiliate investments	—	53,174	203,713

	731,800	1,236,015	1,521,304

Expenses
Interest expense
Investment company holdings	—	132,620	505,340
Other	40,140	34,313	54,026
Compensation and benefits	440,659	658,815	436,004
Principals agreement compensation	954,685	852,956	—
General, administrative and other	84,875	99,885	115,095
Depreciation and amortization	9,994	8,454	6,818

	1,530,353	1,787,043	1,117,283

Other Income (Loss)
Gains (losses) from investments
Investment company holdings
Net realized gains (losses)	—	86,264	(47,494)
Net realized gains (losses) from controlled affiliate investments	—	715,024	998,212
Net unrealized gains (losses)	—	(19,928)	86,404
Net unrealized gains (losses) from controlled affiliate investments	—	(1,428,837)	5,556,907
Other investments
Net realized gains (losses)	(1,770)	(2,037)	(13,608)
Net realized gains (losses) from affiliate investments	(689)	145,449	977
Net unrealized gains (losses)	—	1,316	4,044
Net unrealized gains (losses) from affiliate investments	(55,846)	(253,888)	182,228
Tax receivable agreement liability reduction	55,115	—	—
Earnings (losses) from equity method investees	(304,180)	(61,674)	5,039

	(307,370)	(818,311)	6,772,709

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(1,105,923)	(1,369,339)	7,176,730
Deferred incentive income	—	307,034	(1,066,137)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	898,798	996,870	(5,655,184)

Income (Loss) Before Income Taxes	(207,125)	(65,435)	455,409
Income tax benefit (expense)	(115,163)	5,632	(12,525)

Net Income (Loss)	$(322,288)	$(59,803)	$442,884

Dividends Declared Per Class A Share	$0.4500	$0.8424

		Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit		$0.36	$1.21

Weighted average number of Fortress Operating Group units outstanding		367,143,000	367,143,000

		Jan 17 through Dec 31
Earnings (Loss) Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(3.50)	$(2.14)

Net income (loss) per Class A share, diluted	$(3.50)	$(2.14)

Weighted average number of Class A shares outstanding, basic	94,934,487	92,214,827

Weighted average number of Class A shares outstanding, diluted	94,934,487	92,214,827

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ / Members’ Equity
Fortress Operating Group Members’ equity - December 31, 2005	—	—	$—	$—	$123,704	$(195)	$123,509
Capital distributions	—	—	—	—	(447,027)	—	(447,027)
Comprehensive income
Net income	—	—	—	—	442,884	—	442,884
Net unrealized (loss) on securities available for sale	—	—	—	—	—	(92)	(92)
Foreign currency translation	—	—	—	—	—	686	686
Net unrealized gain on derivatives designated as cash flow hedges	—	—	—	—	—	2	2
Comprehensive income from equity method investees	—	—	—	—	—	1,559	1,559

Total comprehensive income							445,039

Fortress Operating Group Members’ equity - December 31, 2006	—	—	—	—	119,561	1,960	121,521

Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000
Dilution impact of Nomura transaction	—	—	(909,813)	—	162,918	—	(746,895)
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	95,586	—	—	—	95,586
Director restricted share grant	97,296	—	124	—	—	—	124
Dividends declared subsequent to initial public offering	—	—	(75,444)	—	—	—	(75,444)
Capital increase related to equity-based compensation	—	—	229,086	—	—	—	229,086
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,386)	—	—	—	(2,386)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(193,200)	133,397	—	(59,803)
Foreign currency translation	—	—	—		—	2,044	2,044
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(8)	(8)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(12,352)	(12,352)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	—	6,981	6,981

Total comprehensive income (loss)							(63,138)

Shareholders’ equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$—	$(1,375)	$190,125

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Shareholders’ equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$(1,375)	$190,125
Director restricted share grant	11,879	—	279	—	—	279
Dividends declared	—	—	(42,572)	—	—	(42,572)
Capital increase related to equity-based compensation	—	—	256,458	—	—	256,458
Dividend and distribution equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,062)	—	—	(2,062)
Cumulative effect adjustment - adoption of SFAS 159 (Note 4)	—	—	—	2,109	1,212	3,321
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(322,288)	—	(322,288)
Foreign currency translation	—	—	—		(6,724)	(6,724)
Comprehensive income (loss) from equity method investees	—	—	—	—	(1,841)	(1,841)
Allocation to Principals’ and others’ interests in equity of consolidated subsidiaries	—	—	—	—	7,862	7,862

Total comprehensive income (loss)						(322,991)

Shareholders’ equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2007		2006
Cash Flows From Operating Activities
Net income (loss)	$(322,288)	$(59,803	) $	442,884
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,994	8,454		6,818
Other amortization and accretion	6,125	2,495		6,782
(Earnings) losses from equity method investees	304,180	61,674		(5,039)
Distributions of earnings from equity method investees	9,146	12,443		10,076
(Gains) losses from investments	58,305	756,637		(6,767,671)
Deferred incentive income	(36,003)	(359,269)		1,066,137
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(898,798)	(996,870)		5,655,184
Deferred tax (benefit) expense	101,339	(29,748)		389
Options received from affiliates	—	(2,006)		(31,588)
Assignments of options to employees	—	4,627		15,947
Tax receivable agreement liability reduction	(55,115)	—		—
Equity-based compensation	1,103,171	985,425		—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	—	(166,199)		(311,471)
Due from affiliates	101,308	56,376		(168,216)
Receivables from brokers and counterparties and other assets	(22,686)	(45,790)		(110,107)
Accrued compensation and benefits	(85,854)	178,074		181,812
Due to affiliates	5,822	(6,795)		(42,978)
Deferred incentive income	26,077	—		—
Due to brokers and counterparties and other liabilities	(9,640)	97,978		41,338
Investment company holdings
Purchases of investments	—	(5,105,865)		(14,779,729)
Proceeds from sale of investments	—	3,398,739		10,205,552

Net cash provided by (used in) operating activities	295,083	(1,209,423)		(4,583,880)

Cash Flows From Investing Activities
Purchase of other loan and security investments	—	(12,828)		(353,289)
Proceeds from sale of other loan and security investments	—	14,112		733,825
Purchase of interests in equity method investees	—	—		(1,732)
Contributions to equity method investees	(167,812)	(571,847)		—
Distributions of capital from equity method investees	213,436	136,280		—
Proceeds from sale of equity method investments	—	30,664		—
Cash received (paid) on settlement of derivatives	—	(4,632)		(1,882)
Purchase of fixed assets	(13,562)	(10,956)		(14,998)
Proceeds from disposal of fixed assets	53	2,587		—

Net cash provided by (used in) investing activities	32,115	(416,620)		361,924

continued on next page

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Financing Activities
Borrowings under debt obligations	554,041	2,159,070	5,862,011
Repayments of debt obligations	(360,000)	(2,061,525)	(4,817,151)
Payment of deferred financing costs	(8,694)	(7,087)	(27,875)
Issuance of Class A shares to Nomura	—	888,000	—
Issuance of Class A shares in initial public offering	—	729,435	—
Costs related to initial public offering	—	(76,766)	—
Dividends and dividend equivalents paid	(78,272)	(70,444)	—
Fortress Operating Group capital distributions to Principals	—	(219,112)	(447,027)
Purchase of Fortress Operating Group units from Principals	—	(888,000)	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	153	3,183,771	6,209,635
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(271,498)	(1,972,010)	(2,532,746)

Net cash provided by (used in) financing activities	(164,270)	1,665,332	4,246,847

Net Increase (Decrease) in Cash and Cash Equivalents	162,928	39,289	24,891
Cash and Cash Equivalents, Beginning of Period	100,409	61,120	36,229

Cash and Cash Equivalents, End of Period	$263,337	$100,409	$61,120

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million and $342.1 million in 2007 and 2006, respectively)	$33,909	$78,234	$175,945

Cash paid during the period for income taxes	$7,309	$46,800	$11,163

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$19,142	$66,712	$138,055

Investments of receivable amounts into Fortress Funds	$58,170	$150,210	$—

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$86,889	$—

Fortress Operating Group pre-IPO distributions of investments to Principals	$—	$196,764	$—

Fortress Operating Group pre-IPO distributions of investments to employees	$—	$23,338	$—

See Note 1 regarding the non-cash deconsolidation transaction in 2007.

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

a)	Primarily funds which make significant, control-oriented investments in debt and equity securities of public or privately held entities, as well as smaller families of funds investing in long dated, distressed and other asset classes; and

b)	Publicly traded alternative investment vehicles that Fortress refers to as the “Castles,” which are companies that invest primarily in real estate and real estate related debt investments.

2)	Hedge funds:

a)	Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and their related derivatives; and

b)	Hybrid hedge funds, which invest globally in diversified assets, opportunistic lending situations and securities throughout the capital structure, as well as investment funds managed by external managers.

3)	Principal investments in the above described funds.

2007 Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed on November 6, 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (collectively, the “Transactions”) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life. Fortress Operating Group is comprised of four limited partnerships (reorganized from eight), each with a unitized capital structure. As a result of the Transactions, the Registrant acquired control of Fortress Operating Group through two intermediate holding companies (FIG Corp. and FIG Asset Co. LLC).

In December 2006, the Principals (defined below) entered into a securities purchase agreement with Nomura Investment Managers U.S.A., Inc., or Nomura (whose ultimate parent is Nomura Holdings, Inc., a Japanese corporation). On January 17, 2007, the Registrant commenced its operations and Nomura completed the transaction (the “Nomura Transaction”) by purchasing 55,071,450 Class A shares of the Registrant for $888 million and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units, which then represented 15% of Fortress Operating Group’s economic interests, from the Principals for $888 million. The term “Fortress Operating Group unit” is used to represent one limited partnership interest in each limited partnership within Fortress Operating Group.

On February 8, 2007, the Registrant completed an initial public offering (“IPO”) of 39,428,900 of its Class A shares for net proceeds of approximately $652.7 million.

As the Registrant was a newly formed company, Fortress Operating Group is considered its predecessor for accounting purposes, and its combined financial statements have become the Registrant’s historical financial statements. Also, because the Principals controlled Fortress Operating Group before the Transactions and control the Registrant after the Transactions, the Transactions have been accounted for as a reorganization of entities under common control.

Accordingly, the Registrant has carried forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial statements into its consolidated financial statements. When the Registrant purchased Fortress Operating Group units, from the Principals and directly from the Fortress Operating Group partnerships, it recorded the proportion of Fortress Operating Group net assets acquired at their historical carrying value and proportionately reduced the Principals’ and others’ interests in equity of consolidated subsidiaries. The estimated fair value of such units exceeded their historical carrying value due to Fortress’s management contracts and related agreements which were internally generated and, therefore, ascribed no value in the consolidated and combined financial statements. The excess of the amounts paid for the purchase of the Fortress Operating Group units (based on estimated fair value) over the historical carrying value of the proportion of net assets acquired was charged to paid-in capital and is

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

identified in the statement of members’ and shareholders’ equity as dilution. The dilution impact of the Nomura Transaction exceeded the amount paid by Nomura because at the date of the Nomura Transaction the carrying value of the Fortress Operating Group liabilities exceeded the carrying value of its assets. The dilution impact of the initial public offering was less than the proceeds of the initial public offering because, after the Registrant invested the net proceeds of the offering into Fortress Operating Group, the carrying value of its assets exceeded the carrying value of its liabilities.

FIG Corp. is a corporation for tax purposes. As a result, the Registrant is subject to income taxes on that portion of its income which flows through FIG Corp. The acquisition of Fortress Operating Group units for amounts in excess of the historical carrying value of the proportion of net assets acquired, as described above, resulted in the tax basis of such assets being increased and therefore in the recording of a deferred tax asset related to the expected future tax deductions connected with such increase in tax basis. See Note 6.

Following the completion of the Transactions, substantially all of Fortress’s expenses (other than (i) income tax expenses of the Registrant, FIG Corp. and FIG Asset Co. LLC (Note 6), (ii) obligations incurred under the tax receivable agreement (Note 6), and (iii) payments on indebtedness incurred by the Registrant, FIG Corp. and FIG Asset Co. LLC), including substantially all expenses incurred by or attributable solely to the Registrant, such as expenses incurred in connection with the Transactions, are accounted for as expenses of Fortress Operating Group, which is consolidated by the Registrant.

Subsequent to the Transactions, the Principals own the majority of the economic interests in Fortress Operating Group through their ownership of Fortress Operating Group units and control Fortress through their ownership of an equivalent number of non-economic Class B shares of the Registrant. See Note 9. The Principals’ interests in the equity and income (loss) of Fortress Operating Group are recorded on the face of the consolidated and combined financial statements as further described in Note 7.

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

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income or equity. Since the deconsolidation did not occur until March 31, 2007, the statements of operations and the statements of cash flows for the years ended December 31, 2007 and 2006 are presented with these funds on a consolidated basis for the period prior to the deconsolidation. The unaudited pro forma effects of the deconsolidation on the 2007 financial statements are described in Note 13 in order to provide more comparable information to 2008.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation
Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income earned from Fortress Funds which are expected to be received in the short term.

Investments in Equity Method Investees	4	The carrying value of Fortress’s principal investments in the Fortress Funds.

Options in Affiliates	4	The fair value of common stock options received from the Castles.

Deferred Tax Asset	6	Relates to tax benefits expected to be realized in the future.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Income Statement

Management Fees from Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Incentive Income from Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Other Investments	N/A	Subsequent to the IPO, the result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles).

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation
Tax receivable agreement liability reduction	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of Fortress Funds resulting from its principal investments.

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	7	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group. This amount is recorded in order to provide a net income (loss) which relates only to Fortress’s Class A shareholders.

Income Tax Benefit (Expense)	6	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Earnings Per Share	9	GAAP earnings per share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

Other

Distributions	9	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	11	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting – The accompanying consolidated and combined financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, and (ii) for periods prior to the deconsolidation on March 31, 2007 (Note 1), the consolidated Fortress Funds, which are those entities in which it had a substantive, controlling general partner or managing member interest or in which it was the primary beneficiary of a variable interest entity (“VIE”) as described below. With respect to the consolidated Fortress Funds, Fortress generally had operational discretion and control, and the limited partners/members had no substantive rights to impact ongoing governance and operating activities. The combined entities were under the common ownership and control of the Principals. All significant intercompany transactions and balances have been eliminated.

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

Principals’ and others’ interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries, including the consolidated Fortress Funds for the applicable periods, held by entities or persons other than Fortress. This is currently primarily related to the Principals’ interests in Fortress Operating Group (Note 1). The non-Fortress interest holders in previously consolidated Fortress Funds (the “Investors”) owned a substantial portion (approximately 99% as of December 31, 2006) of Fortress’s combined net assets. Non-Fortress interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

All of the previously consolidated Fortress Funds are, for GAAP purposes, investment companies under the AICPA Audit and Accounting Guide – Investment Companies. Fortress has retained the specialized accounting of these funds pursuant to Emerging Issues Task Force (“EITF”) No. 85-12 “Retention of Specialized Accounting for Investments in Consolidation.” Accordingly, for the periods in which these funds were consolidated, the accompanying financial statements reflect different accounting policies for similar investments depending on whether or not they were held through an investment company subsidiary. The previously consolidated Fortress Funds that were investment companies record unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, these funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”), except to the extent that the Portfolio Companies act as operating subsidiaries by providing services to these funds. Four of the previously consolidated Fortress Funds (the “Feeder Funds”) invest primarily through unconsolidated subsidiaries (the “Master Funds”). Pursuant to their specialized accounting, which has been retained by Fortress, these previously consolidated Feeder Funds reflect their pro-rata share of the individual statement of operations line items of their related Master Funds similar to a proportionate consolidation.

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

Risks and Uncertainties – In the normal course of business, Fortress encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Fortress’s or the Fortress Funds’ investments in debt securities, loans, leases and derivatives that results from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make required or expected payments. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk is enhanced in situations where Fortress or a Fortress Fund is investing in distressed assets, as well as unsecured or subordinate loans or securities, which is a material part of its business. Management believes that the carrying values of its investments are reasonable taking into consideration these risks.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

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

Fair Values – The carrying amounts and estimated fair values of Fortress’s financial instruments as of December 31, 2008 and 2007 are described in Note 4 for investments and options and Note 5 for debt and derivatives.

Use of Estimates – The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

Management Fees – Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Incentive Income – Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum return. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. “clawed back”) to that fund. Fortress has elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of EITF Topic D-96 “Accounting for Management Fees Based on a Formula.” Under Method 1, Fortress does not recognize incentive income subject to contingent repayment until the termination of the related fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur due to the related contingencies being resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

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

Stock Options Received – Fully vested stock options are issued to Fortress by certain of the Castles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using a lattice-based option valuation model. Since the Castles’ option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate.

After receipt, stock options that met the characteristics of derivatives were measured at fair value with changes in fair value recognized in current income as unrealized gains or losses. Stock options that did not meet the characteristics of derivatives because, among other things, they could not be effectively settled for cash were held at cost (which is equal to the initial estimated value), subject to impairment review. As of January 1, 2008, Fortress elected to account for all of these options at fair value with changes in fair value recognized in current income as unrealized gains or losses from affiliate investments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(dollars in tables in thousands, except share data)

Security Transactions, Interest and Dividend Income and Other Income – Fortress recognizes security transactions on the trade date. Discounts and premiums on loans and securities purchased, as well as origination fees received, are amortized over the life of the respective securities using the effective interest method. Realized gains and losses are recorded based on the specific identification method. Dividend income is recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis. Fixed rate preferred dividends are recognized as earned. Fortress does not accrue interest on loans that are past due more than 90 days, or less when the probability of collection of interest is deemed insufficient to warrant further accrual. Upon such a determination, those loans are considered to be nonperforming.

Balance Sheet Measurement

Cash and Cash Equivalents – Fortress considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Due from/to Affiliates – For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. Amounts due from and due to affiliates are recorded at their current settlement amount.

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following:

	Other Assets			Other Liabilities
	December 31,			December 31,
	2008	2007		2008	2007
Fixed assets	$70,961	$58,075	Current taxes payable	$3,977	$3,390
Accumulated depreciation	(27,307)	(18,519)	Deferred taxes payable	592	891
Deferred charges	22,122	13,428	Note payable	1,719	1,719
Accumulated amortization	(10,891)	(4,766)	Interest payable	121	2,167
Interest and other receivables	11,390	15,536	Accounts payable	3,688	1,285
Prepaid compensation	19,526	—	Accrued expenses	8,032	17,376
Other assets	7,606	7,826	Deferred rent	7,647	8,644

	$93,407	$71,580	Other liabilities	965	1,257

				$26,741	$36,729

Fixed Assets, Depreciation and Amortization – Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, and fractional shares in corporate aircraft, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, and three to seven years for other fixed assets.

Deferred Charges – Deferred charges consist of costs incurred in obtaining financing, generally which are amortized over the term of the financing generally using the effective interest method.

Prepaid Compensation – Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and would become receivable back from employees at the termination of the related funds. See Note 8.

Taxes Payable – See Note 6.

Debt Obligations and related Interest Expense – Debt is presented net of any unamortized discounts or gross of any unamortized premiums. Discounts and premiums are amortized into interest expense on the effective interest (or level yield) method through the expected maturity date of the related financing.

Derivatives and Hedging Activities – All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Fortress did not own any derivatives as of December 31, 2008.

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in income, either in Investment Company Holdings – Net Unrealized Gains from Non-affiliate Investments, or in Other Investments – Net Unrealized Gains from Non-affiliate Investments, as applicable. Net payments under these derivatives are similarly recorded, but as realized.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

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

In order to reduce foreign currency exchange rates risk, Fortress has and may enter into foreign currency related derivatives. To qualify for hedge accounting with respect to a net investment in a foreign operation, the hedging instrument must be highly effective in reducing Fortress’s exposure to the risk of changes in foreign currency exchange rates with respect to the investment. In addition, the hedging relationship must be properly documented. Effectiveness is periodically assessed based upon a comparison of the relative changes in the fair values of the hedge and the item being hedged (with respect to changes in foreign currency exchange rates).

The effective portion of any gain or loss, and of net payments received or made, is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction effects earnings. The ineffective portion of any gain or loss, and of net payments received or made, is recognized in current earnings. No ineffectiveness was recorded during any period presented.

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying statements of operations, adjusted for unrealized gains or losses on securities available for sale and on derivatives designated as cash flow hedges, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2008	2007
Direct
Net foreign currency translation adjustments	$(601)	$622
Through equity method investees
Net unrealized gains (losses) on securities available for sale	1,107	(306)
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(1,117)	(1,741)
Net foreign currency translation adjustments	(255)	50

Accumulated other comprehensive income (loss)	$(866)	$(1,375)

Foreign Currency – Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2008, 2007 and 2006.

Profit Sharing Arrangements – Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

For profit sharing plans related to hedge funds, where incentive income is received on a quarterly or annual basis, the related compensation expense is accrued during the period for which the related payment is made.

For profit sharing plans related to private equity funds, where incentive income is received as investments are realized but is subject to clawback (see “Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue.

Fortress’s determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, the most significant of which is the level of realized gains generated by the underlying funds which may ultimately give rise to incentive income payments. Accordingly, profit sharing expense is generally recorded upon realization events within the underlying funds. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. In some cases, this accrual is subject to reversal based on a determination that the expense is no longer probable of being incurred (in other words, that a clawback is probable).

Fortress may withhold a portion of the profit sharing payments relating to private equity fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

Guarantee – As described in Note 3, Fortress has, in effect, guaranteed a portion of the returns on one of its private equity funds. Fortress recorded this guarantee liability at its fair value at inception. Fortress will monitor this liability pursuant to the guidance regarding both guarantees and contingent liabilities and will adjust it in the future as necessary.

Equity-Based Compensation – Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees, primarily to employees of certain Fortress Funds, is expensed ratably over the required service period based on its fair value at each reporting date. Equity-based compensation also includes compensation recorded in connection with the Principals Agreement as described in Note 8. Fortress is not a party to the Principals Agreement and this agreement has no direct economic impact on Fortress.

Income Taxes – Prior to January 17, 2007, Fortress, as a partnership, generally had not been subject to U.S. federal income tax but certain of its subsidiaries had been subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. One subsidiary of Fortress was subject to U.S. federal corporate income taxes. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. In connection with the Nomura transaction and the initial public offering (Note 1), Fortress was reorganized. Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, subsequent to January 16, 2007, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

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

Recent Accounting Pronouncements – In June 2007, Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) was issued. SOP 07-1 addresses whether the accounting principles of the Audit and Accounting Guide for Investment Companies may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

parent company in consolidation or by an investor in the application of the equity method of accounting. Fortress is currently evaluating the potential effect on its financial condition, liquidity and results of operations upon adoption of SOP 07-1. If the status of any of our investees as investment companies (or not) were to change as a result of the adoption SOP 07-1, this could have a material impact on our financial statements and our ability to report the activities of such investee(s) on a timely basis. In February 2008, the FASB indefinitely postponed the adoption of SOP 07-1.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 157 on January 1, 2008. To the extent they are measured at fair value, SFAS 157 did not materially change Fortress’s fair value measurements for any of its existing financial statement elements. As a result, the adoption of SFAS 157 did not have a material impact on Fortress’s financial condition, liquidity or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. Fortress adopted SFAS 159 on January 1, 2008. Fortress elected to measure its equity investments in Newcastle and Eurocastle, as well as its options in Newcastle (Note 4), at fair value pursuant to the provisions of SFAS 159 upon adoption. As a result, Fortress recorded an aggregate increase to the carrying amounts of these assets as of January 1, 2008 of $22.9 million, which was recorded as a cumulative effect adjustment to retained earnings ($2.1 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), the deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.2 million). Fortress made this election to simplify its accounting for these publicly traded equity securities, which were previously on the equity method of accounting. The adoption of SFAS 159 did not have any other material impact on Fortress’s financial condition, liquidity or results of operations.

In June 2007, Emerging Issues Task Force (“EITF”) issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) was issued. EITF 06-11 specified that a realized tax benefit from dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity share units should be recognized as an increase to paid-in capital. EITF 06-11 applies to reporting periods beginning after December 15, 2007 and is applied prospectively. Fortress adopted EITF 06-11 on January 1, 2008. The adoption of EITF 06-11 had no effect on Fortress’s financial condition, liquidity or results of operations.

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

In June 2008, FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” was issued. FSP EITF 03-6-1 addressed whether instruments granted in share-based payment transactions were participating securities prior to vesting and, therefore, needed to be included in the earnings allocation in computing earnings per share under the two-class method. Prior to this FSP, practice varied with regard to the accounting for these instruments. As Fortress applied the methodology set forth in this FSP prior to its issuance, the adoption of FSP EITF 03-6-1 had no effect on its financial condition, liquidity or results of operations.

In September 2008, the FASB issued exposure drafts of two proposed standards, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and “Amendments to FASB Interpretation No. 46(R).” These proposed standards would fundamentally change the requirements to consolidate (or deconsolidate) special

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

purpose and variable interest entities and would be effective for us in 2010. Fortress is currently evaluating the potential impact of these proposed standards. To the extent they result in changes to the entities included in Fortress’s consolidated financial statements, the impact could be material to Fortress’s gross assets, liabilities, revenues and expenses, but would not be material to its net income or equity.

In November 2008, EITF No. 08-6 “Equity Method Investment Accounting Considerations” was issued. EITF No. 08-6 clarified the accounting for certain transactions and impairment considerations involving equity method investees. The adoption of EITF No. 08-6 had no effect on Fortress’s financial condition, liquidity or results of operations.

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2008	2007 (A)
Private Equity
Funds
Management fees - affil.	$178,341	$131,492
Incentive income - affil.	39,096	321,462
Castles
Management fees - affil.	50,576	47,909
Management fees, options - affil.	—	2,006
Incentive income - affil.	12	37,574
Hedge Funds
Liquid Hedge Funds
Management fees - affil.	217,231	157,510
Incentive income - affil.	17,418	198,264
Management fees - non-affil. (B)	343	372
Incentive income - non-affil. (B)	240	1,019
Hybrid Hedge Funds
Management fees - affil.	146,859	128,321
Incentive income - affil.	62	97,274
Management fees - non-affil. (B)	964	214
Incentive income - non-affil. (B)	13,094	191
Total
Management fees - affil.	$593,007	$467,238
Incentive income - affil. (C)	$56,588	$654,574
Management fees - non-affil. (B)	$1,307	$586
Incentive income - non-affil. (B)	$13,334	$1,210

(A)	Presented on a pro forma basis (Note 13), as adjusted for the deconsolidation of the Fortress Funds as if it had occurred on January 1, 2007.
(B)	Included in Other Revenues on the statement of operations.
(C)	See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily private equity funds, is received when such funds realize profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds, primarily hybrid hedge funds, is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $0.0 million, $95.4 million and $16.1 million during the years ended December 31, 2008, 2007 and 2006, respectively; amounts for 2006 are not reflective of incentive income earned from consolidated Fortress Funds.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2006	$252,774	$(9,473)	$243,301	$1,405,481

Share of income (loss) of Fortress Funds	191,947	—	191,947	(1,020,961)

Recognition of previously deferred incentive income	—	(261,687)	(261,687)	—

Deferred incentive income as of December 31, 2007	$444,721	$(271,160)	$173,561	$384,520

Share of income (loss) of Fortress Funds	26,077	—	26,077	(473,605)

Recognition of previously deferred incentive income	—	(36,003)	(36,003)	—

Deferred incentive income as of December 31, 2008	$470,798	$(307,163)	$163,635	$(89,085)

(A)	All related contingencies have been resolved.
(B)	Reflected on the balance sheet.
(C)	On a deconsolidated basis, subsequent to March 31, 2007, undistributed incentive income is no longer recorded and is not reflected on the balance sheet. At December 31, 2008, the undistributed incentive income is comprised of $34.7 million of gross undistributed incentive income, net of $123.8 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on December 31, 2008 at their net asset values.
(D)	From inception to December 31, 2008, Fortress has paid $137.7 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $19.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $34.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $14.5 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2008, 2007 and 2006, management fees of $9.6 million, $12.8 million and $4.6 million, respectively, and incentive income of $0.4 million, $11.2 million and $5.1 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2008.

Total Capital Commitments (A)	Fortress and Affiliates Capital Commitments (B)	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
$25,794,969	$2,709,928	85.0%	Nov-2027	Feb-2032	1.0% - 1.5%	20% - 25%	0% - 10%

(A)	Represents the total amount of capital committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of:

Employees and Former Employees	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$208,933	$735,822	$798,505	$1,743,260	$966,668	$2,709,928

(C)	Subsequent to the end of the capital commitment periods, the respective capital commitments may not be drawn to fund new investments, but are available to maintain ongoing business of the funds. Only $0.6 billion of the total capital commitments extend beyond July 2011. NIH (one of Fortress’s equity method investees which was never consolidated) does not have capital commitments. It is a privately held company owned through membership interests. It has an indefinite life.
(D)	Including all available extensions. Only $0.9 billion of the total commitments extend beyond December 2020.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. Funds representing approximately $0.8 billion and $3.9 billion of total commitments have a 0% or 6% threshold, respectively, the rest have thresholds of either 8% or 10%. Some of the private equity funds do not have an incentive income provision; the capital commitments of such funds aggregate less than $0.9 billion. There is no clawback provision with respect to NIH. Unrealized losses in a significant portion of Fortress’s private equity finds have resulted in higher future returns being required before Fortress earns incentive income from such funds.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 39% as of December 31, 2008 based on a weighted average by total capital commitments, of the incentive income received from the private equity funds.

Fortress manages one of the private equity funds with approximately $0.9 billion of capital commitments (“Fund I”) pursuant to certain agreements which provide that Fortress is entitled to 50% of the Fund I incentive income and NIH, a Fortress Fund which is a private equity fund and an equity method investee of Fortress, is entitled to the other 50%.

In November 2008, one of Fortress’s private equity Fortress Funds reorganized and raised $142 million, primarily in connection with supporting one of its publicly traded investments. A portion of the investors (equivalent to $35.1 million of the $142 million) chose to sell their portion of the investment to the Principals rather than fund an additional amount. A portion of the investors chose to fund $89.4 million of preferred equity in the fund. A portion of the investors (equivalent to $17.5 million of the $142 million) chose not to sell or fund, but rather to allow a third party investor ($3.6 million) and the Principals ($13.9 million) to fund on their behalf. The new preferred equity is essentially treated the same as additional capital in the fund, except that it does not pay management fees and there cannot be a clawback associated with the portion funded on behalf of non-selling, non-funding investors. The $89.4 million of additional capital increased the maximum amount of promote that the fund would be able to claw back from Fortress by $64.4 million (gross, before the employee portion and any adjustment for taxes). This increase in the amount of maximum potential clawback is accounted for as a guarantee which was recorded at its fair value of $3.2 million. At this time, Fortress does not anticipate making any payments related to this increase in maximum potential clawback.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Castles

The following table presents certain information with respect to the Castles as of December 31, 2008.

Annual Management Fee (A)	Incentive Income (B)	Incentive Income Threshold Return (B)
1.5%	25%	8% - 10%

(A)	Expressed as a percent of gross equity, as defined.
(B)	The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company’s gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from the Castles has been discontinued for an indeterminate period of time.

The management agreements between Fortress and the Castles provide for initial terms of one to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds as of December 31, 2008.

Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)	Incentive Income (D)
$7,279,655	$28,287	2.0% - 3.0%	20% - 25%

(A)	Excludes $14.3 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.
(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar quarter (quarterly) basis. As a result of not meeting the incentive income thresholds with respect to current investors, the incentive income from a significant portion of the capital invested in Fortress’s hedge funds has been discontinued for an indeterminate amount of time. Returns earned on capital from new investors continue to be incentive income eligible.

Fortress’s liquid hedge funds received a total of $1.0 billion in redemption requests, including affiliates, for the notification period ended September 30, 2008 which were paid in October 2008, and in addition received 2008 redemption requests, including affiliates, for notification periods subsequent to September 30, 2008 for an additional $3.8 billion. The flagship liquid hedge fund temporarily suspended redemptions to ensure an equitable division of both liquid and illiquid investments between redeemers and non-redeemers. Shares representing the fund’s interests in illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers (55%) and non-redeemers (45%). Investments held in these entities are subject to management fees of 1.5%. In February 2009, the redeemers’ portion, including affiliates, of the liquid investments was $2.4 billion, of which $2.1 billion was paid, with the balance to be paid within the first two quarters of 2009, subject to certain fees and holdbacks.

Historical redemptions, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid
2008(A)	$5,403,926	$1,835,803
2007	$331,722	$289,096
2006	$1,049,127	$395,353

(A)	The dollar value of fourth quarter 2008 redemptions from the flagship liquid hedge fund is based on such fund’s estimated January 31, 2009 net asset value; this is the redemption date for the fourth quarter redemption notification period due to the suspension.

The differences between notices received and redemptions paid are a result of timing (notices received prior to year end, paid in January) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Hybrid Hedge Funds

The following table presents certain information with respect to the hybrid hedge funds as of December 31, 2008.

Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)	Incentive Income (D)
$6,816,377	$158,570	1.0% - 2.0%	20%

(A)	Excludes $111.2 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.
(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar year (annual) basis. As a result of not meeting the incentive income thresholds with respect to current investors, the incentive income from a significant portion of the capital invested in Fortress’s hedge funds has been discontinued for an indeterminate amount of time. Returns earned on capital from new investors continue to be incentive income eligible.

Investors in Fortress’s hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income.

Historical redemptions, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid
2008	$1,504,733	$571,375
2007	$581,140	$201,721
2006	$176,842	$207,895

The differences between notices received and redemptions paid are a result of timing (notices received prior to year end, paid in January) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.

4.	INVESTMENTS IN EQUITY METHOD INVESTEES AND OTHER EQUITY INVESTMENTS

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with significant investments also in Western Europe. There are some concentrations in the financial, transportation and real estate related sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and repurchase agreements.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2008, which comprised approximately 31.8% of its equity method investments, is in a fund which focuses on the U.S. rail transportation and real estate sectors.

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

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Investments in Equity Method Investees

Fortress holds investments in certain unconsolidated Fortress Funds which are recorded based on the equity method of accounting. Upon the deconsolidation of the previously consolidated Fortress Funds on March 31, 2007 (Note 1), these funds also became equity method investees. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities as described below, plus any receivables from such entities as described in Note 7. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Equity Held by Fortress		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2008	2007	2008	2007	2006
Private equity funds, excluding NIH (A)	$552,301	$623,830	$(214,666)	$(83,865)	$	(A)
NIH	3,666	5,770	22	2,411		2,220
Newcastle (B)	862	3,184	N/A	(1,016)		2,746
Eurocastle (B)	309	11,799	N/A	1,925		(160)

Total private equity	557,138	644,583	(214,644)	(80,545)		4,806
Liquid hedge funds (A)	29,338	73,748	(6,350)	3,483		(A)
Hybrid hedge funds (A)	185,676	371,310	(83,205)	15,341		(A)
Other	2,230	2,277	19	47		233

	$774,382	$1,091,918	$(304,180)	$(61,674)		$5,039

(A)	These entities were consolidated prior to March 31, 2007.
(B)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2008
	Private Equity Funds		Castles (A)		Liquid Hedge Funds	Hybrid Hedge Funds	Other	Total
	NIH	Other	Newcastle	Eurocastle
Investment, beginning	$5,770	$623,830	$3,184	$11,799	$73,748	$371,310	$2,277	$1,091,918
Earnings from equity method investees	22	(214,666)	N/A	N/A	(6,350)	(83,205)	19	(304,180)
Other comprehensive income from equity method investees	(24)	(2,372)	N/A	N/A	—	—	—	(2,396)
Contributions to equity method investees	—	170,621	N/A	N/A	59,210	262	383	230,476
Distributions of earnings from equity method investees	(2,102)	(7,021)	N/A	N/A	(6)	—	(17)	(9,146)
Distributions of capital from equity method investees	—	(18,091)	N/A	N/A	(97,264)	(102,691)	—	(218,046)

Total distributions from equity method investees	(2,102)	(25,112)	N/A	N/A	(97,270)	(102,691)	(17)	(227,192)

Impairment	—	—	N/A	N/A	—	—	(432)	(432)
Mark to fair value - January 1, 2008 (B)	N/A	N/A	10,110	12,762	N/A	N/A	N/A	22,872
Mark to fair value - during period (C)	N/A	N/A	(12,432)	(25,008)	N/A	N/A	N/A	(37,440)
Translation adjustment	—	—	—	756	—	—	—	756

Investment, ending	$3,666	$552,301	$862	$309	$29,338	$185,676	$2,230	$774,382

Ending balance of undistributed earnings	$—	$7,328	$—	$—	$75	$33	$3	$7,439

(A)	Fortress elected to record these investments at fair value pursuant to SFAS 159 beginning on January 1, 2008.
(B)	Recorded as a cumulative effect adjustment as described above.
(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH (C)		Newcastle Investment Holdings LLC (“NIH”)
	December 31, (or Year then Ended)
	2008	2007	2008	2007	2006
Assets	$13,466,045	$16,982,495	$278,161	$336,176
Liabilities	(2,575,999)	(3,445,658)	(215,416)	(230,457)

Equity	$10,890,046	$13,536,837	$62,745	$105,719

Fortress’s Investment	$552,301	$623,830	$3,666	$5,770

Ownership (A)	5.1%	4.6%	4.8%	4.8%

Revenues and gains (losses) on investments	$(8,428,950)	$(5,266,978)	$22,545	$85,665	$79,685
Expenses	(461,124)	(367,909)	(21,299)	(27,690)	(33,464)

Net Income (Loss)	$(8,890,074)	$(5,634,887)	$1,246	$57,975	$46,221

Fortress’s equity in net income (loss)	$(214,666)	$(83,865)	$22	$2,411	$2,220

		(B)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.
(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for September 30, 2008 and 2007, respectively, and the twelve months then ended). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

	Liquid Hedge Funds		Hybrid Hedge Funds
	December 31, (or Year then Ended)
	2008	2007	2008	2007
Assets	$7,819,859	$8,358,378	$10,803,738	$12,098,175
Liabilities	(540,204)	(67,483)	(4,407,170)	(4,493,901)
Minority interest	—	—	(29,922)	(26,834)

Equity	$7,279,655	$8,290,895	$6,366,646	$7,577,440

Fortress’s Investment	$29,338	$73,748	$185,676	$371,310

Ownership (A)	0.4%	0.9%	2.9%	4.9%

Revenues and gains (losses) on investments	$(1,389,816)	$1,587,418	$(2,089,700)	$904,741
Expenses	(590,162)	(880,868)	(388,651)	(427,816)

Net Income	$(1,979,978)	$706,550	$(2,478,351)	$476,925

Fortress’s equity in net income (loss)	$(6,350)	$3,483	$(83,205)	$15,341

		(B)		(B)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees, recorded at fair value, with carrying values as follows:

	December 31,
	2008	2007
Newcastle options	$35	$5
Eurocastle options	4	15,996

	$39	$16,001

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Currently, all of the options are out of the money (that is, their strike price is above the current market price per share).

Investments in Variable Interest Entities

Fortress consolidated certain VIEs (defined in Note 2), when it was determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. Substantially all of these funds would also have been consolidated by Fortress under a voting control model. As part of the deconsolidation of the consolidated Fortress Funds (Note 1), Fortress caused reconsideration events to occur in each of the variable interest entities in which it was deemed to be the primary beneficiary. As a result of these reconsideration events, Fortress is no longer considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No other reconsideration events occurred during the year ended December 31, 2008 which caused a change in Fortress’s accounting.

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

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2008. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$482,094	$218	$4,318	(C) (D)
Castles	12,188,600	13,267,682	8,039	(C) (D)
Liquid Hedge Funds	5,581,723	—	3,571	(E)
Hybrid Hedge Funds	1,348,006	197,821	765	(D) (E)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress’s general credit. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein, $0.2 million, $12,520.3 million and $165.2 million represent financial borrowings which have weighted average maturities of 0.6, 5.0 and 9.2 years for private equity funds, Castles and hybrid hedge funds, respectively.
(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and incentive income Fortress earns from those entities.
(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing partnerships and a master fund, Fortress is not the primary beneficiary because the related intermediate entities and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing partnerships and master fund were formed for the sole purpose of acting as investment vehicles for the related feeder funds.
(D)	Fortress’s investment includes $0.4 million, $4.1 million and $0.3 million of management fees receivable from the private equity funds, Castles and hybrid hedge funds, respectively. Fortress’s investment also includes $2.8 million of expense reimbursements receivable from the Castles. In addition, Fortress has remaining capital commitments to certain private equity fund VIEs which aggregated $0.1 million at December 31, 2008.
(E)	Fortress is not the primary beneficiary of these entities, which represent intermediate and master funds, because the related feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. These funds were formed for the sole purpose of acting as investment vehicles for the related feeder funds.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	Fair Value
	December 31,
	2008	2007	Valuation Method
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$1,171	$37,854	Level 1 - Quoted prices in active markets for identical assets
Newcastle and Eurocastle options	$39	$16,001	Level 2 - Lattice-based option valuation models using observable inputs

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

5.	DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					December 31, 2008
	Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
	December 31,
Debt Obligation	2008	2007
Credit agreement (B)
Revolving debt (C)	$104,041	$185,000	LIBOR + 2.00% (D)	May 2012	4.65%	3.36
Term loan	350,000	350,000	LIBOR + 2.00%	May 2012	3.17%	3.36
Delayed term loan (C)	275,000	—	LIBOR + 2.00%	May 2012	2.99%	1.18

Total	$729,041	$535,000			3.31%	2.54

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. Fortress paid $3.7 million of deferred financing costs in connection with the latest amendment to the credit agreement in November 2008. The most recently reset LIBOR rate was 0.47%.
(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(C)	Approximately $21 million was undrawn on the revolving debt facility as of December 31, 2008. The revolving debt facility included a $25 million letter of credit subfacility of which $9.8 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $11.9 million (including $1.0 million of the outstanding letters of credit) of the $125 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, none of the undrawn amount was available.
(D)	Subject to unused commitment fees of 0.25% per annum.

On March 13, 2009, Fortress amended the terms of its credit agreement. In connection with the amendment, Fortress repaid (i) $50 million of outstanding revolving debt and (ii) $75 million of outstanding term loans. In addition, Fortress reduced the revolving credit facility to $75 million. As of March 13, 2009, Fortress had $54 million of revolving debt and $550 million of term loans outstanding.

Rates on previously existing credit agreements were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees Paid
Jan 2006-Feb 2007	LIBOR+2.00%	0.375%	$7.0 million
Feb 2007-May 2007	LIBOR+1.50%	0.250%	None
May 2007-Feb 2008	LIBOR+1.20%	0.375%	$6.4 million
Feb 2008-Apr 2008	LIBOR+0.65%	0.200%	None
Apr 2008-Nov 2008	LIBOR+0.85%	0.250%	$4.9 million

In connection with the repayments of prior credit facilities, deferred loan costs of $3.1 million, $2.0 million, $0.3 million and $0.6 million were written off to interest expense in June 2006, February 2007, September 2008 and November 2008, respectively. In November 2008, the credit facility was amended to include a reduction of the revolving debt facility by $75 million and, in connection with the reduction, an additional $0.5 million of deferred loan costs were written off to interest expense.

Pursuant to the terms of the credit agreement, outstanding term loans must be prepaid with 25% of the amount by which EBITDA, as defined in the credit agreement, for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million).

Assuming no EBITDA-based required prepayments, Fortress’s outstanding debt matured as follows, based on terms in effect at December 31, 2008 (in thousands). See below for a discussion of the amendment which occurred in March 2009 which changed the payment terms.

2009	$25,000
2010	125,000
2011	100,000
2012	479,041

Total	$729,041

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 55% and 60% of face value at December 31, 2008 and between 95% and 99% of face value at December 31, 2007.

Covenants

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

The credit agreement includes customary covenants. Fortress was in compliance with all of these covenants as of December 31, 2008. Among other things, Fortress is prohibited from incurring additional unsubordinated indebtedness or further encumbering its assets, subject to certain exceptions. In addition, based on terms in effect as of December 31, 2008, which were amended in March 2009 as described below, Fortress Operating Group must not:

•	Permit AUM to be less than $21.5 billion as of December 31, 2007, plus an additional $500 million at the end of each subsequent fiscal year;

•

Permit the Consolidated Leverage Ratio, as defined in the credit agreement and measured on a rolling four-quarter basis, to be greater than (i) for the fiscal quarters ending March 31, 2008 through September 30, 2009, 2.75 to 1.0, (ii) for the fiscal quarters ending December 31, 2009 and March 31, 2010, 2.50 to 1.0 and (iii) for each fiscal quarter thereafter, 2.25 to 1.0;

•

Permit the aggregate value of investments held, including certain cash, to be less than $975 million (less the amount of any term loans repaid after November 12, 2008) (the “Required Investment Assets”);

•

Permit the aggregate value of Fortress Fund Investments (generally defined in the credit agreement as cash, the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interests in the Fortress private equity funds and hedge funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•

Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds (in the aggregate, “Total Investments”) to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

•	Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 11 for a further analysis.

The following table sets forth the financial covenant requirements as of December 31, 2008.

	December 31, 2008
	(dollars in millions)
	Requirement (D)		Actual	Notes
AUM	≥$	22,000	$29,454	(A)
Consolidated Leverage Ratio	≤	2.75	2.18	(B)
Required Investment Assets	≥$	925	$1,002	(C)
Fortress Fund Investments	≥$	370	$604	(C)
Total Investments	≥$	555	$762	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by clawback reserves or the impairment of investments.
(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	These requirements were amended as of March 13, 2009 (see below).

Furthermore, under the terms of the credit agreement, Fortress must provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, Fortress has not yet received the audit opinions for its material funds for

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

the fiscal year ended December 31, 2008. However, Fortress anticipates, based on discussions with its auditors, that it may receive a going concern opinion for one of its material funds. On March 12, 2009, Fortress’s lenders agreed to waive the application of this covenant with respect to the affected fund’s annual audited financial statements. As a result, the receipt by such fund of a going concern opinion in its audited financial statements would not result in a default under the credit agreement.

On March 12 and March 13, 2009, Fortress entered into additional amendments to the 2007 Credit Agreement. The amendments, among other things: (i) modified the financial covenants by (a) amending the amount of required management fee earning assets to $22 billion as of the end of each fiscal quarter through December 31, 2009 and $20 billion as of the end of each fiscal quarter thereafter; (b) reducing the amount of investment assets required as of any point in time to an amount equal to the term loans and revolving loans (including outstanding letters of credit) then outstanding; (c) changing the required Consolidated Leverage Ratio to 3.5 to 1.0 for the remainder of the term of the credit agreement; (ii) increased the rate on LIBOR loans to LIBOR + 2.50 (and Base Rate loans to the prime rate plus 1.50%); (iii) reduced the revolving credit facility commitments to $75 million; (iv) established an annual requirement, beginning in 2010, that outstanding loans be prepaid in an amount equal to 75% of Free Cash Flow (as defined in the agreement) generated during the previous year; (v) increased the amount of Fortress’s scheduled amortization payments (the amortization schedule now requires the following payments: $50 million in July 2009, $25 million in each of October 2009 and January, April, July and October 2010, and $75 million in January 2011); (vi) established a requirement that 50% of the net proceeds from any equity issuance by the Fortress Operating Group be applied to prepay outstanding term loans; (vii) reduced the amount of certain types of distributions Fortress can make to equity holders of the Fortress Operating Group and, in turn, Fortress’s Class A shareholders, and (viii) provided that the dissolution or termination of specified material funds would not constitute an event of default. In connection with the amendment, Fortress prepaid $75 million of outstanding term loans and $50 million of outstanding revolving facility loans.

In addition, the amendments provide that, with respect to a specified fund, it would not be a default under the credit agreement if the fund’s 2008 audited financials contain language noting substantial doubt as to the fund’s status as a “going concern.” If, by April 15, 2009, (a) the fund has not delivered audited financials without a “going concern” statement and (b) the fund has not extended the maturity of certain debt until the end of 2009, then Fortress will be required to prepay $25 million of outstanding term loans. If Fortress is required to make this prepayment, the required amortization payment due in July 2009 would be reduced from $50 million to $25 million.

In addition, under the credit agreement, Fortress Operating Group is permitted to make (i) cash distributions in order for Fortress’s shareholders to pay their taxes, and (ii) loans to its intermediate holding companies and cash distributions subject to the following restrictions: (a) no event of default exists immediately prior to, or subsequent to, the loan or distribution, as the case may be, and (b) the loan or distribution would not exceed cumulative free cash flow. Free cash flow, as defined in the credit agreement, is calculated on a cumulative basis as $163 million plus EBITDA (as defined in the credit agreement) earned since March 31, 2007, minus interest paid, capital expenditures made, loans made (net of any repayments) and distributions made since March 31, 2007.

Intercompany Debt

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of December 31, 2008, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

6.	INCOME TAXES AND TAX RELATED PAYMENTS

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

The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current
Federal income tax	$1,594	$9,067	$236
Foreign income tax	3,378	2,682	1,453
State and local income tax	8,852	12,367	10,447

	13,824	24,116	12,136

Deferred
Federal income tax expense (benefit)	96,150	(14,550)	—
Foreign income tax expense (benefit)	(293)	350	(725)
State and local income tax expense (benefit)	5,482	(15,548)	1,114

	101,339	(29,748)	389

Total expense (benefit)	$115,163	$(5,632)	$12,525

For the years ending December 31, 2008 and 2007, deferred income tax benefits of $0.5 million and $0.7 million were credited to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $1.7 million and $1.7 million were credited to additional paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences will result in taxable or deductible amounts in future years and the deferred tax effects are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Fortress established a deferred tax asset of $463.4 million in connection with the Nomura Transaction. That transaction, which involved Fortress’s purchase of Fortress Operating Group units from the Principals for an amount in excess of the historical carrying value of the underlying net assets as described in Note 1, and an election by certain Fortress Operating Group entities under Section 754 of the Code, resulted in an increase of the tax basis of the assets owned by Fortress Operating Group. Fortress established this deferred tax asset for the expected tax benefit associated with the difference between the financial reporting basis of net assets and the tax basis of net assets, based on an estimated combined marginal federal and state tax rate of approximately 39.4%. The establishment of the deferred tax asset increased additional paid in capital as the transaction giving rise to the increase in tax basis was between Fortress and its shareholders. The deferred tax asset described above reflects the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels which, due to the market crisis, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2009. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s estimated federal taxable ordinary income for 2007 and 2008 before deductions relating to the establishment of the deferred tax assets, excluding deferred tax assets arising from equity-based compensation, as well as the average of such amount needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008: Estimated	$47.9

2009 - 2015: Average Required	$55.4

2016 - 2021: Average Required	$79.1

As of December 31, 2008, based on the effects of the continuing credit crisis, particularly the fourth quarter declines in equity investment values, Fortress revised its assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. Fortress has established a full valuation allowance of $95.9 million for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. In addition, the establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset of $20.8 million. As a result, Fortress recorded a $116.7 million total charge to tax expense in 2008, and recorded other income of $55.1 million arising from a reduction in the tax receivable agreement liability.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2008	2007
Deferred tax assets
Nomura transaction-tax basis adjustment
Tax basis goodwill and other intangible assets	$359,285	$398,833
Other assets	34,470	34,549
Deferred incentive income	2,082	1,816
Initial public offering basis difference	21,327	22,634
Compensation and benefits	25,931	12,061
Options in affiliates	11,433	9,855
Partnership basis differences	37,554	25,061
Other	11,935	6,395

Total deferred tax assets	504,017	511,204
Valuation allowance	(95,951)	—

Net deferred tax assets	$408,066	$511,204

Deferred tax liabilities (A)
Total deferred tax liabilities	$592	$891

(A)	Included in Other Liabilities

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

As described above, certain of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. No deferred tax assets and liabilities are established for temporary differences that will affect the amounts allocated to shareholders.

A reconciliation of the U.S. federal statutory income tax expense rate to Fortress’s effective income tax expense rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate expense rate	35.00%	35.00%	35.00%
Income passed through to stockholders	(3.39)%	78.46%	(34.95)%
Compensation (A)	(37.76)%	(106.89)%	—
State and local income taxes	(1.96)%	6.38%	2.54%
Tax receivable agreement liability reduction	9.30%	—	—
Foreign taxes	(0.94)%	(3.75)%	0.16%
Deferred tax asset write-off	(10.01)%	—	—
Valuation allowance	(46.28)%	—	—
Other	0.49%	(0.59)%	—

Effective income tax rate	(55.55)%	8.61%	2.75%

(A)	Related to LTIP expenses (Note 8) and Principals Agreement expenses (Note 8), both which are not tax deductable and represent a significant permanent tax/GAAP difference.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one of the Class A shares. Certain Fortress Operating Group entities have made an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with the Nomura transaction and related tax effects, a $393 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Members’ and Shareholders’ Equity. No further liability was recorded during the years ended December 31, 2008 or 2007. In connection with the tax return filed for the year ended December 31, 2007, $17.4 million is due to the Principals under the tax receivable agreement. For the tax year ended December 31, 2008, the payments which are expected to become due pursuant to the tax receivable agreement are approximately $15.6 million, subject to finalization of Fortress’s tax return for such year. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability would be reduced. As discussed above, a reduction of $55.1 million was recorded as of December 31, 2008.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

7.	RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

As of December 31, 2008 and 2007, Due from Affiliates and Due to Affiliates were comprised of the following:

Due from affiliates:

	Private Equity		Liquid Hedge	Hybrid Hedge
	Funds	Castles	Funds	Funds	Other	Total
December 31, 2008
Management fees and incentive income	$14,740	$4,094	$329	$1,285	$—	$20,448
Expense reimbursements	9,825	2,734	1,211	2,115	—	15,885
Dividends and distributions	—	89	—	—	—	89
Other	1	—	—	—	2,081	2,082

Total	$24,566	$6,917	$1,540	$3,400	$2,081	$38,504

December 31, 2007
Management fees and incentive income	$1,733	$45,004	$40,751	$98,197	$—	$185,685
Expense reimbursements	1,307	2,051	3,074	3,487	—	9,919
Dividends and distributions	—	739	—	—	—	739
Other	—	—	—	1	2,325	2,326

Total	$3,040	$47,794	$43,825	$101,685	$2,325	$198,669

Due to affiliates:

	December 31, 2008	December 31, 2007
Principals
- Tax receivable agreement - Note 6	$338,649	$393,265
- Distributions payable on Fortress Operating Group units	—	60,176
Other	7,616	2,293

	$346,265	$455,734

The receivables disclosed above include a $9.6 million note receivable from one private equity Fortress Fund which bears interest at the prime rate, as defined, plus 2.0% per annum. The balance of the note resulted from past due management fees and expense reimbursements.

Other Related Party Transactions

From time to time, Fortress may advance amounts on behalf of affiliates for short periods. In such cases it generally charges interest to these affiliates. In the fourth quarter of 2008, Fortress waived $0.9 million of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.3 million and $0.3 million during 2008, 2007 and 2006, respectively. In addition, Fortress earned $52.6 million, $45.6 million and $25.0 million of other revenues from affiliates, primarily expense reimbursements, during 2008, 2007 and 2006, respectively.

Certain Portfolio Companies and Fortress Funds are co-owned by, have merged with, and/or have engaged in transactions (including loans) with, other Portfolio Companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between Portfolio Companies take advantage of synergies between these entities. In some instances, Portfolio Companies have entered into contracts with other Portfolio Companies or with certain of Fortress’s equity method investees to provide services to, or receive services from, these entities, including asset management, consulting and loan servicing. These contracts were entered into because the entity providing the service possessed relevant expertise. In one case, during 2008, Fortress paid approximately $1.5 million to one of the Portfolio Companies for services performed for the benefit of another Portfolio Company.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For 2008 and 2007, these expenses, mainly related to subscriptions to market data services, approximated $21.0 million

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

and $18.7 million, respectively, on a pro forma deconsolidated (Note 13) basis for 2007. Furthermore, the operating subsidiaries of the private equity funds have a separate cost sharing arrangement with each other.

The Principals have guaranteed payment on a several basis to the Fortress private equity funds of any contingent repayment (clawback) obligation with respect to the private equity fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, but only if Fortress has a net worth, as defined, of less than $10 million.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $1.3 million, $0.6 million and $0.6 million in 2008, 2007 and 2006, respectively, including $0.4 million from consolidated Fortress Funds in 2006.

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

During 2007, two departing Fortress employees entered into sourcing agreements with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employees based on the employees sourcing future transactions for that Fortress Fund. No amounts were incurred under these agreements through December 31, 2008.

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

In December 2007, three employees terminated their employment at Fortress to begin employment at the home offices of certain of our principals. These employees had received RSUs in connection with Fortress’s IPO in February 2007. Fortress has modified these awards, valued at approximately $1.7 million in the aggregate, such that each employee’s vesting continues on the original vesting schedule as long as the employee remains employed by the respective principal’s home office. The expense incurred by Fortress in association with these awards will be treated as compensation to the principals.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

In 2008 and 2007, three of the Principals made non-interest bearing short term loans to, and non-dividend bearing preferred equity investments in, certain private equity Fortress Funds and their subsidiaries. Some of these investments have been repaid by such funds and subsidiaries, including repayments from proceeds of subsequent capital calls and capital raises in which Fortress participated. These investments were outside the scope of such funds’ contractual ability to call capital on a pro rata basis from their investors and ranked senior to such capital. The following table summarizes this activity:

	Loans	Preferred Equity
2007
Advances	$33,500	$89,849
Repayments	(33,500)	(9,264)

Balance at December 31, 2007	—	80,585

2008
Advances	16,179	103,096
Repayments	(16,179)	(169,285)

Balance at December 31, 2008	$—	$14,396

In November 2008, the Principals purchased $35.1 million of shares of one investment from a private equity Fortress Fund, and invested $13.9 million in preferred equity issued by such fund which bears a 20% preferred return (Note 3).

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. Such reimbursements aggregated $0.4 million and $1.5 million in 2008 and 2007, respectively.

Principals’ and Others’ Interests in Consolidated Subsidiaries

This balance sheet caption was comprised of the following:

	December 31,
	2008	2007
Principals’ Fortress Operating Group units	$47,305	$232,826
Employee interests in majority owned and controlled fund advisor and general partner entities	23,981	75,062
Other	176	135

Total	$71,462	$308,023

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Year Ended December 31,
	2008	2007	2006
Principals’ Fortress Operating Group units	$(890,970)	$(544,551)	$—
Employee interests in majority owned and controlled fund advisor and general partner entities	(8,297)	8,296	18,727
Third party investors in Fortress Funds (A)	—	(460,615)	5,636,457
Other	469	—	—

Total	$(898,798)	$(996,870)	$5,655,184

(A)	Prior to the deconsolidation (Note 1) on March 31, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

8.	EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Equity-based compensation, per below	$148,486	$132,469	$—
Profit-sharing expense, per below	33,270	285,350	236,006
Discretionary bonuses	123,796	122,343	85,039
Other payroll, taxes and benefits	135,107	118,653	114,959

	$440,659	$658,815	$436,004

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

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting	December 31, 2008 Shares/Units Outstanding
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	23,192,106

	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	16,493,865

	RSUs	No	Yes	Fair value at grant date discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286

	RSUs	No	No	Fair value at grant date discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	634,287

	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	2,857,143

	RPUs	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	31,000,000

Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period (B).	109,174

Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	7,796,125

Other Non-Employees	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	804,742

(A)

Generally, such awards vest 25% at the end of each of the third through sixth years of service (for employees) and 33- 1/3% after each of Fortress’s next three annual meetings (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

(D)	Represents Fortress Operating Group (“FOG”) restricted partnership units (“RPUs”) granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The interests will vest into full capital interests in newly issued FOG units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. In connection with this grant, Fortress has reduced the employee’s profit sharing interests in various Fortress Funds. This reduction in expense related to profit sharing interests impacted Fortress’s 2008 Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes by approximately $20.2 million.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factors used from inception through the third quarter of 2008 and as of December 31, 2008 were 16% and 33%, respectively, for unvested RSU awards that are entitled to dividends and 19% and 35%, respectively, for unvested RSU awards that are not entitled to dividends. In the fourth quarter of 2008, the actual forfeiture rate as well as the decrease in Fortress’s share price, somewhat offset by the effects of a weaker economy (which generally reduces voluntary turnover), caused a change in management’s forfeiture expectations and assumptions. The result of this change in estimate was a reduction of equity-based compensation expense of $18.9 million.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s IPO in February 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

The discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (based on the actual dividend rate on the grant date), an estimated dividend growth rate and a risk-free discount rate (based on grant date and term), as follows:

	Range of Assumptions
	2008	2007
Initial dividend rate	2.72% - 9.02%	2.25% - 5.61%
Dividend growth rate	0% - 20%	20%
Risk-free discount rate	0.62% - 3.71%	2.88% - 5.15%

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35%), term (equal to delayed delivery period), dividend rate (based on grant date) and risk-free discount rate (based on grant date and term).

	Range of Assumptions
	2008	2007
Dividend growth rate	N/A (A)	2.96% - 3.68%
Risk-free discount rate	N/A (A)	4.54% - 4.79%
(A) None issued in 2008.

The estimated fair value of the LTIP award was estimated using a Monte Carlo simulation valuation model with the following assumptions: volatility (35%), term (equal to vesting period), and risk-free discount rate (4.79%) of like term.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
2007
Issued at IPO	42,212,312	$16.89	8,521,070	$14.54	97,296	$18.50	—	$—
Issued subsequent to IPO	3,563,494	14.59	1,125,794	20.17	—	—	—	—
Forfeited	(2,560,271)	16.26	(327,896)	14.54	—	—	—	—

Outstanding at December 31, 2007	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50	—	$—

2008
Issued	2,290,811	10.46	731,083	8.96	11,878	11.72	31,000,000	13.75
Forfeited	(4,791,802)	15.45	(1,449,184)	14.34	—	—	—	—

Outstanding at December 31, 2008 (B)	40,714,544	$16.54	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75

	Year Ended December 31,
	2008	2007	2006
Expense incurred (B)
Employee RSUs	$89,411	$110,738	$—
Non-Employee RSUs	(12,395)	15,035	—
Restricted Shares	601	536	—
LTIP	6,895	6,160	—
RPUs	63,974	—	—

Total equity-based compensation expense	$148,486	$132,469	$—

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of December 31, 2008 for awards granted to non-employees was $1.00, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.
(B)	Fortress will further recognize, in the future, compensation expense on its non-vested equity-based awards of $479.2 million, with a weighted average recognition period of 4.1 years. This does not include amounts related to the Principals Agreement.

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value (measured at the date of the IPO) of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $954.7 million and $853.0 million during the years ended December 31, 2008 and 2007, respectively.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the years ended December 31, 2008 and 2007 from equity-based compensation arrangements of $1,103.2 million and $985.4 million, respectively, $256.6 million and $229.2 million, respectively, increased Fortress’s paid-in capital, as reflected in the Statement of Members’ and Shareholders’ Equity, and $846.6 million and $756.2 million, respectively, increased Principals’ interests in equity of consolidated subsidiaries, corresponding to the Principals’ interest in the equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Private equity funds (A)	$(22,748)	$104,580	$47,114
Castles	4,998	14,234	11,550
Liquid hedge funds	41,808	121,961	102,258
Hybrid hedge funds	9,212	44,575	75,084

Total	$33,270	$285,350	$236,006

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

9.	EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress’s potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress’s subsidiary, Fortress Operating Group, that are owned by the Principals (except the RPUs, as described below) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by the rules to each of its outstanding equity instruments as shown below.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through December 31, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	91,901,884	91,901,884
Fully vested restricted Class A share units with dividend equivalent rights	312,943	312,943
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	92,214,827	92,214,827

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(193,200)	$(193,200)
Dividend equivalents declared on non-vested restricted Class A share units	(3,867)	(3,867)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(197,067)	$(197,067)

Weighted average shares outstanding	92,214,827	92,214,827

Basic and diluted net income (loss) per Class A share	$(2.14)	$(2.14)

	Year Ended December 31, 2008
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	407,255	407,255
Fully restricted Class A shares	26,881	26,881
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—

Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(322,288)	$(322,288)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(7,406)	(7,406)
Dividend equivalents declared on non-vested restricted Class A share units	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(331,970)	$(331,970)

Weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share	$(3.50)	$(3.50)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. As described more fully in Note 6, the charge to income tax expense related to a valuation allowance against certain deferred tax assets caused the effect on basic earnings per share of the Fortress Operating Group units not held by Fortress to be anti-dilutive when using the if-converted method.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net losses incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units
Year Ended December 31, 2008	27,746,289
Period from January 17, 2007 to December 31, 2007	24,369,885

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average Year Ended December 31,		As of December 31,
	2008	2007	2008	2007
Class A shares (public shareholders)	94,500,351	87,873,308	94,500,351	94,500,350
Restricted Class A shares (directors)	104,860	86,900	109,174	97,296
Restricted Class A share units (employees) (A)	407,255	299,225	631,260	394,286
Restricted Class A share units (employees) (B)	23,815,846	21,268,152	22,955,132	23,906,779
Fortress Operating Group units (Principals)	312,071,550	314,485,641	312,071,550	312,071,550
Fortress Operating Group RPUs (senior employee)	21,852,459	—	31,000,000	—

Total	452,752,321	424,013,226	461,267,467	430,970,261

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.
(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions are summarized as follows:

	Declared in Prior Year, Paid Current Year	Declared in Current Year
		Declared and Paid	Declared but not yet Paid	Total
2008:
Dividends on Class A Shares	$21,285	$42,572	$—	$42,572
Dividend equivalents on restricted Class A share units (A)	5,428	10,914	—	10,914
Distributions to Fortress Operating Group unit holders (Principals)	60,176	143,462	—	143,462
Distributions to Fortress Operating Group RPU holders (Note 8)	—	6,975	—	6,975

Total distributions	$86,889	$203,923	$—	$203,923

2007:
Dividends on Class A Shares	$—	$56,633	$21,285	$77,918
Dividend equivalents on restricted Class A share units (A)	—	13,811	5,428	19,239
Distributions to Fortress Operating Group unit holders (Principals)	—	258,783	60,176	318,959
Predecessor distributions (prior to January 17, 2007)	—	415,876	—	415,876

Total distributions	$—	$745,103	$86,889	$831,992

(A)	A portion of these dividend equivalents, related to RSUs expected to be forfeited, is included as compensation expense in the statement of operations and is therefore considered an operating cash flow.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

10.	COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, Fortress and its subsidiaries enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. In addition, subsidiaries of Fortress that act as general partners (or in similar capacities) of Fortress Funds enter into guarantees of certain obligations of such funds in the case of fraud by Fortress employees or under similar circumstances. Fortress’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Fortress that have not yet occurred. However, based on experience, Fortress expects the risk of material loss to be remote.

Debt Covenants – Fortress’s debt obligations contain various customary loan covenants (Note 5). Fortress was in compliance with all of its loan covenants as of December 31, 2008.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2008, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

On September 15, 2005, a lawsuit captioned David T. Atkins et al. v. Apollo Real Estate Advisors, L.P. et al. was brought on behalf of current and former limited partners in certain investing partnerships related to the sale of certain facilities to Ventas Realty Limited Partnership (“Ventas”) against a number of defendants, including one of the Portfolio Companies and a subsidiary of Fortress (“FIG”). FIG was the investment manager of consolidated Fortress Funds that were controlling shareholders of the Portfolio Company during the relevant time periods. The suit alleged that the defendants improperly obtained certain rights with respect to such facilities from the investing partnerships. The plaintiffs asked for damages in excess of $100 million on each of nine counts, as to which FIG was a defendant on seven counts, including treble damages with respect to certain counts. On April 18, 2006, Fortress filed a motion to dismiss the claims with prejudice. On April 30, 2008, the court entered a memorandum and order granting the motion and dismissing the plaintiff’s complaint in its entirety. The plaintiffs were granted a period of 30 days from April 30, 2008 in which to file an amended complaint, after which the parties entered into a settlement, which has been paid in its entirety by Brookdale.

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

Regulatory Matters – In the ordinary course of business, Fortress ands its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $140.9 million at December 31, 2008. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment – Incentive income received from certain Fortress Funds, primarily private equity funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Furthermore, one of the private equity funds (NIH) is entitled to 50% of the incentive income from another private equity fund (Fund I). Fortress is contingently liable under a guarantee for any contingent repayment of incentive income from Fund I to NIH. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11. In November 2008, one of Fortress’s private equity Fortress Funds raised additional capital as described in Note 3. The $89.4 million of additional capital increased the maximum amount of promote that the fund would be able to claw back from Fortress by $64.4 million (gross, before the employee portion and any adjustment for taxes). This increase in the amount of maximum potential clawback is

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

accounted for as a guarantee which was recorded at its fair value of $3.2 million. At this time, Fortress does not anticipate making any payments related to this increase in maximum potential clawback.

Private Equity Fund Operating Expense Limit – Fortress is contingently liable, under an agreement with the operating subsidiaries of its private equity funds, for any expenses of such subsidiaries in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ Investors). Fortress monitors these expenses and does not expect to make any payments related thereto

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in New York, Atlanta, Charlotte, Dallas, Frankfurt, Geneva, Hong Kong, London, Los Angeles, New Canaan, San Diego, Shanghai, Sydney, Tokyo and Toronto. In addition, Fortress has small leases on certain disaster recovery and temporary office locations. The following offices have been closed subsequent to December 31, 2008: Geneva, Hong Kong, San Diego and Toronto.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through May-2017
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 - 9 months	4 - 12 months
Leasehold improvement incentives	$3,186	$566
Renewal periods	Two 1-year options on one lease and remainder have none	5-year option on three leases, 2-year option on one lease and remainder have none

Minimum future rental payments (excluding escalations) under these leases is as follows:

2009	$18,667
2010	21,482
2011	11,747
2012	10,818
2013	10,608
Thereafter	32,159

Total	$105,481

Rent expense recognized on a straight-line basis during the years ended December 31, 2008, 2007 and 2006 was $20.4 million, $15.4 million, and $10.7 million, respectively, and was included in General, Administrative and Other Expense.

11.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following five primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, and (v) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying investment strategies. Due to the increased significance of the principal investments segment, it has been disaggregated from the other segments for all periods presented.

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments, primarily based on headcount. Interest expense is included in the principal investments segment.

Management makes operating decisions and assesses performance with regard to each of Fortress’s primary segments based on financial data that is presented without the consolidation of any Fortress Funds. Accordingly, segment data for these segments is reflected on an unconsolidated basis, even for periods prior to the deconsolidation (Note 1). Management also assesses Fortress’s segments on a Fortress Operating Group and pre-

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the Principals) and income tax expense.

Management assesses the net performance of each segment based on its “distributable earnings.” Distributable earnings is not a measure of cash generated by operations which is available for distribution. Rather, distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

“Distributable earnings” for the existing Fortress businesses is equal to net income adjusted as follows:

Incentive Income

(i)	a.	for Fortress Funds which are private equity funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

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

	b.	subtracting gains (or adding losses) on stock options held in the Castles,

	c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds (prior to March 31, 2007),

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

(viii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Management believes only the incentive income related to realized fund income should be considered available for distribution, subject to a possible reserve, determined on a fund by fund basis, as necessary, for potential future clawbacks deemed to have more than a remote likelihood of occurring by Fortress’s chief operating decision maker as described below. As such, distributable earnings generally includes incentive income to the

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

extent it relates to paid or declared distributions from Fortress Funds’ investments that have been monetized through sale or financing. This type of incentive income is not recorded as revenue for GAAP purposes, under the revenue recognition method Fortress has selected, until the possibility of a clawback is resolved. This GAAP method is not completely reflective of value created during the period which is available for distribution as it disregards the likelihood that any contingent repayment will in fact occur.

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores potentially significant unrealized gains and losses and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Management utilizes distributable earnings as well as net income in its analysis of the overall performance of Fortress and notes that the two measures are each useful for different purposes.

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

Pursuant to the definition of Distributable Earnings (“DE”) above, impairment is taken into account in the calculation in two ways: first, in section (i)(a) regarding private equity incentive income, and, second, in section (ii)(a) regarding equity method investments in private equity funds. Pursuant to section (ii)(a), distributable earnings does not include unrealized losses from investments in private equity funds, unless an impairment is required to be recognized.

DE is Fortress’s segment measure of operating performance and is defined by Fortress’s “chief operating decision maker” (“CODM”), which is its management committee, as specified under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The CODM receives performance reports on Fortress’s segments on a DE basis pursuant to their requirements for managing Fortress’s business.

Investments in Private Equity Funds

For DE purposes, investments in private equity funds are held at their cost basis, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value (“NAV”) of a fund attributable to Fortress’s investment is less than its cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the “other than temporary” impairment criteria in a manner similar to the one specified by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis.

Private Equity Incentive Income

For DE purposes, incentive income is recognized from private equity funds as it is realized, subject to a reserve for potential clawback if the likelihood of clawback is determined to be greater than remote by the CODM. Incentive income from the private equity funds is paid to Fortress as particular investments are realized. However, it is subject to contingent repayment (or clawback) if the fund as a whole does not meet certain performance criteria.

Fortress’s CODM has defined “remote” in this context to mean that management does not believe there is reasonable likelihood of a clawback and therefore its base case expectations of a fund’s performance do not include a promote clawback. This is an easier threshold to meet than the “other than temporary” threshold used

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

for estimating investment impairment. Management’s base case expectations are generally not greatly impacted by short-term volatility in the value of a fund’s portfolio companies, including the market prices of the shares of publicly traded portfolio companies, unless either (a) the operating performance of the underlying company, or the value of its assets, are expected to be impacted on a long-term basis (long-term being defined in relation to the remaining life of a given fund), or (b) the value has been depressed below a breakeven point (as described below) for a period in excess of 6-9 months (as circumstances and other factors dictate). These criteria reflect the CODM’s belief that short term changes in the values of portfolio companies do not have a material impact on the likelihood of a clawback, absent deterioration in such companies’ operating performance or in the value of their underlying assets.

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

Investment Impairment for DE purposes

The following direct and indirect investments in private equity funds had reported NAVs below their cost basis, or had impairment recorded with respect to them, as of December 31, 2008:

Fund	Fortress Share of NAV	Fortress Cost Basis	Deficit		% Below Cost Basis	Periods in Deficit	Year Ended Dec 31, 2008 DE Impairment Recorded		Notes
Main Funds
Fund I	$182	$—	$	N/A	N/A	N/A	$	N/A
Fund II	2,564	3,484		(920)	(26)%	1 Quarter		(920)	(A)
Fund III and Fund III CO	5,030	10,801		(5,771)	(53)%	3 Quarters		(5,771)	(B)
Fund IV and Fund IV CO	104,930	151,805		(46,875)	(31)%	5 Quarters		(46,875)	(B)
Fund V and Fund V CO	26,080	101,366		(75,286)	(74)%	5 Quarters		(75,286)	(B)
Long Dated Value Funds	18,788	17,517		N/A	N/A	N/A		N/A
Real Assets Funds	20,636	16,261		N/A	N/A	N/A		N/A
Credit Opportunities Funds	14,552	20,887		(6,335)	(30)%	3 Quarters		(6,314)	(C)
Mortgage Opportunities Funds	3,809	9,609		(5,800)	(60)%	3 Quarters		(5,800)	(C)
Single Investment Funds (combined)
GAGFAH (XETRA: GFJ)	26,313	84,163		(57,850)	(69)%	3 Quarters		(58,692)	(D)
Brookdale (NYSE: BKD)	10,386	46,632		(36,246)	(78)%	5 Quarters		(36,246)	(D)
Private investment #1	53,065	66,444		(13,379)	(20)%	3 Quarters		(13,379)	(E)
Private investment #2	1,274	8,454		(7,180)	(85)%	4 Quarters		(7,180)	(E)
Private investment #3	248,586	275,706		(27,120)	(10)%	5 Quarters		—	(F)
Other	20,049	28,438		(8,389)	(29)%	1-2 Quarters		(1,379)	(G)
Castles
Eurocastle (EURONEXT: ECT)	309	13,011		(12,702)	(98)%	3 Quarters		(12,702)	(D)
Newcastle (NYSE: NCT)	862	16,697		(15,835)	(95)%	2 Quarters		(15,835)	(D)

Total	$557,415	$871,275		$(319,688)				$(286,379)

(A)	This is a diversified private equity “main” fund whose fund life extends to 2013. It has only been in an impairment position for one quarter. However, in connection with a reorganization of the fund (Note 3) in the fourth quarter of 2008, certain investors elected to sell their portion of one of the fund’s two primary remaining investments (GFJ and BKD), thereby reducing the diversification of the fund. Furthermore, Fortress has recorded impairment with respect to its investments in the two single asset funds which hold the same investments as this fund. As a result, Fortress’s CODM has determined that this decline in value meets the definition of other than temporary impairment for DE purposes at this time.
(B)	These funds are diversified private equity “main” funds whose fund lives extend to between 2015 and 2018. Their net asset values have been significantly below Fortress’s cost basis for a substantial period of time. As a result, Fortress’s CODM has determined that these declines in value meet the definition of other than temporary impairment for DE purposes at this time.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

(C)	These funds, which invest in distressed credit investments and mortgage related securities, respectively, have net asset values which have been significantly below Fortress’s cost basis for a significant period of time. As a result, Fortress’s CODM has determined that this decline in value meets the definition of other than temporary impairment for DE purposes at this time.
(D)	These are single asset “coinvestment” funds which have investments in public equity securities (or, in the case of Newcastle and Eurocastle, represent direct investments in public equity securities). These public equity securities have traded significantly below Fortress’s cost basis for a substantial period of time and Fortress’s CODM has determined that these declines in value meet the definition of other than temporary impairment for DE purposes at this time.
(E)	These are single asset “coinvestment” funds which have investments in private equity securities. These private securities have been valued significantly below Fortress’s cost basis for a substantial period of time and Fortress’s CODM has determined that these declines meet the definition of other than temporary impairment at this time.
(F)	This fund is a single asset fund invested in a railroad and commercial real estate company. The net asset value of this investment is only 10% below Fortress’s basis and the fund’s life extends to 2017. Fortress anticipates that this value will recover during the fund’s life and has the intent and ability to hold its investment until recovery. As a result, Fortress’s CODM has determined that this decline in value does not meet the definition of other than temporary impairment at this time.
(G)	This primarily represents indirect investments in funds through hedge fund special investment accounts, including Fortress Funds not represented individually in the table as well as funds managed by third parties. Fortress’s CODM has analyzed each of these investments individually and recorded other than temporary impairment where it was deemed appropriate.

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity funds, which are subject to contingent clawback, as of December 31, 2008:

Fund	Incentive Income Received	No Longer Subject to Clawback	Subject to Clawback (A)	Intrinsic Clawback (B)	Employee Portion (C)	Net Clawback	Periods in Intrinsic Clawback	Year Ended Dec 31, 2008 Gross DE Reserve Recorded (D)	Notes
Fund I	$308,633	$296,882	$11,751	$—	$—	$—	N/A	$—	(E)
Fund II	254,688	113,872	140,816	41,042	15,200	25,842	1 Quarter	(40,417)	(F)
Fund III	72,483	—	72,483	72,483	27,375	45,108	4 Quarters	(66,596)	(G)
FRID	16,739	—	16,739	16,739	6,698	10,041	6 Quarters	(16,447)	(H)

Total	$652,543	$410,754	$241,789	$130,264	$49,273	$80,991		$(123,460)

(A)	Includes deferred incentive income from the consolidated balance sheet plus the maximum payment under the guarantee (Note 3), in both cases gross of promote related to non-fee paying investors (affiliates).
(B)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date. It has not been reduced for any tax related effects.
(C)	Employees who have received profit sharing payments in connection with private equity incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).
(D)	Net of promote related to non-fee paying investors (affiliates).
(E)	This fund had significant unrealized gains at December 31, 2008. As a result, the CODM determined that no reserve for clawback was required.
(F)	This fund fell below the intrinsic clawback breakeven point during the fourth quarter of 2008. Furthermore, in connection with a reorganization of the fund (Note 3) in the fourth quarter of 2008, certain investors elected to sell their portion of one of the fund’s two primary remaining investments, thereby reducing the diversification of that portion of the fund and increasing the likelihood of a clawback. Furthermore, as described above, Fortress’s investments in this fund and in the two single assets funds which hold the same investments as this fund have been deemed to be other than temporarily impaired. As a result, the CODM has determined the likelihood of a clawback of the intrinsic clawback amount, based on the criteria described above, to be greater than remote and has recorded a reserve for this potential clawback. However, based on management’s estimate of the net asset value of such fund’s underlying investments, and the remaining diversification of the fund, among other factors, the CODM has determined that the likelihood of clawback materially in excess of the intrinsic clawback amount is remote and therefore has not reserved for clawback in excess of the intrinsic clawback amount.
(G)	This diversified main fund has been below the 100% intrinsic clawback level for three quarters. As described above, Fortress’s investment in this fund has been deemed to be other than temporarily impaired. As a result, the CODM has determined the likelihood of 100% clawback, based on the criteria described above, to be greater than remote and has recorded a reserve for this potential clawback.
(H)	This is a single asset fund which is invested in a publicly traded equity security. As described above, Fortress’s investment in this fund had been deemed to be other than temporarily impaired during 2008. This fund has been in a 100% intrinsic clawback position for five quarters. As a result, the CODM has determined the likelihood of 100% clawback, based on the criteria described above, to be greater than remote and has recorded a reserve for this potential clawback.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Impairment Determination

Fortress has recorded a total of approximately $367.4 million of impairment and net reserves for DE purposes on certain private equity funds as described above for DE during 2008. Fortress expects aggregate returns on its other private equity funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2008 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $34.2 million.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated		Fortress Total Segments

December 31, 2008 and the Year then Ended

Segment revenues
Management fees	$178,191	$54,102	$217,575	$147,823	$—	$—		$597,691
Incentive income	(94,307)	12	17,658	13,609	—	—		(63,028)

Segment revenues - total	$83,884	$54,114	$235,233	$161,432	$—	$—		$534,663

Pre-tax distributable earnings	$68,375	$15,409	$96,063	$37,548	$(379,032)	$(548)		$(162,185)

Total segment assets	$14,998	$8,879	$1,540	$3,380	$1,038,638	$489,385		$1,556,820

						(A	)

	Fortress Total Segments	Reconciliation to GAAP	Fortress Total GAAP

Revenues	$534,663	$197,137	$731,800

Pre-tax distributable earnings / net income	$(162,185)	$(160,103)	$(322,288)

Total assets	$1,556,820	$20,915	$1,577,735

(A)	Unallocated assets include deferred tax assets of $408.1 million.

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
December 31, 2007 and the Year then Ended

Segment revenues
Management fees	$131,939	$49,661	$158,882	$129,516	$—	$—	$469,998
Incentive income	275,254	39,490	199,283	97,465	—	—	611,492

Segment revenues - total	$407,193	$89,151	$358,165	$226,981	$—	$—	$1,081,490

Pre-tax distributable earnings	$271,014	$44,223	$159,296	$59,137	$27,026	$(9,196)	$551,500

Total segment assets	$2,901	$47,794	$43,827	$102,298	$1,187,713	$576,064	$1,960,597

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$1,081,490	$317,114	$(269,607)	$107,018	$1,236,015

Pre-tax distributable earnings / net income	$551,500	$(326,375)	$326,375	$(611,303)	$(59,803)

Total assets	$1,960,597	$—	$—	$29,184	$1,989,781

	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
December 31, 2006 and the Year then Ended

Segment revenues
Management fees	$84,279	$32,544	$92,746	$84,536	$—	$—	$294,105
Incentive income	129,800	15,682	154,068	135,939	—	—	435,489

Segment revenues - total	$214,079	$48,226	$246,814	$220,475	$—	$—	$729,594

Pre-tax distributable earnings	$149,625	$4,898	$101,098	$70,045	$85,707	$(14,450)	$396,923

	Fortress Unconsolidated Subtotal	Consolidation of Fortress Funds	Eliminations	Reconciliation to GAAP	Fortress Consolidated
Revenues	$729,594	$1,159,204	$(295,119)	$(72,375)	$1,521,304

Pre-tax distributable earnings / net income	$396,923	$7,132,455	$(7,132,455)	$45,961	$442,884

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2008	2007	2006
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$650	$66	$655
Adjust incentive income	133,403	44,291	(108,327)
Adjust income from the receipt of options	—	2,006	31,588

Other revenues*
Adjust management fees from non-affiliates	(5,334)	(4,832)	(7,552)
Adjust incentive income from non-affiliates	(13,787)	(1,209)	(1,649)
Adjust other revenues	82,205	66,696	12,910

	63,084	60,655	3,709

Total adjustments	$197,137	$107,018	$(72,375)

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income
Adjust incentive income
Incentive income received from private equity funds, subject to contingent repayment	$(26,077)	$(193,312)	$(129,348)
Incentive income accrued from private equity funds, no longer subject to contingent repayment	36,003	313,163	9,474
Incentive income received from private equity funds, not subject to contingent repayment	17	(73,644)	11,547
Incentive income received from hedge funds, subject to annual performance achievement	—	—	—
Incentive income received from sale of shares related to options	—	(1,916)	—
Reserve for clawback, gross (see discussion above)	123,460	—	—

	133,403	44,291	(108,327)
Adjust other income
Distributions of earnings from equity method investees**	(367)	(16,535)	(9,851)
Earnings (losses) from equity method investees**	(236,148)	(92,465)	77,353
Gains (losses) on options in equity method investees	(15,960)	(112,423)	86,134
Unrealized gains (losses) on Castles	(36,686)	—	—
Incentive income guarantee (Note 3), recorded as loss	(3,200)	—	—
Impairment of investments (see discussion above)	286,379	—	—
Adjust income from the receipt of options	—	2,006	31,588

	(5,982)	(219,417)	185,224
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(158,332)	(129,517)	(15,947)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(4,927)	(9,648)	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	(4)	5,761	(2,827)

	(163,263)	(133,404)	(18,774)

Adjust Principals’ equity-based compensation expense	(954,685)	(852,956)	—
Adjust Principals’ interests related to Fortress Operating Group units	890,970	544,551	—
Adjust tax receivable agreement liability	55,115	—	—
Adjust income taxes	(115,661)	5,632	(12,162)

Total adjustments	$(160,103)	$(611,303)	$45,961

**	This adjustment relates to all of the Castles, private equity Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—	$(22,872)
Adjust equity investments from cost	(5,743)	(25,532)
Adjust investments gross of employee portion	26,619	74,555
Adjust option investments from intrinsic value	39	3,033

Total adjustments	$20,915	$29,184

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

Fortress earned revenues predominantly from its contracts with, and investments in, U.S.-based Fortress Funds. Prior to the deconsolidation on March 31, 2007 (Note 1), a portion of Fortress’s consolidated GAAP revenues (13% in 2006, with no individual country exceeding 6%) were earned from consolidated fund investments in other countries.

Fortress’s depreciation expense by segment was as follows:

Year Ended December 31,	Private Equity Funds	Castles	Liquid Hedge Funds	Hybrid Hedge Funds	Unallocated	Total
2008	$1,186	$700	$3,176	$2,966	$1,966	$9,994

2007	1,004	834	2,502	2,673	1,441	8,454

2006	727	742	1,854	2,190	1,305	6,818

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2008 (referred to as “subsequent events”) through March 15, 2009. Events subsequent to that date have not been considered in these financial statements.

On March 12 and 13, 2009, Fortress received a waiver related to one covenant under its debt agreement and entered into an additional amendment to its credit agreement, respectively. See Note 5 for further details. Fortress is currently evaluating the impact that recording this amendment will have on its first quarter 2009 financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

13.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information is presented in order to provide data which is more comparable to the 2008 period as a result of the deconsolidation (Note 1).

The unaudited pro forma financial information presented below was derived from the application of pro forma adjustments to the consolidated and combined financial statements of Fortress, as applicable, to give effect to the deconsolidation of the consolidated Fortress Funds. The deconsolidation transaction occurred effective March 31, 2007 as described in Note 1. The unaudited pro forma statement of operations and statement of cash flows information for the year ended December 31, 2007 have been prepared as if this transaction had occurred on January 1, 2007.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$414,166	$53,072	$467,238
Incentive income from affiliates	442,892	211,682	654,574
Other revenues	69,927	(3,232)	66,695
Interest and dividend income - investment company holdings	309,030	(309,030)	—

	1,236,015	(47,508)	1,188,507

Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Other	34,313	—	34,313
Compensation and benefits	658,815	(9,805)	649,010
Principals agreement compensation	852,956	—	852,956
General, administrative and other	99,885	(22,024)	77,861
Depreciation and amortization	8,454	—	8,454

	1,787,043	(164,449)	1,622,594

Other Income (Loss)
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Other investments
Net realized gains (losses)	(2,037)	—	(2,037)
Net realized gains (losses) from affiliate investments	145,449	—	145,449
Net unrealized gains (losses)	1,316	—	1,316
Net unrealized gains (losses) from affiliate investments	(253,888)	—	(253,888)
Earnings (losses) from equity method investees	(61,674)	3,231	(58,443)

	(818,311)	650,708	(167,603)

Income (Loss) before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(1,369,339)	767,649	(601,690)
Deferred incentive income	307,034	(307,034)	—
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	996,870	(460,615)	536,255

Income (Loss) Before Income Taxes	(65,435)	—	(65,435)
Income tax benefit (expense)	5,632	—	5,632

Net Income (Loss)	$(59,803)	$—	$(59,803)

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income (loss)	$(59,803)	$—	$(59,803)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,454	—	8,454
Other amortization and accretion	2,495	(483)	2,012
(Earnings) losses from equity method investees	61,674	(3,231)	58,443
Distributions of earnings from equity method investees	12,443	3,231	15,674
(Gains) losses from investments	756,637	(647,477)	109,160
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(359,269)	307,034	(52,235)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(996,870)	460,615	(536,255)
Deferred tax (benefit) expense	(29,748)	—	(29,748)
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	4,627	—	4,627
Equity-based compensation	985,425	—	985,425
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	56,376	65,445	121,821
Receivables from brokers and counterparties and other assets	(45,790)	32,131	(13,659)
Accrued compensation and benefits	178,074	(144)	177,930
Due to affiliates	(6,795)	8,594	1,799
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	97,978	(87,935)	10,043
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—

Net cash provided by (used in) operating activities	(1,209,423)	1,996,820	787,397

Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	—	(12,828)
Proceeds from sale of other loan and security investments	14,112	—	14,112
Contributions to equity method investees	(571,847)	(148,812)	(720,659)
Distributions of capital from equity method investees	136,280	22,685	158,965
Proceeds from sale of equity method investments	30,664	—	30,664
Cash received (paid) on settlement of derivatives	(4,632)	—	(4,632)
Purchase of fixed assets	(10,956)	125	(10,831)
Proceeds from disposal of fixed assets	2,587	—	2,587

Net cash provided by (used in) investing activities	(416,620)	(126,002)	(542,622)

Cash Flows From Financing Activities
Borrowings under debt obligations	2,159,070	(1,564,070)	595,000
Repayments of debt obligations	(2,061,525)	1,312,872	(748,653)
Payment of deferred financing costs	(7,087)	660	(6,427)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(70,444)	—	(70,444)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	3,183,771	(3,183,682)	89
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(1,972,010)	1,563,402	(408,608)

Net cash provided by (used in) financing activities	1,665,332	(1,870,818)	(205,486)

Net Increase (Decrease) in Cash and Cash Equivalents	39,289	—	39,289

Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120

Cash and Cash Equivalents, End of Period	$100,409	$—	$100,409

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

14.	CONSOLIDATING FINANCIAL INFORMATION (UNAUDITED)

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the year ended, December 31, 2008.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

The consolidating unaudited balance sheet information is as follows:

	As of December 31, 2008
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$262,463	$874	$—	$263,337
Due from affiliates	38,504	—	—	38,504
Other investments
Equity method investees	774,382	20,365	(20,365)	774,382
Options in affiliates	39	—	—	39
Deferred tax asset	7,621	400,445	—	408,066
Other assets	86,791	6,616	—	93,407

	$1,169,800	$428,300	$(20,365)	$1,577,735

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$158,033	$—	$—	$158,033
Due to affiliates	7,616	338,649	—	346,265
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	729,041	—	—	729,041
Other liabilities	25,541	1,200	—	26,741

	1,083,866	339,849	—	1,423,715
Commitments and Contingencies
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	24,157	5,893	41,412	71,462
Shareholders’ Equity
Paid-in capital	1,630,875	596,803	(1,630,875)	596,803
Retained earnings (accumulated deficit)	(1,563,092)	(513,379)	1,563,092	(513,379)
Accumulated other comprehensive income (loss)	(6,006)	(866)	6,006	(866)

	61,777	82,558	(61,777)	82,558

	$1,169,800	$428,300	$(20,365)	$1,577,735

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The consolidating unaudited statement of operations information is as follows:

	Year Ended December 31, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$593,007	$—	$—	$593,007
Incentive income from affiliates	56,588	—	—	56,588
Other revenues	82,142	63	—	82,205

	731,737	63	—	731,800

Expenses
Interest expense	39,642	498	—	40,140
Compensation and benefits	440,659	—	—	440,659
Principals agreement compensation	954,685	—	—	954,685
General, administrative and other	85,020	(145)	—	84,875
Depreciation and amortization	9,994	—	—	9,994

	1,530,000	353	—	1,530,353

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(1,770)	—	—	(1,770)
Net realized gains (losses) from affiliate investments	(689)	—	—	(689)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(55,846)	—	—	(55,846)
Tax receivable agreement liability reduction	—	55,115	—	55,115
Earnings (losses) from equity method investees	(304,180)	(270,054)	270,054	(304,180)

	(362,485)	(214,939)	270,054	(307,370)

Income (Loss) Before Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(1,160,748)	(215,229)	270,054	(1,105,923)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	7,828	—	890,970	898,798

Income (Loss) Before Income Taxes	(1,152,920)	(215,229)	1,161,024	(207,125)
Income tax benefit (expense)	(8,104)	(107,059)	—	(115,163)

Net Income (Loss)	$(1,161,024)	$(322,288)	$1,161,024	$(322,288)

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

The consolidating unaudited statement of cash flows information is as follows:

	Year Ended December 31, 2008
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(1,161,024)	$(322,288)	$1,161,024	$(322,288)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,994	—	—	9,994
Other amortization and accretion	6,125	—	—	6,125
(Earnings) losses from equity method investees	304,180	270,054	(270,054)	304,180
Distributions of earnings from equity method investees	9,146	—	—	9,146
(Gains) losses from investments	58,305	—	—	58,305
Deferred incentive income	(36,003)	—	—	(36,003)
Principals’ and others’ interests in income (loss) of consolidated subsidiaries	(7,828)	—	(890,970)	(898,798)
Deferred tax (benefit) expense	(3,065)	104,404	—	101,339
Tax receivable agreement liability reduction	—	(55,115)	—	(55,115)
Equity-based compensation	1,103,171	—	—	1,103,171
Cash flows due to changes in
Due from affiliates	101,308	—	—	101,308
Other assets	(24,200)	1,514	—	(22,686)
Accrued compensation and benefits	(85,854)	—	—	(85,854)
Due to affiliates	5,324	498	—	5,822
Deferred incentive income	26,077	—	—	26,077
Other liabilities	(10,442)	802	—	(9,640)

Net cash provided by (used in) operating activities	295,214	(131)	—	295,083

Cash Flows From Investing Activities
Contributions to equity method investees	(167,812)	—	—	(167,812)
Distributions of capital from equity method investees	213,436	61,730	(61,730)	213,436
Purchase of fixed assets	(13,562)	—	—	(13,562)
Proceeds from disposal of fixed assets	53	—	—	53

Net cash provided by (used in) investing activities	32,115	61,730	(61,730)	32,115

Cash Flows From Financing Activities
Borrowings under debt obligations	554,041	—	—	554,041
Repayments of debt obligations	(360,000)	—	—	(360,000)
Payment of deferred financing costs	(8,694)	—	—	(8,694)
Dividends and dividend equivalents paid	(285,137)	(63,855)	270,720	(78,272)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	153	—	—	153
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(62,508)	—	(208,990)	(271,498)

Net cash provided by (used in) financing activities	(162,145)	(63,855)	61,730	(164,270)

Net Increase (Decrease) in Cash and Cash Equivalents	165,184	(2,256)	—	162,928
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$262,463	$874	—	$263,337

(A)	Other than Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2008
Total revenues	$200,880	$188,096	$185,136	$157,688	$731,800
Total expenses	393,728	406,897	410,204	319,524	1,530,353
Total other income (loss)	(77,086)	(33,115)	(48,020)	(149,149)	(307,370)

Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(269,934)	(251,916)	(273,088)	(310,985)	(1,105,923)
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	208,269	194,411	210,012	286,106	898,798
Income tax benefit (expense)	(7,252)	1,949	5,636	(115,496)	(115,163)

Net Income (Loss)	$(68,917)	$(55,556)	$(57,440)	$(140,375)	$(322,288)

Net income (loss) per Class A share, basic	$(0.74)	$(0.62)	$(0.61)	$(1.50)	$(3.50)

Net income (loss) per Class A share, diluted	$(0.74)	$(0.67)	$(0.66)	$(1.50)	$(3.50)

Weighted average number of Class A shares outstanding, basic	94,894,636	94,913,677	94,938,434	94,990,541	94,934,487

Weighted average number of Class A shares outstanding, diluted	409,966,186	406,985,227	407,009,984	94,990,541	94,934,487

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(dollars in tables in thousands, except share data)

	Quarter Ended				Year Ended December 31
	March 31	June 30	September 30	December 31
2007
Total revenues	$416,330	$268,119	$247,282	$304,284	$1,236,015
Total expenses	(541,744)	(462,940)	(360,678)	(421,681)	(1,787,043)
Total other income (loss)	(640,560)	(21,786)	(88,914)	(67,051)	(818,311)
Income (Loss) Before Deferred Incentive Income, Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries and Income Taxes	(765,974)	(216,607)	(202,310)	(184,448)	(1,369,339)
Deferred incentive income	307,034	—	—	—	307,034
Principals’ and others’ interests in (income) loss of consolidated subsidiaries	535,530	166,485	152,534	142,321	996,870
Income tax benefit (expense)	(14,447)	(5,009)	12,219	12,869	5,632

Net Income (Loss)	$62,143	$(55,131)	$(37,557)	$(29,258)	$(59,803)

	Jan 1 through Jan 16				Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit	$0.36				$0.36

Weighted average number of Fortress Operating Group units outstanding	367,143,000				367,143,000

	Jan 17 through Mar 31				Jan 17 through Dec 31
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.87)	$(0.59)	$(0.41)	$(0.32)	$(2.14)

Net income (loss) per Class A share, diluted	$(0.87)	$(0.66)	$(0.52)	$(0.43)	$(2.14)

Weighted average number of Class A shares outstanding, basic	82,256,078	94,894,636	94,894,636	94,894,636	92,214,827

Weighted average number of Class A shares outstanding, diluted	82,256,078	406,966,186	406,966,186	406,966,186	92,214,827

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

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

Amendments to Credit Agreement

On March 12 and March 13, 2009, certain subsidiaries of the Company executed two separate amendments (the “Amendments”) to the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) with Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A.

The Amendments, among other things: (i) modified the financial covenants by (a) amending the amount of required management fee earning assets to $22 billion as of the end of each fiscal quarter through December 31, 2009 and $20 billion as of the end of each fiscal quarter thereafter; (b) reducing the amount of investment assets required as of any point in time to an amount equal to the term loans and revolving loans (including outstanding letters of credit) then outstanding; (c) changing the required Consolidated Leverage Ratio to 3.5 to 1.0 for the remainder of the term of the credit agreement; (ii) increased the rate on LIBOR loans to LIBOR + 2.50 (and Base Rate loans to the prime rate plus 1.50%); (iii) reduced the revolving credit facility commitments to $75 million; (iv) established an annual requirement, beginning in 2010, that outstanding loans be prepaid in an amount equal to 75% of Free Cash Flow (as defined in the agreement) generated during the previous year; (v) increased the amount of our scheduled amortization payments (the amortization schedule now requires the following payments: $50 million in July 2009, $25 million in each of October 2009 and January, April, July and October 2010, and $75 million in January 2011); (vi) established a requirement that 50% of the net proceeds from any equity issuance by the Fortress Operating Group be applied to prepay outstanding term loans; (vii) reduced the amount of certain types of distributions we can make to equity holders of the Fortress Operating Group and, in turn, our Class A shareholders, and (viii) provided that the dissolution or termination of specified material funds would not constitute an event of default. In connection with the amendment, we prepaid $75 million of outstanding term loans and $50 million of outstanding revolving facility loans.

In addition, the amendments provide that, with respect to a specified fund, it would not be a default under the credit agreement if the fund’s 2008 audited financials contain language noting substantial doubt as to the fund’s status as a “going concern.” If, by April 15, 2009, (a) the fund has not delivered audited financials without a “going concern” statement and (b) the fund has not extended the maturity of certain debt until the end of 2009, then we will be required to prepay $25 million of outstanding term loans. If we are required to make this prepayment, the required amortization payment due in July 2009 would be reduced from $50 million to $25 million.

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

The foregoing description of the terms of the amendments is not complete and is qualified in its entirety by the full text of both the amendments, which are filed as Exhibits 10.31 and 10.32 hereto and are incorporated by reference herein, and the 2007 Credit Agreement (including other amendments thereto), each of which has been filed with the Securities and Exchange Commission.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE – ELECTION OF DIRECTORS” in our definitive proxy statement for the 2009 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2008 (our “2009 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2009 Proxy Statement under the caption “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2009 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

Pursuant to Item 401(b) of Regulation S-K, the requisite information pertaining to our executive officers is reported under Item 4 of Part I of this report.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under “Investor Relations – Governance Documents”) that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our chief accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11.	Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2009 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2009 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2008. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007
Omnibus Equity Compensation Plan	109,174	49,315,411	65,575,415
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)	All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.
(B)	Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. Accordingly, on January 1, 2008 and 2009, no additional Class A shares were reserved for issuance under the Plan. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2009 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2009 Proxy Statement under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2008 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2009 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2009 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

(a) and (c) Financial statements and schedules:

See “Financial Statements and Supplementary Data.”

Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.25	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).

10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).

10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).

10.29	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).

10.30	First Amendment to the Third Amended and Restated Credit Agreement, dated November 12, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 (File No. 001-33294), Exhibit 10.3).

10.31	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer.

10.32	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

March 16, 2009

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Richard N. Haass
	Wesley R. Edens		Richard N. Haass
	Chief Executive Officer		Director

March 16, 2009		March 16, 2009

By:	/s/ Daniel N. Bass	By:	/s/ Douglas L. Jacobs
	Daniel N. Bass		Douglas L. Jacobs
	Chief Financial Officer		Director

March 16, 2009		March 16, 2009

By:	/s/ Jonathan R. Brown	By:	/s/ Daniel H. Mudd
	Jonathan R. Brown		Daniel H. Mudd
	Chief Accounting Officer		Director

March 16, 2009		March 16, 2009

By:	/s/ Peter L. Briger, Jr.	By:	/s/ Howard Rubin
	Peter L. Briger, Jr.		Howard Rubin
	Director		Director

March 16, 2009		March 16, 2009

By:	/s/ Robert I. Kauffman	By:	/s/ Takumi Shibata
	Robert I. Kauffman		Takumi Shibata
	Director		Director

March 16, 2009		March 16, 2009

By:	/s/ Randal A. Nardone
Randal A. Nardone
Director

March 16, 2009

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

March 16, 2009

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements provide to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Where You Can Find More Information.”

Exhibit Index

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.25	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).

10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).

10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).

10.29	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).

10.30	First Amendment to the Third Amended and Restated Credit Agreement, dated November 12, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 (File No. 001-33294), Exhibit 10.3).

10.31	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer.

10.32	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.