Form 10-Q
period 2009-03-31
Fortress Investment Group LLC
filed 2009-05-11
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Class A Shares: 94,638,415 outstanding as of May 6, 2009.
Class B Shares: 312,071,550 outstanding as of May 6, 2009.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:
“Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:
(i)	the capital commitments or invested capital (or NAV, if lower) of our private equity funds and hybrid PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

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
“Fortress,” “we,” “us,” “our,” and the “company” refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries.
“Fortress Funds” and “our funds” refers to the private investment funds and alternative asset companies that are managed by the Fortress Operating Group.
“Fortress Operating Group” refers to the combined entities, which were wholly-owned by the principals prior to January 2007, and in each of which Fortress Investment Group LLC acquired an indirect controlling interest in January 2007.
“principals” or “Principals” refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and related transactions directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and related transactions own a majority of the Fortress Operating Group units and of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings and grants by Fortress and dispositions by the principals.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements under Part II, Item 1A, “Risk Factors,” Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
SPECIAL NOTE REGARDING EXHIBITS
In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$43,308	$263,337
Due from affiliates	64,188	38,504
Investments
Equity method investees	759,980	774,382
Options in affiliates	72	39
Deferred tax asset	411,656	408,066
Other assets	93,299	93,407

	$1,372,503	$1,577,735

Liabilities and Shareholders’ Equity

Liabilities
Accrued compensation and benefits	$42,679	$158,033
Due to affiliates	350,380	346,265
Deferred incentive income	163,635	163,635
Debt obligations payable	604,041	729,041
Other liabilities	59,333	26,741

	1,220,068	1,423,715

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 94,638,415 and 94,609,525 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	663,848	596,803
Retained earnings (accumulated deficit)	(580,538)	(513,379)
Accumulated other comprehensive income (loss)	(939)	(866)

Total Fortress shareholders’ equity	82,371	82,558

Principals’ and others’ interests in equity of consolidated subsidiaries — Note 6	70,064	71,462

Total equity	152,435	154,020

	$1,372,503	$1,577,735

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Management fees from affiliates	$105,652	$144,057
Incentive income from affiliates	—	37,144
Expense reimbursements from affiliates	13,047	14,270
Other revenues (affiliate portion disclosed in Note 6)	3,597	5,409

	122,296	200,880

Expenses
Interest expense	8,186	10,336
Compensation and benefits	109,236	127,019
Principals agreement compensation	234,759	237,367
General, administrative and other	17,185	16,570
Depreciation and amortization	2,641	2,436

	372,007	393,728

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(396)	1,613
Net realized gains (losses) from affiliate investments	(248)	247
Net unrealized gains (losses)	—	—
Net unrealized gains (losses) from affiliate investments	(1,829)	(29,817)
Tax receivable agreement liability reduction	(55)	—
Earnings (losses) from equity method investees	(34,849)	(49,129)

	(37,377)	(77,086)

Income (Loss) Before Income Taxes	(287,088)	(269,934)
Income tax benefit (expense)	407	(7,252)

Net Income (Loss)	$(286,681)	$(277,186)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(219,522)	$(208,269)

Net Income (Loss) Attributable to Class A Shareholders — Note 6	$(67,159)	$(68,917)

Dividends declared per Class A share	$—	$0.225

Earnings Per Class A share — Fortress Investment Group

Net income (loss) per Class A share, basic	$(0.71)	$(0.74)

Net income (loss) per Class A share, diluted	$(0.71)	$(0.74)

Weighted average number of Class A shares outstanding, basic	95,202,243	94,894,636

Weighted average number of Class A shares outstanding, diluted	95,202,243	406,966,186

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(dollars in thousands)

							Principals’ and
				Retained	Accumulated		Others’ Interests in
				Earnings	Other	Total Fortress	Equity of
			Paid-In	(Accumulated	Comprehensive	Shareholders’	Consolidated
	Class A Shares	Class B Shares	Capital	Deficit)	Income (Loss)	Equity	Subsidiaries	Total Equity
Equity — December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	3,117	3,117
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	9	—	—	9	(5,225)	(5,216)
Director restricted share grant	28,890	—	99	—	—	99	113	212
Capital increase related to equity-based compensation	—	—	66,937	—	—	66,937	220,718	287,655
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(67,159)	—	(67,159)	(219,522)	(286,681)
Foreign currency translation	—	—	—	—	(2)	(2)	(244)	(246)
Comprehensive income (loss) from equity method investees	—	—	—	—	(71)	(71)	(355)	(426)

Total comprehensive income (loss)								(287,353)

Equity — March 31, 2009	94,638,415	312,071,550	$663,848	$(580,538)	$(939)	$82,371	$70,064	$152,435

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(286,681)	$(277,186)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,641	2,436
Other amortization and accretion	3,414	628
(Earnings) losses from equity method investees	34,849	49,129
Distributions of earnings from equity method investees	11	3,252
(Gains) losses from investments	2,473	27,957
Deferred incentive income	—	(31,959)
Deferred tax (benefit) expense	(3,759)	279
Tax receivable agreement liablity reduction	55	—
Equity-based compensation	287,803	265,792
Cash flows due to changes in
Due from affiliates	(25,932)	104,038
Other assets	(1,257)	5,839
Accrued compensation and benefits	(108,216)	(164,335)
Due to affiliates	(1,367)	11,446
Deferred incentive income	—	26,077
Other liabilities	32,657	28,462

Net cash provided by (used in) operating activities	(63,309)	51,855

Cash Flows From Investing Activities
Contributions to equity method investees	(31,792)	(70,215)
Distributions of capital from equity method investees	10,538	155,006
Purchase of fixed assets	(1,110)	(2,248)
Proceeds from disposal of fixed assets	6	53

Net cash provided by (used in) investing activities	(22,358)	82,596

Cash Flows From Financing Activities
Borrowings under debt obligations	—	450,000
Repayments of debt obligations	(125,000)	(185,000)
Payment of deferred financing costs	(4,162)	(61)
Dividends and dividend equivalents paid	—	(26,381)
Principals’ and others’ interests in equity of consolidated subsidiaries — contributions	25	—
Principals’ and others’ interests in equity of consolidated subsidiaries — distributions	(5,225)	(100,740)

Net cash provided by (used in) financing activities	(134,362)	137,818

Net Increase (Decrease) in Cash and Cash Equivalents	(220,029)	272,269
Cash and Cash Equivalents, Beginning of Period	263,337	100,409

Cash and Cash Equivalents, End of Period	$43,308	$372,678

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,730	$9,462

Cash paid during the period for income taxes	$3,008	$1,109

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$1,701	$16,743

Investments of receivable amounts into Fortress Funds	$—	$42,782

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$96,657

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
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
Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:
1)	Private equity:
a)	Private equity funds which make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building assets-based businesses with significant cash flows; and

b)	Publicly traded alternative investment vehicles, which Fortress refers to as “Castles,” which are companies that invest primarily in real estate and real estate related debt investments.
2)	Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets.

3)	Hybrid funds:
a)	Hybrid hedge funds, which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers; and

b)	Hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, and a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property).
4)	Principal investments in the above described funds.
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
On January 17, 2007, Nomura Investment Managers U.S.A Inc. (“Nomura”) completed a transaction (the “Nomura Transaction”) whereby it purchased 55,071,450 Class A shares of the Registrant and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units, which then represented 15% of Fortress Operating Group’s economic interests, from the Principals. On February 8, 2007, the Registrant completed an initial public offering (“IPO”) of 39,428,900 of its Class A shares.
Financial Statement Guide

Selected Financial Statement	Note
Captions	Reference	Explanation

Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income earned from Fortress Funds which are expected to be received in the short term.

Investments in Equity Method Investees	3	The carrying value of Fortress’s principal investments in the Fortress Funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)

Selected Financial Statement	Note
Captions	Reference	Explanation

Options in Affiliates	3	The fair value of common stock options received from the Castles.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Income Statement

Management Fees from Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Incentive Income from Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Other Investments	N/A	Subsequent to the IPO, the result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles and GAGFAH).

Tax Receivable Agreement Liability Reduction	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of Fortress Funds resulting from its principal investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)

Selected Financial Statement	Note
Captions	Reference	Explanation

Income Tax Benefit (Expense)	5	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	6	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group. This amount is disclosed in order to provide a net income (loss) which relates only to Fortress’s Class A shareholders.
Earnings Per Share	8	GAAP earnings per Class A share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

Other

Distributions	8	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	10	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.
The accompanying consolidated and combined financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2008 and notes thereto included in Fortress’s annual report on Form 10-K filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated and combined financial statements for the year ended December 31, 2008.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
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
The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.
Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2009	2008
Private Equity
Private Equity Funds
Management fees — affil.	$37,669	$39,808
Incentive income — affil.	—	34,640

Castles
Management fees — affil.	11,390	12,937
Incentive income — affil.	—	12
Management fees — non-affil. (A)	646	882

Liquid Hedge Funds
Management fees — affil.	22,604	52,647
Incentive income — affil.	—	2,492
Management fees — non-affil. (A)	25	72
Incentive income — non-affil. (A)	—	203

Hybrid Funds
Hybrid Hedge Funds
Management fees — affil.	27,908	36,656
Incentive income — affil.	—	—
Management fees — non-affil. (A)	215	189
Incentive income — non-affil. (A)	822	—

Hybrid PE Funds
Management fees — affil.	6,081	2,009
Incentive income — affil.	—	—

Total
Management fees — affil.	$105,652	$144,057
Incentive income — affil. (B)	$—	$37,144
Management fees — non-affil. (A)	$886	$1,143
Incentive income — non-affil. (A)	$822	$203

(A)	Included in Other Revenues on the statement of operations.

(B)	See “Deferred Incentive Income” below.
Deferred Incentive Income
Incentive income from certain Fortress Funds, primarily private equity funds and hybrid PE funds, is received when such funds realize profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Incentive income from certain Fortress Funds, primarily hybrid hedge funds, as well as liquid hedge funds beginning in the second quarter of 2009, is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2009 and 2008. As a result of not achieving incentive income thresholds, if the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, no additional incentive income from affiliates would have been recognized during the three months ended March 31, 2009 or 2008. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.
Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

				Undistributed net of
	Distributed-	Distributed-	Distributed-	intrinsic clawback
	Gross	Recognized (A)	Unrecognized (B)	(C) (D)
Deferred incentive income as of December 31, 2008	$470,798	$(307,163)	$163,635	$(89,085)

Share of income (loss) of Fortress Funds	—	—	—	(15,022)

Recognition of previously deferred incentive income	—	—	—	—

Deferred incentive income as of March 31, 2009	$470,798	$(307,163)	$163,635	$(104,107)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At March 31, 2009, the undistributed incentive income is comprised of $25.3 million of gross undistributed incentive income, net of $129.4 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on March 31, 2009 at their net asset values.

(D)	From inception to March 31, 2009, Fortress has paid $137.7 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $19.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $25.3 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $10.0 million of compensation expense.
Private Equity Funds and Hybrid PE Funds
During the three months ended March 31, 2009, Fortress did not form any new private equity funds or hybrid PE funds.
Unrealized losses in a significant portion of Fortress’s private equity funds and hybrid PE funds have resulted in higher future returns being required before Fortress earns incentive income from such funds.
In February 2009, one of the private equity Fortress Funds issued notes in the amount of $80 million. These notes bear interest at 20% per annum, payable at maturity, and mature in January 2014. The notes were offered to existing investors in proportion to their ownership of the fund’s equity and Fortress consequently subscribed to and received $0.5 million of these notes, which are recorded as part of Fortress’s investment in such fund. In addition, the Principals concurrently acquired $4.7 million of these notes.
In March 2009, one of the private equity Fortress Funds which was formed as a coinvestment fund to invest solely in GAGFAH (XETRA: GFJ), was liquidated and distributed all of its shares in GAGFAH to its investors, including Fortress. As a result, Fortress received 5.7 million shares of GAGFAH valued at $28.2 million as of March 31, 2009. Fortress elected to account for these shares at fair value pursuant to SFAS 159.
Liquid Hedge Funds and Hybrid Hedge Funds
During the three months ended March 31, 2009, Fortress did not form any new hedge funds.
Historical redemptions during the periods, including affiliates, have been as follows:

	Liquid Hedge Funds		Hybrid Hedge Funds
	Redemption Notices		Redemption Notices
Three Months Ended March 31,	Received	Redemptions Paid	Received	Redemptions Paid
2009	$582,785	$2,801,035	$—	$141,092
2008	$8,587	$138,862	$—	$549,315

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
The differences between notices received and redemptions paid are a result of timing (notices received prior to quarter end, paid afterwards) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.
As a result of not meeting the incentive income thresholds with respect to current investors, the incentive income from a significant portion of the capital invested in Fortress’s liquid and hybrid hedge funds has been discontinued for an indeterminate period of time. Returns earned on capital from new investors continue to be incentive income eligible.
3. INVESTMENTS IN EQUITY METHOD INVESTEES AND OTHER EQUITY INVESTMENTS
Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.
Investments in Equity Method Investees
Fortress holds investments in certain Fortress Funds which are recorded based on the equity method of accounting. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities as described below, plus any receivables from such entities as described in Note 6. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2009	2008	2009	2008
Private equity funds, excluding NIH (A)	$450,578	$455,691	$(32,308)	$(41,459)
NIH	3,382	3,666	(279)	1,059
Castles (B)	1,027	1,171	N/A	N/A

Total private equity	454,987	460,528	(32,587)	(40,400)

Liquid hedge funds (C)	28,777	29,338	1,012	963

Hybrid hedge funds	183,527	185,676	(2,149)	(10,823)
Hybrid PE funds	88,516	96,610	(1,528)	1,130

Total hybrid funds	272,043	282,286	(3,677)	(9,693)

Other	4,173	2,230	403	1

	$759,980	$774,382	$(34,849)	$(49,129)

(A)	Includes Fortress’s $28.2 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to SFAS 159.

(C)	Of this amount, $15.0 million was redeemed on April 1, 2009.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2009
	Private Equity			Liquid	Hybrid
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$3,666	$455,691	$1,171	$29,338	$185,676	$96,610	$2,230	$774,382
Earnings from equity method investees	(279)	(32,308)	N/A	1,012	(2,149)	(1,528)	403	(34,849)
Other comprehensive income from equity method investees	(5)	—	N/A	—	—	(462)	—	(467)
Contributions to equity method investees	—	29,102	N/A	—	—	3,986	1,560	34,648
Distributions of earnings from equity method investees	—	—	N/A	—	—	—	(11)	(11)
Distributions of capital from equity method investees	—	(198)	N/A	(1,573)	—	(10,090)	(9)	(11,870)

Total distributions from equity method investees	—	(198)	N/A	(1,573)	—	(10,090)	(20)	(11,881)

Mark to fair value — during period (C)	N/A	(981)	(132)	N/A	N/A	N/A	N/A	(1,113)
Translation adjustment	—	(728)	(12)	—	—	—	—	(740)

Investment, ending (D)	$3,382	$450,578	$1,027	$28,777	$183,527	$88,516	$4,173	$759,980

Ending balance of undistributed earnings	$776	$—	N/A	$87	$301	5,859	$392	$7,415

(A)	Includes Fortress’s $28.2 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to SFAS 159.

(C)	Recorded to Other Investments — Net Unrealized Gains (Losses) from Affiliate Investments.

(D)	Of this amount, $15.0 million was redeemed on April 1, 2009 from the liquid hedge fund.
The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

			Newcastle Investment Holdings LLC
	Private Equity Funds excluding NIH		(“NIH”)
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008

Assets	$8,693,410	$9,362,237	$268,891	$278,161
Liabilities	(856,169)	(1,058,392)	(212,065)	(215,416)

Equity	$7,837,241	$8,303,845	$56,826	$62,745

Fortress’s Investment (A)	$450,578	$455,691	$3,382	$3,666

Ownership (B)	5.7%	5.5%	4.8%	4.8%

	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Revenues and gains (losses) on investments	$(767,348)	$(1,178,032)	$(1,021)	$30,363
Expenses	(121,035)	(103,852)	(4,474)	(7,398)

Net Income (Loss)	$(888,383)	$(1,281,884)	$(5,495)	$22,965

Fortress’s equity in net income (loss)	$(32,308)	$(41,459)	$(279)	$1,059

(A)	Includes Fortress’s $28.2 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Hybrid Hedge Funds		Hybrid PE Funds (C)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008

Assets	$5,099,120	$7,819,859	$10,518,758	$10,803,738	$4,486,562	$4,103,809
Liabilities	(634,141)	(540,204)	(4,153,920)	(4,407,170)	(2,187,367)	(1,517,607)
Minority interest	—	—	(38,242)	(29,922)	—	—

Equity	$4,464,979	$7,279,655	$6,326,596	$6,366,646	$2,299,195	$2,586,202

Fortress’s Investment (A)	$28,777	$29,338	$183,527	$185,676	$88,516	$96,610

Ownership (B)	0.6%	0.4%	2.9%	2.9%	3.8%	3.7%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Revenues and gains (losses) on investments	$158,965	$106,405	$172,679	$(123,468)	$(18,429)	$23,413
Expenses	(48,119)	(156,539)	(77,849)	(109,619)	(31,590)	(6,658)

Net Income (Loss)	$110,846	$(50,134)	$94,830	$(233,087)	$(50,019)	$16,755

Fortress’s equity in net income (loss)	$1,012	$963	$(2,149)	$(10,823)	$(1,528)	$1,130

(A)	Of this amount, $15.0 million was redeemed on April 1, 2009 from the liquid hedge funds.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(C)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for December 31, 2008 and 2007, respectively, and the periods then ended). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.
Investments in Variable Interest Entities
Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the three months ended March 31, 2009 which caused a change in Fortress’s accounting.
The following table presents information as of March 31, 2009 regarding entities formed during the three months ended March 31, 2009 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above. The only VIE formed during this period was not yet capitalized as of quarter end and therefore had no assets or liabilities.

Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations	Fortress Investment (A)
Hybrid PE Funds	$—	$—	$—

(A)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, which in this case is zero. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the incentive income Fortress earns from these entities.
Fair Value of Financial Instruments
The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	Fair Value
	March 31, 2009	December 31, 2008	Valuation Method
Assets — Carried at Fair Value
Newcastle, Eurocastle and GAGFAH common shares	$29,249	$1,171	Level 1 — Quoted prices in active markets for identical assets
Newcastle and Eurocastle options	$72	$39	Level 2 — Lattice-based option valuation models using significant observable inputs

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
4. DEBT OBLIGATIONS
The following table presents summarized information regarding Fortress’s debt obligations:

					March 31, 2009
	Face Amount and				Weighted	Weighted
	Carrying Value		Contractual	Final	Average	Average
	March 31,	December 31,	Interest	Stated	Funding	Maturity
Debt Obligation	2008	2008	Rate	Maturity	Cost (A)	(Years)
Credit agreement (B)
Revolving debt (C)	$54,041	$104,041	LIBOR + 2.50% (D)	May 2012	3.04%	3.11
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.20%	2.40
Delayed term loan (C)	200,000	275,000	LIBOR + 2.50%	May 2012	3.11%	0.77

Total	$604,041	$729,041			3.16%	1.92

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.48%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $11.4 million was undrawn on the revolving debt facility as of March 31, 2009. The revolving debt facility includes a $25 million letter of credit subfacility of which $9.6 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $1.0 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $5.2 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.
On March 12 and March 13, 2009, Fortress entered into amendments to its credit agreement. The amendments, among other things: (i) modified the financial covenants by (a) amending the amount of required management fee earning assets to $22 billion as of the end of each fiscal quarter through December 31, 2009 and $20 billion as of the end of each fiscal quarter thereafter; (b) reducing the amount of investment assets required as of any point in time to an amount equal to the term loans and revolving loans (including outstanding letters of credit) then outstanding; (c) changing the required Consolidated Leverage Ratio to 3.5 to 1.0 for the remainder of the term of the credit agreement; (ii) increased the rate on LIBOR loans to LIBOR + 2.50 (and Base Rate loans to the prime rate plus 1.50%); (iii) reduced the revolving credit facility commitments to $75 million; (iv) established an annual requirement, beginning in 2010, that outstanding loans be prepaid in an amount equal to 75% of Free Cash Flow (as defined in the agreement) generated during the previous year; (v) increased the amount of Fortress’s scheduled amortization payments (the amortization schedule now requires the following payments: $50 million in July 2009, $25 million in each of October 2009 and January, April, July and October 2010, and $75 million in January 2011); (vi) established a requirement that 50% of the net proceeds from any equity issuance by the Fortress Operating Group be applied to prepay outstanding term loans; (vii) reduced the amount of certain types of distributions Fortress can make to equity holders of the Fortress Operating Group and, in turn, Fortress’s Class A shareholders, and (viii) provided that the dissolution or termination of specified material funds would not constitute an event of default. In connection with the amendment, Fortress prepaid $75 million of outstanding term loans and $50 million of outstanding revolving facility loans.
To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 55% and 60% of face value at March 31, 2009.
Fortress was in compliance with all of its debt covenants as of March 31, 2009. The following table sets forth the financial covenant requirements as of March 31, 2009 (dollars in millions).

	Requirement		Actual
AUM	≥ $	22,000	$26,538

Consolidated Leverage Ratio	≤	3.50	1.98

Required Investment Assets	≥ $	614	$731

Fortress Fund Investments	≥ $	245	$394

Total Investments	≥ $	368	$521

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
5. INCOME TAXES AND TAX RELATED PAYMENTS
For the three months ended March 31, 2009, an estimated annual effective tax rate of 0.62% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.
The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2009	2008
Current
Federal income tax	$814	$2,654
Foreign income tax	411	637
State and local income tax	2,127	3,682

	3,352	6,973

Deferred
Federal income tax expense (benefit)	(1,518)	1,291
Foreign income tax expense (benefit)	(96)	166
State and local income tax expense (benefit)	(2,145)	(1,178)

	(3,759)	279

Total expense (benefit)	$(407)	$7,252

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2009	December 31, 2008
Total deferred tax assets	$507,723	$504,017
Valuation allowance	(96,067)	(95,951)

Net deferred tax assets	$411,656	$408,066

Total deferred tax liabilities (A)	$482	$592

(A)	Included in Other Liabilities.
For the three months ended March 31, 2009, a deferred income tax provision of $0.11 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.01 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSUs (Note 7), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.
Tax Receivable Agreement
Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2009, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $3.9 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES
Affiliate Receivables and Payables
Due from affiliates was comprised of the following:

	Private Equity			Hybrid
			Liquid Hedge	Hedge
March 31, 2009	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income	$28,014	$3,933	$127	$1,300	$6,080	$—	$39,454
Expense reimbursements	7,957	2,960	2,708	3,371	3,726	—	20,722
Dividends and distributions	1,509	—	—	—	—	—	1,509
Other	166	—	—	—	509	1,828	2,503

Total	$37,646	$6,893	$2,835	$4,671	$10,315	$1,828	$64,188

	Private Equity			Hybrid
			Liquid Hedge	Hedge
December 31, 2008	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income	$7,833	$4,094	$329	$1,285	$6,907	$—	$20,448
Expense reimbursements	6,289	2,734	1,211	2,115	3,536	—	15,885
Dividends and distributions	—	89	—	—	—	—	89
Other	1	—	—	—	—	2,081	2,082

Total	$14,123	$6,917	$1,540	$3,400	$10,443	$2,081	$38,504

Due to affiliates was comprised of the following:

	March 31, 2009	December 31, 2008
Principals
- Tax receivable agreement — Note 5 (A)	$338,765	$338,649
- Distributions payable on Fortress Operating Group units	—	—
Other	11,615	7,616

	$350,380	$346,265

(A)	Includes $17.4 million due currently with respect to the tax return filed for the tax year ended December 31, 2007.
Other Related Party Transactions
For the three months ended March 31, 2009 and 2008, Other Revenues included approximately $1.7 million and $0.7 million, respectively, of revenues from affiliates.
Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the three months ended March 31, 2009 and 2008, these expenses, mainly related to subscriptions to market data services, approximated $2.9 million and $5.3 million, respectively.
In February 2007, we entered into an agreement with two employees who were departing from Fortress to form their own investment management company. We received a minority ownership interest in the management company, which receives management fees and incentive income from all funds formed by such company, and as part of the transaction a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions (of which that Fortress Fund has invested approximately $100 million as of April 2009). In December 2008, the Fortress Fund agreed to eliminate its $100 million unfunded commitment and provide that fund with a $25 million revolving credit facility.
In March 2009, a private equity Fortress Fund repaid in full the remaining $14.4 million of non-dividend bearing preferred equity it had issued to three of the Principals.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Principals’ and Others’ Interests in Consolidated Subsidiaries
These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.
This balance sheet caption was comprised of the following:

	March 31, 2009	December 31, 2008
Principals’ Fortress Operating Group units	$46,950	$47,305
Employee interests in majority owned and controlled fund advisor and general partner entities	22,285	23,981
Other	829	176

Total	$70,064	$71,462

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended March 31,
	2009	2008
Principals’ Fortress Operating Group units	$(219,623)	$(208,877)
Employee interests in majority owned and controlled fund advisor and general partner entities	28	139
Other	73	469

Total	$(219,522)	$(208,269)

In December 2007, the FASB issued SFAS No. 160 “Accounting for Noncontrolling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
7. EQUITY-BASED AND OTHER COMPENSATION
Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended March 31,
	2009	2008
Equity-based compensation, per below	$53,045	$28,425
Profit-sharing expense, per below	3,605	21,818
Discretionary bonuses	22,859	44,457
Other payroll, taxes and benefits	29,727	32,319

	$109,236	$127,019

Equity-Based Compensation
The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2008	40,865,316	$16.53	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75

Issued	—	—	—	—	28,890	2.25	—	—

Forfeited	(196,759)	14.54	(705,885)	14.93	—	—	—	—

Outstanding as of March 31, 2009 (B)	40,668,557	$16.54	7,894,982	$14.83	138,064	$14.52	31,000,000	$13.75

	Three Months Ended March 31,
	2009	2008
Expense incurred (B)
Employee RSUs	$24,423	$26,572
Non-Employee RSUs	4,461	(10)
Restricted Shares	148	149
LTIP	1,696	1,714
RPUs	22,317	—

Total equity-based compensation expense	$53,045	$28,425

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of March 31, 2009 for awards granted to non-employees was $2.51, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $800.8 million, with a weighted average recognition period of 3.87 years. This does not include amounts related to the Principals Agreement.
When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Profit Sharing Expense
Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2009	2008
Private equity funds (A)	$(15)	$4,971
Castles (A)	(137)	1,128
Liquid hedge funds	2,564	13,425
Hybrid hedge funds	1,193	2,055
Other	—	239

Total	$3,605	$21,818

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.
8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351	94,500,350	94,500,350
Fully vested restricted Class A share units with dividend equivalent rights	631,260	631,260	394,286	394,286
Fully vested restricted Class A shares	70,632	70,632	—	—
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	95,202,243	95,202,243	94,894,636	406,966,186

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(67,159)	$(67,159)	$(68,917)	$(68,917)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(359)	(359)	—	—
Dividend equivalents declared on non-vested restricted Class A share units	—	—	(1,117)	(1,117)
Dilution in earnings of certain equity method investees	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—	—	(233,023)

Net income (loss) available to Class A shareholders	$(67,518)	$(67,518)	$(70,034)	$(303,057)

Weighted average shares outstanding	95,202,243	95,202,243	94,894,636	406,966,186

Basic and diluted net income (loss) per Class A share	$(0.71)	$(0.71)	$(0.74)	$(0.74)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units
Three months ended:
March 31, 2009	25,347,250
March 31, 2008	27,817,295

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.
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
Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2009	2008
Class A shares (public shareholders)	94,500,351	94,500,350
Restricted Class A shares (directors)	135,496	97,296
Restricted Class A share units (employees) (A)	631,260	394,286
Restricted Class A share units (employees) (B)	22,955,132	23,765,492
Fortress Operating Group units (Principals)	312,071,550	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	—

Total	461,293,789	430,828,974

	As of March 31, 2009	As of December 31, 2008
Class A shares (public shareholders)	94,500,351	94,500,351
Restricted Class A shares (directors)	138,064	109,174
Restricted Class A share units (employees) (A)	631,260	631,260
Restricted Class A share units (employees) (B)	22,955,132	22,955,132
Fortress Operating Group units (Principals)	312,071,550	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	461,296,357	461,267,467

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.
Dividends and distributions during the three months ended March 31, 2009 are summarized as follows:

		Current Year
	Declared in Prior Year,	Declared and	Declared but not
	Paid Current Year	Paid	yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	—	963	—	963
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	—	96	—	96

Total distributions	$—	$1,059	$—	$1,059

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made distributions to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
The following table summarizes our comprehensive income (loss) (net of taxes) for the three months ended March 31, 2008:

		Impact to Principals’
	Impact to Total	and Others’ Interests
	Fortress	in Equity of
	Shareholders’	Consolidated	Impact to
	Equity	Subsidiaries	Total Equity
Net income (loss)	$(68,917)	$(208,269)	$(277,186)
Foreign currency translation	533	(138)	395
Comprehensive income (loss) from equity method investees	(1)	(4)	(5)

Total comprehensive income (loss)	$(68,385)	$(208,411)	$(276,796)

9. COMMITMENTS AND CONTINGENCIES
Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2007.
Private Equity Fund and Hybrid PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $132.4 million as of March 31, 2009. These commitments can be drawn by the funds on demand.
Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.
Minimum future rent payments under these leases is as follows:

April 1 to December 31, 2009	$13,763
2010	21,332
2011	11,530
2012	10,893
2013	10,874
2014	10,311
Thereafter	21,691

Total	$100,394

Rent expense recognized on a straight-line basis during the three months ended March 31, 2009 and 2008 was $4.9 million and $4.8 million, respectively, and was included in General, Administrative and Other Expense.
Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2009, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
10. SEGMENT REPORTING
Fortress conducts its management and investment business through the following six primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid private equity (“PE”) funds, and (vi) principal investments in these funds as well as cash that is available to be invested. Due to the increased significance of the hybrid PE funds segment, it has been disaggregated from the private equity fund segment in this period and for all periods presented.
“Distributable earnings” is a measure of operating performance used by management in analyzing its segment and overall results. For the existing Fortress businesses it is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:
Incentive Income
(i)	a.	for Fortress Funds which are private equity funds and hybrid PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,
b.	for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,
Other Income
(ii)	with respect to income from certain principal investments and certain other interests that cannot be readily transferred or redeemed:
a.	for equity method investments in the private equity funds and hybrid PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in the Castles,
c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds and hybrid PE funds,
d.	subtracting unrealized gains (or adding unrealized losses) on direct investments in publicly traded portfolio companies and in the Castles,
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
(viii)	adding back income tax benefit or expense and any expense recorded in connection with the tax receivable agreement (Note 5).
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Distributable Earnings Impairment
Investment Impairment for DE purposes
Fortress had the following direct and indirect investments in private equity funds, Castles and hybrid PE funds as of March 31, 2009:

						Three Months Ended
	Fortress	Fortress		% Below	Periods	Mar 31, 2009
	Share of	Cost		Cost	in	DE Impairment
Fund	NAV	Basis (A)	Deficit	Basis	Deficit	Recorded	Notes
Main Funds
Fund I	$159	$—	N/A		N/A	$—
Fund II	2,317	2,565	(248)	(10%)	2 Quarters	(248)	(B	)
Fund III and Fund III CO	4,798	5,030	(232)	(5%)	4 Quarters	(232)	(B	)
Fund IV and Fund IV CO	98,747	104,931	(6,184)	(6%)	6 Quarters	(6,184)	(B	)
Fund V and Fund V CO	34,926	40,479	(5,553)	(14%)	6 Quarters	(5,553)	(B	)
Mortgage Opportunities Funds	3,097	3,615	(518)	(14%)	4 Quarters	(518)	(B	)
Long Dated Value Funds	19,277	17,792	N/A		N/A	—
Real Assets Funds	17,264	12,586	N/A		N/A	—
Credit Opportunities Funds	11,157	11,747	(590)	(5%)	4 Quarters	(562)	(B	)
Single Investment Funds and Investments (combined)
GAGFAH (XETRA: GFJ)	33,866	39,682	(5,816)	(15%)	4 Quarters	(6,588)	(B	)
Brookdale (NYSE: BKD)	9,637	10,386	(749)	(7%)	6 Quarters	(749)	(B	)
Aircastle (NYSE: ACT)	318	366	(48)	(13%)	2 Quarters	—
Private investment #1	43,064	53,066	(10,002)	(19%)	4 Quarters	(10,002)	(B	)
Private investment #2	590	1,273	(683)	(54%)	5 Quarters	(683)	(B	)
Private investment #3	242,945	275,705	(32,760)	(12%)	6 Quarters	—	(C	)
Other	25,473	35,028	(9,555)	(27%)	Various	(760)	(D	)
Castles
Eurocastle (EURONEXT: ECT)	360	309	N/A		4 Quarters	—
Newcastle (NYSE: NCT)	667	862	(195)	(23%)	3 Quarters	(195)	(B	)

Total	$548,662	$615,422	$(73,133)			$(32,274)

(A)	Before impairment taken at March 31, 2009.

(B)	The investments in these funds were impaired in prior quarters. Further downward movement in underlying estimated fair values has resulted in additional required impairment.

(C)	This fund is a single asset fund invested in a railroad and commercial real estate company. The net asset value of this investment is only 13% below Fortress’s basis and the fund’s life extends to 2017. Fortress anticipates that this value will recover during the fund’s life and has the intent and ability to hold its investment until recovery. As a result, Fortress’s CODM has determined that this decline in value does not meet the definition of other than temporary impairment at this time.

(D)	This primarily represents indirect investments in funds through hedge fund special investment accounts, including Fortress Funds not represented individually in the table as well as funds managed by third parties. Fortress’s CODM has analyzed each of these investments individually and recorded other than temporary impairment where it was deemed appropriate.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Clawback Reserve on Incentive Income for DE Purposes
Fortress had recognized incentive income for DE purposes from the following private equity funds and hybrid PE funds, which are subject to contingent clawback, as of March 31, 2009:

									Three Months Ended
	Incentive	No Longer	Subject to	Intrinsic	Employee		Prior Net	Periods	March 31, 2009
	Income	Subject to	Clawback	Clawback	Portion	Net	DE Reserves	in Intrinsic	Gross DE Reserve
Fund	Received	Clawback	(A)	(B)	(C)	Clawback	Taken (D)	Clawback	Recorded (D)	Notes

Fund I	$308,633	$296,882	$11,751	$—	$—	$—	$—	N/A	$—	(E)
Fund II	254,688	113,872	140,816	46,742	17,312	29,430	(25,842)	2 Quarters	—	(F)
Fund III	72,483	—	72,483	72,483	27,375	45,108	(45,108)	5 Quarters	—	(G)
FRID	16,739	—	16,739	16,739	6,698	10,041	(10,041)	7 Quarters	—	(G)

Total	$652,543	$410,754	$241,789	$135,964	$51,385	$84,579	$(80,991)		$—

(A)	Includes deferred incentive income from the consolidated balance sheet plus the maximum payment under the guarantee, in both cases gross of promote related to non-fee paying investors (affiliates).

(B)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date. It has not been reduced for any tax related effects.

(C)	Employees who have received profit sharing payments in connection with private equity or hybrid PE incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).

(D)	Net of promote related to non-fee paying investors (affiliates).

(E)	This fund had significant unrealized gains at March 31, 2009. As a result, the CODM determined that no reserve for clawback was required.

(F)	The net intrinsic clawback in this fund, after the employee portion, in excess of previously recorded reserves was approximately $3.6 million at March 31, 2009. Increases in the values of underlying investments have reversed this excess subsequent to March 31, 2009. As a result, no further reserve was deemed necessary.

(G)	The potential clawback on these funds has been fully reserved in prior quarters.
Impairment Determination
Fortress has recorded a total of approximately $32.3 million of impairment and reserves for DE purposes on certain private equity funds and hybrid PE funds as described above for DE purposes during the three months ended March 31, 2009. Fortress expects aggregate returns on its other private equity funds and hybrid PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2009 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $45.2 million.
Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)

March 31, 2009 and the Three Months Then Ended

			Liquid	Hybrid
	Private Equity		Hedge	Hedge	PE	Principal			Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated		Subtotal
Segment revenues
Management fees	$37,631	$11,911	$22,629	$28,123	$6,081	$—	$—		$106,375
Incentive income	—	—	—	822	—	—	—		822

Segment revenues — total	$37,631	$11,911	$22,629	$28,945	$6,081	$—	$—		$107,197

Pre-tax distributable earnings	$29,289	$3,989	$5,975	$2,904	$2,233	$(35,034)	$(151)		$9,205

Total segment assets	$36,137	$6,910	$2,860	$4,800	$10,315	$804,208	$493,696		$1,358,926

							(A	)

					GAAP
	Fortress	Reconciliation	Fortress	Principals	Net Income
	Subtotal	to GAAP	Consolidated*	and Others	(Loss)
Revenues	$107,197	$15,099	$122,296

Pre-tax distributable earnings / net income (loss)	$9,205	$(76,364)	$(67,159)	$(219,522)	$(286,681)

Total assets	$1,358,926	$13,577	$1,372,503

(A) Unallocated assets include deferred tax assets of $411.7 million.
March 31, 2008

			Liquid	Hybrid
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$39,771	$13,694	$52,719	$36,844	$2,009	$—	$—	$145,037
Incentive income	28,741	12	2,695	425	—	—	—	31,873

Segment revenues — total	$68,512	$13,706	$55,414	$37,269	$2,009	$—	$—	$176,910

Pre-tax distributable earnings	$50,056	$4,276	$14,731	$2,048	$(112)	$(13,330)	$38	$57,707

					GAAP
	Fortress	Reconciliation	Fortress	Principals	Net Income
	Subtotal	to GAAP	Consolidated*	and Others	(Loss)
Revenues	$176,910	$23,970	$200,880

Pre-tax distributable earnings / net income (loss)	$57,707	$(126,624)	$(68,917)	$(208,269)	$(277,186)

*     Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Reconciling items between segment measures and GAAP measures:

	March 31, 2009 and
	the Three Months then	Three Months Ended
	Ended	March 31, 2008
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$163	$163
Adjust incentive income	—	5,899
Adjust income from the receipt of options	—	—

Other revenues*
Adjust management fees from non-affiliates	(886)	(1,143)
Adjust incentive income from non-affiliates	(822)	(628)
Adjust other revenues (including expense reimbursements)	16,644	19,679

	14,936	17,908

Total adjustments	$15,099	$23,970

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income (loss)**
Adjust incentive income
Incentive income received from private equity funds and hybrid
PE funds, subject to contingent repayment	$—	$(26,077)
Incentive income accrued from private equity funds and hybrid
PE funds, no longer subject to contingent repayment	—	31,959
Incentive income received from private equity funds and hybrid
PE funds, not subject to contingent repayment	—	17
Incentive income received from hedge funds, subject to annual performance achievement	—	—
Reserve for clawback, gross (see discussion above)	—	—

	—	5,899
Adjust other income
Distributions of earnings from equity method investees***	—	(365)
Earnings (losses) from equity method investees***	(38,921)	(40,642)
Gains (losses) on options in equity method investees	24	(12,493)
Unrealized gains (losses) on publicly traded investments	(1,853)	(17,324)
Impairment of investments (see discussion above)	32,274	—
Adjust income from the receipt of options	—	—
	(8,476)	(70,824)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(53,044)	(35,601)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	9,648
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	(4)

	(53,044)	(25,957)
Adjust Principals’ equity-based compensation expense	(234,759)	(237,367)
Adjust Principals’ interests related to Fortress Operating Group units	219,623	208,877
Adjust tax receivable agreement liability	(55)	—
Adjust income taxes	347	(7,252)

Total adjustments	$(76,364)	$(126,624)

**	Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

***	This adjustment relates to all of the Castles, private equity and hybrid PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—
Adjust equity investments from cost	(11,135)
Adjust investments gross of employee portion	24,640
Adjust option investments from intrinsic value	72

Total adjustments	$13,577

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
Fortress’s depreciation expense by segment was as follows:

			Liquid	Hybrid
	Private Equity		Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Unallocated	Total
Three Months Ended March 31,
2009	$284	$169	$611	$696	$107	$774	$2,641
2008	$229	$192	$728	$772	$30	$485	$2,436
11. SUBSEQUENT EVENTS
These financial statements include a discussion of material events which have occurred subsequent to March 31, 2009 (referred to as “subsequent events”) through May 11, 2009. Events subsequent to that date have not been considered in these financial statements.
On May 5, 2009, consolidated affiliates of Fortress executed several agreements to become the investment manager of certain investment funds currently managed by D.B. Zwirn & Co., L.P. (the “Zwirn Funds”) and to effect other related transactions. Consummation of these transactions is currently anticipated to occur in the second quarter of 2009 subject to the satisfaction of various conditions, including the approval of investors in certain of the Zwirn funds. As of May 5, 2009, the Zwirn Funds managed approximately $2 billion of assets.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
NOTE 12 — CONSOLIDATING FINANCIAL INFORMATION
The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended, March 31, 2009.
Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.
The consolidating balance sheet information is as follows:

	As of March 31, 2009
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Combined	Consolidated (A)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$42,541	$767	$—	$43,308
Due from affiliates	64,188	—	—	64,188
Investments
Equity method investees	759,980	20,320	(20,320)	759,980
Options in affiliates	72	—	—	72
Deferred tax asset	10,280	401,376	—	411,656
Other assets	88,733	4,566	—	93,299

	$965,794	$427,029	$(20,320)	$1,372,503

Liabilities and Shareholders’ Equity

Liabilities
Accrued compensation and benefits	$42,679	$—	$—	$42,679
Due to affiliates	11,615	338,765	—	350,380
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	604,041	—	—	604,041
Other liabilities	59,333	—	—	59,333

	881,303	338,765	—	1,220,068
Commitments and Contingencies

Equity
Paid-in capital	1,918,740	663,848	(1,918,740)	663,848
Retained earnings (accumulated deficit)	(1,850,576)	(580,538)	1,850,576	(580,538)
Accumulated other comprehensive income (loss)	(6,787)	(939)	6,787	(939)

Total Fortress shareholders’ equity (B)	61,377	82,371	(61,377)	82,371

Principals’ and others’ interests in equity of consolidated subsidiaries	23,114	5,893	41,057	70,064

Total Equity	84,491	88,264	(20,320)	152,435
	$965,794	$427,029	$(20,320)	$1,372,503

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2009
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Consolidated	Consolidated (A)	Eliminations	Consolidated
Revenues
Management fees from affiliates	$105,652	$—	$—	$105,652
Incentive income from affiliates	—	—	—	—
Expense reimbursements from affiliates	13,047	—	—	13,047
Other revenues	3,594	3	—	3,597

	122,293	3	—	122,296

Expenses
Interest expense	8,125	61	—	8,186
Compensation and benefits	109,236	—	—	109,236
Principals agreement compensation	234,759	—	—	234,759
General, administrative and other	17,185	—	—	17,185
Depreciation and amortization	2,641	—	—	2,641

	371,946	61	—	372,007

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(396)	—	—	(396)
Net realized gains (losses) from affiliate investments	(248)	—	—	(248)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(1,829)	—	—	(1,829)
Tax receivable agreements liability reduction	—	(55)	—	(55)
Earnings (losses) from equity method investees	(34,849)	(66,606)	66,606	(34,849)

	(37,322)	(66,661)	66,606	(37,377)

Income (Loss) Before Income Taxes	(286,975)	(66,719)	66,606	(287,088)
Income tax benefit (expense)	847	(440)	—	407

Net Income (Loss)	$(286,128)	$(67,159)	$66,606	$(286,681)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$101	$—	$(219,623)	$(219,522)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(286,229)	$(67,159)	$286,229	$(67,159)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009
(dollars in tables in thousands, except share data)
The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2009
	Fortress	Fortress		Fortress
	Operating	Investment		Investment
	Group	Group LLC	Intercompany	Group LLC
	Consolidated	Consolidated (A)	Eliminations	Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(286,128)	$(67,159)	$66,606	$(286,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,641	—	—	2,641
Other amortization and accretion	3,414	—	—	3,414
(Earnings) losses from equity method investees	34,849	66,606	(66,606)	34,849
Distributions of earnings from equity method investees	11	—	—	11
(Gains) losses from investments	2,473	—	—	2,473
Deferred incentive income	—	—	—	—
Deferred tax (benefit) expense	(2,937)	(822)	—	(3,759)
Tax receivable agreement liability reduction	—	55	—	55
Equity-based compensation	287,803	—	—	287,803
Cash flows due to changes in
Due from affiliates	(25,932)	—	—	(25,932)
Other assets	(3,317)	2,060	—	(1,257)
Accrued compensation and benefits	(108,216)	—	—	(108,216)
Due to affiliates	(1,428)	61	—	(1,367)
Deferred incentive income	—	—	—	—
Other liabilities	33,857	(1,200)	—	32,657

Net cash provided by (used in) operating activities	(62,910)	(399)	—	(63,309)

Cash Flows From Investing Activities
Contributions to equity method investees	(31,792)	—	—	(31,792)
Distributions of capital from equity method investees	10,538	292	(292)	10,538
Purchase of fixed assets	(1,110)	—	—	(1,110)
Proceeds from disposal of fixed assets	6	—	—	6

Net cash provided by (used in) investing activities	(22,358)	292	(292)	(22,358)

Cash Flows From Financing Activities
Borrowings under debt obligations	—	—	—	—
Repayments of debt obligations	(125,000)	—	—	(125,000)
Payment of deferred financing costs	(4,162)	—	—	(4,162)
Dividends and dividend equivalents paid	(292)	—	292	—
Principals’ and others’ interests in equity of consolidated subsidiaries — distributions	25	—	—	25
Principals’ and others’ interests in equity of consolidated subsidiaries — contributions	(5,225)	—	—	(5,225)

Net cash provided by (used in) financing activities	(134,654)	—	292	(134,362)

Net Increase (Decrease) in Cash and Cash Equivalents	(219,922)	(107)	—	(220,029)
Cash and Cash Equivalents, Beginning of Period	262,463	874	—	263,337

Cash and Cash Equivalents, End of Period	$42,541	$767	$—	$43,308

(A)	Other than Fortress Operating Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tables in thousands except as otherwise indicated and per share data)
The following discussion should be read in conjunction with Fortress Investment Group’s consolidated financial statements and the related notes (referred to as “consolidated financial statements” or “historical consolidated financial statements”) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
General
Our Business
Fortress is a leading global alternative asset manager with approximately $26.5 billion in AUM as of March 31, 2009. We raise, invest and manage private equity funds, liquid hedge funds and hybrid funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.
As of March 31, 2009, we managed alternative assets in three core businesses:
Private Equity — a business that manages approximately $13.2 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.
Liquid Hedge Funds — a business that manages approximately $4.8 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.
Hybrid Funds — a business that manages approximately $8.5 billion of AUM comprised of two business segments: (i) hybrid hedge funds which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers; and (ii) hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, and a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property).
In addition, we treat our principal investments in these funds as a distinct business segment.
Managing Business Performance
We conduct our management and investment business through the following six primary segments: (i) private equity funds, (ii) Castles (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid private equity (“PE”) funds, and (vi) principal investments in those funds as well as cash that is available to be invested. These segments are differentiated based on the varying investment strategies of the funds we manage in each segment.
The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments.
Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals) and income tax expense.
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
Many market participants have become increasingly uncertain about the health of a number of financial institutions as well as the financial system in general. Continuing write-downs and capital related issues in the financial services industry have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing of Fannie Mae, Freddie Mac and AIG under its supervision, the government’s increasing its equity investment in Citigroup, and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. These events have impacted the credit and equity markets and global economy in a number of ways (some of which are discussed in more detail below under “-The strength and liquidity of the U.S. and global equity and debt markets”). In addition, certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. The consolidation and elimination of counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates. Moreover, the insolvency of Lehman Brothers affected some of our funds in various ways. For example, some of our hedge funds had prime brokerage accounts with Lehman Brothers, and Lehman Brothers was the counterparty on a number of these funds’ derivatives, repurchase agreements and other financial instruments. These funds are working to close out such arrangements, and we do not currently expect losses as a result of the Lehman insolvency to have a material effect on the net asset value of any Fortress Fund or on Fortress. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Additional failures of financial institutions, particularly those who serve as counterparties to our financing arrangements, would have a meaningfully negative impact on the financial markets in which we operate and could have a meaningfully negative impact on Fortress and one or more of our funds.
The strength and liquidity of the U.S. and global equity and debt markets.
Strong equity market conditions enable our private equity funds and hybrid PE funds to increase the value, and effect realizations, of their portfolio company investments. In addition, strong equity markets make it generally easier for our funds that invest in equities to generate positive investment returns. The condition of debt markets also has a meaningful impact on our business. Several of our funds make investments in debt instruments, which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make investments. Our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Furthermore, we utilize debt to finance our investments in our funds and for working capital purposes.
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
The current market conditions have negatively impacted our business in several ways:
•	There currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. Furthermore, we expect that our ability to access liquidity through the raising of equity capital or the issuance of debt obligations has been limited by the current market environment. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which in turn impacts our management fees, incentive income and investment income as described below.

•	There has been a prolonged reduction in market trading activity. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents.
•	The per share market prices of the investments held by our private equity funds in public companies have decreased substantially. This, in turn, has contributed to a significant decrease in our public company surplus. A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced.
•	These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend.
•	As a result of the above factors:
•	We did not pay a dividend on our Class A shares for the third quarter of 2008 through the first quarter of 2009. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.
•	Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the three months ended March 31, 2009, we have taken $32.3 million of impairments and reserves related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund and hybrid PE fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $45.2 million. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees of $34.8 million in 2009. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% — 3% of the decline in aggregate fund NAV. See “- Fee Paying Assets Under Management” below for a table summarizing our AUM.
•	Our liquid hedge funds received a total of $0.6 billion in redemption requests, including affiliates, for the three months ended March 31, 2009. These redemptions will directly impact the management fees we receive in 2009 from such funds (which pay management fees of between 2% — 3% of AUM). Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. The 2009 notice date for the hybrid hedge funds has not yet occurred.
•	As a result of not meeting the incentive income thresholds with respect to such funds’ current investors, the incentive income from substantially all of our liquid and hybrid hedge funds has been discontinued for an indefinite period of time. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in substantially all of our private equity funds and hybrid PE funds have resulted in significantly higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We do not expect to earn a substantial amount of incentive income in 2009.
•	The current ratio of our distributable earnings to our AUM is lower than it has been historically, and it is reasonably likely that the future ratios may also be below historic levels for an indeterminate period of time.
•	Decreases in revenues and in the value of our principal investments could potentially affect our ability to comply with our debt covenants in the future. See “— Covenants” below.
•	We are currently focused on preserving capital and liquidity rather than making investments.
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

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rate and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in the past from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Over the past two years, spreads have widened significantly. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.
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

	Three Months Ended March 31,
	2009	2008	Variance
Revenues
Management fees from affiliates	$105,652	$144,057	$(38,405)
Incentive income from affiliates	—	37,144	(37,144)
Expense reimbursements from affiliates	13,047	14,270	(1,223)
Other revenues	3,597	5,409	(1,812)

	122,296	200,880	(78,584)

Expenses
Interest expense	8,186	10,336	(2,150)
Compensation and benefits	109,236	127,019	(17,783)
Principals agreement compensation	234,759	237,367	(2,608)
General, administrative and other expense (including depreciation and amortization)	19,826	19,006	820

	372,007	393,728	(21,721)

Other Income (Loss)
Net gains (losses) — other investments	(2,473)	(27,957)	25,484
Tax receivable agreement liability reduction	(55)	—	(55)
Earnings (losses) from equity method investees	(34,849)	(49,129)	14,280

	(37,377)	(77,086)	39,709

Income (Loss) Before Income Taxes	(287,088)	(269,934)	(17,154)
Income tax benefit (expense)	407	(7,252)	7,659

Net Income (Loss)	$(286,681)	$(277,186)	$(9,495)

Factors Affecting Our Business
During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:
•	changes in our AUM;
•	level of performance of our funds; and
•	growth of our fund management and investment platform and our compensation structure to sustain that growth.
Fee Paying Assets Under Management
We measure AUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new funds and increases in the NAVs of our hedge funds from new investor capital, our AUM has increased over the periods discussed. Recently, lower performance in our funds, coupled with redemptions in our liquid hedge funds, have caused offsetting reductions in our AUM.

Our AUM has changed for the three months ended March 31, 2009 as follows (in millions):

	Private Equity		Liquid Hedge	Hybrid
	Funds	Castles	Funds	Hedge Funds	PE Funds	Total
2009
AUM December 31, 2008	$10,307	$3,182	$7,169	$6,494	$2,302	$29,454
Capital raised (A)	—	—	9	—	—	9
Increase in invested capital	60	—	—	—	376	436
Redemptions (B)	—	—	(2,494)	(152)	—	(2,646)
Return of capital distributions	(5)	—	—	(7)	(565)	(577)
Adjustment for reset date (C)	—	—	—	—	—	—
Crystallized incentive income (D)	—	—	—	—	—	—
Income (loss) and foreign exchange (E)	(201)	(104)	125	116	(74)	(138)

AUM March 31, 2009	$10,161	$3,078	$4,809	$6,451	$2,039	$26,538

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2009. See “- Market Considerations” above.

(C)	The reset date is the date on which a private equity fund or hybrid PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(D)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(E)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.
Average Fee Paying AUM
Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and hybrid PE funds, which in connection with funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.
Management Fees
Changes in our average AUM have an effect on our management fee revenues. Depending on the timing of capital contributions in a given period, the full economic benefits of a change in AUM may not be recognized until the following period.

Performance of Our Funds
The performance of our funds has been as follows (dollars in millions):

		AUM
	Inception	March 31,		Returns (A)
Name of Fund	Date	2009	2008	Inception to March 31, 2009
Private Equity Funds
Fund I	Nov-99	$36	$36	25.6%
Fund II	Jul-02	328	143	34.3%
Fund III	Sep-04	880	1,084	(16.0)%
Fund III Coinvestment	Nov-04	106	162	(9.1)%
Fund IV	Mar-06	1,780	2,408	(21.3)%
Fund IV Coinvestment	Apr-06	412	643	(20.9)%
Fund V	May-07	4,000	4,000	(C )
Fund V Coinvestment	Jun-07	938	553	(C )
FRID	Mar-05	293	860	(29.3)%
FECI	Jun-07	532	532	(8.8)%
GAGACQ Fund	Sep-04	—	—	2.1%
GAGACQ Coinvestment Fund	Sep-04	9	25	14.2%
RIC Coinvestment Fund LP	May-06	30	143	(45.5)%
FICO	Aug-06	113	606	(74.1)%
FHIF	Dec-06	626	1,028	(19.2)%

				Returns (A)
						Inception to
				Three Months Ended March 31,		March 31, 2009
				2009	2008	(B)
Other Private Equity Funds
Mortgage Opportunities Funds I, II and III	Apr-08	78	—	(C )	N/A	(C )

Castles
Newcastle Investment Corp.	Jun-98	1,165	1,192	N/A	(22.2)%	N/A
Eurocastle Investment Limited	Oct-03	1,913	2,311	(20.6)%	6.2%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02	3,771	8,567	5.2%	(0.2)%	8.6%
Fortress Commodities Fund	Jan-08	1,028	657	(0.5)%	(C )	4.9%

Hybrid Hedge Funds
Drawbridge Special Opportunities Fund LP (D)	Aug-02	4,383	5,668	3.1%	(1.6)%	6.3%
Drawbridge Special Opportunities Fund LTD (D)	Aug-02	449	644	3.5%	(1.9)%	5.6%
Fortress Partners Fund LP	Jul-06	862	1,126	(2.0)%	(4.6)%	(7.7)%
Fortress Partners Offshore Fund LP	Nov-06	674	605	(1.4)%	(4.0)%	(8.3)%

				Returns (A)
				Inception to March 31, 2009
Hybrid PE Funds
Credit Opportunities Fund	Jan-08	914	133	(C)
Long Dated Value Fund I	Apr-05	201	191	(C)
Long Dated Value Fund II	Nov-05	207	202	0.0%
Long Dated Value Fund III	Feb-07	115	103	(C)
Long Dated Value Patent Fund	Nov-07	14	21	(C)
Real Assets Fund	Jun-07	126	91	(C)
Assets Overflow Fund	Jul-08	82	—	(C

Subtotal — all funds		26,065	33,734
Managed accounts		473	295

Total		$26,538	$34,029

(A)	Represents the following:

For private equity funds, other than the Mortgage Opportunities Funds, and hybrid PE funds, returns represent net internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.

For Castles, returns represent the return on invested equity (ROE) as reported by such entities. ROE is not reported on an inception to date basis. Newcastle’s 2009 ROE is not meaningful because Newcastle incurred a loss and had negative book equity. Eurocastle’s 2009 ROE is estimated as they have not yet finalized their first quarter results.

For liquid and hybrid hedge funds, as well as the Mortgage Opportunities Funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

(B)	For liquid hedge funds, hybrid hedge funds and the Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.

(C)	These funds were in their investment periods, or less than one year had elapsed from their inception, through the end of these years. In some cases, particularly the Mortgage Opportunities Funds, Fund V, Fund V Coinvestment and Credit Opportunities Fund, returns during these periods were significantly negative.

(D)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts which relate to December 31, 2008 redemptions.
Incentive Income
Incentive income is calculated as a percentage of profits earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Incentive income received from funds that continue to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved. The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved.
Fund Management and Investment Platform
In order to accommodate the demands of our funds’ growing investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increased number of employees, and related augmentation of systems and infrastructure. Our headcount decreased from 833 employees as of March 31, 2008 to 819 employees as of March 31, 2009. This resulted in net decreases in our compensation, office related and other personnel related expenses, although there were increases in certain businesses.
Revenues

	Three Months Ended March 31,
	2009	2008	Variance
Management fees from affiliates	$105,652	$144,057	$(38,405)
Incentive income from affiliates	—	37,144	(37,144)
Expense reimbursements from affiliates	13,047	14,270	(1,223)
Other revenues	3,597	5,409	(1,812)

Total Revenues	$122,296	$200,880	$(78,584)

For the three months ended March 31, 2009 compared with the three months ended March 31, 2008, total revenues decreased as a result of the following:
Management fees from affiliates decreased by $38.4 million primarily due to the net effect of increases (decreases) in average AUM of ($0.4) billion, ($0.5) billion, ($4.2) billion, ($1.9) billion and $1.1 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $31.9 million in management fees. In addition, management fees from affiliates decreased by $6.3 million as a result of a decrease in the average management fee percentage earned and by $1.5 million as a result of changes in foreign currency exchange rates.
Incentive income from affiliates decreased by $37.1 million as a result of a decrease in performance in our funds that resulted in no incentive income being recognized for the three months ended March 31, 2009, compared to $37.1 million of incentive income recognized from our funds for the three months ended March 31, 2008.
Expense reimbursements from affiliates decreased by $1.2 million primarily due to a decrease in compensation and benefits expenses that we have incurred for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
Other revenues decreased by $1.8 million primarily due to a decrease in interest income of $2.5 million and a net decrease of $0.2 million in fees from non-affiliates, offset by a net increase of $0.8 million in dividend income earned primarily from our direct investment in GAGFAH common stock compared to dividends earned from the Castles in the prior period.

Expenses

	Three Months Ended March 31,
	2009	2008	Variance
Interest expense	$8,186	$10,336	$(2,150)
Compensation and benefits	109,236	127,019	(17,783)
Principals agreement compensation	234,759	237,367	(2,608)
General, administrative and other (including depreciation and amortization)	19,826	19,006	820

Total Expenses	$372,007	$393,728	$(21,721)

For the three months ended March 31, 2009 compared with the three months ended March 31, 2008, total expenses decreased as a result of the following:
Interest expense decreased by $2.2 million primarily due to a combined decrease of $4.7 million due to a decrease in average interest rates and a decrease in average borrowings from the first quarter of 2008, offset by an increase of $2.8 million due to write-offs and increased amortization of deferred financing costs.
Compensation and benefits decreased by $17.8 million primarily due to a decrease in profit sharing compensation of $18.2 million and a decrease of $21.6 million in discretionary bonuses, offset by an increase in equity based compensation of $24.6 million primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit-sharing compensation decreased due largely to decreased profit from our liquid and hybrid hedge funds.
Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.
General, administrative and other expenses increased by $0.8 million, primarily as a result of an increase in professional fees and consulting fees of $2.5 million, offset by a net decrease of $1.7 million in other general expenses.
Future Compensation Expense
In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $800.8 million with a weighted average recognition period of 3.87 years. This does not include amounts related to the Principals Agreement, which is discussed above.
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
Other Income (Loss)

	Three Months Ended March 31,
	2009	2008	Variance
Net gains (losses) — other investments	$(2,473)	$(27,957)	$25,484
Tax receivable agreement liability reduction	(55)	—	(55)
Earnings (losses) from equity method investees	(34,849)	(49,129)	14,280

Total Other Income (Loss)	$(37,377)	$(77,086)	$39,709

For the three months ended March 31, 2009 compared with the three months ended March 31, 2008, total other income (loss) decreased as a result of the following:
Net (losses) — other investments decreased by $25.5 million primarily due to the recognition of an unrealized loss of $1.9 million for the three months ended March 31, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $15.5 million on our investments in our Castles and other securities and an unrealized loss of $12.7 million on our options in our Castles as a result of a decline in the relative performance of their underlying stock price for the three months ended March 31, 2008. Our investments in GAGFAH and the Castles are held at fair value pursuant to the provisions of SFAS 159.

Losses from equity method investees decreased by $14.3 million primarily due to the net effect of (i) the recognition of a $34.8 million net loss from equity method investees in 2009 as a result of losses attributable to investments in our private equity funds, liquid hedge funds, hybrid hedge funds and hybrid PE funds, compared to (ii) the recognition of a $49.1 million loss on our equity method investments for the three months ended March 31, 2008. The overall decrease in loss was primarily a result of slightly improved returns within the funds.
Income Tax Benefit (Expense)
Fortress has recorded a significant deferred tax asset, primarily in connection with the Nomura Transaction and IPO. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “- Critical Accounting Policies” below.
For the three months ended March 31, 2009, Fortress recognized income tax expense (benefit) of ($0.4 million). For the three months ended March 31, 2008, Fortress recognized income tax expense (benefit) of $7.3 million. The primary reasons for the increase in income tax benefit for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, and (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision.
Segment Analysis
Fortress conducts its management and investment business through the following six primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid private equity (“PE”) funds, and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying investment strategies. Due to the increased significance of the hybrid PE funds segment, it has been disaggregated from the private equity funds segment in this period and for all periods presented.
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
Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals) and income tax expense.
Distributable earnings is defined in Note 10 to Part I, Item 1, “Financial Statements — Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.
Private Equity Funds

	Three Months Ended March 31,
	2009	2008	Variance
Management Fees	$37,631	$39,771	$(2,140)
Incentive Income	—	28,741	(28,741)

Segment revenues — total	$37,631	$68,512	$(30,881)

Pre-tax distributable earnings	$29,289	$50,056	$(20,767)

Pre-tax distributable earnings decreased by $20.8 million primarily due to:
•	a $0.9 million net decrease in management fees. Management fees decreased by $2.1 million due to a decrease of $4.6 million primarily as a result of the net asset value of certain portfolio companies of Fund III, FRID, and special investments declining below their invested capital, partially offset by an increase of $2.5 million primarily generated by capital called for Fund V Coinvestment and Fund II after March 31, 2008. The management fee decrease of $2.1 million was partially offset by a corresponding reduction of $1.2 million in the employees’ percentage share of management fees;
•	a $18.4 million net decrease in incentive income. The decrease in incentive income is primarily attributable to a decrease in performance in the private equity funds that resulted in no incentive income (and no employee’s share of incentive income) recognized for the three months ended March 31, 2009 as compared to $28.7 million in incentive income (reduced by the employees’ share of incentive income of $10.3 million) for the three months ended March 31, 2008; and
•	a $1.4 million net increase in operating expenses primarily related to an increase in general and administrative expenses.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Three Months Ended March 31,
	2009	2008	Variance
Management Fees	$11,911	$13,694	$(1,783)
Incentive Income	—	12	(12)

Segment revenues — total	$11,911	$13,706	$(1,795)

Pre-tax distributable earnings	$3,989	$4,276	$(287)

Pre-tax distributable earnings decreased by $0.3 million primarily due to:
•	a $0.6 million net decrease in management fees. Management fees decreased by $1.8 million primarily due to a $1.5 million decrease as a result of changes in foreign currency exchange rates and a $0.3 million decrease as a result of a decrease in average AUM. These decreases to management fees were partially offset by a decrease in the employees’ share of management fees of $1.2 million; and
•	a $0.3 million net decrease in operating expenses primarily due to a reduction in headcount resulting in lower anticipated compensation expenses.
Liquid Hedge Funds

	Three Months Ended March 31,
	2009	2008	Variance
Management Fees	$22,629	$52,719	$(30,090)
Incentive Income	—	2,695	(2,695)

Segment revenues — total	$22,629	$55,414	$(32,785)

Pre-tax distributable earnings	$5,975	$14,731	$(8,756)

Pre-tax distributable earnings decreased by $8.8 million primarily due to:
•	a $26.5 million net decrease in management fees. Management fees decreased $30.1 million primarily due to a $29.3 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds subsequent to March 31, 2008 and a $5.0 million decrease due to a reduction in the average management fee percentage earned partially offset by (i) $3.0 million generated by the growth in the average AUM of Fortress Commodities Fund and (ii) $0.6 million due to management fees earned on a Drawbridge Global Macro fund raised in April 2008. The management fee decrease of $30.1 million was offset primarily by a $3.6 million reduction in the employees’ share of management fees;
•	an $8.1 million net increase in incentive income. Incentive income decreased $2.7 million primarily due to incentive income generated by special investments and the Fortress Commodities Fund of $2.0 million and $0.5 million, respectively, for the three months ended March 31, 2008 as compared to no incentive income recognized for the three months ended March 31, 2009. The $2.7 million decrease was offset by a $10.8 million net decrease in the employees’ share of incentive income primarily as a result of (i) a $12.4 million decrease in the accrual of the employees’ share of incentive income due to the decreased performance in the Drawbridge Global Macro Funds partially offset by (ii) a $1.6 million increase in the employees’ share of incentive income earned on the Fortress Commodities Fund;
•	a $9.6 million net decrease in operating expenses primarily due to a decrease in average headcount.

Hybrid Hedge Funds

	Three Months Ended March 31,
	2009	2008	Variance
Management Fees	$28,123	$36,844	$(8,721)
Incentive Income	822	425	397

Segment revenues — total	$28,945	$37,269	$(8,324)

Pre-tax distributable earnings	$2,904	$2,048	$856

Pre-tax distributable earnings increased by $0.9 million primarily due to:
•	an $8.9 million net decrease in management fees. Management fees decreased by $8.7 million and the employees’ share of management fees increased by $0.2 million (due to an increase in management fees eligible for profit sharing). The $8.7 million decrease in management fees was primarily a result of a decrease in average AUM, primarily due to negative fund returns in 2008;
•	a $1.7 million net increase in incentive income. Incentive income increased by $0.4 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $1.3 million. The $0.4 million increase in incentive income was primarily attributable to a net increase of $0.4 million in incentive income primarily from third party accounts we manage. The decrease of $1.3 million in profit sharing compensation expense was primarily a result of a decline in the returns of our hybrid hedge funds; and
•	an $8.3 million decrease in operating expenses primarily related to a decrease in average headcount.
Hybrid PE Funds

	Three Months Ended March 31,
	2009	2008	Variance
Management Fees	$6,081	$2,009	$4,072
Incentive Income	—	—	—

Segment revenues — total	$6,081	$2,009	$4,072

Pre-tax distributable earnings	$2,233	$(112)	$2,345

Pre-tax distributable earnings increased by $2.3 million primarily due to:
•	a $4.1 million increase in management fees primarily due to $1.5 million of management fees generated by the creation of new Hybrid PE Funds, most notably the Assets Overflow Fund and a managed account, and an increase of $2.6 million in management fees primarily as a result of growth in average AUM; and
•	a $1.8 million increase in operating expenses primarily related to an increase in average headcount primarily due to new funds.

Principal Investments

	Three Months Ended March 31,
	2009	2008	Variance

Pre-tax distributable earnings (loss)	$(35,034)	$(13,330)	$(21,704)

Pre-tax distributable loss increased by $21.7 million primarily due to:
•	a $12.6 million increase in net investment income due to higher returns on our investments in our liquid hedge funds and hybrid hedge funds for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008;
•	a $0.8 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;
•	a $32.3 million decrease in net investment income primarily as a result of impairments of $28.4 million, $0.2 million, $0.1 million, $3.0 million and $0.6 million in our investments in our private equity funds, Castles, liquid hedge funds, hybrid hedge funds and hybrid PE funds, respectively; and
•	a $2.4 million decrease in net investment income primarily due to (i) a $2.3 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a $2.2 million decrease due to foreign currency translation adjustments, (iii) a net decrease of $0.2 million due to an increase in investment related expenses, offset by (iv) a net decrease of $2.2 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the three months ended March 31, 2009.
Unallocated

	Three Months Ended March 31,
	2009	2008	Variance

Pre-tax distributable earnings (loss)	$(151)	$38	$(189)

Pre-tax distributable earnings (loss) decreased by $0.2 million. The decrease in earnings is primarily due to an increase in general corporate expense.

Sensitivity
For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may require cash to make distributions. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest among others), working capital expenses, amortization payments under our credit agreement, capital commitments to our funds, and tax and tax-related payments.
The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds and hybrid PE funds, which are subject to restrictions and to management’s judgment regarding the optimal timing of the monetization of underlying investments, as well as dates specified in our hedge funds’ operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management’s judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.
We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $43.3 million at March 31, 2009 and expected capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, and fund capital commitments, in each case expected to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement.
We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. As discussed above, we believe that we will generate adequate operating cash flows to service our periodic debt payments, which will result in a gradual reduction in our debt level. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, each of which is more challenging given current market conditions. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “— Market Considerations), raising equity capital could be highly dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.
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

As of March 31, 2009, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “- Contractual Obligations” below.
Capital Commitments
We determine whether to make capital commitments to our private equity funds and hybrid PE funds in excess of the minimum required amounts based on a variety of factors, including estimates regarding our liquidity over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds which we are in the process of raising or are considering raising, and our general working capital requirements.
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
Our capital commitments to our funds with outstanding commitments as of March 31, 2009 consisted of the following (in thousands):

Outstanding
Private Equity Funds	Commitment
Fund I	$12
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	45,292
Fund V Coinvestment	4
Fund VI	15,000
FRID	796
FHIF	11,446
FECI	1,551
Karols Development Co	5,153

Hybrid PE Funds
Credit Opportunities Fund	7,337
Long Dated Value Fund I	460
Long Dated Value Fund II	2,081
Long Dated Value Fund III	453
Real Assets Fund	37,521
Assets Overflow Fund	19
FTS SIP L.P.	610

Total	$132,359

Lease Obligations
Minimum future rental payments under our operating leases are as follows (in thousands):

April 1, 2009 to December 31, 2009	$13,763
2010	21,332
2011	11,530
2012	10,893
2013	10,874
2014	10,311
Thereafter	21,691

Total	$100,394

Debt Obligations
As of March 31, 2009, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.
In May 2007, we entered into a new $1 billion credit agreement (as amended, the “2007 Credit Agreement” or “our credit agreement”) in order to refinance our then existing credit agreement, reduce the amount of interest and other fees payable under our credit facilities and increase the amount of funds available for investments. The credit facilities available under the 2007 Credit Agreement include a $200 million revolving credit facility (including a $25 million letter of credit subfacility) and an $800 million term loan facility. Borrowings and letters of credit issued under the 2007 Credit Agreement bore interest at a rate equal to (i) with respect to LIBOR loans, LIBOR plus 1.20%, or (ii) with respect to base rate loans, the base rate, as defined in the agreement, plus 0.20%. On February 1, 2008, the rate on LIBOR loans was reduced to LIBOR + 0.65% pursuant to the terms of the agreement. In addition, we were required to pay a commitment fee of 0.20% per annum on the unused portion of amounts available under our revolving credit facility.
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
On November 12, 2008, we entered into an additional amendment to the 2007 Credit Agreement. The amendment, among other things: (i) modified the definition of EBITDA, which is used to calculate our Consolidated Leverage Ratio, to exclude any realized or unrealized gains and losses on investments and to reflect private equity fund and hybrid PE fund incentive income clawbacks on a cash basis; (ii) modified the financial covenants by (a) reducing the amount of required investment assets to $975 million (less any future term loan repayments) and (b) changing the required Consolidated Leverage Ratios for the quarters ending June 30 and September 30, 2009 from 2.5 to 1.0 to 2.75 to 1.0; (iii) increased the rate on LIBOR loans to LIBOR + 2.00% (and Base Rate loans to the prime rate + 1.00%) — this rate is no longer subject to change pursuant to a ratings-based pricing grid; (iv) established the commitment fee for the unused portion of the revolving credit facility at 0.25% — this rate is also no longer subject to change pursuant to a ratings-based pricing grid; (v) reduced the revolving credit facility commitments to $125 million; (vi) established a requirement that outstanding term loans be prepaid with 25% of the amount by which EBITDA for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million); (vii) required $50 million of additional term loan repayments ($25 million in July of 2009 and 2010); (viii) established a requirement that the borrower cash collateralize the letter of credit obligations of distressed lenders under certain circumstances, including lender non-funding or bankruptcy; and (ix) established an event of default under certain circumstances if the borrower, any guarantor or certain of their subsidiaries are required to make incentive income clawback payments in excess of $20 million during any calendar year. In connection with the amendment, we prepaid $75 million of the outstanding term loans.
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

The foregoing description of the terms of the amendments is not complete and is qualified in its entirety by the full text of both the amendments, and the 2007 Credit Agreement (including other amendments thereto), each of which has been filed with the Securities and Exchange Commission.
Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.
The following table presents information regarding our debt obligations (dollars in thousands):

				March 31, 2009
					Weighted
			Final		Average
	Face Amount and Carrying Value		Stated	Weighted Average	Maturity
Debt Obligation	March 31, 2009	December 31, 2008	Maturity	Funding Cost (1)	(Years)
Credit Agreement (2)
Revolving debt (3)	$54,041	$104,041	May 2012	3.04%	3.11
Term loan	350,000	350,000	May 2012	3.20%	2.40
Delayed term loan	200,000	275,000	May 2012	3.11%	0.77

Total	$604,041	$729,041		3.16%	1.92

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.48%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $11.4 million was undrawn under the revolving debt facility as of March 31, 2009. The revolving debt facility included a $25 million letter of credit subfacility of which $9.6 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $1.0 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $5.2 million of the undrawn amount was available.
Assuming no EBITDA-based required prepayments, our outstanding debt matures as follows as of March 31, 2009 (in thousands).

April 1 - December 31, 2009	$75,000
2010	100,000
2011	75,000
2012	354,041

Total	$604,041

As a result of the Nomura transaction and our initial public offering, FIG Asset Co. LLC lent excess proceeds of $215 million to FIG Corp. pursuant to a demand note. Since then, FIG Corp. has repaid a portion of the demand note and, as of March 31, 2009, the outstanding balance was $125.3 million. This intercompany debt is eliminated in consolidation.
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
The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of March 31, 2009. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:
•	Permit AUM to be less than $22.0 billion as of the end of each fiscal quarter through December 31, 2009 and $20.0 billion as of the end of each fiscal quarter thereafter;

•	Permit the Consolidated Leverage Ratio, as defined in the 2007 Credit Agreement, to be greater than 3.5 to 1.0 for the remainder of the term of the credit agreement;

•	Permit the aggregate value of investments held, including certain cash, as of any point in time, to be less than the amount equal to the sum of the term loans and the revolving loans (including outstanding letters of credit) then outstanding (the “Required Investment Assets”);

•	Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interest in the Fortress private equity funds, liquid hedge funds and hybrid funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•	Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds (in the aggregate, “Total Investments”) to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million).

•	Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 10 to Part I, Item 1 “Financial Statements and Supplementary Data — Segment Reporting” for a further discussion of clawback.
The following table sets forth the financial covenant requirements as of March 31, 2009.

	March 31, 2009
	(dollars in millions)
	Requirement		Actual	Notes
AUM	≥ $	22,000	$26,538	(A	)

Consolidated Leverage Ratio	≤ $	3.50	1.98	(B	)

Required Investment Assets	≥ $	614	$731	(C	)

Fortress Fund Investments	≥ $	245	$394	(C	)

Total Investments	≥ $	368	$521	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by clawback reserves or the impairment of investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
Fortress expects to comply with these covenants as of the applicable testing dates. However, as a result of recent market conditions and their impact on Fortress, it is possible that we may not be able to comply with one or more of these covenants if conditions continue to worsen over time. As a result of the amortization requirements, we may take steps to ensure that we are able to make the required periodic cash amortization payments, including (i) deferring payments to our Principals and affiliates in order to preserve cash, including payments to our Principals under the tax receivable agreement, and (ii) considering potential capital raise transactions in order to increase investments, reduce debt, or a combination of the two options.
This summary is qualified by reference to our 2007 Credit Agreement, a copy of which, including all amendments thereto, has been filed with the SEC.
Dividends / Distributions
During the three months ended March 31, 2009, Fortress Operating Group made distributions of $1.1 million to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.
Cash Flows
Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group, for the three months ended March 31, 2009.
The primary cash flow activities of Fortress Operating Group are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required amortization payments under, our credit agreement, and (iv) distributing cash flow to equity holders.
As described above in “— Results of Operations,” our AUM has changed throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This change is a result of the Fortress Funds raising and investing capital, and generating gains from investments, offset by redemptions and losses.
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

Operating Activities
Our net cash flow provided by (used in) operating activities was ($63.3) million and $51.9 million during the three months ended March 31, 2009 and 2008, respectively.
Operating Activities — Comparative (First Quarter of 2009 vs. First Quarter of 2008)
Cash received for management fees decreased by $42.4 million from $139.1 million in 2008 to $96.7 million in 2009. Management fees are based on average fee paying AUM, which decreased from 2008 to 2009 (private equity funds decreased by $0.4 billion, Castles decreased by $0.5 billion, liquid hedge funds decreased by $4.2 billion, hybrid hedge funds decreased by $1.9 billion, and hybrid PE funds increased by $1.1 billion) as a result of capital raising, including new fund formation, offset by redemptions and losses.
Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and hybrid PE funds. Severe market conditions have resulted in lower fund performance and reduced realizations and thus a decrease of $164.7 million in cash received for incentive income from 2008 to 2009.
Despite an increase in average headcount from March 31, 2008 to March 31, 2009, cash paid for compensation decreased by $65.0 million for the three month periods ended March 31, 2008 compared to March 31, 2009. This decrease is mainly attributable to reduced profit sharing compensation, as a result of lower performance within our funds.
Cash paid for interest decreased approximately $5.7 million due to a lower average debt balance of $703.1 million in 2009 compared to $722.4 million in 2008. The weighted average interest rate also decreased to 2.61% in 2009 as compared to 5.13% in 2008.
Investing Activities
Our net cash flow provided by (used in) investing activities was ($22.4) million and $82.6 million during the three months ended March 31, 2009 and 2008, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($31.8) million and ($70.2) million during the three months ended March 31, 2009 and 2008, respectively, (ii) distributions of capital from equity method investees of $10.5 million and $155.0 million during the three months ended March 31, 2009 and 2008, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($1.1) million and ($2.2) million during these periods, respectively.
Financing Activities
Our net cash flow provided by (used in) financing activities was ($134.4) million and $137.8 million during the three months ended March 31, 2009 and 2008, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($1.0) million and ($63.2) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($4.3) million and ($37.3) million during these periods, respectively, (iii) dividends to our shareholders, and (iv) our net borrowing and repayment activity.
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

Revenue Recognition on Incentive Income
Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and hybrid PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back’’) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of Emerging Issues Task Force Topic D-96 “Accounting for Management Fees Based on a Formula.” Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund or hybrid PE fund, each of which has a limited life, would be recognized upon the termination of such fund, or when distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.
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
For profit sharing plans related to private equity funds and hybrid PE funds, where incentive income is received as investments are realized but is subject to clawback (see “Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. Furthermore, such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.
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
Valuation of Investments
Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds themselves apply specialized accounting principles specified by the AICPA Audit and Accounting Guide — Investment Companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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
Investments in other funds are valued primarily based on the net asset values provided by the fund managers of those funds. Adjustments to such net asset values are made for liquidity or to other factors if deemed material and necessary.
Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid investments.
Hybrid PE Funds
Investments held within these funds are valued in a consistent manner with either the private equity funds or hybrid hedge funds, as applicable depending on the nature of the investment.
Sensitivity
Changes in the fair value of our funds’ investments would impact our results of operations as described in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2009.
The categories displayed below correspond directly with the disclosures which are required under SFAS 157. Note that negative percentages represent net short positions.

	Private Equity	Liquid Hedge	Hybrid Hedge	Hybrid PE	Total Investment
Basis for Determining Fair Value	Funds	Funds	Funds	Funds	Company Holdings
1. Quoted market prices (A)	6%	13%	0%	1%	3%

2. Other observable market parameters	2%	33%	1%	0%	4%

3A. Third party pricing sources with significant unobservable market parameters (B)	3%	52%	93%	87%	58%

3B. Internal models with significant unobservable market parameters	89%	2%	6%	12%	35%

Total	100%	100%	100%	100%	100%

(A)	For liquid hedge funds, includes gross long positions of 23% and short positions of (10%).

(B)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers. The result is skewed for the liquid hedge funds due to the offsetting net short positions in Level 1 and net long positions in Level 2.
As of March 31, 2009, $7.1 billion of investments in our private equity funds, $0.04 billion of investments in our liquid hedge funds, $0.6 billion of investments in our hybrid hedge funds, and $0.5 billion of investments in our hybrid PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2009, consistent with the table above:

	Private Equity	Liquid Hedge	Hybrid Hedge	Hybrid PE
	Funds	Funds	Funds	Funds
Management fees, per annum on a prospective basis	$3.2 million or	$2.0 million	$15.7 million	$1.0 million or
	($3.3 million) (A)			($1.3 million) (A)

Incentive income	N/A (B)	$0.0 million	N/A (C)	N/A (B)

Earnings from equity method investees	$40.9 million	$0.5 million	$23.0 million	$7.0 million
Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value           hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2009, $3.1 billion of such private equity fund or hybrid PE fund portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2009 is the current reset date.

(B)	Private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.
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
As of December 31, 2008, based on the effects of the continuing credit crisis, particularly the fourth quarter declines in equity investment values, we revised our assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. We have established a full valuation allowance for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. In addition, the establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset.
For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, “Financial Statements — Income Taxes and Tax Related Payments.”
Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period.
The amount of income taxes that we may be required to pay could increase significantly if legislation introduced in Congress is passed in its proposed form. For more information on the proposed legislation, see Part II, Item 1A, “Risk Factors -Risks Related to Taxation — Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160 “Accounting for Noncontrolling Interests.” SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from the adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

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
In April 2009, the FASB issued three FSPs related to fair value and impairment, FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These FSPs will be effective for Fortress in the second quarter of 2009. We anticipate that they will have a small impact on our disclosures, a potential impact on future impairment determinations for distributable earnings purposes (if any), but no material impact on our financial condition, liquidity, or results of operations upon adoption.
Market Risks
Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and “— Critical Accounting Policies — Valuation of Investments” above.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
As of March 31, 2009, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.
Our future contractual obligations decreased from $1.5 billion as of December 31, 2008 to $1.4 billion as of March 31, 2009.
Our debt obligations payable decreased from $777.7 million as of December 31, 2008 to $646.4 million as of March 31, 2009, including estimates for interest payments. This decrease was primarily attributable to our March 13, 2009 amendment to our credit agreement. In connection with the amendment, we repaid (i) $50.0 million of outstanding revolving debt and (ii) $75.0 million of outstanding term loans.
Our outstanding capital commitments, including our commitments to our funds, have decreased from $140.9 million as of December 31, 2008 to $132.4 million as of March 31, 2009. The decrease is primarily attributable to a $14.4 million contribution we have made to Fund V in the three months ended March 31, 2009. This decrease in outstanding capital commitments was partially offset by the net effect of recallable capital distributions from the Real Assets Fund and the Credit Opportunities Fund, which increased our outstanding commitments by $6.5 million.
The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net recorded asset value as of March 31, 2009, which we refer to as intrinsic clawback, was $136.0 million as compared to $130.3 million at December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).
The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV.
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
Although the Fortress Funds share many common themes, each segment within the investment companies runs their own investment and risk management process subject to the company’s overall risk tolerance and philosophy:
•	the investment process of our private equity funds involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

•	our hybrid funds and Castles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•	our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as fund-wide risks.
Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2009 (in thousands):

Assets
Equity method investees	$759,980
Options in affiliates	72

$760,052

Liabilities
Debt obligations payable	$604,041

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.
Fortress Funds’ Market Risk Impact on GAAP Management Fees
Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2009, approximately 49% of our management fees earned were based on the NAV of the applicable funds.
•	For private equity funds and hybrid PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

•	For Castles, management fees are not calculated based on NAV but instead a fee is charged based on the funds’ contributed capital.

•	For hedge funds, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments.

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
•	Incentive income from our private equity funds and hybrid PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and hybrid PE funds where incentive income is subject to contingencies at March 31, 2009 would increase or decrease future incentive income by $21.3 million or ($8.8 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•	Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

•	Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on March 31, 2009 would have resulted in a loss to investors for the quarter. In future quarters, this loss would create or cause the fund to fall further below a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on March 31, 2009, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year).
Fortress Funds’ Market Risk Impact on GAAP Investment Income
Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis
The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at March 31, 2009 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
				Earnings from
	Management	Incentive		Equity Method	Management	Incentive		Investment
	Fees (B)	Income		Investees (C)	Fees (B)	Income		Income
Private Equity
Funds	$3.9	$ N/A	(E)	$42.5	$3.9	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	7.1	0.6		1.9	7.1	0.6		1.7
Hybrid
Hedge Funds	9.4	N/A	(G)	17.0	9.4	—		9.0
PE Funds	1.1	N/A	(E)	8.9	1.1	N/A	(E)	N/A

Total	$21.5	$0.6		$70.3	$21.5	$0.6		$10.7

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
				Earnings from
	Management	Incentive		Equity Method	Management	Incentive		Investment
	Fees (B)	Income		Investees (C)	Fees (B)	Income		Income
Private Equity
Funds	$(4.0)	$ N/A	(E)	$(42.5)	$(4.0)	$ N/A	(E) (F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(7.1)	—		(1.9)	(7.1)	—		(1.7)
Hybrid
Hedge Funds	(9.4)	N/A	(G)	(17.0)	(9.4)	—		(9.0)
PE Funds	(1.3)	N/A	(E)	(8.9)	(1.3)	N/A	(E) (F)	N/A	(F)

Total	$(21.8)	$—		$(70.3)	$(21.8)	$—		$(10.7)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and hybrid PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.5 billion of such private equity fund or hybrid PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries. The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $2.8 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.1 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).

(E)	For GAAP Revenues, private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and hybrid PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter. Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.
Interest Rate Risk
Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase $6.0 million on an annual basis in the event interest rates were to increase by one percentage point.
Exchange Rate Risk
Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of March 31, 2009, we had a $0.4 million investment in Eurocastle and a $28.2 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2009, we estimate the gains and losses for the three months ended March 31, 2009 in relation to the value of the shares and options would increase or decrease by $2.9 million.

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
Risks Related to the Financial Services Industry and Financial Markets
We do not know what impact the U.S. government’s various plans to attempt to stabilize the economy and the financial markets will have on our business.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. government also made preferred equity investments in a number of the largest financial institutions, including Citigroup, Bank of America and AIG. In addition, on March 3, 2009, the U.S. Department of the Treasury and the Federal Reserve announced the launch of the Term Asset-Backed Securities Loan Facility, or TALF, which provides up to $200 billion (which may be increased to up to $1 trillion) of financing to certain U.S. entities to purchase qualifying AAA-rated asset-backed securities. Such financing is subject to various conditions, has a term of three years and accrues interest at specified rates. It is not clear what impact the various plans to attempt to stabilize the economy and the financial markets will have on our business.
In March 2009, the US Treasury announced plans for the Public Private Investment Partnership Program (or “PPIP”) for legacy assets, which is intended to generate purchasing power to help facilitate the purchase of various loans and securities held by financial institutions. As part of the PPIP, the Treasury accepted applications from investment managers to become pre-qualified to manage assets of to-be-formed investment funds that would invest in legacy securities on behalf of the government and private investors. We applied in April of this year to be pre-qualified as an investment manager under this program, and have not yet been informed of whether we have been selected as one of the managers by the Treasury. We do not currently anticipate that the PPIP will have a material impact on our business irrespective of whether we are selected as a manager. The details of the TALF, PPIP and other initiatives are subject to change, and it is unclear whether we and/or our funds will be eligible to participate directly in these programs (whether as an investment manager, as a recipient of financing or otherwise) and, therefore, these initiatives may not directly benefit us. If any of our competitors are able to benefit from these programs, they may gain a competitive advantage over us. In addition, the government may decide to implement these programs in unanticipated ways that have a more direct impact on our funds or our businesses. For example, the government may decide that it will not purchase or finance certain types of loans or securities, which may adversely affect the price of those securities. If we own such securities in our funds, such price impacts may have an adverse impact on the liquidity and/or performance of such funds.
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
The leverage ratio covenant is tested as of the end of each fiscal quarter while the AUM and investment asset covenants are applicable at all times. We have amended these and other covenants several times in the last year in order to provide sufficient flexibility to ensure compliance with the terms of our credit agreement. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate, and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets and other market factors. The ongoing global economic recession has negatively impacted the cash flow that we have generated and expect to generate in the future as well as the current and expected value of our investment assets and current and expected AUM. These negative conditions, in turn, negatively affect our ability to comply with these covenants. For example, the investment assets on our balance sheet include a limited number of concentrated positions in companies or other ventures whose liquidity, operating results and financial condition have been adversely affected by the ongoing recession. Our largest on-balance sheet investment relates to a portfolio company that has a large amount of debt that must be refinanced in the summer of 2009. The failure of the portfolio company to successfully refinance its debt (or a material default by any other portfolio company in which we have a material direct or indirect investment) would likely cause us to lose all, or nearly all, of the value of our investment, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following time periods: $50 million in July 2009, $25 million in October 2009, an additional $100 million during 2010, an additional $75 million by January 2011, and the remaining balance at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments.
A failure by us to comply with the covenants or amortization requirements — or upon the occurrence of other defaults or events of default — specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “—Debt Obligations,” and “—Covenants.”
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
Several of our funds have “key person” provisions pursuant to which the failure of one or more of our senior employees to be actively involved in the business provides investors with the right to redeem from the funds or otherwise limits our rights to manage the funds. The loss of the services of any one of such senior employees could have a material adverse effect on certain of our funds to which such key person provisions relate and in some circumstances on us.
Investors in most of our hedge funds may generally redeem their investment without paying redemption fees if the relevant key person ceases to perform his functions with respect to the fund for 90 consecutive days. In addition, the terms of certain of our hedge funds’ financing arrangements contain “key person” provisions, which may result, under certain circumstances, in the acceleration of such funds’ debt or the inability to continue funding certain investments if the relevant employee ceases to perform his functions with respect to the fund and a replacement has not been approved.

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
The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent some of the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on such long dated value funds, resulting in us receiving reduced management fees. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our hybrid hedge fund and hybrid PE fund business segments.
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
In addition, the terms of certain of our existing funds may be amended over time to add additional key persons, and senior employees (including but not limited to Fortress principals) may also be deemed as key persons for funds that are formed in the future.
Any such events would potentially have a direct material adverse effect on our revenues and earnings (depending on the size of the particular fund to which a key person event relates), and would likely harm our ability to maintain or grow management fee paying assets under management in existing funds or raise additional funds in the future.
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
Certain of our funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds, or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation represents substantially all of the compensation the professional is entitled to receive during the year. If the investment professional’s annual performance is negative, the professional will not be entitled to receive any performance-based compensation for the year. Alternatively, certain other investment professionals are compensated in part based upon the performance fees earned by the fund during each quarter. The fund’s positive quarterly investment performance represents a high water mark, and neither the fund nor the investment professional is entitled to receive future performance-based compensation until the fund’s cumulative performance at the end of a subsequent quarter is greater than the previously set mark. In either compensation scenario, if the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and hybrid PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility such as what we are currently experiencing, realization events in our private equity and hybrid PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or hybrid PE funds result in the generation of less incentive income than might have otherwise been anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or other liquidity needs. This retention risk is heightened during periods similar to those we are currently experiencing where market conditions make it more difficult to generate positive investment returns.
We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.
Our rapid growth in recent years has created significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations that did not apply to us prior to our initial public offering.
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
We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our liquid hedge and hybrid fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.
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
Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material negative effect on our business, results of operations and financial condition.
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
In addition, investors in any private equity fund or hybrid PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our credit facility. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.
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
Under the terms of our credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generates management and incentive fees during the previous twelve months — or which we expect to generate such fees within the next twelve months — in an aggregate amount of at least $25 million, such termination would constitute an event of default under our credit agreement. In addition, if any such fund commenced a process to dissolve, liquidate or otherwise wind-up the fund, such commencement would also constitute an event of default under our credit agreement. If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.
In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly over the past two years (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In addition, we are exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. As a general matter, the litigation environment in the investment management business tends to become worse in times of extreme market volatility such as what we are currently experiencing. We have experienced negative performance over the past several months in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.
In our liquid hedge funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules and regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to our reputation and our business. In addition, we face the risk of litigation from investors in our private equity funds, hybrid hedge funds and hybrid PE funds if we violate restrictions in such funds’ organizational documents (for example, by failing to seek approval for related party transactions requiring approval or by exceeding the mandate of such funds).
Our liquid hedge funds, our offshore hybrid hedge fund and many of our private equity funds and hybrid PE funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries. In November 2008, our flagship liquid hedge funds, the Drawbridge Global Macro Funds, temporarily suspended redemptions from the funds due to the heavy volume of redemption requests received during the fourth quarter of 2008. The suspensions were based, in large part, on the need to renegotiate the terms of various financing arrangements to which one or more of the funds were party. In addition, the Drawbridge Global Macro Funds announced their intention to engage in a significant restructuring of their business, including the planned bifurcation of the funds’ assets into “liquid” and “illiquid” pools, revisions to certain of the fees charged to the funds’ investors, payment of redemption proceeds in a combination of cash and in-kind distributions in the form of interests in an entity that holds interests in the illiquid pool and a plan to allow non-redeeming investors to exchange their interests in the liquid pool of assets into a newly-formed fund. Since the time of such announcements, the Drawbridge Global Macro Funds have successfully renegotiated the terms of their financing arrangements, lifted the suspension of redemptions and paid cash redemptions for the liquid portion of the redeemed investments (in the amount of $2.1 billion), and have also proceeded with the formation and launch of the new fund as of May 1, 2009. On May 7, 2009, a suit was filed in the Grand Court Cayman Islands by an investor in the Drawbridge Global Macro Fund Ltd challenging the payment of redemption proceeds partially in kind as described above; however, the fund believes that the suit is without merit. There can be no assurances that additional investors will not file similar or other litigation at a later date based on claims stemming from the transactions.
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

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are more likely to occur in the current environment where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could adversely affect our results of operations.
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
Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. Our liquid hedge fund business, and, to a lesser degree, our hybrid fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation.
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
As a result of recent highly-publicized financial scandals as well as the ongoing financial turmoil and related recently enacted government bailout measures, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the regulatory environment in which we operate is subject to heightened scrutiny. With respect to alternative asset management funds, in recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. For example, certain officials in Germany have called for implementing additional regulations, which, if enacted, could potentially apply to our business activities throughout the European Union. In April 2008, the U.S. Department of the Treasury released a blueprint for modernizing financial regulations that called for, among other things, the regulation of hedge funds and private equity funds. In January 2009, members of the Senate introduced the Hedge Fund Transparency Act, which, among other things, proposes to require private equity funds and hedge funds to register with the SEC. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

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
Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.”
Congress and foreign regulators have proposed legislation that would require essentially all of our funds to register with the SEC and become subject to full SEC oversight and additional requirements (or in the case of foreign jurisdictions would impose a number of other new regulatory requirements), which would increase our costs.
Members of the Senate recently proposed the Hedge Fund Transparency Act, which would apply to private equity funds, venture capital funds, real estate funds and other private investment vehicles with at least $50 million in assets under management. If enacted, the bill would require that such funds — in order to remain exempt from the substantive provisions of the Investment Company Act — to register with the SEC, maintain books and records in accordance with SEC requirements, and become subject to SEC examinations and information requests. In addition, the Act would require each fund to file annual disclosures, which would be made public, containing detailed information about the fund, most notably including the names of all beneficial owners of the fund, an explanation of the fund’s ownership structure and the current value of the fund’s assets under management. Also, the Act would require each fund to establish anti-money laundering programs. We cannot predict whether this Act will be enacted or, if enacted, what the final terms of the Act would require or the impact of such new regulations on our funds. If enacted, this Act would likely negatively impact our funds in a number of ways, including increasing the funds’ regulatory costs, imposing additional burdens on the funds’ staff, and potentially requiring the disclosure of sensitive information.
On April 30, 2009, the European Commission published the draft of a proposed EU Directive on Alternative Investment Fund Managers. The Directive, if adopted in the form proposed, would impose significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility within that jurisdiction.
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
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. In addition, if investment opportunities are scarce or the process for selecting bidders is competitive, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon imperfect information. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, including, among other things, the existence of fraud or other illegal or improper behavior. Moreover, such an investigation will not necessarily result in the investment being successful.
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
Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity and hybrid PE businesses, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.
We experience significant variations in revenues and profitability during the year and among years because we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds and hybrid PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and hybrid PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur, and the current challenging conditions in the financing markets have made it more difficult for potential buyers to finance purchases with third-party funds on favorable terms, thereby reducing the likelihood of investment realizations at favorable prices in the near term. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity fund and hybrid PE fund investments are adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and hybrid PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and hybrid PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or hybrid PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or hybrid PE funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.
With respect to our hedge funds, our incentive income is paid annually or quarterly if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark.
The investment performance of our flagship liquid hedge fund, Drawbridge Global Macro, and our flagship hybrid hedge fund, Drawbridge Special Opportunities, are down approximately 17.8% and 24.2%, respectively, from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. In addition, no private equity fund or hybrid PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund, which amount is referred to as a fund’s “high water mark.”  The net asset values of some of these funds as of March 31, 2009, were below the funds’ applicable high water mark and, thus, these funds will not be able to earn incentive income until their respective net asset value exceeds their high water marks.  The aggregate amount by which the high water marks for all such funds exceeded the funds’ respective net asset values as of March 31, 2009 was approximately $10.7 billion.
These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.
Under our credit agreement, we have a $75 million revolving credit facility and a $550 million term loan facility. As of May 6, 2009, we had a $550 million term loan outstanding and $54 million outstanding under our revolving credit facility (in addition to $9.7 million of letters of credit that were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.
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
Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and hybrid PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “—We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.
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
Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of the date of this filing, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid is approximately $28.0 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and hybrid PE funds may decline to invest in future funds we raise, as result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests for a total of $5.4 billion during 2008 and a total of approximately $583 million year to date in 2009, and our hybrid hedge funds received redemption requests for $1.5 billion during 2008. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or hybrid PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and hybrid PE funds. If all of our existing private equity funds and hybrid PE funds were liquidated at their NAV as of March 31, 2009, the cumulative clawback obligation to investors in these funds would be approximately $84.6 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments that would decrease our total liability).
Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.
If economic and market conditions continue to be unfavorable, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate have deteriorated and may continue to deteriorate because of many factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, further deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments, a continued lack of financing on acceptable terms, the need to invest additional capital into existing investments or to satisfy the terms of financing agreements and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including real estate, gaming and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees. A significant number of our portfolio companies in our private equity funds have material indebtedness which needs to be periodically paid down or refinanced (including some which have maturity dates within the next 12 months) and some of which contains financial covenants. If the credit markets continue to experience material stress for a prolonged period, such companies may have difficulty refinancing such indebtedness or may breach financial or operating covenants in their credit agreements, which could result in an event of default or bankruptcy at the portfolio company level. Such events would result in a material diminution in value of our funds’ investment in such company and would likely have a reputational impact on us as an investment manager. In some cases our private equity funds have guaranteed debt of their portfolio companies, and if such guarantees are called upon in the event that the applicable portfolio company defaults on its debt, payment of amounts due under the guarantee could have a material negative impact on the fund’s financial condition.

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
Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the hybrid funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Lastly, the recent significant decrease in the price of our Class A shares and the amounts outstanding under, and terms of, our credit facility have made capital raising more challenging for some of our funds.
Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments, and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income.
Over the past eighteen months, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions as well as real estate-related financings. Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional margin) in order to provide such financing, and in some cases will not provide any financing for acquisitions which would have been readily financed under credit conditions present for the past several years.
In the event that Fortress private equity funds or hybrid PE funds are unable to obtain committed debt financing for potential acquisitions (including as a result of a default by our lenders on financing commitments they have provided to us) or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the debt markets in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult or more expensive to obtain, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid 2007 and is currently the case for both Castles), our Castles may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from the Castles for an indeterminate period of time.
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
The counterparty risks that we face have increased in complexity and magnitude as a result of the continued deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Lehman Brothers and AIG) who serve as counterparties for derivative contracts, insurance policies and other financial instruments with us, our funds and our portfolio companies. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “—We are subject to risks in using prime brokers and custodians.”
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
Investors in our hedge funds may redeem their investments, and investors in our private equity funds and hybrid PE funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and lead, therefore, to a material adverse effect on our business.
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

The recent decline in the financial markets, together with reduced liquidity in the credit markets and negative performance of many hedge funds have led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend. Our liquid hedge funds received a total of $5.4 billion in redemption requests, including affiliates, for the fiscal year ended December 31, 2008. Our flagship liquid hedge fund temporarily suspended redemptions. Shares representing the fund’s interests in illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers and non-redeemers. In February 2009, the redeemers’ portion, including affiliates, of the liquid investments was $2.4 billion, of which $2.1 billion was paid, with the balance to be paid within the first two quarters of 2009, subject to certain fees and holdbacks. In comparison, the same liquid hedge funds received redemption requests, including affiliates, for a total of $0.3 billion related to the fiscal year ended December 31, 2007. Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those hybrid hedge funds totaled approximately $1.5 billion for the 2008 notice date. In comparison, the same hybrid hedge fund received return of capital requests, including from affiliates, for a total of $0.6 billion for the 2007 notice date.
In addition, the investors in our private equity, hybrid PE and domestic hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material negative effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.
The hedge fund industry has become especially volatile in recent months, and many hedge funds may face significant redemptions and liquidity issues.
As several press and industry reports have indicated over the last year, market conditions have negatively affected the hedge fund industry. Challenging market conditions have made it difficult to produce positive returns, and a significant number of hedge funds have posted negative results. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, has prompted relatively high levels of investor redemptions at a time when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of assets under management. Decreases in such funds’ AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive income from the affected funds.
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
There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and, to a lesser extent, hybrid funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and hybrid PE funds.
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
Our private equity and hybrid funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and are subject to significant uncertainty in general if they are not widely traded securities or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds have significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States. Several funds have increased their investments in this sector to take advantage of perceived investment opportunities over the past few quarters, and we have recently raised and invested a number of funds targeted specifically toward residential mortgage backed securities and similar investments. As a result, the results of a number of our funds have been and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on the operating results of the public company.
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
The U.S. government is evaluating a proposal by the current administration to modify the terms of a significant number of residential and other loans to provide relief to borrowers. We cannot predict whether any such proposals will be enacted into law or what the potential terms of any such law would be. If instituted, it is possible that loan modifications could change the terms of a tremendous number of mortgage-backed securities and other investments, including investments held by a number of our funds. Any such modifications could lower the outstanding principal, reduce the interest rate, extend the maturity or otherwise change the terms of the loan in ways that could significantly impair or eliminate the value of the loan or cause the loan to become a loss to the fund. As a result, any such loan modifications could have a significantly negative impact on the affected fund’s business, results of operations and financial condition. Similarly, legislative proposals that would permit judges to “cram-down” principal amounts on mortgage loans or would indemnify servicers for actions to modify loans in ways that could otherwise breach the applicable loan or securitization documentation have the potential to create significant value losses in our funds’ investments in various mortgage-backed securities.
In addition, these investments could subject our private equity, hybrid and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

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
Our hedge fund investments, including investments by our funds of hedge funds in other hedge funds, are subject to numerous additional risks, including the following:
•	Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager.
•	Generally, there are few limitations on the execution of our hedge funds’ investment strategies, which are subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy — for example a strategy involving the enforcement of property rights through litigation - may negatively impact one or more other Fortress funds.
•	Hedge funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.
•	Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, hedge funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.
•	The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.
•	Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.
We may be engaged as investment manager of one or more existing third-party investment funds or managed accounts in the future, which would expose us to a number of potential risks.
Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts. For example, in May 2009, we executed several agreements to become the investment manager of certain investment funds and accounts currently managed by D.B. Zwirn & Co., L.P., which had approximately $2 billion of assets as of that date, and to effect other related transactions. Consummation of these transactions is currently anticipated to occur in the second quarter of 2009 subject to the satisfaction of various conditions, including the approval of investors in certain of the Zwirn funds and accounts.
While being engaged as investment manager of existing third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such investment opportunity. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liability for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. Being engaged as investment manager may require us to invest significant capital and other resources, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.
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
As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the first quarter of 2009. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.
We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds and hybrid PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this “clawback’’ obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and hybrid PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to pay dividends is restricted by the amortization requirements in our credit agreement and the requirement that we use 75% of our free cash flow (as defined in the agreement) to make amortization payments. Under our credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.
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
We have entered into a tax receivable agreement with our principals that provides for the payment by the corporate taxpayers to our principals of 85% of the amount of tax savings, if any, that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis of the Fortress Operating Group. The payments that the corporate taxpayers may make to our principals could be material in amount. As of the date of this filing, the aggregate amount due but not yet paid to our principals with respect to the tax receivable agreement was approximately $17 million.
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
Our Class A shares are listed on the New York Stock Exchange under the symbol “FIG.” We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A shares on the exchange. The NYSE has the authority to delist our Class A shares if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 (which requirement has been temporarily suspended through June 30, 2009) or the average market capitalization of our Class A shares falls below $75 million and we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A shares immediately if, during any period of 30 consecutive trading days, the average market capitalization of such shares falls below $25 million (which amount has been temporarily reduced to $15 million through June 30, 2009) or if the NYSE determines that the trading price of our shares is abnormally low or if the NYSE otherwise believes the Class A shares should no longer be listed. As of May 6, 2009, during the previous 30 consecutive trading days, the average closing share price of our Class A shares was $3.16 per share and the average market capitalization of our Class A shares was $299.3 million. The average price of our Class A shares and related market capitalization has fallen significantly over recent quarters. If this decline continues, our Class A shares could be delisted from the NYSE. We cannot predict whether our Class A shares will be delisted. Accordingly, we cannot provide any assurance that a regular trading market of our Class A shares will be sustained on that exchange or elsewhere. Moreover, if our Class A shares are delisted from the NYSE, this event would likely decrease the trading volume and price of our Class A shares.
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
The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2009, we had 406,571,901 outstanding Class A shares on a fully diluted basis, 48,563,539 restricted Class A share units granted to employees and affiliates (net of forfeitures), 138,064 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 66,298,397 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In 2008 and 2009, this computation did not result in an increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.
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

We have elected to become a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including:
•	the requirement that a majority of our board of directors consist of independent directors;
•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors; and
•	the requirement that we have a compensation committee that is composed entirely of independent directors.
We have elected to become a “controlled company” within the meaning of the New York Stock Exchange rules, and we intend to rely on one or more of the exemptions listed above. For example, our board is not currently, and likely in the future will not be, comprised of a majority of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
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
Several items of tax legislation have recently been introduced, which, if enacted, could materially adversely affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.
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
In addition, on June 25, 2008, legislation was passed in the House, but not the Senate, that would have the effect of treating income recognized from “carried interests” as ordinary fee income, thereby effectively causing such income to be treated as nonqualifying income under the publicly traded partnership rules, which would have precluded us from qualifying for treatment as a partnership for U.S. federal income tax purposes. President Obama has indicated during the recent presidential campaign that he would support changing the tax treatment of “carried interests,” and on February 26, 2009, President Obama’s staff released an outline of his fiscal year 2010 budget proposal which includes a proposal to tax “carried interests” as ordinary income.
On April 2, 2009, Congressman Sander Levin introduced new legislation in the House that would have the effect of treating income recognized from “carried interests” as ordinary fee income. While the legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10 year transition period before these rules are applicable.
On March 2, 2009, Senator Carl Levin introduced the Stop Tax Haven Abuse Act in the United States Senate, similar to a prior legislative proposal from 2007. Among other effects, this proposal would, if enacted in its current form, subject our offshore funds to significant U.S. federal income taxes and potentially state and local taxes, which would adversely affect our ability to raise capital from foreign investors and certain tax-exempt investors.
As a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to U.S. federal or state entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of any of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

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

10.1
Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

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

FORTRESS INVESTMENT GROUP LLC May 11, 2009
By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

May 11, 2009

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 11, 2009

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer
May 11, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3
Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

10.1
Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

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