Form 10-Q
period 2009-06-30
Fortress Investment Group LLC
filed 2009-08-10
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Class A Shares: 140,651,044 outstanding as of August 4, 2009.

Class B Shares: 312,071,550 outstanding as of August 4, 2009.

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

(iii)	the net asset value, or “NAV,” of our hedge funds, including the Value Recovery Funds which pay fees based on realizations (and on certain managed assets); and

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

‘‘principals” or “Principals” refers to Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz, collectively, who prior to the completion of our initial public offering and related transactions directly owned 100% of the Fortress Operating Group units and following completion of our initial public offering and related transactions own a majority of the Fortress Operating Group units and of the Class B shares, representing a majority of the total combined voting power of all of our outstanding Class A and Class B shares. The principals’ ownership percentage is subject to change based on, among other things, equity offerings and grants by Fortress and dispositions by the principals.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$90,506	$263,337
Due from affiliates	70,709	38,504
Investments
Equity method investees	818,147	774,382
Options in affiliates	116	39
Deferred tax asset	429,794	408,066
Other assets	86,028	93,407

	$1,495,300	$1,577,735

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$63,268	$158,033
Due to affiliates	330,194	346,265
Deferred incentive income	163,635	163,635
Debt obligations payable	439,750	729,041
Other liabilities	23,484	26,741

	1,020,331	1,423,715

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 140,651,044 and 94,609,525 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	—	—
Class B shares, no par value, 750,000,000 shares authorized, 312,071,550 shares issued and outstanding	—	—
Paid-in capital	830,447	596,803
Retained earnings (accumulated deficit)	(625,130)	(513,379)
Accumulated other comprehensive income (loss)	(1,135)	(866)

Total Fortress shareholders’ equity	204,182	82,558

Principals’ and others’ interests in equity of consolidated subsidiaries - Note 6	270,787	71,462

Total equity	474,969	154,020

	$1,495,300	$1,577,735

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Management fees from affiliates	$108,425	$149,605	$214,077	$293,662
Incentive income from affiliates	6,958	18,300	6,958	55,444
Expense reimbursements from affiliates	20,661	15,950	33,708	30,221
Other revenues (affiliate portion disclosed in Note 6)	3,043	4,241	6,640	9,649

	139,087	188,096	261,383	388,976

Expenses
Interest expense	7,605	9,888	15,791	20,224
Compensation and benefits	113,456	137,460	222,692	264,479
Principals agreement compensation	237,367	237,367	472,126	474,734
General, administrative and other	21,034	19,746	38,219	36,316
Depreciation and amortization	2,761	2,436	5,402	4,872

	382,223	406,897	754,230	800,625

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(376)	61	(772)	1,674
Net realized gains (losses) from affiliate investments	234	(92)	(14)	155
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investments	19,583	(6,584)	17,754	(36,401)
Tax receivable agreement liability reduction	—	—	(55)	—
Earnings (losses) from equity method investees	51,057	(26,500)	16,208	(75,629)

	70,498	(33,115)	33,121	(110,201)

Income (Loss) Before Income Taxes	(172,638)	(251,916)	(459,726)	(521,850)
Income tax benefit (expense)	1,308	1,949	1,715	(5,303)

Net Income (Loss)	$(171,330)	$(249,967)	$(458,011)	$(527,153)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(126,738)	$(194,411)	$(346,260)	$(402,680)

Net Income (Loss) Attributable to Class A Shareholders - Note 6	$(44,592)	$(55,556)	$(111,751)	$(124,473)

Dividends declared per Class A share	$—	$0.225	$—	$0.450

Earnings Per Class A share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.40)	$(0.62)	$(1.10)	$(1.36)

Net income (loss) per Class A share, diluted	$(0.41)	$(0.67)	$(1.10)	$(1.37)

Weighted average number of Class A shares outstanding, basic	115,547,744	94,913,677	105,447,324	94,904,157

Weighted average number of Class A shares outstanding, diluted	427,619,294	406,985,227	417,518,874	406,975,707

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	3,590	3,590
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(446)	—	—	(446)	(34,659)	(35,105)
Public offering of Class A shares, net of offering costs	46,000,000	—	219,500	—	—	219,500	—	219,500
Dilution impact of public offering	—	—	(144,572)	—	—	(144,572)	144,572	—
Net deferred tax effects resulting from acquisition of Fortress
Operating Group units	—	—	14,549	—	—	14,549	—	14,549
Director restricted share grant	41,519	—	169	—	—	169	222	391
Capital increase related to equity-based compensation	—	—	144,444	—	—	144,444	433,208	577,652
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(111,751)	—	(111,751)	(346,260)	(458,011)
Foreign currency translation	—	—	—	—	172	172	584	756
Comprehensive income (loss) from equity method investees	—	—	—	—	(441)	(441)	(1,932)	(2,373)

Total comprehensive income (loss)								(459,628)

Equity - June 30, 2009	140,651,044	312,071,550	$830,447	$(625,130)	$(1,135)	$204,182	$270,787	$474,969

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(458,011)	$(527,153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,402	4,872
Other amortization and accretion	6,887	1,420
(Earnings) losses from equity method investees	(16,208)	75,629
Distributions of earnings from equity method investees	771	2,792
(Gains) losses from investments	(16,968)	34,572
Deferred incentive income	—	(35,494)
Deferred tax (benefit) expense	(7,160)	(3,434)
Tax receivable agreement liability reduction	55	—
Equity-based compensation	577,949	556,131
Cash flows due to changes in
Due from affiliates	(32,219)	14,841
Other assets	1,551	902
Accrued compensation and benefits	(92,918)	(124,550)
Due to affiliates	(16,126)	(1,066)
Deferred incentive income	—	26,077
Other liabilities	(3,166)	7,634

Net cash provided by (used in) operating activities	(50,161)	33,173

Cash Flows From Investing Activities
Contributions to equity method investees	(39,261)	(82,343)
Distributions of capital from equity method investees	27,548	182,072
Purchase of fixed assets	(1,670)	(3,906)
Proceeds from disposal of fixed assets	6	53

Net cash provided by (used in) investing activities	(13,377)	95,876

Cash Flows From Financing Activities
Borrowings under debt obligations	—	450,000
Repayments of debt obligations	(289,291)	(185,000)
Payment of deferred financing costs	(4,162)	(5,060)
Proceeds from public offering	230,000	—
Costs related to public offering	(10,500)	—
Dividends and dividend equivalents paid	—	(52,821)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	67	145
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(35,407)	(181,567)

Net cash provided by (used in) financing activities	(109,293)	25,697

Net Increase (Decrease) in Cash and Cash Equivalents	(172,831)	154,746
Cash and Cash Equivalents, Beginning of Period	263,337	100,409

Cash and Cash Equivalents, End of Period	$90,506	$255,155

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,095	$16,790

Cash paid during the period for income taxes	$5,952	$5,637

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$1,847	$24,716

Investments of receivable amounts into Fortress Funds	$—	$43,355

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$103,776

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

a)	Hybrid hedge funds, which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers, and which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)	Hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

4)	Principal investments in the above described funds.

2007 Reorganization of Fortress Operating Group and Recent Offering

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

In May 2009, Fortress sold 46 million Class A shares in a public offering at a price to the public of $5.00 per share, for net proceeds of approximately $219.5 million after deducting the underwriters’ discount and other offering expenses. The Principals purchased an aggregate of 3.6 million of these shares, a senior employee purchased 0.4 million of these shares, and Nomura purchased 5.4 million of these shares, at the public offering price. A portion of the proceeds were used to pay down amounts outstanding under the credit agreement (Note 4).

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation
Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income earned from Fortress Funds.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

JUNE 30, 2009

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

The accompanying consolidated and combined financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2008 and notes thereto included in Fortress’s current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated and combined financial statements for the year ended December 31, 2008.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private Equity
Private Equity Funds
Management fees - affil.	$38,921	$40,410	$76,590	$80,218
Incentive income - affil.	—	3,535	—	38,175
Castles
Management fees - affil.	11,950	13,136	23,340	26,073
Incentive income - affil.	—	—	—	12
Management fees - non-affil. (A)	694	950	1,340	1,832
Liquid Hedge Funds
Management fees - affil.	19,893	57,542	42,497	110,189
Incentive income - affil.	144	14,346	144	16,838
Management fees - non-affil. (A)	—	63	25	135
Incentive income - non-affil. (A)	—	—	—	203
Hybrid Funds
Hybrid Hedge Funds
Management fees - affil.	29,307	36,339	57,215	72,995
Incentive income - affil.	—	419	—	419
Management fees - non-affil. (A)	194	272	408	461
Incentive income - non-affil. (A)	163	—	985	—
Hybrid PE Funds
Management fees - affil.	8,354	2,178	14,435	4,187
Incentive income - affil.	6,814	—	6,814	—
Total
Management fees - affil.	$108,425	$149,605	$214,077	$293,662
Incentive income - affil. (B)	$6,958	$18,300	$6,958	$55,444
Management fees - non-affil. (A)	$888	$1,285	$1,773	$2,428
Incentive income - non-affil. (A)	$163	$—	$985	$203

(A)	Included in Other Revenues on the statement of operations.

(B)	See “Deferred Incentive Income” below.

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

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Incentive income from certain Fortress Funds, primarily hybrid hedge funds, as well as certain liquid hedge funds beginning in the second quarter of 2009, is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2009 and 2008. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $0.1 million and $0.0 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2009 and 2008, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C)(D)
Deferred incentive income as of December 31, 2008	$470,798	$(307,163)	$163,635	$(89,085)
Share of income (loss) of Fortress Funds	—	—	—	37,731
Recognition of previously deferred incentive income	—	—	—	—

Deferred incentive income as of June 30, 2009	$470,798	$(307,163)	$163,635	$(51,354)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At June 30, 2009, the undistributed incentive income is comprised of $46.6 million of gross undistributed incentive income, net of $97.9 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on June 30, 2009 at their net asset values.

(D)	From inception to June 30, 2009, Fortress has paid $137.7 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $19.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $46.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $21.1 million of compensation expense.

Private Equity Funds and Hybrid PE Funds

During the six months ended June 30, 2009, Fortress formed new private equity funds or hybrid PE funds which had capital commitments as follows as of June 30, 2009 (based on June 30, 2009 foreign exchange rates):

Fortress’s commitments	$1,384
Fortress’s affiliates’ commitments	—
Third party investors’ commitments	136,983

Total capital commitments	$138,367

Unrealized losses in a significant portion of Fortress’s private equity funds and certain hybrid PE funds have resulted in higher future returns being required before Fortress earns incentive income from such funds.

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

In March 2009, one of the private equity Fortress Funds which was formed as a coinvestment fund to invest solely in GAGFAH (XETRA: GFJ), was liquidated and distributed all of its shares in GAGFAH to its investors, including Fortress. As a result, Fortress received 5.7 million shares of GAGFAH. Fortress elected to account for these shares at fair value pursuant to SFAS 159 (Note 3).

In June 2009, one of the private equity Fortress Fund portfolio companies, Eurocastle, issued convertible securities in the amount of €75 million ($105 million). These securities bear interest at 20% per annum, payable annually (but deferrable), have no stated maturity, and are convertible into common shares of Eurocastle at an initial conversion price of €0.30 per share (subject to adjustment based on the occurrence of certain capital events within Eurocastle, including the payment of dividends). The Fortress Fund which had an equity investment in Eurocastle acquired €15.4 million ($21.6 million) of these securities. Fortress acquired €1.2 million ($1.7 million) of these securities, which were recorded as part of Fortress’s investment in such portfolio company. In addition, the Principals and certain employees of Fortress acquired €8.8 million ($12.3 million) and €0.2 million ($0.2 million) of these securities, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Liquid Hedge Funds and Hybrid Hedge Funds

During the six months ended June 30, 2009, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of June 30, 2009:

	Liquid	Hybrid
Fortress	$—	$—
Fortress’s affiliates	—	—
Third party investors	—	3,140,000

Total NAV (A)	$—	$3,140,000

(A)	Or other fee paying basis, as applicable.

In the second quarter of 2009, Fortress launched its new flagship liquid hedge fund, Fortress Macro Fund. Fortress will receive management fees of between 1.5% and 2% of NAV and incentive income of between 15% and 20% of profits, based on elections made by investors in Fortress Macro Fund. Investors in Fortress’s prior flagship liquid hedge, Drawbridge Global Macro Fund (“DBGM”), may transfer the liquid portion of their investment in that fund to Fortress Macro Fund and retain their “highwater mark” with respect to incentive income (no incentive income will be earned from these investors’ capital until losses incurred through DBGM are recovered). This fund is not considered a “new fund” for purposes of the above disclosure as it replaces an existing fund.

Historical redemptions during the periods, including affiliates, have been as follows:

	Liquid Hedge Funds		Hybrid Hedge Funds
Six Months Ended June 30,	Redemption Notices Received	Redemptions Paid	Redemption Notices Received	Redemptions Paid
2009	$1,017,045	$3,427,641	$142,586	$292,884
2008	$207,523	$337,071	$—	$571,375

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

On May 5, 2009, consolidated affiliates of Fortress executed several agreements, effective June 1, 2009, to become the investment manager of certain investment funds currently managed by D.B. Zwirn & Co., L.P. (the “Value Recovery Funds”) and to effect other related transactions. Fortress will receive management fees from these funds equal to 1% of realized proceeds and up to 1% per annum on certain managed assets, and may receive limited incentive income if aggregate realizations exceed an agreed threshold. These funds are now included in the hybrid hedge funds segment. The Value Recovery Funds are reflected in the new fund table above based on the NAV of the funds plus the fee paying basis for certain other managed assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Private equity funds, excluding NIH (A)	$496,358	$455,691	$28,477	$(25,642)	$(3,831)	$(67,100)
NIH	3,500	3,666	123	(178)	(156)	881
Castles (B)	2,827	1,171	N/A	N/A	N/A	N/A

Total private equity	502,685	460,528	28,600	(25,820)	(3,987)	(66,219)
Liquid hedge funds	14,177	29,338	957	(412)	1,969	551
Hybrid hedge funds	200,517	185,676	16,490	2,048	14,341	(8,775)
Hybrid PE funds	96,615	96,610	5,027	(2,326)	3,499	(1,197)

Total hybrid funds	297,132	282,286	21,517	(278)	17,840	(9,972)
Other	4,153	2,230	(17)	10	386	11

	$818,147	$774,382	$51,057	$(26,500)	$16,208	$(75,629)

(A)	Includes Fortress’s $47.6 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to SFAS 159.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2009
	Private Equity			Liquid	Hybrid
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$3,666	$455,691	$1,171	$29,338	$185,676	$96,610	$2,230	$774,382
Earnings from equity method investees	(156)	(3,831)	N/A	1,969	14,341	3,499	386	16,208
Other comprehensive income from equity method investees	(10)	—	N/A	—	—	(2,544)	—	(2,554)
Contributions to equity method investees	—	29,104	1,664	5,881	500	9,881	1,603	48,633
Distributions of earnings from equity method investees	—	—	N/A	(724)	—	(27)	(20)	(771)
Distributions of capital from equity method investees	—	(2,300)	N/A	(22,287)	—	(10,804)	(46)	(35,437)

Total distributions from equity method investees	—	(2,300)	N/A	(23,011)	—	(10,831)	(66)	(36,208)

Mark to fair value - during period (C)	N/A	16,530	(35)	N/A	N/A	N/A	N/A	16,495
Translation adjustment	—	1,164	27	—	—	—	—	1,191

Investment, ending	$3,500	$496,358	$2,827	$14,177	$200,517	$96,615	$4,153	$818,147

Ending balance of undistributed earnings	$899	$185	N/A	$156	$54	4,020	$366	$5,680

(A)	Includes Fortress’s $47.6 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to SFAS 159.

(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH		Newcastle Investment Holdings LLC (“NIH”)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Assets	$10,265,746	$9,362,237	$268,419	$278,161
Liabilities	(900,313)	(1,058,392)	(209,141)	(215,416)

Equity	$9,365,433	$8,303,845	$59,278	$62,745

Fortress’s Investment (A)	$496,358	$455,691	$3,500	$3,666

Ownership (B)	5.3%	5.5%	4.8%	4.8%

	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues and gains (losses) on investments	$824,989	$(2,125,464)	$5,630	$33,385
Expenses	(130,114)	(202,808)	(8,573)	(14,225)

Net Income (Loss)	$694,875	$(2,328,272)	$(2,943)	$19,160

Fortress’s equity in net income (loss)	$(3,831)	$(67,100)	$(156)	$881

(A)	Includes Fortress’s $47.6 million direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

	Liquid Hedge Funds		Hybrid Hedge Funds		Hybrid PE Funds (B)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Assets	$10,172,131	$7,819,859	$10,911,466	$10,803,738	$5,748,878	$4,103,809
Liabilities	(5,587,829)	(540,204)	(3,748,399)	(4,407,170)	(2,399,104)	(1,517,607)
Minority interest	—	—	(22,889)	(29,922)	—	—

Equity	$4,584,302	$7,279,655	$7,140,178	$6,366,646	$3,349,774	$2,586,202

Fortress’s Investment	$14,177	$29,338	$200,517	$185,676	$96,615	$96,610

Ownership (A)	0.3%	0.4%	2.8%	2.9%	2.9%	3.7%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Revenues and gains (losses) on investments	$482,313	$161,368	$732,268	$7,427	$729,199	$(516)
Expenses	(91,392)	(337,725)	(143,270)	(207,400)	(65,007)	(17,745)

Net Income (Loss)	$390,921	$(176,357)	$588,998	$(199,973)	$664,192	$(18,261)

Fortress’s equity in net income (loss)	$1,969	$551	$14,341	$(8,775)	$3,499	$(1,197)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended March 31, 2009 and 2008, respectively). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the six months ended June 30, 2009 which caused a change in Fortress’s accounting.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The following table presents information as of June 30, 2009 regarding entities formed during the six months ended June 30, 2009 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Hybrid PE Funds	$106,377	$—	$1,344	(C) (D)
Liquid Hedge Funds	$6,624,559	$4,787,834	$5,086	(C) (D)
Hybrid Hedge Funds	$823,426	$598,297	$458	(D) (E)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress’s general credit. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein, $598.3 million represent financial borrowings which have a weighted average maturity of 3.7 years for hybrid hedge funds.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from these entities.

(C)	Fortress is not the primary beneficiary of these entities, which represent master funds, because the related feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. These funds were formed for the sole purpose of acting as investment vehicles for the related feeder funds.

(D)	Fortress’s investment includes $3.5 million and $0.5 million of management fees receivable from the liquid hedge funds and hybrid hedge funds, respectively. Fortress’s investment also includes $0.3 million and $1.5 million of other receivables from the hybrid PE funds and liquid hedge funds, respectively.

(E)	Fortress is not the primary beneficiary of these entities, which represent collateralized loan obligation (“CLO”) structures whose equity is owned by one of the Fortress hybrid hedge funds, because the related funds (which are not consolidated) are more closely associated with the CLO’s than Fortress based on both a quantitative and qualitative analysis.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value:

	Fair Value		Valuation Method
	June 30, 2009	December 31, 2008
Assets - Carried at Fair Value
Newcastle, Eurocastle and GAGFAH common shares	$48,769	$1,171	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt	$1,684	$—	Level 2 - Transaction completed at quarter end at market value
Newcastle and Eurocastle options	$116	$39	Level 2 - Lattice-based option valuation models using significant observable inputs

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					June 30, 2009
	Face Amount and				Weighted	Weighted
	Carrying Value		Contractual	Final	Average	Average
Debt Obligation	June 30, 2009	December 31, 2008	Interest Rate	Stated Maturity	Funding Cost (A)	Maturity (Years)
Credit agreement (B)
Revolving debt (C)	$—	$104,041	LIBOR + 2.50%(D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	4.14%	1.86
Delayed term loan (C)	89,750	275,000	LIBOR + 2.50%	May 2012	3.39%	0.40

Total	$439,750	$729,041			3.99%	1.56

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.31%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $65.5 million was undrawn on the revolving debt facility as of June 30, 2009. The revolving debt facility includes a $25 million letter of credit subfacility of which $9.5 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.3 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

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

On June 11, 2009, Fortress entered into an amendment to its credit agreement. This amendment, among other things, (i) allows Fortress to repurchase outstanding loans made under the credit agreement subject to certain conditions, (ii) permits Fortress to make investments in Fortress Funds in any amount it deems appropriate, provided that investments in Fortress Funds created after June 11, 2009 in excess of 1.5% of such Fund’s aggregate called capital may not be deducted from Free Cash Flow (as defined in the credit agreement), (iii) excludes Managed Accounts (as defined in the credit agreement) from the definition of Material Fortress Funds, (iv) expands the term “Permitted Fund Termination” to include the termination, dissolution, liquidation or windup of a Fortress Fund either (a) after the last asset or investment is sold in the ordinary course of business or (b) after the date of dissolution as stated in the applicable fund document, and (v) revises the financial covenants by (a) reducing the percentage of Free Cash Flow that must be applied to prepay outstanding term loans from 75% to 50% if, on the applicable measurement dates, the amount of outstanding commitments and loans does not exceed $315 million, the amount of outstanding loans does not exceed $300 million and the Consolidated Leverage Ratio (as calculated according to the terms of the Credit Agreement) does not exceed 2.0 to 1.0, and (b) increasing the amount of restricted payments that can be made, with such increase specified according to formulas set forth in the Credit Agreement.

In connection with the repayment of a portion of the term loan from proceeds of our May 2009 capital raise (Note 1), $1.6 million of deferred loan coasts were written off to interest expense.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 75% and 80% of face value at June 30, 2009.

Fortress was in compliance with all of its debt covenants as of June 30, 2009. The following table sets forth the financial covenant requirements as of June 30, 2009 (dollars in millions).

	Requirement		Actual
AUM	>$	22,000	$31,041
Consolidated Leverage Ratio	<	3.50	1.50
Required Investment Assets	>$	449	$790
Fortress Fund Investments	>$	180	$473
Total Investments	>$	270	$605

5. INCOME TAXES AND TAX RELATED PAYMENTS

For the six months ended June 30, 2009, an estimated annual effective tax rate of 1.51% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current
Federal income tax	$(196)	$(660)	$619	$1,994
Foreign income tax	580	562	992	1,199
State and local income tax	1,709	1,862	3,834	5,544

	2,093	1,764	5,445	8,737

Deferred
Federal income tax expense (benefit)	(1,752)	(1,311)	(3,271)	(20)
Foreign income tax expense (benefit)	443	22	347	180
State and local income tax expense (benefit)	(2,092)	(2,424)	(4,236)	(3,594)

	(3,401)	(3,713)	(7,160)	(3,434)

Total expense (benefit)	$(1,308)	$(1,949)	$(1,715)	$5,303

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2009	December 31, 2008
Total deferred tax assets	$531,249	$504,017
Valuation allowance	(101,455)	(95,951)

Net deferred tax assets	$429,794	$408,066

Total deferred tax liabilities (A)	$525	$592

(A)	Included in Other Liabilities

The equity offering during the second quarter increased FIG Corp’s ownership percentage in the underlying Fortress Operating Group entities. As a result of the increased ownership, the deferred tax asset was increased by $22.8 million with an offsetting increase of $8.3 million to the valuation allowance. The establishment of the net deferred tax asset of $14.5 million increased additional paid-in capital.

For the six months ended June 30, 2009, a deferred income tax provision of $0.18 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.30 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSUs (Note 7), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2009, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $7.8 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Hybrid
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
June 30, 2009
Management fees and incentive income	$29,235	$4,068	$3,625	$2,208	$8,280	$—	$47,416
Expense reimbursements	6,613	4,765	2,618	4,399	2,965	—	21,360
Dividends and distributions	—	—	—	—	—	—	—
Other	172	—	—	—	539	1,222	1,933

Total	$36,020	$8,833	$6,243	$6,607	$11,784	$1,222	$70,709

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

	Private Equity			Hybrid
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2008
Management fees and incentive income	$7,833	$4,094	$329	$1,285	$6,907	$—	$20,448
Expense reimbursements	6,289	2,734	1,211	2,115	3,536	—	15,885
Dividends and distributions	—	89	—	—	—	—	89
Other	1	—	—	—	—	2,081	2,082

Total	$14,123	$6,917	$1,540	$3,400	$10,443	$2,081	$38,504

Due to affiliates was comprised of the following:

	June 30, 2009	December 31, 2008
Principals
- Tax receivable agreement - Note 5	$321,237	$338,649
- Distributions payable on Fortress Operating Group units	—	—
Other	8,957	7,616

	$330,194	$346,265

As of June 30, 2009, Due from Affiliates included $27.9 million of past due management fees from, and $2.9 million of expenses funded on behalf of, certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes these fees will ultimately be collectable as the NAV’s of the funds exceed the amounts owed.

Other Related Party Transactions

For the six months ended June 30, 2009 and 2008, Other Revenues included approximately $3.3 million and $1.0 million, respectively, of revenues from affiliates.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the six months ended June 30, 2009 and 2008, these expenses, mainly related to subscriptions to market data services, approximated $8.5 million and $9.4 million, respectively.

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

In April 2009, five employees terminated their employment with Fortress’s private equity funds’ operating subsidiary in order to become employees of GAGFAH, one of Fortress’s private equity portfolio companies. These employees had received RSUs from Fortress. Fortress has modified these awards, valued at approximately $0.9 million in the aggregate, such that each employee’s vesting continues on the original vesting schedule as long as such employee remains employed by GAGFAH.

In April 2009, Fortress advanced $0.7 million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+3% and is payable on the earlier of (i) April 6, 2012, or (ii) the termination of employment.

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $95.5 million in committed capital for the fund and receives, from Fortress, a fee equal to 1% of all such capital.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	June 30, 2009	December 31, 2008
Principals’ Fortress Operating Group units	$240,388	$47,305
Employee interests in majority owned and controlled fund advisor and general partner entities	29,562	23,981
Other	837	176

Total	$270,787	$71,462

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Principals’ Fortress Operating Group units	$(128,926)	$(194,714)	$(348,549)	$(403,590)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,183	303	2,211	442
Other	5	—	78	468

Total	$(126,738)	$(194,411)	$(346,260)	$(402,680)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Fortress	$(44,592)	$(55,556)	$(111,751)	$(124,473)
Transfers (to) from the Principals’ and Others’ Interests:
Decrease in Fortress’s paid-in-capital for Purchase of 46,000,000 Fortress Operating Group Units	(144,572)	—	(144,572)	—

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(189,164)	$(55,556)	$(256,323)	$(124,473)

As a result of the May 2009 capital raise (Note 1), the Principals’ recorded interests in FOG were increased by $151.3 million (the capital raise was accretive to the Principals’ interests).

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Equity-based compensation, per below	$52,779	$52,972	$105,823	$81,397
Profit-sharing expense, per below	8,245	20,171	11,849	41,989
Discretionary bonuses	23,290	29,599	46,148	74,056
Other payroll, taxes and benefits	29,142	34,718	58,872	67,037

	$113,456	$137,460	$222,692	$264,479

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2008	40,865,316	$16.53	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75
Issued	—	—	352,162	2.58	37,662	2.52	—	—
Converted	(3,857)	14.54	—	—	—	—	—	—
Forfeited	(1,031,094)	13.37	(1,117,674)	14.70	—	—	—	—

Outstanding as of June 30, 2009 (B)	39,830,365	$16.61	7,835,355	$14.31	146,836	$13.85	31,000,000	$13.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expense incurred (B)
Employee RSUs	$24,842	$27,337	$49,265	$53,909
Non-Employee RSUs	3,509	5,421	7,970	5,411
Restricted Shares	149	150	297	299
LTIP	1,714	1,715	3,410	3,429
RPUs	22,565	18,349	44,881	18,349

Total equity-based compensation expense	$52,779	$52,972	$105,823	$81,397

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of June 30, 2009 for awards granted to non-employees was $3.42, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $746.0 million, with a weighted average recognition period of 3.61 years. This does not include amounts related to the Principals Agreement.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Private equity funds (A)	$—	$1,146	$(15)	$2,544
Castles (A)	—	1,029	(137)	2,157
Liquid hedge funds	2,886	16,119	5,450	33,117
Hybrid hedge funds	1,765	1,651	2,957	3,706
Hybrid private equity funds	3,594	—	3,594	—
Other	—	226	—	465

Total	$8,245	$20,171	$11,849	$41,989

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	114,810,756	114,810,756	104,711,660	104,711,660
Fully vested restricted Class A share units with dividend equivalent rights	631,260	631,260	631,260	631,260
Fully vested restricted Class A shares	105,728	105,728	104,404	104,404
Fortress Operating Group units exchangeable into Fortress Investment
Group LLC Class A shares (1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	115,547,744	427,619,294	105,447,324	417,518,874

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(44,592)	$(44,592)	$(111,751)	$(111,751)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group (4)	(2,052)	(2,052)	(3,729)	(3,729)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(129,046)	—	(345,672)

Net income (loss) available to Class A shareholders	$(46,644)	$(175,690)	$(115,480)	$(461,152)

Weighted average shares outstanding	115,547,744	427,619,294	105,447,324	417,518,874

Basic and diluted net income (loss) per Class A share	$(0.40)	$(0.41)	$(1.10)	$(1.10)

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	394,286	394,286
Fully vested restricted Class A shares	19,040	19,040	9,520	9,520
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	94,913,677	406,985,227	94,904,157	406,975,707

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(55,556)	$(55,556)	$(124,473)	$(124,473)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group (4)	(2,040)	(2,040)	(1,987)	(1,987)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(1,159)	(1,159)	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(214,667)	—	(429,829)

Net income (loss) available to Class A shareholders	$(58,755)	$(273,422)	$(128,736)	$(558,565)

Weighted average shares outstanding	94,913,677	406,985,227	94,904,157	406,975,707

Basic and diluted net income (loss) per Class A share	$(0.62)	$(0.67)	$(1.36)	$(1.37)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share Units	24,558,303	27,641,251	24,950,597	27,729,198

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Class A shares (public shareholders)	114,810,756	94,500,351	104,711,660	94,500,351
Restricted Class A shares (directors)	138,160	104,219	136,836	100,757
Restricted Class A share units (employees) (A)	631,260	394,286	631,260	394,286
Restricted Class A share units (employees) (B)	22,955,132	23,652,206	22,955,132	23,708,849
Fortress Operating Group units (Principals)	312,071,550	312,071,550	312,071,550	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	25,208,791	31,000,000	12,604,396

Total	481,606,858	455,931,403	471,506,438	443,380,189

	As of June 30, 2009	As of December 31, 2008
Class A shares (public shareholders)	140,504,208	94,500,351
Restricted Class A shares (directors)	146,836	109,174
Restricted Class A share units (employees) (A)	631,260	631,260
Restricted Class A share units (employees) (B)	22,955,132	22,955,132
Fortress Operating Group units (Principals)	312,071,550	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	507,308,986	461,267,467

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2009 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	—	28,515	—	28,515
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	—	2,832	—	2,832

Total distributions	$—	$31,347	$—	$31,347

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made distributions to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

The following table summarizes our comprehensive income (loss) (net of taxes) for the six months ended June 30, 2008:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(124,473)	$(402,680)	$(527,153)
Foreign currency translation	439	(344)	95
Comprehensive income (loss) from equity method investees	282	(8)	274

Total comprehensive income (loss)	$(123,752)	$(403,032)	$(526,784)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2007.

Private Equity Fund and Hybrid PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $131.0 million as of June 30, 2009. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases is as follows:

July 1, to December 31, 2009	$9,428
2010	18,579
2011	11,981
2012	11,338
2013	11,085
2014	10,698
Thereafter	22,633

Total	$95,742

Rent expense recognized on a straight-line basis during the six months ended June 30, 2009 and 2008 was $9.8 million and $9.3 million, respectively, and during the three months ended June 30, 2009 and 2008 was $4.9 million and $4.5 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2009, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

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

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Investment Impairment for DE purposes

Fortress had the following direct and indirect investments in private equity funds, Castles and hybrid PE funds as of June 30, 2009:

Fund	Fortress Share of NAV	Fortress Current Cost Basis (A)	Deficit	% Below Current Cost Basis (A)	% Below Original Cost Basis (B)	Periods in Deficit	Six Months Ended Jun 30, 2009 DE Impairment Recorded	Notes
Main Funds
Fund I	$190	$—	N/A	N/A	N/A	N/A	$—
Fund II	3,829	2,317	N/A	N/A	N/A	N/A	(248)
Fund III and Fund III CO	7,166	5,286	N/A	N/A	(37%)	5 Quarters	(232)
Fund IV and Fund IV CO	109,891	98,747	N/A	N/A	(28%)	7 Quarters	(6,184)
Fund V and Fund V CO	50,769	34,926	N/A	N/A	(56%)	7 Quarters	(5,553)
Mortgage Opportunities Funds	3,506	2,947	N/A	N/A	(62%)	5 Quarters	(518)
Long Dated Value Funds	20,372	17,792	N/A	N/A	N/A	N/A	—
Real Assets Funds	16,881	12,581	N/A	N/A	N/A	N/A	—
Credit Opportunities Funds	19,982	13,353	N/A	N/A	(1%)	5 Quarters	(562)
Japan Opportunity Fund	1,056	1,037	N/A	N/A	N/A	N/A	—
Yama 1 and 2 GK	2,081	2,042	N/A	N/A	N/A	N/A	—
Single Investment Funds and Investments (combined)
GAGFAH (XETRA: GFJ)	56,264	32,578	N/A	N/A	(43%)	5 Quarters	(6,588)
Brookdale (NYSE: BKD)	14,142	8,200	N/A	N/A	(69%)	7 Quarters	(749)
Aircastle (NYSE: ACT)	487	366	N/A	N/A	N/A	N/A	—
Private investment #1	43,751	43,115	N/A	N/A	(34%)	5 Quarters	(10,002)
Private investment #2	440	590	(150)	(25%)	(95%)	6 Quarters	(683)
Private investment #3	232,989	275,708	(42,719)	(15%)	(15%)	7 Quarters	—	(C	)
Private investment #4	37,025	31,525	N/A	N/A	N/A	N/A	—
Other, net	40,542	42,701	(2,159)	(5%)	N/A	Various	(760)	(D	)
Castles
Eurocastle (EURONEXT: ECT)	2,149	1,973	N/A	N/A	(83%)	5 Quarters	—
Newcastle (NYSE: NCT)	677	667	N/A	N/A	(96%)	4 Quarters	(195)

Total	$664,189	$628,451	$(45,028)				$(32,274)

(A)	Current cost basis is net of any impairments taken in prior quarters but before impairment taken at June 30, 2009.

(B)	Original cost basis is before any impairment.

(C)	This fund is a single asset fund invested in a railroad and commercial real estate company. The net asset value of this investment is only 15% below Fortress’s basis and the fund’s life extends to 2017. Fortress anticipates that this value will recover during the fund’s life and has the intent and ability to hold its investment until recovery. As a result, Fortress’s CODM has determined that this decline in value does not meet the definition of other than temporary impairment at this time.

(D)	This primarily represents indirect investments in funds through hedge fund special investment accounts, including Fortress Funds not represented individually in the table as well as funds managed by third parties. Fortress’s CODM has analyzed each of these investments individually and recorded other than temporary impairment where it was deemed appropriate.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity funds, which are subject to contingent clawback, as of June 30, 2009:

Fund	Incentive Income Received	No Longer Subject to Clawback	Subject to Clawback (A)	Intrinsic Clawback (B)	Employee Portion (C)	Net Clawback	Prior Net DE Reserves Taken (D)	Periods in Intrinsic Clawback	Six Months Ended June 30, 2009 Gross DE Reserve Recorded (D)	Notes
Fund I	$308,633	$296,882	$11,751	$—	$—	$—	$—	N/A	$—	(E	)
Fund II	254,688	113,872	140,816	14,835	5,494	9,341	(25,842)	3 Quarters	—	(F	)
Fund III	72,483	—	72,483	72,483	27,375	45,108	(45,108)	6 Quarters	—	(G	)
FRID	16,739	—	16,739	16,739	6,698	10,041	(10,041)	8 Quarters	—	(G	)

Total	$652,543	$410,754	$241,789	$104,057	$39,567	$64,490	$(80,991)		$—

(A)	Includes deferred incentive income from the consolidated balance sheet plus the maximum payment under the guarantee, in both cases gross of promote related to non-fee paying investors (affiliates).

(B)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date. It has not been reduced for any tax related effects.

(C)	Employees who have received profit sharing payments in connection with private equity or hybrid PE incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).

(D)	Net of promote related to non-fee paying investors (affiliates).

(E)	This fund had significant unrealized gains at June 30, 2009. As a result, the CODM determined that no reserve for clawback was required.

(F)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(G)	The potential clawback on these funds has been fully reserved in prior quarters.

Impairment Determination

Fortress has recorded a total of approximately $32.3 million of impairment and reserves for DE purposes on certain private equity funds and hybrid PE funds as described above for DE purposes during the six months ended June 30, 2009. Fortress expects aggregate returns on its other private equity funds and hybrid PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2009 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $47.9 million.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

June 30, 2009 and the Six Months Then Ended

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated		Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$76,515	$24,430	$42,522	$57,624	$14,435	$—	$—		$215,526
Incentive income	—	—	247	1,013	6,814	—	—		8,074

Segment revenues - total	$76,515	$24,430	$42,769	$58,637	$21,249	$—	$—		$223,600

Pre-tax distributable earnings	$56,856	$10,714	$12,706	$10,371	$6,823	$(29,114)	$(294)		$68,062

Total segment assets	$36,020	$8,893	$6,243	$6,548	$11,784	$867,445	$507,632		$1,444,565

							(A	)

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$223,600	$37,783	$261,383

Pre-tax distributable earnings / net income (loss)	$68,062	$(179,813)	$(111,751)	$(346,260)	$(458,011)

Total assets	$1,444,565	$50,735	$1,495,300

(A)	Unallocated assets include deferred tax assets of $429.8 million.

Six Months Ended June 30, 2008

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$80,143	$27,655	$110,325	$73,455	$4,187	$—	$—	$295,765
Incentive income	28,741	12	17,040	872	—	—	—	46,665

Segment revenues - total	$108,884	$27,667	$127,365	$74,327	$4,187	$—	$—	$342,430

Pre-tax distributable earnings	$81,647	$8,204	$45,426	$11,279	$239	$(30,656)	$7	$116,146

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$342,430	$46,546	$388,976

Pre-tax distributable earnings / net income (loss)	$116,146	$(240,619)	$(124,473)	$(402,680)	$(527,153)

*	Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	June 30, 2009 and the Six Months then Ended	Six Months Ended June 30, 2008
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$325	$325
Adjust incentive income	(131)	9,434
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(1,774)	(2,428)
Adjust incentive income from non-affiliates	(985)	(655)
Adjust other revenues (including expense reimbursements)	40,348	39,870

	37,589	36,787

Total adjustments	$37,783	$46,546

*  Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income (loss)**
Adjust incentive income
Incentive income received from private equity funds and hybrid PE funds, subject to contingent repayment	$—	$(26,077)
Incentive income accrued from private equity funds and hybrid PE funds, no longer subject to contingent repayment	—	35,494
Incentive income received from private equity funds and hybrid PE funds, not subject to contingent repayment	—	17
Incentive income from hedge funds, subject to annual performance achievement	(131)	—
Reserve for clawback, gross (see discussion above)	—	—

	(131)	9,434
Adjust other income
Distributions of earnings from equity method investees***	—	(367)
Earnings (losses) from equity method investees***	(1,918)	(67,483)
Gains (losses) on options in equity method investees	67	(15,426)
Unrealized gains (losses) on publicly traded investments	17,687	(20,975)
Impairment of investments (see discussion above)	32,274	9,507
Adjust income from the receipt of options	—	—

	48,110	(94,744)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(105,823)	(88,507)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	9,648
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	(4)

	(105,823)	(78,863)
Adjust Principals’ equity-based compensation expense	(472,126)	(474,734)
Adjust Principals’ interests related to Fortress Operating Group units	348,549	403,591
Adjust tax receivable agreement liability	(55)	—
Adjust income taxes	1,663	(5,303)

Total adjustments	$(179,813)	$(240,619)

** Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

*** This adjustment relates to all of the Castles, private equity and hybrid PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—
Adjust equity investments from cost	20,376
Adjust investments gross of employee portion	30,243
Adjust option investments from intrinsic value	116

Total adjustments	$50,735

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2009

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$38,884	$12,519	$19,893	$29,501	$8,354	$—	$—	$109,151
Incentive income	—	—	247	191	6,814	—	—	7,252

Segment revenues - total	$38,884	$12,519	$20,140	$29,692	$15,168	$—	$—	$116,403

Pre-tax distributable earnings	$27,567	$6,725	$6,731	$7,467	$4,590	$5,920	$(143)	$58,857

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$116,403	$22,684	$139,087

Pre-tax distributable earnings / net income (loss)	$58,857	$(103,449)	$(44,592)	$(126,738)	$(171,330)

Three Months Ended June 30, 2008

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$40,372	$13,961	$57,606	$36,611	$2,178	$—	$—	$150,728
Incentive income	—	—	14,345	447	—	—	—	14,792

Segment revenues - total	$40,372	$13,961	$71,951	$37,058	$2,178	$—	$—	$165,520

Pre-tax distributable earnings	$31,591	$3,928	$30,695	$9,231	$351	$(17,326)	$(31)	$58,439

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$165,520	$22,576	$188,096

Pre-tax distributable earnings / net income (loss)	$58,439	$(113,995)	$(55,556)	$(194,411)	$(249,967)

*	Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$163	$162
Adjust incentive income	(131)	3,535
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(889)	(1,285)
Adjust incentive income from non-affiliates	(163)	(27)
Adjust other revenues (including expense reimbursements)	23,704	20,191

	22,652	18,879

Total adjustments	$22,684	$22,576

*  Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income (loss)**
Adjust incentive income
Incentive income received from private equity funds and hybrid PE funds, subject to contingent repayment	$—	$—
Incentive income accrued from private equity funds and hybrid PE funds, no longer subject to contingent repayment	—	3,535
Incentive income received from private equity funds and hybrid PE funds, not subject to contingent repayment	—	—
Incentive income from hedge funds, subject to annual performance achievement	(131)	—
Reserve for clawback, gross (see discussion above)	—	—

	(131)	3,535
Adjust other income
Distributions of earnings from equity method investees***	—	(2)
Earnings (losses) from equity method investees***	37,004	(26,841)
Gains (losses) on options in equity method investees	43	(2,933)
Unrealized gains (losses) on publicly traded investments	19,540	(3,651)
Impairment of investments (see discussion above)	—	9,507
Adjust income from the receipt of options	—	—

	56,587	(23,920)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(52,779)	(52,906)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(52,779)	(52,906)
Adjust Principals’ equity-based compensation expense	(237,367)	(237,367)
Adjust Principals’ interests related to Fortress Operating Group units	128,926	194,714
Adjust tax receivable agreement liability	—	—
Adjust income taxes	1,315	1,949

Total adjustments	$(103,449)	$(113,995)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

			Liquid	Hybrid
	Private Equity		Hedge	Hedge	PE
	Funds	Castles	Funds	Funds	Funds	Unallocated	Total
Six Months Ended June 30,
2009	$568	$300	$1,142	$1,406	$238	$1,748	$5,402
2008	$478	$374	$1,495	$1,486	$68	$971	$4,872
Three Months Ended June 30,
2009	$284	$131	$531	$710	$131	$974	$2,761
2008	$250	$182	$767	$714	$37	$486	$2,436

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to June 30, 2009 (referred to as “subsequent events”) through the issuance of these consolidated financial statements on August 10, 2009. Events subsequent to that date have not been considered in these financial statements.

On July 19, 2009, Fortress entered into an employment offer letter with Daniel H. Mudd, pursuant to which Mr. Mudd will serve as the Chief Executive Officer of Fortress, commencing on August 11, 2009. Fortress will provide Mr. Mudd with an annual base salary of $200,000 for each of 2009 and 2010. Mr. Mudd will receive a cash bonus of $1.3 million for 2009 and $1.8 million for 2010.

Mr. Mudd will also receive a grant of 7,243,577 restricted stock units (the “RSU Grant”) with a value of $25,000,000. One-half of the RSU Grant will consist of dividend-paying restricted stock units. The RSU Grant will vest in equal annual installments on each of the first eight (8) anniversaries of Mr. Mudd’s start date, subject to Mr. Mudd’s continued employment on each such anniversary. Mr. Mudd will be granted restricted Class A Shares with a value of $500,000 on January 1, 2010, subject to his continued employment on such date.

Effective upon Mr. Mudd commencing employment as Chief Executive Officer, Wesley R. Edens will no longer hold the position of Chief Executive Officer of Fortress. Mr. Edens will continue to serve as a member of Fortress’s board of directors, and effective as of August 11, 2009, Wesley R. Edens and Peter L. Briger, Jr. will become co-chairmen of Fortress’s board of directors. Mr. Mudd will retain his seat on the board.

In August 2009, Fortress appointed a new director to its board and granted such director restricted Class A shares value at $300,000.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

NOTE 12 – CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended, June 30, 2009.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

The consolidating balance sheet information is as follows:

	As of June 30, 2009
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$90,138	$368	$—	$90,506
Due from affiliates	78,182	—	(7,473)	70,709
Investments
Equity method investees	818,147	108,840	(108,840)	818,147
Options in affiliates	116	—	—	116
Deferred tax asset	11,253	418,541	—	429,794
Other assets	80,881	5,147	—	86,028

	$1,078,717	$532,896	$(116,313)	$1,495,300

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$63,268	$—	$—	$63,268
Due to affiliates	8,953	328,714	(7,473)	330,194
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	439,750	—	—	439,750
Other liabilities	23,484	—	—	23,484

	699,090	328,714	(7,473)	1,020,331
Commitments and Contingencies
Equity
Paid-in capital	2,423,994	830,447	(2,423,994)	830,447
Retained earnings (accumulated deficit)	(2,066,957)	(625,130)	2,066,957	(625,130)
Accumulated other comprehensive income (loss)	(7,809)	(1,135)	7,809	(1,135)

Total Fortress shareholders’ equity (B)	349,228	204,182	(349,228)	204,182

Principals’ and others’ interests in equity of consolidated subsidiaries	30,399	—	240,388	270,787

Total Equity	379,627	204,182	(108,840)	474,969

	$1,078,717	$532,896	$(116,313)	$1,495,300

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2009
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$214,077	$—	$—	$214,077
Incentive income from affiliates	6,958	—	—	6,958
Expense reimbursements from affiliates	33,708	—	—	33,708
Other revenues	6,636	4	—	6,640

	261,379	4	—	261,383

Expenses
Interest expense	15,738	53	—	15,791
Compensation and benefits	222,692	—	—	222,692
Principals agreement compensation	472,126	—	—	472,126
General, administrative and other	38,219	—	—	38,219
Depreciation and amortization	5,402	—	—	5,402

	754,177	53	—	754,230

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(772)	—	—	(772)
Net realized gains (losses) from affiliate investments	(14)	—	—	(14)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	17,754	—	—	17,754
Tax receivable agreements liability reduction	—	(55)	—	(55)
Earnings (losses) from equity method investees	16,208	(113,633)	113,633	16,208

	33,176	(113,688)	113,633	33,121

Income (Loss) Before Income Taxes	(459,622)	(113,737)	113,633	(459,726)
Income tax benefit (expense)	(271)	1,986	—	1,715

Net Income (Loss)	$(459,893)	$(111,751)	$113,633	$(458,011)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$2,289	$—	$(348,549)	$(346,260)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(462,182)	$(111,751)	$462,182	$(111,751)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2009
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(459,893)	$(111,751)	$113,633	$(458,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,402	—	—	5,402
Other amortization and accretion	6,887	—	—	6,887
(Earnings) losses from equity method investees	(16,208)	113,633	(113,633)	(16,208)
Distributions of earnings from equity method investees	771	—	—	771
(Gains) losses from investments	(16,968)	—	—	(16,968)
Deferred incentive income	—	—	—	—
Deferred tax (benefit) expense	(3,800)	(3,360)	—	(7,160)
Tax receivable agreement liability reduction	—	55	—	55
Equity-based compensation	577,949	—	—	577,949
Cash flows due to changes in
Due from affiliates	(39,692)	—	7,473	(32,219)
Other assets	(221)	1,772	—	1,551
Accrued compensation and benefits	(92,918)	—	—	(92,918)
Due to affiliates	1,338	(9,991)	(7,473)	(16,126)
Deferred incentive income	—	—	—	—
Other liabilities	(1,966)	(1,200)	—	(3,166)

Net cash provided by (used in) operating activities	(39,319)	(10,842)	—	(50,161)

Cash Flows From Investing Activities
Contributions to equity method investees	(39,261)	(219,500)	219,500	(39,261)
Distributions of capital from equity method investees	27,548	10,336	(10,336)	27,548
Purchase of fixed assets	(1,670)	—	—	(1,670)
Proceeds from disposal of fixed assets	6	—	—	6

Net cash provided by (used in) investing activities	(13,377)	(209,164)	209,164	(13,377)

Cash Flows From Financing Activities
Borrowings under debt obligations	—	—	—	—
Repayments of debt obligations	(289,291)	—	—	(289,291)
Payment of deferred financing costs	(4,162)	—	—	(4,162)
Proceeds from public offering	—	230,000	—	230,000
Costs related to public offering	—	(10,500)	—	(10,500)
Capital contributions	219,500	—	(219,500)	—
Dividends and dividend equivalents paid	(41,684)	—	41,684	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	67	—	—	67
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(4,059)	—	(31,348)	(35,407)

Net cash provided by (used in) financing activities	(119,629)	219,500	(209,164)	(109,293)

Net Increase (Decrease) in Cash and Cash Equivalents	(172,325)	(506)	—	(172,831)
Cash and Cash Equivalents, Beginning of Period	262,463	874	—	263,337

Cash and Cash Equivalents, End of Period	$90,138	$368	$—	$90,506

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group's consolidated financial statements and the related notes (referred to as “consolidated financial statements” or “historical consolidated financial statements”) included within this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

General

Our Business

Fortress is a leading global alternative asset manager with approximately $31.0 billion in AUM as of June 30, 2009. We raise, invest and manage private equity funds, liquid hedge funds and hybrid funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of June 30, 2009, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $13.8 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Hybrid Funds — a business that manages approximately $12.7 billion of AUM comprised of two business segments: (i) hybrid hedge funds which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers, and which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

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

We believe that the presentation of distributable earnings enhances a reader's understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

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

Many market participants remain uncertain about the health of a number of financial institutions as well as the financial system in general. Continuing write-downs and capital related issues in the financial services industry have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing of Fannie Mae, Freddie Mac and AIG under its supervision, the government’s increasing its equity investment in Citigroup, and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. These events have impacted the credit and equity markets and global economy in a number of ways (some of which are discussed in more detail below under “–The strength and liquidity of the U.S. and global equity and debt markets”). In addition, certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. The consolidation and elimination of counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates. Moreover, the insolvency of Lehman Brothers affected some of our funds in various ways. For example, some of our hedge funds had prime brokerage accounts with Lehman Brothers, and Lehman Brothers was the counterparty on a number of these funds’ derivatives, repurchase agreements and other financial instruments. These funds are working to close out such arrangements, and we do not currently expect losses as a result of the Lehman insolvency to have a material effect on the net asset value of any Fortress Fund or on Fortress. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Additional failures of financial institutions, particularly those who serve as counterparties to our financing arrangements, would have a meaningfully negative impact on the financial markets in which we operate and could have a meaningfully negative impact on Fortress and one or more of our funds.

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

Although equity and debt market conditions had been favorable for a number of years, the debt market conditions began to deteriorate in mid-2007, as the United States experienced considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption.

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Although the United States and other governments took a number of significant steps to improve market conditions, such efforts to date have not brought stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such conditions on our business. That said, market conditions showed initial signs of stabilizing in the second quarter of 2009.

The current market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have begun to recently improve, there currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. Furthermore, we believe that our ability to access liquidity through the raising of equity capital or the issuance of debt obligations has been reduced by the current market environment, although it appears to have improved somewhat recently. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which in turn impacts our management fees, incentive income and investment income as described below.

•

There has been a prolonged reduction in market trading activity. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents.

•

The per share market prices of the investments held by our private equity funds in public companies have decreased substantially from their high points, but have rebounded meaningfully in 2009. However, the aggregate decrease in market prices has contributed to a significant decrease in our public company surplus. A decrease in this surplus hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced.

•

These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry. A number of our funds have been affected by this trend in prior periods, but this trend decelerated somewhat in 2009.

•	As a result of the above factors:

•

We did not pay a dividend on our Class A shares for the third quarter of 2008 through the second quarter of 2009. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the six months ended June 30, 2009, we have taken $32.3 million of impairments and reserves related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund and hybrid PE fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $47.9 million. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees in prior periods, although we have recorded net GAAP income from such investments in 2009. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid hedge funds received a total of $1.0 billion in redemption requests, including affiliates, for the six months ended June 30, 2009. These redemptions will directly impact the management fees we receive in 2009 from such funds (which pay management fees of between 1.5% - 3% of AUM). Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. The 2009 notice date for the flagship hybrid hedge fund has not yet occurred.

•

As a result of not meeting the incentive income thresholds with respect to such funds’ current investors, the incentive income from substantially all of our liquid and hybrid hedge funds has been discontinued for an indefinite period of time. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in substantially all of our private equity funds and certain hybrid PE funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We do not expect to earn a substantial amount of incentive income in 2009.

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

•

The public company has recently been more focused on preserving capital and liquidity at the public-company level than on making investments. Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

The third factor, which most directly impacts our results, is our investment performance relative to other investment alternatives, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009, we have been able to raise additional capital in various funds.

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Revenues
Management fees from affiliates	$214,077	$293,662	$(79,585)	$108,425	$149,605	$(41,180)
Incentive income from affiliates	6,958	55,444	(48,486)	6,958	18,300	(11,342)
Expense reimbursements from affiliates	33,708	30,221	3,487	20,661	15,950	4,711
Other revenues	6,640	9,649	(3,009)	3,043	4,241	(1,198)

	261,383	388,976	(127,593)	139,087	188,096	(49,009)

Expenses
Interest expense	15,791	20,224	(4,433)	7,605	9,888	(2,283)
Compensation and benefits	222,692	264,479	(41,787)	113,456	137,460	(24,004)
Principals agreement compensation	472,126	474,734	(2,608)	237,367	237,367	—
General, administrative and other expense (including depreciation and amortization)	43,621	41,188	2,433	23,795	22,182	1,613

	754,230	800,625	(46,395)	382,223	406,897	(24,674)

Other Income (Loss)
Net gains (losses) - other investments	16,968	(34,572)	51,540	19,441	(6,615)	26,056
Tax receivable agreement liability reduction	(55)	—	(55)	—	—	—
Earnings (losses) from equity method investees	16,208	(75,629)	91,837	51,057	(26,500)	77,557

	33,121	(110,201)	143,322	70,498	(33,115)	103,613

Income (Loss) Before Income Taxes	(459,726)	(521,850)	62,124	(172,638)	(251,916)	79,278
Income tax benefit (expense)	1,715	(5,303)	7,018	1,308	1,949	(641)

Net Income (Loss)	$(458,011)	$(527,153)	$69,142	$(171,330)	$(249,967)	$78,637

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

Our AUM has changed for the six months ended June 30, 2009 as follows (in millions):

	Private Equity			Hybrid Funds
2009	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Style Funds	Total
AUM December 31, 2008	$10,307	$3,182	$7,169	$6,494	$2,302	$29,454
Capital raised (A)	—	—	108	3,140	134	3,382
Increase in invested capital	70	—	—	2	691	763
Redemptions (B)	—	—	(3,079)	(303)	—	(3,382)
Return of capital distributions	(93)	—	—	(8)	(644)	(745)
Adjustment for reset date (C)	—	—	—	—	—	—
Crystallized incentive income (D)	—	—	—	—	—	—
Income (loss) and foreign exchange (E)	318	11	373	593	274	1,569

AUM June 30, 2009	$10,602	$3,193	$4,571	$9,918	$2,757	$31,041

(A)	Includes offerings of shares by the Castles, if any, and capital acquired through the acquisition of management of third party funds.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2009. See “– Market Considerations” above.

(C)	The reset date is the date on which a private equity fund or hybrid PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(D)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(E)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM
			June 30,		Returns (A)
Name of Fund	Inception Date		2009	2008	Inception to June 30, 2009
Private Equity Funds
Fund I	Nov-99		$36	$36	25.8%
Fund II	Jul-02		328	143	35.9%
Fund III	Sep-04		1,015	929	(6.8)%
Fund III Coinvestment	Nov-04		119	151	(3.3)%
Fund IV	Mar-06		1,932	2,534	(14.9)%
Fund IV Coinvestment	Apr-06		442	632	(14.7)%
Fund V	May-07		3,961	4,000	(C )
Fund V Coinvestment	Jun-07		935	553	(C )
FRID	Mar-05		449	860	(16.0)%
FECI	Jun-07		532	532	(9.3)%
GAGACQ Fund	Sep-04		—	—	(0.6)%
GAGACQ Coinvestment Fund	Sep-04		9	13	21.2%
RIC Coinvestment Fund LP	May-06		59	122	(32.1)%
FICO	Aug-06		59	547	(75.4)%
FHIF	Dec-06		638	922	(16.9)%

					Returns (A)
					Six Months Ended June 30,		Inception to June 30, 2009 (B)
					2009	2008
Other Private Equity Funds
Mortgage Opportunities Funds I, II and III	Apr-08		88	545	(C )	(C )	(C )

Castles
Newcastle Investment Corp.	Jun-98		1,165	1,192	N/A	(34.9)%	N/A
Eurocastle Investment Limited	Oct-03		2,028	2,306	(7.5)%	8.9%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		2,484	8,770	11.3%	(2.8)%	9.1%
Fortress Macro Funds	May-09		1,174	—	3.2%	(C )	20.8%
Fortress Commodities Fund	Jan-08		913	908	1.3%	(C )	5.4%

Hybrid Hedge Funds
Drawbridge Special Opportunities Fund LP (D)	Aug-02		4,542	5,736	10.7%	(0.6)%	7.2%
Drawbridge Special Opportunities Fund LTD (D)	Aug-02		476	630	9.7%	(2.2)%	6.3%
Fortress Partners Fund LP	Jul-06		942	1,167	6.4%	(4.1)%	(4.5)%
Fortress Partners Offshore Fund LP	Nov-06		739	625	7.8%	(2.5)%	(4.4)%
Value Recovery Funds and related assets	(E	)	3,140	—	(E )	(E )	(E )

					Returns (A)
					Inception to June 30, 2009
Hybrid PE Funds
Credit Opportunities Fund	Jan-08		1,429	232	(C )
Long Dated Value Fund I	Apr-05		201	193	5.1%
Long Dated Value Fund II	Nov-05		207	202	3.1%
Long Dated Value Fund III	Feb-07		115	103	(C )
LDVF Patent Fund	Nov-07		14	21	(C )
Real Assets Fund	Jun-07		126	107	(C )
Assets Overflow Fund	Jul-08		82	—	(C )
Japan Opportunity Fund	Jun-09		137	—	(C )

Subtotal - all funds			30,516	34,711
Managed accounts			525	255

Total			$31,041	$34,966

(A)	Represents the following:

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

For Castles, returns represent the return on invested equity (ROE) as reported by such entities. ROE is not reported on an inception to date basis. Newcastle’s 2009 ROE is not meaningful because Newcastle incurred a loss and had negative book equity. Eurocastle’s 2009 ROE is estimated as they have not yet finalized their results.

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

(B)	For liquid hedge funds, hybrid hedge funds and the Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.

(C)	These funds were in their investment periods, or less than one year had elapsed from their inception, through the end of these years. In some cases, particularly the Mortgage Opportunities Funds, Fund V and Fund V Coinvestment, returns during these periods were significantly negative.

(D)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts which relate to December 31, 2008 redemptions.

(E)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

Incentive Income

Incentive income is calculated as a percentage of profits (or in some cases taxable income) earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Incentive income received from funds that continue to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved. The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved.

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ growing investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increased number of employees, and related augmentation of systems and infrastructure. Our headcount decreased from 880 employees as of June 30, 2008 to 826 employees as of June 30, 2009. This resulted in net decreases in our compensation, office related and other personnel related expenses, although there were increases in certain businesses.

Revenues

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management fees from affiliates	$214,077	$293,662	$(79,585)	$108,425	$149,605	$(41,180)
Incentive income from affiliates	6,958	55,444	(48,486)	6,958	18,300	(11,342)
Expense reimbursements from affiliates	33,708	30,221	3,487	20,661	15,950	4,711
Other revenues	6,640	9,649	(3,009)	3,043	4,241	(1,198)

Total Revenues	$261,383	$388,976	$(127,593)	$139,087	$188,096	$(49,009)

Six months ended June 30

For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, total revenues decreased as a result of the following:

Management fees from affiliates decreased by $79.6 million primarily due to the net effect of increases (decreases) in average AUM of ($0.8) billion, ($0.1) billion, ($4.4) billion, ($0.3) billion and $1.5 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $75.5 million in management fees. In addition, management fees from affiliates decreased by $2.2 million as a result of a decrease in the average management fee percentage earned and by $2.3 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $48.5 million primarily as a result of (i) no incentive income being recognized from our private equity funds for the six months ended June 30, 2009 as compared to the recognition of $38.2 million of incentive income for the six months ended June 30, 2008, as contingencies for repayment had been resolved in certain private equity funds allowing for income recognition at that time, and (ii) a decrease of $17.1 million in incentive income from our liquid hedge funds primarily due to prior period losses (i.e. – the “highwater mark”) not being completely recovered during the six months ended June 30, 2009. These decreases were partially offset by $6.8 million in incentive income recognized from our hyprid PE funds for the six months ended June 30, 2009 as compared to no incentive income recognized for the prior comparative period.

Expense reimbursements from affiliates increased by $3.5 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the six months ended June 30, 2009, primarily attributable to the hybrid hedge funds, as compared to the six months ended June 30, 2008.

Other revenues decreased by $3.0 million primarily due to a decrease in interest income of $4.6 million and a decrease of $0.5 million in fees from non-affiliates, offset by a net increase of $2.1 million in dividend income earned primarily from our direct investment in GAGFAH common stock compared to dividends earned from the Castles in the prior comparative period.

Three months ended June 30

For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, total revenues decreased as a result of the following:

Management fees from affiliates decreased by $41.2 million primarily due to the net effect of increases (decreases) in average AUM of ($0.9) billion, ($0.1) billion, ($5.3) billion, ($0.2) billion and $1.7 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $40.2 million in management fees. In addition, management fees from affiliates decreased by $1.0 million as s result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $11.3 million primarily as a result of (i) no incentive income being recognized from our private equity funds for the three months ended June 30, 2009 as compared to the recognition of $3.5 million of incentive income for the three months ended June 30, 2008, as contingencies for repayment had been resolved in certain private equity funds allowing for income recognition at that time, and (ii) a decrease of $14.6 million in incentive income from our liquid hedge funds primarily due to prior period losses (i.e. – the “highwater mark”) not being completely recovered during the three months ended June 30, 2009. These decreases were partially offset by $6.8 million in incentive income recognized from our hyprid PE funds for the three months ended June 30, 2009 as compared to no incentive income recognized for the prior comparative period.

Expense reimbursements from affiliates increased by $4.7 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the three months ended June 30, 2009, primarily attributable to hybrid hedge funds, as compared to the three months ended June 30, 2008.

Other revenues decreased by $1.2 million primarily due to a decrease in interest income of $2.1 million and a net decrease of $0.4 million in fees from non-affiliates, which was partially offset by a net increase of $1.3 million in dividend income earned primarily from our direct investment in GAGFAH common stock as compared to dividends earned from the Castles in the prior comparative period.

Expenses

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Interest expense	$15,791	$20,224	$(4,433)	$7,605	$9,888	$(2,283)
Compensation and benefits	222,692	264,479	(41,787)	113,456	137,460	(24,004)
Principals agreement compensation	472,126	474,734	(2,608)	237,367	237,367	—
General, administrative and other (including depreciation and amortization)	43,621	41,188	2,433	23,795	22,182	1,613

Total Expenses	$754,230	$800,625	$(46,395)	$382,223	$406,897	$(24,674)

Six months ended June 30

For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, total expenses decreased as a result of the following:

Interest expense decreased by $4.4 million primarily due to (i) a decrease of $9.5 million due to a decrease in average interest rates and a decrease in average borrowings from the first six months of 2008, offset by (ii) an increase of $5.5 million due to write-offs and increased amortization of deferred financing costs. The increase in write-offs and amortization of deferred financing costs is primarily due to the partial prepayment of our term loans as a result of our May 2009 capital raise and our March 2009 amendment to our credit agreement.

Compensation and benefits decreased by $41.8 million primarily due to a decrease in profit sharing compensation of $30.0 million, a decrease in our employee population and discretionary bonuses resulting in a decrease of $29.2 million, a $7.0 million one-time discretionary bonus declared during the first quarter of 2008 to one senior employee and a net decrease of $2.1 million primarily due to the forfeiture of RSU’s for employees that are no longer with the company. These decreases were partially offset by an increase of $26.5 million in equity based compensation primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit sharing compensation decreased largely due to decreased profit from our liquid and hybrid hedge funds. Our average headcount for the six months ended June 30, 2009 decreased 2% compared to the six months ended June 30, 2008.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $2.4 million primarily as a result of an increase in professional fees of $3.7 million, which was primarily attributed to write-offs of legal fees previously capitalized for funds which have not launched, an increase of $1.0 million for fees paid to Nomura in connection with raising investor capital for a new fund in Asia, and partially offset by a net decrease of $2.3 million in recruiting and other general expenses.

Three months ended June 30

For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, total expenses decreased as a result of the following:

Interest expense decreased by $2.3 million primarily due to (i) a decrease of $4.8 million due to a decrease in average interest rates and a decrease in average borrowings from the second quarter of 2008, partially offset by (ii) an increase of $2.7 million due to write-offs and increased amortization of deferred financing costs. The increase in write-offs and amortization of deferred financing costs is primarily due to the partial prepayment of our term loans as a result of our May 2009 capital raise.

Compensation and benefits decreased by $24.0 million primarily due to a decrease in profit sharing of $11.7 million, a decrease in our employee population resulting in lower expenses of $11.6 million, a decrease of $4.4 million due to forfeiture of RSUs for employees that are no longer with the company, offset by an increase of $4.2 million in equity based compensation primarily for the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit sharing compensation decreased largely due to decreased profit from our liquid and hybrid hedge funds. Our average headcount for the three months ended June 30, 2009 decreased 7% compared to the three months ended June 30, 2008.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $1.6 million primarily as a result of an increase in professional fees and consulting fees of $1.2 million, which was primarily attributed to write-offs of legal fees previously capitalized for funds which have not launched, an increase of $1.0 million for fees paid to Nomura in connection with raising investor capital for a new fund in Asia, and partially offset by a net decrease of $0.6 million in recruiting and other general expenses.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $746.0 million with a weighted average recognition period of 3.61 years. This does not include amounts related to the Principals Agreement, which is discussed above.

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

Other Income (Loss)

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Net gains (losses) - other investments	$16,968	$(34,572)	$51,540	$19,441	$(6,615)	$26,056
Tax receivable agreement liability reduction	(55)	—	(55)	—	—	—
Earnings (losses) from equity method investees	16,208	(75,629)	91,837	51,057	(26,500)	77,557

Total Other Income (Loss)	$33,121	$(110,201)	$143,322	$70,498	$(33,115)	$103,613

Six months ended June 30

For the six months ended June 30, 2009 compared with the six months ended June 30, 2008, total other income (loss) increased as a result of the following:

Net gains (losses) – other investments increased by $51.5 million primarily due to the recognition of an unrealized gain of $17.7 million for the six months ended June 30, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $21.0 million on our investments in our Castles and other securities and an unrealized loss of $15.4 million on our options in our Castles as a result of a decline in the relative performance of their underlying stock price for the six months ended June 30, 2008. Our investments in GAGFAH and the Castles are held at fair value pursuant to the provisions of SFAS 159.

Earnings (losses) from equity method investees increased by $91.8 million primarily due to the net effect of (i) the recognition of $16.2 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, hybrid hedge funds and hybrid PE funds, compared to (ii) the recognition of a $75.6 million loss on our equity method investments for the six months ended June 30, 2008. The overall increase in income was primarily a result of improved returns within the funds.

Three months ended June 30

For the three months ended June 30, 2009 compared with the three months ended June 30, 2008, total other income (loss) increased as a result of the following:

Net gains (losses) – other investments increased by $26.1 million primarily due to the recognition of an unrealized gain of $19.5 million for the three months ended June 30, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $3.7 million on our investments in our Castles and other securities and an unrealized loss of $2.9 million on our options in our Castles as a result of a decline in the relative performance of their underlying stock price for the three months ended June 30, 2008. Our investments in GAGFAH and the Castles are held at fair value pursuant to the provisions of SFAS 159.

Earnings (losses) from equity method investees increased by $77.6 million primarily due to the net effect of (i) the recognition of $51.1 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, hybrid hedge funds and hybrid PE funds, compared to (ii) the recognition of a $26.5 million net loss on our equity method investments for the three months ended June 30, 2008. The overall increase in income was primarily a result of improved returns within the funds.

Income Tax Benefit (Expense)

Fortress has recorded a significant deferred tax asset, primarily in connection with the Nomura Transaction and IPO. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “– Critical Accounting Policies” below.

For the six and three months ended June 30, 2009, Fortress recognized income tax expense (benefit) of ($1.7 million) and ($1.3 million), respectively. For the six and three months ended June 30, 2008, Fortress recognized income tax expense (benefit) of $5.3 million and ($1.9 million), respectively. The primary reasons for the changes in income tax expense (benefit) for the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, and (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision.

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

Distributable earnings is defined in Note 10 to Part I, Item 1, “Financial Statements – Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$76,515	$80,143	$(3,628)	$38,884	$40,372	$(1,488)
Incentive Income	—	28,741	(28,741)	—	—	—

Segment revenues - total	$76,515	$108,884	$(32,369)	$38,884	$40,372	$(1,488)

Pre-tax distributable earnings	$56,856	$81,647	$(24,791)	$27,567	$31,591	$(4,024)

Six months ended June 30

Pre-tax distributable earnings decreased by $24.8 million primarily due to:

•

a $1.2 million net decrease in management fees. Management fees decreased by $3.6 million due to a decrease of $8.2 million primarily as a result of the net asset value of certain portfolio companies of Fund III, Fund IV, FRID, and special investments declining below their invested capital, partially offset by an increase of $5.0 million primarily generated by capital called for Fund V Coinvestment, Mortgage Opportunities Fund III, and Fund II after June 30, 2008. The management fee decrease of $3.6 million was partially offset by a corresponding reduction of $2.4 million in the employees’ percentage share of management fees;

•

an $18.4 million net decrease in incentive income. The decrease in incentive income is primarily attributable to a decrease in performance in the private equity funds that resulted in no incentive income (and no employee’s share of incentive income) recognized for the six months ended June 30, 2009 as compared to $28.7 million in incentive income (reduced by the employees’ share of incentive income of $10.3 million) for the six months ended June 30, 2008; and

•	a $5.3 million net increase in operating expenses primarily related to an increase in general and administrative expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $4.0 million primarily due to:

•

a $0.3 million net decrease in management fees. Management fees decreased by $1.5 million due to a decrease of $4.1 million primarily as a result of the net asset value of certain portfolio companies of Fund III, Fund IV, FRID, and special investments declining below their invested capital, partially offset by an increase of $2.8 million primarily generated by capital called for Fund V Coinvestment and Fund II after June 30, 2008. The management fee decrease of $1.5 million was partially offset by a corresponding reduction of $1.2 million in the employees’ percentage share of management fees; and

•	a $3.7 million net increase in operating expenses primarily related to an increase in general and administrative expenses.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$24,430	$27,655	$(3,225)	$12,519	$13,961	$(1,442)
Incentive Income	—	12	(12)	—	—	—

Segment revenues - total	$24,430	$27,667	$(3,237)	$12,519	$13,961	$(1,442)

Pre-tax distributable earnings	$10,714	$8,204	$2,510	$6,725	$3,928	$2,797

Six months ended June 30

Pre-tax distributable earnings increased by $2.5 million primarily due to:

•

a $0.7 million net decrease in management fees. Management fees decreased by $3.2 million primarily due to a $2.3 million decrease as a result of changes in foreign currency exchange rates, a $0.5 million decrease in management fees from non-affiliates, and a $0.4 million decrease as a result of a decrease in average AUM. These decreases to management fees were partially offset by a decrease in the employees’ share of management fees of $2.5 million; and

•	a $3.3 million net decrease in operating expenses primarily due to lower compensation expenses.

Three months ended June 30

Pre-tax distributable earnings increased by $2.8 million primarily due to:

•

a $0.3 million net decrease in management fees. Management fees decreased by $1.4 million primarily due to a $1.0 million decrease as a result of changes in foreign currency exchange rates, a $0.3 million decrease in management fees from non-affiliates, and a $0.2 million decrease as a result of an decrease in average AUM. These decreases to management fees were partially offset by a decrease in the employees’ share of management fees of $1.2 million; and

•	a $3.0 million net decrease in operating expenses primarily due to lower compensation expenses.

Liquid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$42,522	$110,325	$(67,803)	$19,893	$57,606	$(37,713)
Incentive Income	247	17,040	(16,793)	247	14,345	(14,098)

Segment revenues - total	$42,769	$127,365	$(84,596)	$20,140	$71,951	$(51,811)

Pre-tax distributable earnings	$12,706	$45,426	$(32,720)	$6,731	$30,695	$(23,964)

Six months ended June 30

Pre-tax distributable earnings decreased by $32.7 million primarily due to:

•

a $57.6 million net decrease in management fees. Management fees decreased $67.8 million primarily due to (i) a $72.9 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds subsequent to June 30, 2008 and (ii) a $2.2 million decrease due to a reduction in the average management fee percentage earned, partially offset by (iii) $3.7 million generated by the growth in the average AUM of Fortress Commodities Fund and (iv) $3.5 million due to management fees generated by the new Fortress Macro Funds which were launched in May 2009. The management fee decrease of $67.8 million was offset by a $10.2 million reduction in the employees’ share of management fees;

•

a $0.6 million net increase in incentive income. Incentive income decreased $16.8 million primarily due to incentive income generated by special investments and the Fortress Commodities Fund of $2.0 million and $15.0 million, respectively, for the six months ended June 30, 2008 as compared to $0.2 million of incentive income recognized for the six months ended June 30, 2009. The $16.8 million decrease was offset by a $17.4 million net decrease in the employees’ share of incentive income primarily as a result of (i) a $17.8 million decrease in the accrual of the employees’ share of incentive income due to prior period losses (i.e. the “highwater mark”) in the Drawbridge Global Macro Funds and Fortress Commodities Fund partially offset by (ii) a $0.4 million increase in the employees’ share of incentive income earned on the Fortress Macro Funds;

•	a $24.2 million net decrease in operating expenses primarily due to a decrease in average headcount.

Three months ended June 30

Pre-tax distributable earnings decreased by $24.0 million primarily due to:

•

a $30.8 million net decrease in management fees. Management fees decreased $37.7 million primarily due to (i) a $40.9 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds subsequent to June 30, 2008 and (ii) a $1.1 million decrease due to a reduction in the average management fee percentage earned, partially offset by (iii) $0.7 million generated by the growth in the average AUM of Fortress Commodities Fund and (iv) $3.5 million due to management fees generated by the new Fortress Macro Funds which were launched in May 2009. The management fee decrease of $37.7 million was offset by a $6.9 million reduction in the employees’ share of management fees;

•

an $7.7 million net decrease in incentive income. Incentive income decreased $14.1 million primarily due to incentive income generated by the Fortress Commodities Fund of $14.4 million for the three months ended June 30, 2008 as compared to $0.2 million of incentive income recognized for the three months ended June 30, 2009. The $14.1 million decrease was offset by a $6.4 million net decrease in the employees’ share of incentive income primarily as a result of (i) a $7.6 million decrease in the employee’s share of incentive income earned on the Fortress Commodities Fund partially offset by (ii) a $1.2 million increase in the accrual of the employees’ share of incentive income earned on the Fortress Macro Funds;

•	a $14.6 million net decrease in operating expenses primarily due to a decrease in average headcount.

Hybrid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$57,624	$73,455	$(15,831)	$29,501	$36,611	$(7,110)
Incentive Income	1,013	872	141	191	447	(256)

Segment revenues - total	$58,637	$74,327	$(15,690)	$29,692	$37,058	$(7,366)

Pre-tax distributable earnings	$10,371	$11,279	$(908)	$7,467	$9,231	$(1,764)

Six months ended June 30

Pre-tax distributable earnings decreased by $0.9 million primarily due to:

•

a $15.8 million net decrease in management fees. Management fees decreased by $17.2 million primarily as a result of a decrease in average AUM, primarily due to negative fund returns in 2008, offset by an increase of $1.4 million in management fees from a new hybrid hedge fund;

•

a $0.9 million net increase in incentive income. Incentive income increased by $0.1 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $0.8 million. The $0.1 million increase in incentive income was primarily attributable to a net increase of $1.0 million in incentive income primarily from third party accounts we manage offset by a $0.9 million decrease in incentive income primarily from our hybrid hedge funds. The decrease of $0.8 million in profit sharing compensation expense was primarily a result of a decline in the returns of our hybrid hedge funds; and

•	a $14.0 million decrease in compensation and operating expenses primarily related to a decrease in average headcount.

Three months ended June 30

Pre-tax distributable earnings decreased by $1.8 million primarily due to:

•

a $7.1 million net decrease in management fees. Management fees decreased by $8.5 million primarily as a result of a decrease in average AUM, primarily due to negative fund returns in 2008, offset by an increase of $1.4 million in management fees from a new hybrid hedge fund;

•

a $0.5 million net decrease in incentive income. Incentive income decreased by $0.3 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, increased by $0.2 million. The $0.3 million decrease in incentive income was primarily attributable to a $0.5 million decrease in incentive income primarily as a result of decreased performance of our hybrid hedge funds, offset by a net increase of $0.2 million in incentive income primarily from third party accounts we manage; and

•	a $5.8 million decrease in compensation and operating expenses primarily related to a decrease in average headcount.

Hybrid PE Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$14,435	$4,187	$10,248	$8,354	$2,178	$6,176
Incentive Income	6,814	—	6,814	6,814	—	6,814

Segment revenues - total	$21,249	$4,187	$17,062	$15,168	$2,178	$12,990

Pre-tax distributable earnings	$6,823	$239	$6,584	$4,590	$351	$4,239

Six months ended June 30

Pre-tax distributable earnings increased by $6.6 million primarily due to:

•

a $10.2 million net increase in management fees primarily due to $3.4 million of management fees generated by the creation of new hybrid PE funds, most notably the Assets Overflow Fund and a managed account, and an increase of $6.8 million in management fees primarily as a result of growth in average AUM due to capital calls;

•

a $3.2 million increase in net incentive income primarily due to $6.8 million of incentive income generated from distributions not subject to clawback offset by $3.6 million of profit sharing expense; and

•	a $6.8 million increase in operating expenses primarily related to an increase in average headcount primarily from new funds.

Three months ended June 30

Pre-tax distributable earnings increased by $4.2 million primarily due to:

•

a $6.2 million net increase in management fees primarily due to $1.9 million of management fees generated by the creation of new hybrid PE funds, most notably the Assets Overflow Fund and a managed account, and an increase of $4.3 million in management fees primarily as a result of growth in average AUM due to capital calls;

•

a $3.2 million increase in net incentive income primarily due to $6.8 million of incentive income generated from distributions not subject to clawback offset by $3.6 million of profit sharing expense; and

•	a $5.2 million increase in operating expenses primarily related to an increase in average headcount primarily due to new funds.

Principal Investments

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Pre-tax distributable earnings (loss)	$(29,114)	$(30,656)	$1,542	$5,920	$(17,326)	$23,246

Six months ended June 30

Pre-tax distributable loss decreased by $1.5 million primarily due to:

•

a $26.1 million increase in net investment income due to higher returns on our investments, primarily in our liquid hedge funds and hybrid hedge funds, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008;

•	a $2.2 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $22.8 million decrease in net investment income primarily as a result of impairments of $28.4 million, $0.2 million, $0.1 million, $3.0 million and $0.6 million in our investments in our private equity funds, Castles, liquid hedge funds, hybrid hedge funds and hybrid PE funds, respectively, during the six months ended June 30, 2009, as compared to an impairment of $9.5 million in our investment in our Castles during the six months ended June 30, 2008; and

•

a $3.9 million decrease in net investment income primarily due to (i) a $4.5 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a $2.3 million decrease due to foreign currency translation adjustments, (iii) a $1.8 million decrease relating to non-controlling interests in net investment income, offset by (iv) a net increase of $0.2 million due to a decrease in investment related expenses and (v) a decrease of $4.5 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the six months ended June 30, 2009.

Three months ended June 30

Pre-tax distributable earnings (loss) increased by $23.2 million primarily due to:

•

a $13.5 million increase in net investment income due to higher returns on our investments, primarily in our liquid hedge funds and hybrid hedge funds, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008;

•	a $1.4 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $9.5 million increase in net investment income primarily as a result of an impairment of $9.5 million in our investments in our Castles that was recognized during the three months ended June 30, 2008; and

•

a $1.2 million decrease in net investment income primarily due to (i) a $2.1 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a $0.2 million decrease due to foreign currency translation adjustments, (iii) a $1.9 million decrease relating to non-controlling interests in net investment income, offset by (iv) a net increase of $0.8 million due to a decrease in investment related expenses, and (v) a decrease of $2.3 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the three months ended June 30, 2009.

Unallocated

	Six Months Ended June 30,			Three Months Ended June 30,
	2009	2008	Variance	2009	2008	Variance
Pre-tax distributable earnings (loss)	$(294)	$7	$(301)	$(143)	$(31)	$(112)

Six months ended June 30

Pre-tax distributable earnings (loss) decreased by $0.3 million. The decrease in earnings is primarily due to an increase in general corporate expense.

Three months ended June 30

Pre-tax distributable loss increased by $0.1 million. The increase in loss is primarily due to an increase in general corporate expense.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of June 30, 2009, the receipt of approximately $27.9 million of management fees had been deferred and the ultimate timing of their payment is currently uncertain. Since quarter end, the amount of deferred management fees has increased significantly and may continue to increase in the future. Also, while we still believe that we will receive these fees, we now expect to receive payment at a later date than we previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $90.5 million at June 30, 2009 and expected capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, and fund capital commitments, in each case expected to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement.

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

On February 8, 2007, we completed an initial public offering of our Class A shares. We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of June 30, 2009, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2009 consisted of the following (in thousands):

Outstanding Commitment
Private Equity Funds
Fund I	$12
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	45,292
Fund V Coinvestment	4
Fund VI	15,000
FRID	795
FHIF	11,446
FECI	1,551

Hybrid PE Funds
Credit Opportunities Fund	5,342
Long Dated Value Fund I	460
Long Dated Value Fund II	2,081
Long Dated Value Fund III	453
LDVF Patent Fund	19
Real Assets Fund	37,521
Assets Overflow Fund	24
Karols Development Co	5,457
FTS SIP L.P.	524
Japan Opportunity Fund	325
Yama 1 and 2 GK	99

Total	$131,029

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

July 1 to December 31, 2009	$9,428
2010	18,579
2011	11,981
2012	11,338
2013	11,085
2014	10,698
Thereafter	22,633

Total	$95,742

Debt Obligations

As of June 30, 2009, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

On June 11, 2009, we entered into an amendment to our credit agreement. This amendment, among other things, (i) allows us to repurchase outstanding loans made under the credit agreement subject to certain conditions, (ii) permits us to make investments in Fortress Funds in any amount we deem appropriate, provided that investments in Fortress Funds created after June 11, 2009 in excess of 1.5% of such Fund’s aggregate called capital may not be deducted from Free Cash Flow (as defined in the credit agreement), (iii) excludes Managed Accounts (as defined in the credit agreement) from the definition of Material Fortress Funds, (iv) expands the term “Permitted Fund Termination” to include the termination, dissolution, liquidation or windup of a Fortress Fund either (a) after the last asset or investment is sold in the ordinary course of business or (b) after the date of dissolution as stated in the applicable fund document, and (v) revises the financial covenants by (a) reducing the percentage of Free Cash Flow that must be applied to prepay outstanding term loans from 75% to 50% if, on the applicable measurement dates, the amount of outstanding commitments and loans does not exceed $315 million, the amount of outstanding loans does not exceed $300 million and the Consolidated Leverage Ratio (as calculated according to the terms of the Credit Agreement) does not exceed 2.0 to 1.0, and (b) increasing the amount of restricted payments that can be made, with such increase specified according to formulas set forth in the Credit Agreement.

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

The following table presents information regarding our debt obligations (dollars in thousands):

				June 30, 2009
				Weighted	Weighted
			Final	Average	Average
	Face Amount and Carrying Value		Stated	Funding	Maturity
Debt Obligation	June 30, 2009	December 31, 2008	Maturity	Cost (1)	(Years)
Credit Agreement (2)
Revolving debt (3)	$—	$104,041	May 2012	—	—
Term loan	350,000	350,000	May 2012	4.14%	1.86
Delayed term loan	89,750	275,000	May 2012	3.39%	0.40

Total	$439,750	$729,041		3.99%	1.56

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.31%.

(2)	Collateralized by substantially all of Fortress Operating Group's assets as well as Fortress Operating Group's rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $65.5 million was undrawn under the revolving debt facility as of June 30, 2009. The revolving debt facility included a $25 million letter of credit subfacility of which $9.5 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.3 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows as of June 30, 2009 (in thousands).

July 1 - December 31, 2009	$41,925
2010	55,900
2011	41,925
2012	300,000

Total	$439,750

As a result of the Nomura transaction and our initial and secondary public offerings, FIG Asset Co. LLC lent excess proceeds of $320.5 million to FIG Corp. pursuant to a demand note. As of June 30, 2009, the outstanding balance was $230.8 million. This intercompany debt is eliminated in consolidation.

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

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of June 30, 2009. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

•

Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 10 to Part I, Item 1 “Financial Statements and Supplementary Data – Segment Reporting” for a further discussion of clawback.

The following table sets forth the financial covenant requirements as of June 30, 2009.

	June 30, 2009 (dollars in millions)
	Requirement		Actual	Notes
AUM	>$	22,000	$31,041	(A)
Consolidated Leverage Ratio	<	3.50	1.50	(B)
Required Investment Assets	>$	449	$790	(C)
Fortress Fund Investments	>$	180	$473	(C)
Total Investments	>$	270	$605	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by clawback reserves or the impairment of investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

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

This summary is qualified by reference to our credit agreement, a copy of which, including all amendments thereto, has been filed with the SEC.

Dividends / Distributions

During the six months ended June 30, 2009, Fortress Operating Group made distributions of $31.3 million to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

Cash Flows

Our historical consolidated statements of cash flows reflect the cash flows of Fortress Operating Group, for the six months ended June 30, 2009.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was ($50.2) million and $33.2 million during the six months ended June 30, 2009 and 2008, respectively.

Operating Activities – Comparative (Six Months Ended June 30, 2009 vs. June 30, 2008)

Cash received for management fees decreased by $95.0 million from $286.7 million in 2008 to $191.7 million in 2009. Management fees are based on average fee paying AUM, which decreased from 2008 to 2009 (private equity funds decreased by ($0.8) billion, Castles decreased by ($0.1) billion, liquid hedge funds decreased by ($4.4) billion, hybrid hedge funds decreased by ($0.3) billion, and hybrid PE funds increased by $1.5 billion) as a result of capital raising, including new fund formation, offset by redemptions and losses. In addition, approximately $27.9 million of management fees were past due at June 30, 2009 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and hybrid PE funds. Severe market conditions have resulted in lower fund performance and reduced realizations and thus a decrease of $26.1 million in cash received for incentive income from 2008 to 2009.

Despite an increase in average headcount from June 31, 2008 to June 30, 2009, cash paid for compensation decreased by $48.4 million for the six month periods ended June 30, 2008 compared to June 30, 2009. This decrease is mainly attributable to reduced profit sharing compensation, as a result of lower performance within our funds.

Cash paid for interest decreased approximately $8.7 million due to a lower average debt balance of $620.4 million in 2009 compared to $761.2 million in 2008. The weighted average interest rate also decreased to 2.74% in 2009 as compared to 4.72% in 2008.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($13.4) million and $95.9 million during the six months ended June 30, 2009 and 2008, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($39.3) million and ($82.3) million during the six months ended June 30, 2009 and 2008, respectively, (ii) distributions of capital from equity method investees of $27.5 million and $182.1 million during the six months ended June 30, 2009 and 2008, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($1.7) million and ($3.9) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($109.3) million and $25.7 million during the six months ended June 30, 2009 and 2008, respectively. Our financing activities primarily included the capital raise described below and (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($30.6) million and ($133.4) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($4.1) million and ($48.1) million during these periods, respectively, (iii) dividends to our shareholders, and (iv) our net borrowing and repayment activity.

In May 2009, Fortress sold 46 million Class A shares in a public offering at a price to the public of $5.00 per share, for net proceeds of approximately $219.5 million after deducting the underwriters’ discount and other offering expenses. The Principals purchased an aggregate of 3.6 million of these shares, a senior employee purchased 0.4 million of these shares, and Nomura purchased 5.4 million of these shares, at the public offering price. A portion of the proceeds were used to pay down the credit agreement (as shown above).

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2009.

The categories displayed below correspond directly with the disclosures which are required under SFAS 157. Note that negative percentages represent net short positions.

		Private Equity Funds	Liquid Hedge Funds		Hybrid Hedge Funds	Hybrid PE Funds	Total Investment Company Holdings
	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	8%	45%	95%	1%	1%	(4%)
2.	Other observable market parameters	5%	25%	5%	(1%)	0%	5%
3A.	Third party pricing sources with significant unobservable market parameters (A)	8%	29%	0%	98%	86%	63%
3B.	Internal models with significant unobservable market parameters	79%	1%	0%	2%	13%	36%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of June 30, 2009, $7.5 billion of investments in our private equity funds, $0.04 billion of investments in our liquid hedge funds, $0.2 billion of investments in our hybrid hedge funds, and $0.7 billion of investments in our hybrid PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2009, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Hybrid PE Funds
Management fees, per annum on a prospective basis	$3.3 million or ($3.3 million) (A)	$1.7 million	$15.3 million	$0.3 million or ($1.9 million) (A)
Incentive income	N/A (B)	$0.0 million or ($0.1 million)	N/A (C)	N/A (B)
Earnings from equity method investees	$42.6 million	$0.7 million	$23.2 million	$8.4 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2009, $3.0 billion of such private equity fund or hybrid PE fund portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2009 is the current reset date.

(B)	Private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, “Financial Statements – Income Taxes and Tax Related Payments.”

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. SFAS 160 applies to reporting periods beginning after December 15, 2008. SFAS 160 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from the adoption of SFAS 160 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

In April 2009, the FASB issued three FSPs related to fair value and impairment, FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These FSPs (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These FSPs are effective for Fortress in the second quarter of 2009. They have had a small impact on our disclosures, a potential impact on future impairment determinations for distributable earnings purposes (if any), but no material impact on our financial condition, liquidity, or results of operations upon adoption.

In June 2009, the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R).” SFAS 167 changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. We are currently evaluating the potential impact of SFAS 167 on us. To the extent it results in changes to the entities included in our consolidated financial statements, the impact could be material to our gross assets, liabilities, revenues and expenses but would not be material to the net income or equity attributable to our Class A shareholders.

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

Contractual Obligations

As of June 30, 2009, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.5 billion as of December 31, 2008 to $1.2 billion as of June 30, 2009.

Our debt obligations payable decreased from $777.7 million as of December 31, 2008 to $468.9 million as of June 30, 2009, including estimates for interest payments. This decrease was primarily attributable to the repayment of the revolving debt and a portion of the delayed term loan from proceeds of our May 2009 capital raise in the amounts of $54.0 million and $110.3 million, respectively. In addition, this decrease was also attributable to our March 13, 2009 amendment to our credit agreement. In connection with this amendment, we repaid (i) $50.0 million of outstanding revolving debt and (ii) $75.0 million of the outstanding delayed term loan.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $140.9 million as of December 31, 2008 to $131.0 million as of June 30, 2009. This decrease is primarily attributable to a $14.4 million contribution we made to Fund V during the six months ended June 30, 2009, partially offset by the net effect of recallable capital distributions from the Real Assets Fund and the Credit Opportunities Fund, which increased our outstanding commitments by $4.5 million.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net recorded asset value as of June 30, 2009, which we refer to as intrinsic clawback, was $104.1 million as compared to $130.3 million at December 31, 2008. This decrease is primarily a result of the net returns earned by the related Fortress Funds during the six months ended June 30, 2009.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2009 (in thousands):

Assets
Equity method investees	$818,147
Options in affiliates	116

$818,263

Liabilities
Debt obligations payable	$439,750

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2009, approximately 47% of our management fees earned were based on the NAV of the applicable funds.

•

For private equity funds and certain hybrid PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of funds formed after March 2006. For funds formed after March 2006 that are no longer in the investment period, management fees are earned on the NAV of investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

•	For Castles, management fees are not calculated based on NAV but instead a fee is charged based on the funds' contributed capital.

•

For hedge funds, other than the Value Recovery Funds, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments. For the Value Recovery Funds, management fees are based on realizations which are not dependent on current estimated fair value; for certain managed assets within the Value Recovery Funds management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

Changes in values of investments could indirectly affect future management fees by, among other things, reducing the funds' access to capital or liquidity and their ability to currently pay the management fees.

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

•

Incentive income from our private equity funds and hybrid PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and hybrid PE funds where incentive income is subject to contingencies at June 30, 2009 would increase or decrease future incentive income by $99.1 million or ($26.6 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•

Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles' investments (primarily real estate, loans and securities), except for minor items (for example, the unrealized gain or loss on non-hedge derivatives which make up only an immaterial portion of their assets).

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For the hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the fund on June 30, 2009 would have resulted in a loss to investors for the quarter. In future quarters, this loss would create or cause the fund to fall further below a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on June 30, 2009, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year). The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at June 30, 2009 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$4.2	$	N/A	(E)	$45.2	$4.2	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	6.5		5.7		1.0	6.5		5.7			0.3
Hybrid
Hedge Funds	11.7		N/A	(G)	19.1	11.7		0.0			10.0
PE Funds	0.3		N/A	(E)	6.0	0.3		N/A	(E)		N/A

Total	$22.7		$5.7		$71.3	$22.7		$5.7			$10.3

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(4.2)	$	N/A	(E)	$(45.2)	$(4.2)	$	N/A	(E) (F)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Funds	(6.5)		(0.1)		(1.0)	(6.5)		(0.1)			(0.3)
Hybrid
Hedge Funds	(11.7)		N/A	(G)	(19.1)	(11.7)		0.0			(10.0)
PE Funds	(1.9)		N/A	(E)	(6.0)	(1.9)		N/A	(E) (F)		N/A	(F)

Total	$(24.3)		$(0.1)		$(71.3)	$(24.3)		$(0.1)			$(10.3)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and hybrid PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.5 billion of such private equity fund or hybrid PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries. The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.8 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.1 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).

(E)	For GAAP Revenues, private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and hybrid PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase $4.4 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of June 30, 2009, we had a $2.2 million investment in Eurocastle and a $47.6 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2009, we estimate the gains and losses for the six months ended June 30, 2009 in relation to the value of the shares and options would increase or decrease by $5.0 million.

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

In March 2009, the US Treasury announced plans for the Public Private Investment Partnership Program (or “PPIP”) for legacy assets, which is intended to generate purchasing power to help facilitate the purchase of various loans and securities held by financial institutions. As part of the PPIP, the Treasury accepted applications from investment managers to become pre-qualified to manage assets of to-be-formed investment funds that would invest in legacy securities on behalf of the government and private investors. We were not selected in the initial round of announcements to be pre-qualified as an investment manager under this program. As we stated prior to the announcement of pre-qualified managers, we do not currently anticipate that the PPIP will have a material impact on our business. The details of the TALF, PPIP and other initiatives are subject to change, and it is unclear whether we and/or our funds will be eligible to participate directly in these programs (whether as an investment manager, as a recipient of financing or otherwise) and, therefore, these initiatives may not directly benefit us. If any of our competitors are able to benefit from these programs, they may gain a competitive advantage over us. In addition, the government may decide to implement these programs in unanticipated ways that have a more direct impact on our funds or our businesses. For example, the government may decide that it will not purchase or finance certain types of loans or securities, which may adversely affect the price of those securities. If we own such securities in our funds, such price impacts may have an adverse impact on the liquidity and/or performance of such funds.

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

The leverage ratio covenant is tested as of the end of each fiscal quarter while the AUM and investment asset covenants are applicable at all times. We have amended these and other covenants several times in the last year in order to provide sufficient flexibility to ensure compliance with the terms of our credit agreement. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate, and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets and other market factors. The ongoing global economic recession has negatively impacted the cash flow that we have generated and expect to generate in the future as well as the current and expected value of our investment assets and current and expected AUM. These negative conditions, in turn, negatively affect our ability to comply with these covenants. For example, the investment assets on our balance sheet include a limited number of concentrated positions in companies or other ventures whose liquidity, operating results and financial condition have been adversely affected by the ongoing recession. For example, we have a significant on-balance sheet investment (indirectly through a fund) in a portfolio company that has a large amount of debt that must be refinanced in the second half of 2009. The failure of the portfolio company to successfully refinance its debt (or a material default by any other portfolio company in which we have a material direct or indirect investment) could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following time periods: $14 million in October 2009, an additional $56 million during 2010, an additional $42 million by January 2011, and the remaining balance at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

A failure by us to comply with the covenants or amortization requirements – or upon default – specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “–Debt Obligations,” and “–Covenants.”

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Global Macro funds and, in the event that a replacement is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Global Macro funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

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

Certain of our existing funds have key person provisions relating to senior employees other than the named principals of Fortress, and the resignation or termination of any such senior employee could result in a material adverse effect on the applicable fund or funds. In addition, the terms of certain of our existing funds may be amended over time to add additional key persons, and senior employees (including but not limited to Fortress principals) may also be deemed as key persons for funds that are formed in the future.

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

On July 19, 2009, the Company announced that Daniel Mudd will be appointed to the position of Chief Executive Officer, effective August 11, 2009. Mr. Mudd will be responsible for Fortress’s day-to-day operations, while the Fortress principals will each continue to lead their respective investment businesses and serve on the Board of Directors. Since our founding, the CEO role has been played by one of the founding principals. With our recent realignment of responsibilities, the integration of a new individual into that role will present various managerial, logistical and administrative risks to our daily operations, and there can be no assurance that we will manage this transition successfully.

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

Under the terms of our credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generates management and incentive fees during the previous twelve months – or which we expect to generate such fees within the next twelve months – in an aggregate amount of at least $25 million, such termination would constitute an event of default under our credit agreement. In addition, if any such fund commenced a process to dissolve, liquidate or otherwise wind-up the fund outside the ordinary course of business, such commencement would also constitute an event of default under our credit agreement. If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly over the past two years (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In addition, we are exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In such actions we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. As a general matter, the litigation environment in the investment management business tends to become worse in times of extreme market volatility such as what we are currently experiencing. We have experienced negative performance during various periods over the past year in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

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

Our liquid hedge funds, our offshore hybrid hedge fund and many of our private equity funds and hybrid PE funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries. In November 2008, our flagship liquid hedge funds, the Drawbridge Global Macro Funds, temporarily suspended redemptions from the funds due to the heavy volume of redemption requests received during the fourth quarter of 2008. The suspensions were based, in large part, on the need to renegotiate the terms of various financing arrangements to which one or more of the funds were party. In addition, the Drawbridge Global Macro Funds announced their intention to engage in a significant restructuring of their business, including the planned bifurcation of the funds’ assets into “liquid” and “illiquid” pools, revisions to certain of the fees charged to the funds’ investors, payment of redemption proceeds in a combination of cash and in-kind distributions in the form of interests in an entity that holds interests in the illiquid pool and a plan to allow non-redeeming investors to exchange their interests in the liquid pool of assets into a newly-formed fund. Since the time of such announcements, the Drawbridge Global Macro Funds have successfully renegotiated the terms of their financing arrangements, lifted the suspension of redemptions and paid cash redemptions for the liquid portion of the redeemed investments (in the amount of $2.1 billion), and have also proceeded with the formation and launch of the new fund (Fortress Macro Fund) as of May 1, 2009. On May 7, 2009, a suit was filed in the Grand Court Cayman Islands by an investor in the Drawbridge Global Macro Fund Ltd challenging the payment of redemption proceeds partially in-kind as described above; however, the fund believes that the suit is without merit. There can be no assurances that Fortress will successfully defend this suit or that additional investors will not file similar or other litigation at a later date based on claims stemming from the transactions.

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

In addition, with a workforce consisting of many very highly paid investment professionals, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. Such claims are more likely to occur in the current environment where individual employees may experience significant volatility in their year-to-year compensation due to trading performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons, as has occurred over the past year in a number of instances. The cost of settling such claims could adversely affect our results of operations.

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

We believe that the financial industry will likely become more highly regulated in the near future in response to such recent events. On June 17, 2009, the Obama Administration issued a “white paper” containing a series of proposals to reform the financial industry, which, if enacted, would significantly alter both how financial services and asset management firms are regulated and how they conduct their business. For example, the proposals would require advisors of most hedge funds, private equity funds and other pools of capital to register with the SEC as investment advisors under the Investment Advisors Act of 1940 and would impose new record-keeping and reporting requirements on these funds (which may be similar to those requirements proposed in the Hedge Fund Transparency Act, which is discussed below). The proposals would also require all OTC derivatives markets, including credit default swap markets, to be subject to increased regulation. We do not know whether some or all of these proposals will be enacted or, if enacted, what impact the final regulations will have on us.

We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds and portfolio companies. For example, the SEC recently instituted a permanent ban on “naked” short sales. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

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

In July 2009, the U.S. House of Representatives passed legislation that would empower federal regulators to prescribe regulations to prohibit any incentive-based payment arrangements that the regulators determine encourage financial institutions to take risks that could threaten the soundness of the financial institutions or adversely affect economic conditions and financial stability. At this time, we cannot predict whether this legislation will be enacted and, if enacted, what form it would take, what affect, if any, that it may have on our business or the markets in which we operate.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure. In addition, because the Operating Entities are held, in part, by FIG Corp., which is subject to tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by Operating Entities and which by Principal Holdings. We have historically extended loans and other forms of credit support from time to time to various of our investment funds in order to support funding and liquidity needs. In addition, our principals have sometimes extended similar credit support to our funds in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals creates the potential for claims of conflicts of interest by our fund investors.

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

Due to the global economic recession, the general state of distress in the financial markets and the generally poor returns in the alternative asset management business over the last 21 months, the alternative asset management industry is generally perceived to be in a state of transition. The industry has been marked over this period by increasing anxiety on the part of institutional fund investors as those investors have suffered from decreasing returns, liquidity pressure, significant volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. Market commentators and analysts have expressed the belief that as the economy begins to recover and such investors begin to increase the pace of new investments, those investors are likely to concentrate their holdings in a smaller overall group of managers that have relatively long-term track records, and that such factors are likely to result in a period of significant industry consolidation, especially in the hedge fund sector. In addition, it is possible that such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our sector.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2008 and 2007, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB recently proposed changes to the rules for consolidating entities in financial statements, which, if enacted, would require us to consolidate entities that we do not currently consolidate, and therefore to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

The investment performance of our flagship liquid hedge fund and our flagship hybrid hedge fund are down approximately 13.1% and 19.0%, respectively, as of June 30, 2009, from the date on which such funds last earned incentive income. The related percentage for investors in Drawbridge Global Macro who elected to transfer their investments to the Fortress Macro Funds would be slightly different, based on the relative performance of the funds subsequent to transfer. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. In addition, no private equity fund or hybrid PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund, which amount is referred to as a fund’s “high water mark.” The net asset values of some of these funds as of June 30, 2009, were below the funds’ applicable high water mark and, thus, these funds will not be able to earn incentive income until their respective net asset value exceeds their high water marks. The aggregate amount by which the high water marks for all such funds exceeded the funds’ respective net asset values as of June 30, 2009 was approximately $9.1 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $75 million revolving credit facility and a $550 million term loan facility. As of June 30, 2009, we had a $440 million term loan outstanding and nothing outstanding under our revolving credit facility ($9.5 million of letters of credit were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7.2 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2009, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $27.9 million, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $2.9 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and hybrid PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests for a total of $5.4 billion during 2008 and a total of approximately $1.0 billion year to date in 2009, and our hybrid hedge funds received redemption requests for $1.5 billion during 2008 and a total of $0.1 billion year to date in 2009. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or hybrid PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and hybrid PE funds. If all of our existing private equity funds and hybrid PE funds were liquidated at their NAV as of June 30, 2009, the cumulative clawback obligation to investors in these funds would be approximately $64.5 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments that would decrease our total liability).

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be unfavorable, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate have deteriorated and may continue to deteriorate because of many factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, further deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments, a continued lack of financing on acceptable terms, the need to invest additional capital into existing investments or to satisfy the terms of financing agreements and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including real estate, gaming and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees. A significant number of our portfolio companies in our private equity funds have material indebtedness which needs to be periodically paid down or refinanced (including some which have maturity dates within the next 12 months) and some of which contains financial covenants. If the credit markets continue to experience material stress for a prolonged period, such companies may have difficulty refinancing such indebtedness or may breach financial or operating covenants in their credit agreements, which could result in an event of default or bankruptcy at the portfolio company level. Such events would result in a material diminution in value of our funds’ investment in such company and would likely have a reputational impact on us as an investment manager. In some cases our private equity funds have guaranteed debt of their portfolio companies, and if such guarantees are called upon in the event that the applicable portfolio company defaults on its debt, payment of amounts due under the guarantee could have a material negative impact on the fund’s financial condition.

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

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the hybrid funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments. Lastly, the decrease in the price of our Class A shares over the past year and the amounts outstanding under, and terms of, our credit facility have made capital raising more challenging for some of our funds.

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing for their investments, and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income.

Over the past two years, the markets for debt financing have contracted significantly, particularly in the area of acquisition financings for private equity and leveraged buyout transactions as well as real estate–related financings. Large commercial banks, which have traditionally provided such financing, have demanded higher rates, more restrictive covenants and generally more onerous terms (including posting additional margin) in order to provide such financing, and in some cases will not provide any financing for acquisitions which would have been readily financed under credit conditions present for the past several years.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the significant deterioration of conditions in the financial markets and weakening or insolvency of a number of major financial institutions (such as Lehman Brothers and AIG) who serve as counterparties for derivative contracts, insurance policies and other financial instruments with us, our funds and our portfolio companies. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally reacted to the ongoing market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “—We are subject to risks in using prime brokers and custodians.”

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

Investors in our hedge funds may redeem their investments, and investors in our private equity funds and hybrid PE funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and could lead to a material adverse effect on our business.

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

The recent decline in the financial markets, together with reduced liquidity in the credit markets and negative performance of many hedge funds have led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend. Our liquid hedge funds received a total of $5.4 billion in redemption requests, including affiliates, for the fiscal year ended December 31, 2008. Our flagship liquid hedge fund temporarily suspended redemptions. Shares representing the fund’s interests in illiquid investments were placed in special purpose entities whose interests were distributed to both redeemers and non-redeemers. In 2009, the redeemers’ portion, including affiliates, of the liquid investments of $2.4 billion was paid. In comparison, the same liquid hedge funds received redemption requests, including affiliates, for a total of $0.3 billion related to the fiscal year ended December 31, 2007. Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those hybrid hedge funds totaled approximately $1.5 billion for the 2008 notice date. In comparison, the same hybrid hedge fund received return of capital requests, including from affiliates, for a total of $0.6 billion for the 2007 notice date.

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

The hedge fund industry has been especially volatile over the past year, and many hedge funds may face significant redemptions and liquidity issues.

As several press and industry reports have indicated over the last year, market conditions have negatively affected the hedge fund industry. Challenging market conditions have made it difficult to produce positive returns, and a significant number of hedge funds have posted negative results during that period. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, has prompted relatively high levels of investor redemptions at a time when many funds may not have sufficient liquidity to satisfy some or all of their investor redemption requests. Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of assets under management. Decreases in such funds’ AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds’ returns and our opportunities to produce incentive income from the affected funds.

If conditions continue or deteriorate, many funds may face additional redemption requests throughout the remainder of 2009, which would exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profile (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the affect of incentivizing investors to “gross up” or increase the size of the future redemption request they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in AUM decreases their management fees. We cannot predict the effect that any conditions affecting the hedge fund industry may have on our funds. For additional information on the impact of market conditions on our hedge funds, see “Risks Related to Our Funds.”

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

Our fund investments are subject to numerous additional risks.

Our fund investments, including investments by our funds of hedge funds in other hedge funds, are subject to numerous additional risks, including the following:

•

Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager.

•

Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy – for example a strategy involving the enforcement of property rights through litigation – may negatively impact one or more other Fortress funds.

•

Our funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

•

Our funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the funds interact on a daily basis.

•

The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

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

We have been engaged as the investment manager of a third-party investment fund, and we may be engaged as the investment manager of third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts. For example, in May 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P., which had approximately $2 billion of assets as of that date.

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

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds’ cash held with a prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the second quarter of 2009. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to pay dividends is restricted by the amortization requirements in our credit agreement and the requirement that we use 75%, or, in certain circumstances, 50%, of our free cash flow (as defined in the agreement) to make amortization payments. Under our credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

Our Class A shares are listed on the New York Stock Exchange under the symbol “FIG.” We are required to comply with the NYSE’s listing standards in order to maintain the listing of our Class A shares on the exchange. The NYSE has the authority to delist our Class A shares if, during any period of 30 consecutive trading days, the average closing share price falls below $1.00 or the average market capitalization of our Class A shares falls below $75 million and we are unable to satisfy these standards within the time periods specified under NYSE regulations. In addition, the NYSE has the authority to delist our Class A shares immediately if, during any period of 30 consecutive trading days, the average market capitalization of such shares falls below $15 million or if the NYSE determines that the trading price of our shares is abnormally low or if the NYSE otherwise believes the Class A shares should no longer be listed. As of August 4, 2009, during the previous 30 consecutive trading days, the average closing share price of our Class A shares was $3.38 per share and the average market capitalization of our Class A shares was $475 million. The average price of our Class A shares and related market capitalization has fallen significantly over recent quarters. If this decline continues, our Class A shares could be delisted from the NYSE. We cannot predict whether our Class A shares will be delisted. Accordingly, we cannot provide any assurance that a regular trading market of our Class A shares will be sustained on that exchange or elsewhere. Moreover, if our Class A shares are delisted from the NYSE, this event would likely decrease the trading volume and price of our Class A shares.

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

The market price of our Class A shares recently has been, and in the future, may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2009, we had 452,575,758 outstanding Class A shares on a fully diluted basis, 47,665,720 restricted Class A share units granted to employees and affiliates (net of forfeitures and excluding the 7,243,577 restricted units granted to our new CEO in July 2009), 146,836 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 67,187,444 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 24% of the 47,665,720 restricted Class A share units granted to Fortress employees and affiliates will vest on January 1, 2010, and become eligible for resale by the holders, with a similar percentage vesting on each of the three succeeding anniversaries of that date. We anticipate that approximately 35% of such shares will be sold into the market during the six-month period ending June 30, 2010 in order to fund tax withholding obligations. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In 2008 and 2009, this computation did not result in an increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

Our principals directly own an aggregate of 312,071,550 Fortress Operating Group units and also own an aggregate of 3,600,000 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Our principals and Nomura are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura has the ability to cause us to register any of the 55,071,450 Class A shares it purchased prior to our initial public offering. Nomura also purchased 5,400,000 Class A shares in our May 2009 offering.

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

Several items of tax legislation have recently been introduced, which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

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

As a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to U.S federal or state entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of any of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 18, 2009, the Company held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Robert I. Kauffman, Michael E. Novogratz and Takumi Shibata to the Board of Directors as Class II directors for three-year terms and (ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year.

The shareholders elected each of the directors and approved the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year. The number of votes cast for or against and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below (broker non-votes do not apply to these proposals):

Proposal	For	Against	Abstain
Election of Directors
Robert I. Kauffman	396,805,623		2,992,383
Michael E. Novogratz	396,572,277		3,225,729
Takumi Shibata	393,021,059		6,776,852
Ratification of the Appointment of Independent Registered Public Accounting Firm	398,697,992	732,954	367,060

Item 5.	Other Information

On August 4, 2009, George W. Wellde, Jr. was appointed to the Company’s Board of Directors as well as the Audit Committee and Nominating, Corporate Governance and Conflicts Committee of the Board of Directors. The Company will provide the same compensation to Mr. Wellde for his services on the Board and Audit Committee as the Company provides to other non-employee Board and Audit Committee members, which includes the following:

(1)	a grant of a number of restricted Class A shares equal in value to $300,000, based upon the average closing price of our Class A shares over the thirty trading-day period prior to the commencement of Mr. Wellde’s service on the Board, which will become vested in three equal portions on the day immediately preceding our annual shareholders meeting in each of 2010, 2011 and 2012 (provided that Mr. Wellde is still serving as of the applicable vesting date). Mr. Wellde will be entitled to all dividends that become payable on such shares during the restricted period;

(2)	a $30,000 payment for service on the Board, which is payable semi-annually; and

(3)	a $10,000 payment for service on the Audit Committee.

Mr. Wellde may elect to receive the payments for Board and Audit Committee service in cash or Class A shares.

Also, effective August 11, 2009, in connection with Mr. Mudd’s appointment as Chief Executive Officer, the Company is eliminating the position of Chief Operating Officer. As a result, Randal Nardone will no longer hold the title of Chief Operating Officer but will continue to perform the same services for Fortress as he has performed prior to this date. Mr. Nardone will continue to serve as a principal of the Company and a member of Fortress’s board of directors.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant.

10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.3	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.4	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan.

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.6	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

August 10, 2009

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chief Executive Officer

August 10, 2009

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 10, 2009

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

August 10, 2009