Form 10-Q
period 2009-09-30
Fortress Investment Group LLC
filed 2009-11-09
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Class A Shares: 145,511,736 outstanding as of November 2, 2009.

Class B Shares: 307,773,852 outstanding as of November 2, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Cash and cash equivalents	$106,986	$263,337
Due from affiliates	105,518	38,504
Investments
Equity method investees	881,768	774,382
Options in affiliates	1,417	39
Deferred tax asset	444,316	408,066
Other assets	91,763	93,407

	$1,631,768	$1,577,735

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$92,950	$158,033
Due to affiliates	333,320	346,265
Deferred incentive income	163,635	163,635
Debt obligations payable	411,800	729,041
Other liabilities	53,194	26,741

	1,054,899	1,423,715

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 145,511,736 and 94,609,525 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 307,773,852 and 312,071,550 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Paid-in capital	932,709	596,803
Retained earnings (accumulated deficit)	(683,732)	(513,379)
Accumulated other comprehensive income (loss)	(597)	(866)

Total Fortress shareholders’ equity	248,380	82,558
Principals’ and others’ interests in equity of consolidated subsidiaries - Note 6	328,489	71,462

Total equity	576,869	154,020

	$1,631,768	$1,577,735

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Management fees from affiliates	$106,926	$154,266	$321,003	$447,928
Incentive income from affiliates	7,638	718	14,596	56,162
Expense reimbursements from affiliates	24,952	12,501	58,660	42,722
Other revenues (affiliate portion disclosed in Note 6)	4,167	17,651	10,807	27,300

	143,683	185,136	405,066	574,112

Expenses
Interest expense	4,451	9,481	20,242	29,705
Compensation and benefits	132,033	134,774	354,725	399,253
Principals agreement compensation	239,975	239,976	712,101	714,710
General, administrative and other	18,461	23,536	56,680	59,852
Depreciation and amortization	2,719	2,437	8,121	7,309

	397,639	410,204	1,151,869	1,210,829

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(408)	(2,477)	(1,180)	(803)
Net realized gains (losses) from affiliate investments	315	(671)	301	(516)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investments	20,282	(6,951)	38,036	(43,352)
Tax receivable agreement liability reduction	—	—	(55)	—
Earnings (losses) from equity method investees	40,345	(37,921)	56,553	(113,550)

	60,534	(48,020)	93,655	(158,221)

Income (Loss) Before Income Taxes	(193,422)	(273,088)	(653,148)	(794,938)
Income tax benefit (expense)	3,116	5,636	4,831	333

Net Income (Loss)	$(190,306)	$(267,452)	$(648,317)	$(794,605)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(131,704)	$(210,012)	$(477,964)	$(612,692)

Net Income (Loss) Attributable to Class A Shareholders - Note 6	$(58,602)	$(57,440)	$(170,353)	$(181,913)

Dividends declared per Class A share	$—	$—	$—	$0.450

Earnings Per Class A share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.41)	$(0.61)	$(1.50)	$(1.96)

Net income (loss) per Class A share, diluted	$(0.43)	$(0.66)	$(1.53)	$(1.97)

Weighted average number of Class A shares outstanding, basic	143,627,823	94,938,434	118,638,707	94,915,666

Weighted average number of Class A shares outstanding, diluted	454,064,379	407,009,984	430,159,270	406,987,216

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	9,650	9,650
Distributions to principals’ and others’ interests in equity	—	—	(1,296)	—	—	(1,296)	(54,030)	(55,326)
Public offering of Class A shares, net of offering costs	46,000,000	—	219,500	—	—	219,500	—	219,500
Dilution impact of public offering	—	—	(144,572)	—	—	(144,572)	144,572	—
Conversion of Class B shares to Class A shares	4,297,698	(4,297,698)	4,100	—	—	4,100	(4,100)	—
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	15,080	—	—	15,080	—	15,080
Net deferred tax effects resulting from exchange of Fortress Operating Group units for Class A shares	—	—	4,351	—	—	4,351	—	4,351
Director restricted share grant	116,672	—	172	—	—	172	229	401
Capital increase related to equity-based compensation, net	487,841	—	238,571	—	—	238,571	638,177	876,748
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(170,353)	—	(170,353)	(477,964)	(648,317)
Foreign currency translation	—	—	—	—	282	282	979	1,261
Comprehensive income (loss) from equity method investees	—	—	—	—	(13)	(13)	(486)	(499)

Total comprehensive income (loss)								(647,555)

Equity - September 30, 2009	145,511,736	307,773,852	$932,709	$(683,732)	$(597)	$248,380	$328,489	$576,869

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(648,317)	$(794,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,121	7,309
Other amortization and accretion	7,988	3,401
(Earnings) losses from equity method investees	(56,553)	113,550
Distributions of earnings from equity method investees	2,156	9,386
(Gains) losses from investments	(37,157)	44,671
Deferred incentive income	—	(36,003)
Deferred tax (benefit) expense	(12,428)	(8,297)
Reversal of forfeited non-cash compensation	(55)	—
Tax receivable agreement liability reduction	55	—
Equity-based compensation	878,808	853,861
Cash flows due to changes in
Due from affiliates	(66,712)	90,724
Other assets	(8,166)	(13,052)
Accrued compensation and benefits	(58,861)	(93,466)
Due to affiliates	(18,087)	(50)
Deferred incentive income	—	26,077
Other liabilities	26,548	30,076

Net cash provided by (used in) operating activities	17,340	233,582

Cash Flows From Investing Activities
Contributions to equity method investees	(43,322)	(135,036)
Distributions of capital from equity method investees	28,740	211,162
Purchase of fixed assets	(1,979)	(9,120)
Proceeds from disposal of fixed assets	7	53

Net cash provided by (used in) investing activities	(16,554)	67,059

Cash Flows From Financing Activities
Borrowings under debt obligations	—	450,000
Repayments of debt obligations	(317,241)	(235,000)
Payment of deferred financing costs	(4,162)	(5,020)
Proceeds from public offering	230,000	—
Costs related to public offering	(10,500)	—
Dividends and dividend equivalents paid	—	(81,026)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	92	145
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(55,326)	(270,897)

Net cash provided by (used in) financing activities	(157,137)	(141,798)

Net Increase (Decrease) in Cash and Cash Equivalents	(156,351)	158,843
Cash and Cash Equivalents, Beginning of Period	263,337	100,409

Cash and Cash Equivalents, End of Period	$106,986	$259,252

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$11,160	$26,084

Cash paid during the period for income taxes	$8,266	$7,184

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$7,976	$22,861

Investments of receivable amounts into Fortress Funds	$—	$59,133

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

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

2007 Reorganization of Fortress Operating Group and Recent Offering

Fortress Investment Group LLC was formed in November 2006 for the purpose of becoming the general partner of Fortress Operating Group, completing the Nomura Transaction (described below), and effecting a public offering of shares and related transactions (the “Transactions”) in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

In January 2007, Nomura Investment Managers U.S.A Inc. (“Nomura”) completed a transaction (the “Nomura Transaction”) whereby it purchased 55,071,450 Class A shares of the Registrant and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units from the Principals. In February 2007, the Registrant completed an initial public offering (“IPO”) of 39,428,900 of its Class A shares.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation
Investments in Equity Method Investees	3	The carrying value of Fortress’s principal investments in the Fortress Funds.

Options in Affiliates	3	The fair value of common stock options received from the Castles.

Deferred Tax Asset	5	Relates to potential future tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Income Statement

Management Fees from Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Incentive Income from Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Other Investments	N/A	Subsequent to the IPO, the result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles and GAGFAH).

Tax Receivable Agreement Liability Reduction	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of Fortress Funds resulting from its principal investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Private Equity
Private Equity Funds
Management fees - affil.	$32,048	$40,007	$108,638	$120,225
Incentive income - affil.	—	509	—	38,684
Castles
Management fees - affil.	12,358	12,755	35,698	38,828
Incentive income - affil.	—	—	—	12
Management fees - non-affil. (A)	596	1,035	1,936	2,867
Liquid Hedge Funds
Management fees - affil.	18,566	59,530	61,063	169,721
Incentive income - affil.	6,431	47	6,575	16,885
Management fees - non-affil. (A)	—	110	25	246
Incentive income - non-affil. (A)	—	36	—	240
Hybrid Funds
Hybrid Hedge Funds
Management fees - affil.	31,815	37,760	89,030	110,753
Incentive income - affil.	—	162	—	581
Management fees - non-affil. (A)	277	270	686	730
Incentive income - non-affil. (A)	279	13,094	1,264	13,094
Hybrid PE Funds
Management fees - affil.	12,139	4,214	26,574	8,401
Incentive income - affil.	1,207	—	8,021	—
Management fees - non-affil. (A)	875	—	875	—
Total
Management fees - affil.	$106,926	$154,266	$321,003	$447,928
Incentive income - affil. (B)	$7,638	$718	$14,596	$56,162
Management fees - non-affil. (A)	$1,748	$1,415	$3,522	$3,843
Incentive income - non-affil. (A)	$279	$13,130	$1,264	$13,334

(A)	Included in Other Revenues on the statement of operations.

(B)	See “Deferred Incentive Income” below.

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

Incentive income from certain Fortress Funds, primarily hybrid hedge funds, as well as certain liquid hedge funds beginning in the second quarter of 2009, is earned based on achieving annual performance criteria. Accordingly, this incentive income is

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2009 and 2008. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $1.8 million and $0.0 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2009 and 2008, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During 2009, Fortress received $8.0 million of incentive income distributions from its hybrid PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2008	$470,798	$(307,163)	$163,635	$(89,085)
Share of income (loss) of Fortress Funds	—	—	—	233,136
Recognition of previously deferred incentive income	—	—	—	—

Deferred incentive income as of September 30, 2009	$470,798	$(307,163)	$163,635	$144,051

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At September 30, 2009, the undistributed incentive income is comprised of $227.4 million of gross undistributed incentive income, net of $83.3 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on September 30, 2009 at their net asset values.

(D)	From inception to September 30, 2009, Fortress has paid $137.7 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $19.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $227.4 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $108.4 million of compensation expense.

Private Equity Funds and Hybrid PE Funds

During the nine months ended September 30, 2009, Fortress formed new private equity funds or hybrid PE funds which had capital commitments as follows as of September 30, 2009 (based on September 30, 2009 foreign exchange rates):

Fortress’s commitments	$18,840
Fortress’s affiliates’ commitments	—
Third party investors’ commitments	430,385

Total capital commitments	$449,225

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

In March 2009, one of the private equity Fortress Funds which was formed as a coinvestment fund to invest solely in GAGFAH (XETRA: GFJ), distributed all of its shares in GAGFAH to its investors, including Fortress. As a result, Fortress received 5.7 million shares of GAGFAH. Fortress elected to account for these shares at fair value (Note 3).

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Fortress acquired €1.2 million ($1.8 million) of these securities, which were recorded as part of Fortress’s investment in such portfolio company. Fortress elected to account for these securities at fair value (Note 3). In addition, the Principals and certain employees of Fortress acquired €8.8 million ($12.3 million) and €0.2 million ($0.2 million) of these securities, respectively.

Liquid Hedge Funds and Hybrid Hedge Funds

During the nine months ended September 30, 2009, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2009:

	Liquid	Hybrid
Fortress	$—	$—
Fortress’s affiliates	—	—
Third party investors	—	2,750,443

Total NAV (A)	$—	$2,750,443

(A)	Or other fee paying basis, as applicable.

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

Historical redemptions during the periods, including affiliates, have been as follows:

	Liquid Hedge Funds		Hybrid Hedge Funds
Nine Months Ended September 30,	Redemption Notices Received	Redemptions Paid	Redemption Notices Received	Redemptions Paid
2009	$1,427,563	$4,159,798	$1,548,060	$423,319
2008	$430,234	$554,082	$1,505,412	$571,375

The differences between notices received and redemptions paid are a result of timing (notices received prior to quarter end, paid afterwards) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.

As a result of not meeting the incentive income thresholds with respect to a majority of current investors, incentive income from a substantial portion of the capital invested in Fortress’s liquid and hybrid hedge funds has been suspended. Returns earned on capital from new investors continue to be incentive income eligible.

On May 5, 2009, consolidated affiliates of Fortress executed several agreements, effective June 1, 2009, to become the investment manager of certain investment funds then managed by D.B. Zwirn & Co., L.P. (the “Value Recovery Funds”) and to effect other related transactions. Fortress will receive management fees from these funds equal to 1% of realized proceeds and up to 1% per annum on certain managed assets, and may receive limited incentive income if aggregate realizations exceed an agreed threshold. These funds are now included in the hybrid hedge funds segment. The Value Recovery Funds are reflected in the new fund table above based on the NAV of the funds plus the fee paying basis for certain other managed assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Private equity funds, excluding NIH (A)	$534,299	$455,691	$22,197	$(4,280)	$18,366	$(71,380)
NIH	3,795	3,666	300	(9)	144	872
Castles (B)	5,451	1,171	N/A	N/A	N/A	N/A

Total private equity	543,545	460,528	22,497	(4,289)	18,510	(70,508)
Liquid hedge funds	14,021	29,338	1,285	(3,668)	3,254	(3,117)
Hybrid hedge funds	211,817	185,676	11,299	(27,940)	25,641	(36,715)
Hybrid PE funds	107,982	96,610	5,307	(2,029)	8,806	(3,226)

Total hybrid funds	319,799	282,286	16,606	(29,969)	34,447	(39,941)
Other	4,403	2,230	(43)	5	342	16

	$881,768	$774,382	$40,345	$(37,921)	$56,553	$(113,550)

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2009
	Private Equity			Liquid	Hybrid
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$3,666	$455,691	$1,171	$29,338	$185,676	$96,610	$2,230	$774,382
Earnings from equity method investees	144	18,366	N/A	3,254	25,641	8,806	342	56,553
Other comprehensive income from equity method investees	(15)	—	N/A	—	—	(190)	—	(205)
Contributions to equity method investees	—	29,103	1,664	6,025	500	14,652	1,889	53,833
Distributions of earnings from equity method investees	—	(135)	N/A	(1,741)	—	(241)	(39)	(2,156)
Distributions of capital from equity method investees	—	(2,823)	N/A	(22,855)	—	(11,655)	(19)	(37,352)

Total distributions from equity method investees	—	(2,958)	N/A	(24,596)	—	(11,896)	(58)	(39,508)

Mark to fair value - during period (C)	N/A	30,805	2,491	N/A	N/A	N/A	N/A	33,296
Translation adjustment	—	3,292	125	—	—	—	—	3,417

Investment, ending	$3,795	$534,299	$5,451	$14,021	$211,817	$107,982	$4,403	$881,768

Ending balance of undistributed earnings	$1,199	$514	N/A	$85	$109	2,176	$309	$4,392

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end.

	Private Equity Funds excluding NIH		Newcastle Investment Holdings LLC (“NIH”)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Assets	$11,269,447	$9,362,237	$272,306	$278,161
Liabilities	(969,146)	(1,058,392)	(206,884)	(215,416)

Equity	$10,300,301	$8,303,845	$65,422	$62,745

Fortress’s Investment (A)	$534,299	$455,691	$3,795	$3,666

Ownership (B)	5.2%	5.5%	4.8%	4.8%

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues and gains (losses) on investments	$1,864,675	$(3,244,034)	$16,462	$35,773
Expenses	(188,682)	(305,752)	(13,154)	(16,808)

Net Income (Loss)	$1,675,993	$(3,549,786)	$3,308	$18,965

Fortress’s equity in net income (loss)	$18,366	$(71,380)	$144	$872

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

	Liquid Hedge Funds		Hybrid Hedge Funds		Hybrid PE Funds (B)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Assets	$10,491,436	$7,819,859	$10,868,982	$10,803,738	$6,444,285	$4,103,809
Liabilities	(6,310,524)	(540,204)	(3,384,107)	(4,407,170)	(2,304,787)	(1,517,607)
Minority interest	—	—	(10,947)	(29,922)	—	—

Equity	$4,180,912	$7,279,655	$7,473,928	$6,366,646	$4,139,498	$2,586,202

Fortress’s Investment	$14,021	$29,338	$211,817	$185,676	$107,982	$96,610

Ownership (A)	0.3%	0.4%	2.8%	2.9%	2.6%	3.7%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Revenues and gains (losses) on investments	$899,569	$(716,901)	$1,307,348	$(485,557)	$1,559,414	$(81,719)
Expenses	(130,254)	(490,442)	(216,459)	(312,522)	(98,119)	(39,612)

Net Income (Loss)	$769,315	$(1,207,343)	$1,090,889	$(798,079)	$1,461,295	$(121,331)

Fortress’s equity in net income (loss)	$3,254	$(3,117)	$25,641	$(36,715)	$8,806	$(3,226)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended June 30, 2009 and 2008, respectively). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the nine months ended September 30, 2009 which caused a change in Fortress’s accounting.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

The following table presents information as of September 30, 2009 regarding entities formed during the nine months ended September 30, 2009 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Hybrid PE Funds	$120,893	$—	$1,658	(C) (D)
Liquid Hedge Funds	$7,358,533	$5,392,124	$2,297	(C) (D)
Hybrid Hedge Funds	$819,699	$595,812	$—	(D) (E)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein, $595.8 million represent financial borrowings which have a weighted average maturity of 3.5 years for hybrid hedge funds.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from these entities.

(C)	Fortress is not the primary beneficiary of these entities, which represent master funds, because the related feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. These funds were formed for the sole purpose of acting as investment vehicles for the related feeder funds.

(D)	Fortress’s investment includes $0.3 million of management fees receivable from the liquid hedge funds. Fortress’s investment also includes $0.5 million and $1.8 million of other receivables from the hybrid PE funds and liquid hedge funds, respectively.

(E)	Fortress is not the primary beneficiary of these entities, which represent collateralized loan obligation (“CLO”) structures whose equity is owned by one of the Fortress hybrid hedge funds, because the related funds (which are not consolidated) are more closely associated with the CLOs than Fortress based on both a quantitative and qualitative analysis.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Net Unrealized Gains (Losses) from Affiliate Investments.

	Fair Value		Valuation Method
	September 30, 2009	December 31, 2008
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$3,694	$1,171	Level 1 - Quoted prices in active markets for identical assets
GAGFAH common shares	$64,029	$—	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,757	$—	Level 3B - Internal model
Newcastle and Eurocastle options	$1,417	$39	Level 2 - Lattice-based option valuation models using significant observable inputs

(A)	The debt bears interest 20% per annum and is perpetual, but ECT may redeem the securities after two years at a premium of 20%. As of September 30, 2009, it has a face amount of €1.2 million ($1.8 million) and is convertible into ECT common shares at €0.30 per share.

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed during the nine months ended September 30, 2009 as follows:

Balance at December 31, 2008	$—
Transfers into Level 3	1,684
Total gains (losses) included in net income (including foreign currency translation)	73

Balance at September 30, 2009	$1,757

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					September 30, 2009
	Face Amount and				Weighted	Weighted
	Carrying Value		Contractual	Final	Average	Average
Debt Obligation	September 30, 2009	December 31, 2008	Interest Rate	Stated Maturity	Funding Cost (A)	Maturity (Years)
Credit agreement (B)
Revolving debt (C)	$—	$104,041	LIBOR + 2.50% (D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.99%	1.60
Delayed term loan (C)	61,800	275,000	LIBOR + 2.50%	May 2012	3.23%	0.33

Total	$411,800	$729,041			3.88%	1.41

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.25%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $65.9 million was undrawn on the revolving debt facility as of September 30, 2009. The revolving debt facility includes a $25 million letter of credit subfacility of which $9.1 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.6 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 80% and 90% of face value at September 30, 2009.

Fortress was in compliance with all of its debt covenants as of September 30, 2009. The following table sets forth the financial covenant requirements as of September 30, 2009 (dollars in millions).

	Requirement		Actual
AUM	>$	22,000	$32,000
Consolidated Leverage Ratio	<	3.50	1.52
Required Investment Assets	>$	421	$868
Fortress Fund Investments	>$	168	$518
Total Investments	>$	253	$662

5. INCOME TAXES AND TAX RELATED PAYMENTS

For the nine months ended September 30, 2009, an estimated annual effective tax rate of 2.76% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current
Federal income tax (benefit)	$(232)	$(3,310)	$387	$(1,316)
Foreign income tax	433	891	1,424	2,090
State and local income tax	1,951	1,646	5,786	7,190

	2,152	(773)	7,597	7,964

Deferred
Federal income tax expense (benefit)	(1,956)	(2,506)	(5,227)	(2,526)
Foreign income tax expense (benefit)	(127)	(281)	219	(101)
State and local income tax expense (benefit)	(3,185)	(2,076)	(7,420)	(5,670)

	(5,268)	(4,863)	(12,428)	(8,297)

Total expense (benefit)	$(3,116)	$(5,636)	$(4,831)	$(333)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2009	December 31, 2008
Total deferred tax assets	$545,722	$504,017
Valuation allowance	(101,406)	(95,951)

Net deferred tax assets	$444,316	$408,066

Total deferred tax liabilities (A)	$515	$592

(A)	Included in Other Liabilities

The equity offering during the second quarter increased FIG Corp’s ownership percentage in the underlying Fortress Operating Group entities. As a result of the increased ownership, the deferred tax asset was increased by $24.2 million with an offsetting increase of $9.1 million to the valuation allowance. The establishment of the net deferred tax asset of $15.1 million increased additional paid-in capital.

The exchange by the principals of Fortress Operating Group units and Class B shares for Class A shares during the third quarter (as described in Note 8) increased FIG Corp’s ownership percentage in the underlying Fortress Operating group entities. As a result of the increased ownership, the deferred tax asset was increased by $4.0 million with an offsetting increase of $1.9 million to the valuation allowance. In addition, the deferred tax asset was increased by $6.8 million related to a step-up in tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid in capital.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

For the nine months ended September 30, 2009, a deferred income tax provision of $0.1 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.5 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSUs (Note 7), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2009, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $11.3 million.

As a result of the share exchange by the principals, the liability for the tax receivable agreement was increased by $5.1 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Hybrid
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
September 30, 2009
Management fees and incentive income (A)	$45,937	$7,969	$6,824	$2,230	$10,511	$—	$73,471
Expense reimbursements (A)	13,948	3,742	4,663	5,208	2,594	—	30,155
Dividends and distributions	—	—	—	—	—	—	—
Other	64	94	—	—	95	1,639	1,892

Total	$59,949	$11,805	$11,487	$7,438	$13,200	$1,639	$105,518

	Private Equity			Hybrid
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2008
Management fees and incentive income	$7,833	$4,094	$329	$1,285	$6,907	$—	$20,448
Expense reimbursements	6,289	2,734	1,211	2,115	3,536	—	15,885
Dividends and distributions	—	89	—	—	—	—	89
Other	1	—	—	—	—	2,081	2,082

Total	$14,123	$6,917	$1,540	$3,400	$10,443	$2,081	$38,504

(A)	Net of reserves of $1.7 million and $0.4 million, respectively.

Due to affiliates was comprised of the following:

	September 30, 2009	December 31, 2008
Principals
- Tax receivable agreement - Note 5	$326,485	$338,649
- Distributions payable on Fortress Operating Group units	—	—
Other	6,835	7,616

	$333,320	$346,265

As of September 30, 2009, Due from Affiliates included $45.6 million of past due management fees from, and $8.1 million of private equity general and administrative expenses advanced on behalf of, certain Fortress Funds. Of these amounts, $22.4 million has been collected subsequent to September 30, 2009. Although such funds are currently experiencing liquidity issues, Fortress believes these fees will ultimately be collectable as the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the nine months ended September 30, 2009 and 2008, Other Revenues included approximately $5.0 million and $1.9 million, respectively, of revenues from affiliates, including dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the nine months ended September 30, 2009 and 2008, these expenses, mainly related to subscriptions to market data services, approximated $12.5 million and $15.6 million, respectively.

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

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $250.8 million in committed capital for the fund during 2009 and receives, from Fortress, a fee equal to 1% of all such capital.

In July 2009, Fortress entered into an employment offer letter with Daniel H. Mudd, pursuant to which Mr. Mudd began serving as the Chief Executive Officer of Fortress on August 11, 2009. Fortress will provide Mr. Mudd with an annual base salary of $200,000 for each of 2009 and 2010. Mr. Mudd will receive a cash bonus of $1.3 million for 2009 and $1.8 million for 2010.

Mr. Mudd received a grant of 7,243,577 restricted stock units (the “RSU Grant”) with a value, as defined in the agreement, of $25,000,000. One-half of the RSU Grant consisted of dividend-paying restricted stock units. The RSU Grant will vest in equal annual installments on each of the first eight (8) anniversaries of Mr. Mudd’s start date, subject to Mr. Mudd’s continued employment on each such anniversary. Mr. Mudd will be granted restricted Class A Shares with a value of $500,000 on January 1, 2010, subject to his continued employment on such date. In addition, Fortress purchased a residential property from Mr. Mudd in August 2009 for $8.5 million, which was equal to its estimated market value.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	September 30, 2009	December 31, 2008
Principals’ Fortress Operating Group units	$291,282	$47,305
Employee interests in majority owned and controlled fund advisor and general partner entities	36,370	23,981
Other	837	176

Total	$328,489	$71,462

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Principals’ Fortress Operating Group units	$(133,712)	$(208,169)	$(482,261)	$(611,760)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,013	(1,843)	4,234	(1,401)
Other	(5)	—	63	469

Total	$(131,704)	$(210,012)	$(477,964)	$(612,692)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Fortress	$(58,602)	$(57,440)	$(170,353)	$(181,913)
Transfers (to) from the Principals’ and Others’ Interests:
Decrease in Fortress’s paid-in-capital for Purchase of 46,000,000 Fortress Operating Group Units	—	—	(144,572)	—
Conversion to Class A Shares (A)	4,100	—	4,100	—

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(54,502)	$(57,440)	$(310,825)	$(181,913)

(A)	In August 2009, the Principals exchanged an aggregate of 4,297,698 FOG units and Class B shares for an equal number of Class A shares. Of these shares, 2,410,904 were simultaneously contributed by the Principals to various charitable organizations.

As a result of the May 2009 capital raise (Note 1), the Principals’ recorded interests in FOG were increased by $151.3 million (the capital raise was accretive to the Principals’ interests).

In December 2007, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) Section 810-10-65 Transition Related to SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC Section 810-10-65 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. FASB ASC Section 810-10-65 applies to reporting periods beginning after December 15, 2008. FASB ASC Section 810-10-65 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from adoption of FASB ASC Section 810-10-65 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Equity-based compensation, per below	$60,883	$57,755	$166,707	$139,152
Profit-sharing expense, per below	8,949	8,142	20,798	50,132
Discretionary bonuses	31,396	35,737	77,545	109,793
Other payroll, taxes and benefits	30,805	33,140	89,675	100,176

	$132,033	$134,774	$354,725	$399,253

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2008	40,865,316	$16.53	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75
Issued	7,243,577	3.25	352,162	2.58	127,482	3.77	—	—
Converted to Class A shares	(345,463)	12.16	(555,120)	24.82	(9,479)	15.60	—	—
Forfeited	(2,633,738)	14.31	(1,531,942)	14.63	(10,810)	18.50	—	—

Outstanding as of September 30, 2009 (B)	45,129,692	$14.56	6,865,967	$13.45	216,367	$9.58	31,000,000	$13.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expense incurred (B)
Employee RSUs	$29,431	$29,088	$78,696	$82,997
Non-Employee RSUs	6,607	3,970	14,577	9,381
Restricted Shares	299	151	596	450
LTIP	1,733	1,733	5,143	5,162
RPUs	22,813	22,813	67,695	41,162

Total equity-based compensation expense	$60,883	$57,755	$166,707	$139,152

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of September 30, 2009 for awards granted to non-employees was $5.20, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $698.6 million, with a weighted average recognition period of 3.4 years. This does not include amounts related to the Principals Agreement.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. When Fortress delivers Class A shares as a result of the vesting of equity-based compensation, to the extent that it pays withholding taxes in cash (rather than through the sale of employee shares upon delivery) it will record a decrease in capital related to these payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Private equity funds (A)	$—	$(5,412)	$(15)	$(2,868)
Castles (A)	(55)	1,231	(192)	3,388
Liquid hedge funds	6,723	5,455	12,173	38,572
Hybrid hedge funds	1,646	6,867	4,603	10,573
Hybrid private equity funds	635	—	4,229	—
Other	—	1	—	467

Total	$8,949	$8,142	$20,798	$50,132

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	142,369,630	142,369,630	117,408,542	117,408,542
Fully vested restricted Class A share units with dividend equivalent rights	1,158,673	1,158,673	1,137,275	1,137,275
Fully vested restricted Class A shares	99,520	99,520	92,890	92,890
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	310,436,556	—	311,520,563
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	143,627,823	454,064,379	118,638,707	430,159,270

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(58,602)	$(58,602)	$(170,353)	$(170,353)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group (4)	(855)	(855)	(7,318)	(7,318)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(135,087)	—	(479,890)

Net income (loss) available to Class A shareholders	$(59,457)	$(194,544)	$(177,671)	$(657,561)

Weighted average shares outstanding	143,627,823	454,064,379	118,638,707	430,159,270

Basic and diluted net income (loss) per Class A share	$(0.41)	$(0.43)	$(1.50)	$(1.53)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	394,286	394,286	394,286	394,286
Fully vested restricted Class A shares	43,797	43,797	21,029	21,029
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	94,938,434	407,009,984	94,915,666	406,987,216

Basic and diluted net income (loss) per Class A share
Net income (loss)	$(57,440)	$(57,440)	$(181,913)	$(181,913)
Dilution in earnings due to RPUs treated as a participating security of Fortress dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(298)	(298)	(2,071)	(2,071)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(210,477)	—	(613,553)

Net income (loss) available to Class A shareholders	$(57,738)	$(268,215)	$(186,260)	$(799,813)

Weighted average shares outstanding	94,938,434	407,009,984	94,915,666	406,987,216

Basic and diluted net income (loss) per Class A share	$(0.61)	$(0.66)	$(1.96)	$(1.97)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share Units	25,932,813	28,063,543	24,964,718	27,841,459

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

The Class B shares have no net income (loss) per share as they do not participate in Fortress’s earnings (losses) or distributions. The Class B shares have no dividend or liquidation rights. Each Class B share, along with one Fortress Operating Group (“FOG”) unit, can be exchanged for one Class A share, subject to certain limitations. The Class B shares have voting rights on a pari passu basis with the Class A shares.

In August 2009, the Principals exchanged an aggregate of 4,297,698 FOG units and Class B shares for an equal number of Class A shares. Of these shares, 2,410,904 were simultaneously contributed by the Principals to various charitable organizations.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Class A shares (public shareholders)	142,369,630	94,500,351	117,408,542	94,500,351
Restricted Class A shares (directors)	183,173	108,661	138,999	103,411
Restricted Class A share units (employees) (A)	1,158,673	394,286	1,137,275	394,286
Restricted Class A share units (employees) (B)	25,480,488	24,101,891	23,794,771	23,840,819
Fortress Operating Group units (Principals)	310,436,556	312,071,550	311,520,563	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000	31,000,000	18,781,022

Total	510,628,520	462,176,739	485,000,150	449,691,439

	As of September 30, 2009	As of December 31, 2008
Class A shares (public shareholders)	145,295,369	94,500,351
Restricted Class A shares (directors)	216,367	109,174
Restricted Class A share units (employees) (A)	959,831	631,260
Restricted Class A share units (employees) (B)	25,218,073	22,955,132
Fortress Operating Group units (Principals)	307,773,852	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	510,463,492	461,267,467

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions during the nine months ended September 30, 2009 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	—	45,468	—	45,468
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	—	4,540	—	4,540

Total distributions	$—	$50,008	$—	$50,008

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made distributions to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

The following table summarizes our comprehensive income (loss) (net of taxes) for the nine months ended September 30, 2008:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(181,913)	$(612,692)	$(794,605)
Foreign currency translation	654	(1,441)	(787)
Comprehensive income (loss) from equity method investees	346	(13)	333

Total comprehensive income (loss)	$(180,913)	$(614,146)	$(795,059)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2008.

Private Equity Fund and Hybrid PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $129.9 million as of September 30, 2009. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases is as follows:

October 1 to December 31, 2009	$4,712
2010	18,608
2011	12,406
2012	11,917
2013	11,724
2014	11,107
Thereafter	22,423

Total	$92,897

Rent expense recognized on a straight-line basis during the nine months ended September 30, 2009 and 2008 was $14.4 million and $14.7 million, respectively, and during the three months ended September 30, 2009 and 2008 was $4.6 million and $5.3 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2009, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Investment Impairment for DE purposes

Fortress had the following direct and indirect investments in private equity funds, Castles and hybrid PE funds as of September 30, 2009:

Fund	Fortress Share of NAV	Fortress Current Cost Basis (A)	Deficit	% Below Current Cost Basis (A)	% Below Original Cost Basis (B)	Periods in Deficit	Nine Months Ended Sep 30, 2009 DE Impairment Recorded	Notes
Main Funds
Fund I	$245	$—	N/A	N/A	N/A	N/A	$—
Fund II	6,179	2,317	N/A	N/A	N/A	N/A	(248)
Fund III and Fund III CO	8,774	5,286	N/A	N/A	(22%)	6 Quarters	(232)
Fund IV and Fund IV CO	107,588	98,747	N/A	N/A	(29%)	8 Quarters	(6,184)
Fund V and Fund V CO	56,071	34,926	N/A	N/A	(52%)	8 Quarters	(5,553)
Mortgage Opportunities Funds	3,995	2,572	N/A	N/A	(55%)	6 Quarters	(518)
Long Dated Value Funds	20,682	17,853	N/A	N/A	N/A	N/A	—
Real Assets Funds	16,654	12,551	N/A	N/A	N/A	N/A	—
Credit Opportunities Funds	31,306	17,030	N/A	N/A	N/A	N/A	(562)
Japan Opportunity Fund	1,199	1,035	N/A	N/A	N/A	N/A	—
Yama 1 and 2 GK	2,394	2,042	N/A	N/A	N/A	N/A	—
Single Investment Funds and Direct Investments (combined)
GAGFAH (XETRA: GFJ)	75,319	32,327	N/A	N/A	(23%)	6 Quarters	(6,588)
Brookdale (NYSE: BKD)	24,808	8,200	N/A	N/A	(45%)	8 Quarters	(749)
Aircastle (NYSE: AYR)	638	366	N/A	N/A	N/A	N/A	—
Private investment #1	43,691	43,115	N/A	N/A	(34%)	6 Quarters	(10,002)
Private investment #2	255	590	(335)	(57%)	(97%)	7 Quarters	(1,018)
Private investment #3	233,730	275,708	(41,978)	(15%)	(15%)	8 Quarters	—	(C	)
Private investment #4	36,823	31,525	N/A	N/A	N/A	N/A	—
Other, net	40,598	43,170	(2,572)	(6%)	N/A	Various	(2,210)	(D	)
Castles
Eurocastle (EURONEXT: ECT)	2,404	1,973	N/A	N/A	(84%)	6 Quarters	—
Newcastle (NYSE: NCT)	3,046	667	N/A	N/A	(82%)	5 Quarters	(195)

Total	$716,399	$632,000	$(44,885)				$(34,059)

(A)	Current cost basis is net of any impairments taken in prior quarters but before impairment taken at September 30, 2009.

(B)	Original cost basis is before any impairment.

(C)	This fund is a single asset fund invested in a railroad and commercial real estate company. The net asset value of this investment is only 15% below Fortress’s basis and the fund’s life extends to 2017. Fortress anticipates that this value will recover during the fund’s life and has the intent and ability to hold its investment until recovery. As a result, Fortress’s CODM has determined that this decline in value does not meet the definition of other than temporary impairment at this time.

(D)	This primarily represents indirect investments in funds through hedge fund special investment accounts, including Fortress Funds not represented individually in the table as well as funds managed by third parties. Fortress’s CODM has analyzed each of these investments individually and recorded other than temporary impairment where it was deemed appropriate.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity funds, which are subject to contingent clawback, as of September 30, 2009:

Fund	Incentive Income Received	No Longer Subject to Clawback	Subject to Clawback (A)	Intrinsic Clawback (B)	Employee Portion (C)	Net Clawback	Prior Net DE Reserves Taken (D)	Periods in Intrinsic Clawback	Nine Months Ended September 30, 2009 Gross DE Reserve Recorded (D)	Notes
Fund I	$308,633	$296,882	$11,751	$—	$—	$—	$—	N/A	$—	(E	)
Fund II - A	191,726	71,126	120,600	—	—	—	(18,376)	N/A	—	(F	)
Fund II - B	62,962	44,612	18,350	8,355	3,013	5,342	(7,466)	4 Quarters	—	(F	)
Fund III	72,483	—	72,483	72,483	27,375	45,108	(45,108)	7 Quarters	—	(G	)
FRID	16,739	—	16,739	16,739	6,698	10,041	(10,041)	9 Quarters	—	(G	)

Total	$652,543	$412,620	$239,923	$97,577	$37,086	$60,491	$(80,991)		$—

(A)	Includes deferred incentive income from the consolidated balance sheet plus the maximum payment under the guarantee, in both cases gross of promote related to non-fee paying investors (affiliates).

(B)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date. It has not been reduced for any tax related effects.

(C)	Employees who have received profit sharing payments in connection with private equity or hybrid PE incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).

(D)	Net of promote related to non-fee paying investors (affiliates).

(E)	This fund had significant unrealized gains at September 30, 2009. As a result, the CODM determined that no reserve for clawback was required.

(F)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(G)	The potential clawback on these funds has been fully reserved in prior quarters.

Impairment Determination

Fortress has recorded a total of approximately $34.1 million of impairment and reserves for DE purposes on certain private equity funds and hybrid PE funds as described above for DE purposes during the nine months ended September 30, 2009. Fortress expects aggregate returns on its other private equity funds and hybrid PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2009 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $46.3 million.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

September 30, 2009 and the Nine Months Then Ended

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated		Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$108,525	$37,260	$61,088	$89,715	$27,449	$—	$—		$324,037
Incentive income	—	—	8,243	1,386	8,022	—	—		17,651

Segment revenues - total	$108,525	$37,260	$69,331	$91,101	$35,471	$—	$—		$341,688

Pre-tax distributable earnings	$81,856	$16,248	$18,831	$16,112	$15,230	$(23,313)	$(10)		$124,954

Total segment assets	$59,886	$11,708	$13,155	$7,564	$13,200	$911,897	$529,405		$1,546,815

							(A	)

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$341,688	$63,378	$405,066

Pre-tax distributable earnings / net income (loss)	$124,954	$(295,307)	$(170,353)	$(477,964)	$(648,317)

Total assets	$1,546,815	$84,953	$1,631,768

(A)	Unallocated assets include deferred tax assets of $444.3 million.

Nine Months Ended September 30, 2008

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$120,113	$41,320	$169,965	$111,483	$8,401	$—	$—	$451,282
Incentive income	12,294	12	17,125	14,128	—	—	—	43,559

Segment revenues - total	$132,407	$41,332	$187,090	$125,611	$8,401	$—	$—	$494,841

Pre-tax distributable earnings	$99,555	$12,033	$70,662	$26,099	$906	$(113,506)	$21	$95,770

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$494,841	$79,271	$574,112

Pre-tax distributable earnings / net income (loss)	$95,770	$(277,683)	$(181,913)	$(612,692)	$(794,605)

*	Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	September 30, 2009 and the Nine Months then Ended	Nine Months Ended September 30, 2008
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$488	$488
Adjust incentive income	(1,791)	26,390
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(3,522)	(3,842)
Adjust incentive income from non-affiliates	(1,264)	(13,787)
Adjust other revenues (including expense reimbursements)	69,467	70,022

	64,681	52,393

Total adjustments	$63,378	$79,271

*  Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income (loss)**
Adjust incentive income
Incentive income received from private equity funds and hybrid PE funds, subject to contingent repayment	$—	$(26,077)
Incentive income accrued from private equity funds and hybrid PE funds, no longer subject to contingent repayment	—	36,003
Incentive income received from private equity funds and hybrid PE funds, not subject to contingent repayment	—	17
Incentive income from hedge funds, subject to annual performance achievement	(1,791)	—
Reserve for clawback, gross (see discussion above)	—	16,447

	(1,791)	26,390
Adjust other income
Distributions of earnings from equity method investees***	(32)	(367)
Earnings (losses) from equity method investees***	26,359	(80,297)
Gains (losses) on options in equity method investees	1,323	(16,160)
Unrealized gains (losses) on publicly traded investments	36,713	(27,192)
Impairment of investments (see discussion above)	34,059	59,162
Adjust income from the receipt of options	—	—

	98,422	(64,854)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(166,653)	(146,246)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	9,648
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	(4)

	(166,653)	(136,602)
Adjust Principals’ equity-based compensation expense	(712,101)	(714,710)
Adjust Principals’ interests related to Fortress Operating Group units	482,261	611,760
Adjust tax receivable agreement liability	(55)	—
Adjust income taxes	4,610	333

Total adjustments	$(295,307)	$(277,683)

** Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

*** This adjustment relates to all of the Castles, private equity and hybrid PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

Adjustments from total segment assets to GAAP assets
Adjust equity investments from fair value	$—
Adjust equity investments from cost	48,971
Adjust investments gross of employee portion	34,565
Adjust option investments from intrinsic value	1,417

Total adjustments	$84,953

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Three Months Ended September 30, 2009

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$32,010	$12,830	$18,566	$32,091	$13,014	$—	$—	$108,511
Incentive income	—	—	7,996	373	1,208	—	—	9,577

Segment revenues - total	$32,010	$12,830	$26,562	$32,464	$14,222	$—	$—	$118,088

Pre-tax distributable earnings	$25,000	$5,534	$6,125	$5,741	$8,407	$5,801	$284	$56,892

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$118,088	$25,595	$143,683

Pre-tax distributable earnings / net income (loss)	$56,892	$(115,494)	$(58,602)	$(131,704)	$(190,306)

Three Months Ended September 30, 2008

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
Segment revenues
Management fees	$39,970	$13,665	$59,640	$38,028	$4,214	$—	$—	$155,517
Incentive income	(16,447)	—	85	13,256	—	—	—	(3,106)

Segment revenues - total	$23,523	$13,665	$59,725	$51,284	$4,214	$—	$—	$152,411

Pre-tax distributable earnings	$17,909	$3,829	$25,236	$14,820	$666	$(82,850)	$14	$(20,376)

	Fortress Subtotal	Reconciliation to GAAP	Fortress Consolidated*	Principals and Others	GAAP Net Income (Loss)
Revenues	$152,411	$32,725	$185,136

Pre-tax distributable earnings / net income (loss)	$(20,376)	$(37,064)	$(57,440)	$(210,012)	$(267,452)

*	Net income (loss) presented herein represents net income (loss) attributable to Fortress’s Class A shareholders.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30, 2009	Threee Months Ended September 30, 2008
Adjustments from segment revenues to GAAP revenues
Adjust management fees*	$163	$163
Adjust incentive income	(1,660)	16,956
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(1,748)	(1,414)
Adjust incentive income from non-affiliates	(279)	(13,132)
Adjust other revenues (including expense reimbursements)	29,119	30,152

	27,092	15,606

Total adjustments	$25,595	$32,725

*  Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Adjustments from pre-tax distributable earnings to GAAP net income (loss)**
Adjust incentive income
Incentive income received from private equity funds and hybrid PE funds, subject to contingent repayment	$—	$—
Incentive income accrued from private equity funds and hybrid PE funds, no longer subject to contingent repayment	—	509
Incentive income received from private equity funds and hybrid PE funds, not subject to contingent repayment	—	—
Incentive income from hedge funds, subject to annual performance achievement	(1,660)	—
Reserve for clawback, gross (see discussion above)	—	16,447

	(1,660)	16,956
Adjust other income
Distributions of earnings from equity method investees***	(32)	—
Earnings (losses) from equity method investees***	28,277	(12,814)
Gains (losses) on options in equity method investees	1,256	(734)
Unrealized gains (losses) on publicly traded investments	19,026	(6,217)
Impairment of investments (see discussion above)	1,785	49,655
Adjust income from the receipt of options	—	—

	50,312	29,890
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(60,830)	(57,739)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(60,830)	(57,739)
Adjust Principals’ equity-based compensation expense	(239,975)	(239,976)
Adjust Principals’ interests related to Fortress Operating Group units	133,712	208,169
Adjust tax receivable agreement liability	—	—
Adjust income taxes	2,947	5,636

Total adjustments	$(115,494)	$(37,064)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

Fortress’s depreciation expense by segment was as follows:

			Liquid	Hybrid
	Private Equity		Hedge	Hedge	PE
	Funds	Castles	Funds	Funds	Funds	Unallocated	Total
Nine Months Ended September 30,
2009	$852	$436	$1,528	$2,202	$491	$2,612	$8,121
2008	$720	$538	$2,302	$2,195	$121	$1,433	$7,309
Three Months Ended September 30,
2009	$284	$136	$386	$796	$253	$864	$2,719
2008	$241	$165	$808	$709	$53	$461	$2,437

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to September 30, 2009 (referred to as “subsequent events”) through the issuance of these consolidated financial statements on November 9, 2009. Events subsequent to that date have not been considered in these financial statements.

No such subsequent events have occurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

NOTE 12 – CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended, September 30, 2009.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

The consolidating balance sheet information is as follows:

	As of September 30, 2009
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$106,499	$487	$—	$106,986
Due from affiliates	105,518	—	—	105,518
Investments
Equity method investees	881,768	137,950	(137,950)	881,768
Options in affiliates	1,417	—	—	1,417
Deferred tax asset	13,108	431,208	—	444,316
Other assets	86,536	5,227	—	91,763

	$1,194,846	$574,872	$(137,950)	$1,631,768

Liabilities and Shareholders’ Equity
Liabilities
Accrued compensation and benefits	$92,950	$—	$—	$92,950
Due to affiliates	6,828	326,492	—	333,320
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	411,800	—	—	411,800
Other liabilities	53,194	—	—	53,194

	728,407	326,492	—	1,054,899
Commitments and Contingencies
Equity
Paid-in capital	2,723,101	932,709	(2,723,101)	932,709
Retained earnings (accumulated deficit)	(2,288,746)	(683,732)	2,288,746	(683,732)
Accumulated other comprehensive income (loss)	(5,121)	(597)	5,121	(597)

Total Fortress shareholders’ equity (B)	429,234	248,380	(429,234)	248,380
Principals’ and others’ interests in equity of consolidated subsidiaries	37,205	—	291,284	328,489

Total Equity	466,439	248,380	(137,950)	576,869

	$1,194,846	$574,872	$(137,950)	$1,631,768

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2009
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$321,003	$—	$—	$321,003
Incentive income from affiliates	14,596	—	—	14,596
Expense reimbursements from affiliates	58,660	—	—	58,660
Other revenues	10,802	5	—	10,807

	405,061	5	—	405,066

Expenses
Interest expense	20,007	235	—	20,242
Compensation and benefits	354,725	—	—	354,725
Principals agreement compensation	712,101	—	—	712,101
General, administrative and other	56,640	40	—	56,680
Depreciation and amortization	8,121	—	—	8,121

	1,151,594	275	—	1,151,869

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(1,180)	—	—	(1,180)
Net realized gains (losses) from affiliate investments	301	—	—	301
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	38,036	—	—	38,036
Tax receivable agreements liabilty reduction	—	(55)	—	(55)
Earnings (losses) from equity method investees	56,553	(175,035)	175,035	56,553

	93,710	(175,090)	175,035	93,655

Income (Loss) Before Income Taxes	(652,823)	(175,360)	175,035	(653,148)
Income tax benefit (expense)	(176)	5,007	—	4,831

Net Income (Loss)	$(652,999)	$(170,353)	$175,035	$(648,317)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$4,297	$—	$(482,261)	$(477,964)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(657,296)	$(170,353)	$657,296	$(170,353)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2009
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(652,999)	$(170,353)	$175,035	$(648,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,121	—	—	8,121
Other amortization and accretion	7,988	—	—	7,988
(Earnings) losses from equity method investees	(56,553)	175,035	(175,035)	(56,553)
Distributions of earnings from equity method investees	2,156	—	—	2,156
(Gains) losses from investments	(37,157)	—	—	(37,157)
Deferred incentive income	—	—	—	—
Deferred tax (benefit) expense	(5,522)	(6,906)	—	(12,428)
Reversal of forfeited non-cash compensation	(55)	—	—	(55)
Tax receivable agreement liability reduction	—	55	—	55
Equity-based compensation	878,808	—	—	878,808
Cash flows due to changes in
Due from affiliates	(66,712)	—	—	(66,712)
Other assets	(10,095)	1,929	—	(8,166)
Accrued compensation and benefits	(58,861)	—	—	(58,861)
Due to affiliates	(789)	(17,298)	—	(18,087)
Deferred incentive income	—	—	—	—
Other liabilities	27,748	(1,200)	—	26,548

Net cash provided by (used in) operating activities	36,078	(18,738)	—	17,340

Cash Flows From Investing Activities
Contributions to equity method investees	(43,322)	(219,500)	219,500	(43,322)
Distributions of capital from equity method investees	28,740	18,351	(18,351)	28,740
Purchase of fixed assets	(1,979)	—	—	(1,979)
Proceeds from disposal of fixed assets	7	—	—	7

Net cash provided by (used in) investing activities	(16,554)	(201,149)	201,149	(16,554)

Cash Flows From Financing Activities
Borrowings under debt obligations	—	—	—	—
Repayments of debt obligations	(317,241)	—	—	(317,241)
Payment of deferred financing costs	(4,162)	—	—	(4,162)
Proceeds from public offering	—	230,000	—	230,000
Costs related to public offering	—	(10,500)	—	(10,500)
Capital contributions	219,500	—	(219,500)	—
Dividends and dividend equivalents paid	(68,359)	—	68,359	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	92	—	—	92
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(5,318)	—	(50,008)	(55,326)

Net cash provided by (used in) financing activities	(175,488)	219,500	(201,149)	(157,137)

Net Increase (Decrease) in Cash and Cash Equivalents	(155,964)	(387)	—	(156,351)
Cash and Cash Equivalents, Beginning of Period	262,463	874	—	263,337

Cash and Cash Equivalents, End of Period	$106,499	$487	$—	$106,986

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

Fortress is a leading global alternative asset manager with approximately $32.0 billion in AUM as of September 30, 2009. We raise, invest and manage private equity funds, liquid hedge funds and hybrid funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income from our principal investments in those funds. We invest capital in each of our businesses.

As of September 30, 2009, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $14.3 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Hybrid Funds — a business that manages approximately $13.2 billion of AUM comprised of two business segments: (i) hybrid hedge funds which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers, and which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

In addition, we treat our principal investments in these funds as a distinct business segment.

Our Financial Statements

Balance Sheet

Our assets consist primarily of the following:

1)	Investments in our funds, recorded generally based on our share of the funds’ underlying net asset value, which in turn is based on the estimated fair value of the funds’ investments.

2)	Cash.

3)	Amounts due from our funds for fees and reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible – it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility.

2)	Accrued compensation, generally payable to employees shortly after year-end.

3)	Amounts due to our Principals under the tax receivable agreement. These amounts partially offset the deferred tax assets and do not become payable to Principals until the related future tax benefits are realized.

4)	Deferred incentive income, which is incentive income that we have already received in cash but is subject to contingencies and may have to be returned (“clawed back”) to the respective funds if certain performance hurdles are not met.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectability of receivables.

4)	Current amounts due under our credit facility.

5)	Other current liabilities, primarily accrued compensation.

6)	Debt covenants, including the ratio of investment assets to debt.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues consist primarily of the following:

1)	Fees and reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds’ performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash.

2)	Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Principals agreement compensation, which has no economic effect on us and is not considered by management in assessing our performance.

4)	Other general and administrative expenses and interest.

5)	Taxes.

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the Segment Analysis section herein.

Essentially, the key components of our income are the fees we are earning from our funds in comparison to the compensation and other corporate expenses we are paying in cash, and the resulting operating margin. Other significant components include (i) the unrealized changes in value of our funds, reported as unrealized gains (losses) and earnings (losses) from equity method investees, as this is indicative of changes in potential future cash flows, (ii) taxes, and (iii) equity-based compensation (not including principals agreement compensation), because it will eventually have a dilutive effect when the related shares are issued to employees.

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

Management assesses the net performance of each segment based on its “distributable earnings.” Distributable earnings is not a measure of cash generated by operations that is available for distribution. Rather distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

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

Many market participants remain uncertain about the health of a number of financial institutions as well as the financial system in general. Continuing write-downs and capital related issues in the financial services industry have contributed to the recent wave of significant events affecting financial institutions, including the insolvency of Lehman Brothers, the government’s placing of Fannie Mae and Freddie Mac under its supervision, the government’s increasing its equity investment in Citigroup, and the announced distressed sales of all or portions of Bear Stearns, Merrill Lynch, Wachovia and Washington Mutual. These events have impacted the credit and equity markets and global economy in a number of ways (some of which are discussed in more detail below under “–The strength and liquidity of the U.S. and global equity and debt markets”). In addition, certain of these institutions serve as key counterparties for a tremendous number of derivatives and other financial instruments held by Fortress and our funds. The consolidation and elimination of counterparties has increased our concentration of counterparty risk, decreased the universe of potential counterparties and reduced our ability to obtain competitive financing rates. Moreover, the insolvency of Lehman Brothers affected some of our funds in various ways. For example, some of our hedge funds had prime brokerage accounts with Lehman Brothers, and Lehman Brothers was the counterparty on a number of these funds’ derivatives, repurchase agreements and other financial instruments. These funds are working to close out such arrangements, and we do not currently expect losses as a result of the Lehman insolvency to have a material effect on the net asset value of any Fortress Fund or on Fortress. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Additional failures of financial institutions, particularly those who serve as counterparties to our financing arrangements, would have a meaningfully negative impact on the financial markets in which we operate and could have a meaningfully negative impact on Fortress and one or more of our funds.

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

Although equity and debt market conditions had been favorable for a number of years, the debt market conditions began to deteriorate in mid-2007, as the United States experienced considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have nearly shut down since that time. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption.

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Although the United States and other governments took a number of significant steps to improve market conditions, such efforts to date have not brought complete stability or liquidity to the capital markets, and we cannot predict the future conditions of these markets or the impact of such conditions on our business. That said, market conditions showed initial signs of stabilizing in the second and third quarters of 2009.

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

•

There has been a prolonged reduction in market trading activity in certain market sectors. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents, and in difficulty in obtaining price quotes for less actively traded instruments.

•

The per share market prices of the investments held by our private equity funds in public companies have decreased substantially from their high points, but have rebounded meaningfully in 2009. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we successfully executed an IPO of one of our private equity portfolio companies in October 2009, the overall volume of IPO transactions (particularly of private equity-backed companies) has continued to be significantly lower than in prior years and execution risk for such transactions remains higher.

•

These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry. A number of our funds have been affected by this trend in prior periods, but this trend decelerated somewhat in 2009.

•	As a result of the above factors:

•

We did not pay a dividend on our Class A shares for the third quarter of 2008 through the third quarter of 2009. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the nine months ended September 30, 2009, we have taken $34.1 million of impairments and reserves related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $46.3 million. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees in prior periods, although we have recorded net GAAP income from such investments in 2009. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid hedge funds received a total of $1.4 billion in redemption requests, including affiliates, for the nine months ended September 30, 2009. These redemptions will directly impact the management fees we receive in 2009 from such funds (which pay management fees of between 1.5% - 3% of AUM). Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009, such returns of capital are being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future capital return requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for the hybrid hedge funds, most of which are still subject to being rescinded, totaled approximately $1.5 billion for the nine months ended September 30, 2009. The 2009 notice date for the flagship hybrid hedge fund occurred in October 2009.

•

As a result of not meeting the incentive income thresholds with respect to a majority of such funds’ current investors, incentive income from a substantial portion of the capital invested in our liquid and hybrid hedge funds has been suspended. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We do not expect to earn a substantial amount of incentive income in 2009. Management expects that, if recent fund performance continues, there is a potential to earn incentive income from our liquid hedge funds and, to a lesser extent, from our hybrid hedge funds in 2010.

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

A second and related factor is the amount of capital invested with such managers. Over the past several years, institutions, high net worth individuals and other investors (including sovereign wealth funds) have increased their allocations of capital to the alternative investment sector. However, investors have recently begun reducing the amount of capital they are allocating to certain alternative asset investment products, particularly hedge funds, for three reasons. First, as discussed above, challenging market conditions have reduced the returns generated by hedge funds, with many funds posting negative returns in 2008. Second, the lack of available credit has prompted many investors to maximize their cash holdings. Because the terms of many hedge funds allow investors to redeem their capital periodically (as opposed to most private equity funds, which do not allow redemptions), investors have begun redeeming their investments at rates that are generally higher than redemptions rates in previous years. This wave of redemptions may affect the investment decisions, and impair the viability, of many hedge funds who may not have sufficient cash on hand to satisfy redemption requests and may thus be forced either to sell assets at distressed prices in order to generate cash or take other measures. Over the past twelve months, certain of our hedge funds have received higher levels of redemption requests than those received in previous years. Third, negative investment performance has significantly reduced the amount of capital held by university endowments, pension funds, insurance companies and other traditionally significant investors in the alternative assets sector. As a result, many of these investors are decreasing the amount of capital they will allocate to alternative assets.

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Revenues
Management fees from affiliates	$321,003	$447,928	$(126,925)	$106,926	154,266	$(47,340)
Incentive income from affiliates	14,596	56,162	(41,566)	7,638	718	6,920
Expense reimbursements from affiliates	58,660	42,722	15,938	24,952	12,501	12,451
Other revenues	10,807	27,300	(16,493)	4,167	17,651	(13,484)

	405,066	574,112	(169,046)	143,683	185,136	(41,453)

Expenses
Interest expense	20,242	29,705	(9,463)	4,451	9,481	(5,030)
Compensation and benefits	354,725	399,253	(44,528)	132,033	134,774	(2,741)
Principals agreement compensation	712,101	714,710	(2,609)	239,975	239,976	(1)
General, administrative and other expense (including depreciation and amortization)	64,801	67,161	(2,360)	21,180	25,973	(4,793)

	1,151,869	1,210,829	(58,960)	397,639	410,204	(12,565)

Other Income (Loss)
Net gains (losses) - other investments	37,157	(44,671)	81,828	20,189	(10,099)	30,288
Tax receivable agreement liability reduction	(55)	—	(55)	—	—	—
Earnings (losses) from equity method investees	56,553	(113,550)	170,103	40,345	(37,921)	78,266

	93,655	(158,221)	251,876	60,534	(48,020)	108,554

Income (Loss) Before Income Taxes	(653,148)	(794,938)	141,790	(193,422)	(273,088)	79,666
Income tax benefit (expense)	4,831	333	4,498	3,116	5,636	(2,520)

Net Income (Loss)	$(648,317)	$(794,605)	$146,288	$(190,306)	$(267,452)	$77,146

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

Our AUM has changed for the nine months ended September 30, 2009 as follows (in millions):

	Private Equity			Hybrid Funds
2009	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Style Funds	Total
AUM December 31, 2008	$10,307	$3,182	$7,169	$6,494	$2,302	$29,454
Capital raised (A)	—	—	295	3,310	407	4,012
Increase in invested capital	70	—	1	2	772	845
Redemptions (B)	—	—	(3,716)	(432)	—	(4,148)
Return of capital distributions	(117)	—	—	(16)	(760)	(893)
Adjustment for reset date (C)	—	—	—	—	—	—
Crystallized incentive income (D)	—	—	—	—	—	—
Income (loss) and foreign exchange (E)	797	97	734	472	630	2,730

AUM September 30, 2009	$11,057	$3,279	$4,483	$9,830	$3,351	$32,000

(A)	Includes offerings of shares by the Castles, if any, and capital acquired through the acquisition of management of third party funds.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2009. See “– Market Considerations” above.

(C)	The reset date is the date on which a private equity fund or hybrid PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(D)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(E)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM
			September 30,		Returns (A)
Name of Fund	Inception Date		2009	2008	Inception to September 30, 2009
Private Equity Funds
Fund I	Nov-99		$36	$36	26.1%
Fund II	Jul-02		328	143	37.8%
Fund III	Sep-04		1,091	855	(1.3)%
Fund III Coinvestment	Nov-04		146	148	0.8%
Fund IV	Mar-06		2,067	2,268	(14.3)%
Fund IV Coinvestment	Apr-06		482	555	(14.3)%
Fund V	May-07		3,961	4,000	(C )
Fund V Coinvestment	Jun-07		935	806	(C )
FRID	Mar-05		578	583	(8.1)%
FECI	Jun-07		532	532	(8.2)%
GAGACQ Fund	Sep-04		—	—	(0.6)%
GAGACQ Coinvestment Fund	Sep-04		—	9	25.2%
RIC Coinvestment Fund LP	May-06		109	132	(17.2)%
FICO	Aug-06		46	326	(81.5)%
FHIF	Dec-06		638	881	(15.6)%

					Returns (A)
					Inception to September 30, 2009 (B)	Nine Months Ended September 30,
						2009	2008
Other Private Equity Funds
Mortgage Opportunities Fund III	Jun-08		108	421	(26.9)%	34.6%	(C )

Castles
Newcastle Investment Corp.	Jun-98		1,165	1,192	N/A	N/A	(53.9)%
Eurocastle Investment Limited	Oct-03		2,114	2,035	N/A	(11.7)%	6.3%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		2,074	7,998	9.9%	19.5%	(13.5)%
Fortress Macro Funds	May-09		1,544	—	17.3%	6.9%	(C )
Fortress Commodities Fund	Jan-08		865	1,059	6.9%	5.2%	(C )

Hybrid Hedge Funds
Drawbridge Special Opportunities Fund LP (D)	Aug-02		4,700	5,690	7.9%	18.2%	(5.7)%
Drawbridge Special Opportunities Fund LTD (D)	Aug-02		524	604	7.5%	21.0%	(7.2)%
Fortress Partners Fund LP	Jul-06		999	1,061	(2.8)%	11.4%	(16.5)%
Fortress Partners Offshore Fund LP	Nov-06		784	769	(2.6)%	12.5%	(12.6)%
Value Recovery Funds and related assets	(E	)	2,751	—	(E )	(E )	(E )

					Returns (A)
					Inception to September 30, 2009
Hybrid PE Funds
Credit Opportunities Fund	Jan-08		1,751	1,226	(C )
Credit Opportunities Fund II	Jul-09		50	—	(C )
Long Dated Value Fund I	Apr-05		201	193	3.1%
Long Dated Value Fund II	Nov-05		207	202	3.4%
Long Dated Value Fund III	Feb-07		145	136	(C )
LDVF Patent Fund	Nov-07		16	21	(C )
Real Assets Fund	Jun-07		97	140	(C )
Assets Overflow Fund	Jul-08		80	91	(C )
Japan Opportunity Fund	Jun-09		380	—	(C )

Subtotal - all funds			31,504	34,112
Managed accounts			496	177

Total			$32,000	$34,289

(A)	Represents the following:

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ growing investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increased number of employees, and related augmentation of systems and infrastructure. Our headcount decreased from 900 employees as of September 30, 2008 to 824 employees as of September 30, 2009. This resulted in net decreases in our compensation, office related and other personnel related expenses, although there were increases in certain businesses.

Revenues

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management fees from affiliates	$321,003	$447,928	$(126,925)	$106,926	$154,266	$(47,340)
Incentive income from affiliates	14,596	56,162	(41,566)	7,638	718	6,920
Expense reimbursements from affiliates	58,660	42,722	15,938	24,952	12,501	12,451
Other revenues	10,807	27,300	(16,493)	4,167	17,651	(13,484)

Total Revenues	$405,066	$574,112	$(169,046)	$143,683	$185,136	$(41,453)

Nine months ended September 30

For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, total revenues decreased as a result of the following:

Management fees from affiliates decreased by $126.9 million primarily due to the net effect of increases (decreases) in average AUM of ($1.4) billion, ($0.1) billion, ($5.1) billion, ($1.1) billion and $1.6 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $121.9 million in management fees. In addition, management fees from affiliates decreased by $1.4 million as a result of a decrease in the average management fee percentage earned and by $2.4 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $41.6 million primarily as a result of (i) no incentive income being recognized from our private equity funds for the nine months ended September 30, 2009 as compared to the recognition of $38.7 million of incentive income for the nine months ended September 30, 2008, as contingencies for repayment had been resolved in certain private equity funds allowing for income recognition at that time, and (ii) a decrease of $10.3 million in incentive income from certain of our liquid hedge funds primarily due to prior period losses (i.e. – the “highwater mark”) not being completely recovered during the nine months ended September 30, 2009. These decreases were partially offset by $8.0 million in incentive income recognized from our hybrid PE funds generated from distributions not subject to clawback for the nine months ended September 30, 2009 as compared to no incentive income recognized for the prior comparative period.

Expense reimbursements from affiliates increased by $15.9 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the nine months ended September 30, 2009, primarily attributable to the Value Recovery Funds which Fortress began managing in June 2009, as compared to the nine months ended September 30, 2008.

Other revenues decreased by $16.5 million primarily due to a decrease in interest income of $6.4 million and a decrease of $12.8 million in fees from non-affiliates, including managed accounts, offset by a net increase of $3.1 million in dividend income earned primarily from our direct investment in GAGFAH common stock compared to dividends earned from the Castles in the prior comparative period.

Three months ended September 30

For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, total revenues decreased as a result of the following:

Management fees from affiliates decreased by $47.3 million primarily due to the net effect of increases (decreases) in average AUM of ($2.5) billion, ($0.1) billion, ($5.9) billion, ($0.3) billion and $2.0 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $46.1 million in management fees. In addition, management fees from affiliates decreased by $0.3 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates increased by $6.9 million primarily as a result of (i) an increase of $6.4 million in incentive income recognized from our liquid hedge funds for the three months ended September 30, 2009, primarily due to higher returns in 2009 in certain of our liquid hedge funds, and (ii) a net increase of $1.0 million in incentive income recognized from our hybrid PE funds generated from distributions not subject to clawback. These increases were partially offset by $0.5 million in incentive income from our private equity funds during the three months ended September 30, 2008 as compared to no incentive income recognized for the three months ended September 30, 2009.

Expense reimbursements from affiliates increased by $12.5 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the three months ended September 30, 2009, primarily attributable to the Value Recovery Funds which Fortress began managing in June 2009, as compared to the three months ended September 30, 2008.

Other revenues decreased by $13.5 million primarily due to a decrease in interest income of $1.8 million and a net decrease of $12.6 million in fees from non-affiliates, including managed accounts, which was partially offset by a net increase of $0.9 million in dividend income earned primarily from our direct investment in GAGFAH common stock as compared to dividends earned from the Castles in the prior comparative period.

Expenses

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Interest expense	$20,242	$29,705	$(9,463)	$4,451	$9,481	$(5,030)
Compensation and benefits	354,725	399,253	(44,528)	132,033	134,774	(2,741)
Principals agreement compensation	712,101	714,710	(2,609)	239,975	239,976	(1)
General, administrative and other (including depreciation and amortization)	64,801	67,161	(2,360)	21,180	25,973	(4,793)

Total Expenses	$1,151,869	$1,210,829	$(58,960)	$397,639	$410,204	$(12,565)

Nine months ended September 30

For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, total expenses decreased as a result of the following:

Interest expense decreased by $9.5 million primarily due to (i) a decrease of $13.4 million due to a decrease in average interest rates and a decrease in average borrowings from the first nine months of 2008, (ii) a decrease of $0.5 million due to a decrease in bank and other related charges, and offset by (iii) an increase of $4.6 million due to write-offs and increased amortization of deferred financing costs. The increase in write-offs and amortization of deferred financing costs is primarily due to the partial prepayment of our term loans as a result of our May 2009 capital raise and the March 2009 amendment to our credit agreement.

Compensation and benefits decreased by $44.5 million primarily due to a net decrease in profit sharing compensation of $28.8 million, a decrease in our employee population and discretionary bonuses resulting in a decrease of $35.0 million and a $7.0 million one-time discretionary bonus declared during the first quarter of 2008 to one senior employee. These decreases were partially offset by an increase of $26.5 million in equity based compensation primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below). Profit sharing compensation decreased largely due to decreased profit from our liquid and hybrid hedge funds. Our average headcount for the nine months ended September 30, 2009 decreased 2.9% compared to the nine months ended September 30, 2008.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses decreased by $2.4 million primarily as a result of a net decrease of $4.8 million in recruiting, professional fees and other general expenses, and partially offset by $2.4 million in fees paid to Nomura in connection with raising investor capital for a new fund in Asia during the nine months ended September 30, 2009.

Three months ended September 30

For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, total expenses decreased as a result of the following:

Interest expense decreased by $5.0 million primarily due to (i) a decrease of $3.9 million due to a decrease in average interest rates and a decrease in average borrowings from the third quarter of 2008, and (ii) a decrease of $0.9 million due to a decrease in write-offs and amortization of deferred financing costs.

Compensation and benefits decreased by $2.7 million primarily due to a net decrease in our employee population and discretionary bonuses resulting in a decrease of $6.7 million, partially offset by an increase of $3.1 million in equity based compensation and a net increase of $0.8 million in profit sharing compensation. Our average headcount for the three months ended September 30, 2009 decreased 7.3% compared to the three months ended September 30, 2008.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses decreased by $4.8 million primarily as a result of a decrease in professional fees and consulting fees of $4.2 million, a net decrease of $2.1 million in recruiting and other general expenses and partially offset by $1.5 million in fees paid to Nomura in connection with raising investor capital for a new fund in Asia during the three months ended September 30, 2009.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $698.6 million with a weighted average recognition period of 3.4 years. This does not include amounts related to the Principals Agreement, which is discussed above.

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

Other Income (Loss)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Net gains (losses) - other investments	$37,157	$(44,671)	$81,828	$20,189	$(10,099)	$30,288
Tax receivable agreement liabilty reduction	(55)	—	(55)	—	—	—
Earnings (losses) from equity method investees	56,553	(113,550)	170,103	40,345	(37,921)	78,266

Total Other Income (Loss)	$93,655	$(158,221)	$251,876	$60,534	$(48,020)	$108,554

Nine months ended September 30

For the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, total other income (loss) increased as a result of the following:

Net gains (losses) – other investments increased by $81.8 million primarily due to the recognition of an unrealized gain of $36.7 million for the nine months ended September 30, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $27.2 million on our investments in our Castles for the nine months ended September

30, 2008, and due to the recognition of an unrealized gain of $1.3 million for the nine months ended September 30, 2009 on our options in our Castles, as compared to the recognition of an unrealized loss of $16.2 million for the nine months ended September 30, 2008. Our investments in GAGFAH and the Castles are held at fair value.

Earnings (losses) from equity method investees increased by $170.1 million primarily due to the net effect of (i) the recognition of $56.6 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, hybrid hedge funds and hybrid PE funds, compared to (ii) the recognition of a $113.6 million loss on our equity method investments for the nine months ended September 30, 2008. The overall increase in income was primarily a result of improved returns within the funds.

Three months ended September 30

For the three months ended September 30, 2009 compared with the three months ended September 30, 2008, total other income (loss) increased as a result of the following:

Net gains (losses) – other investments increased by $30.3 million primarily due to (i) the recognition of an unrealized gain of $19.0 million for the three months ended September 30, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $6.2 million on our investments in our Castles for the three months ended September 30, 2008, (ii) a $3.1 million net decrease in realized losses related to changes in the foreign currency exchange rates from the three months ended September 30, 2008 to the three months ended September 30, 2009, and (iii) the recognition of an unrealized gain of $1.3 million for the three months ended September 30, 2009 on our options in our Castles, as compared to the recognition of an unrealized loss of $0.7 million for the three months ended September 30, 2008. Our investments in GAGFAH and the Castles are held at fair value.

Earnings (losses) from equity method investees increased by $78.3 million primarily due to the net effect of (i) the recognition of $40.3 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, hybrid hedge funds and hybrid PE funds, compared to (ii) the recognition of a $37.9 million net loss on our equity method investments for the three months ended September 30, 2008. The overall increase in income was primarily a result of improved returns within the funds.

Income Tax Benefit (Expense)

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “– Critical Accounting Policies” below.

For the nine and three months ended September 30, 2009, Fortress recognized income tax expense (benefit) of ($4.8 million) and ($3.1 million), respectively. For the nine and three months ended September 30, 2008, Fortress recognized income tax expense (benefit) of ($0.3 million) and ($5.6 million), respectively. The primary reasons for the changes in income tax expense (benefit) for the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, and (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision.

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

Private Equity Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$108,525	$120,113	$(11,588)	$32,010	$39,970	$(7,960)
Incentive Income	—	12,294	(12,294)	—	(16,447)	16,447

Segment revenues - total	$108,525	$132,407	$(23,882)	$32,010	$23,523	$8,487

Pre-tax distributable earnings	$81,856	$99,555	$(17,699)	$25,000	$17,909	$7,091

Nine months ended September 30

Pre-tax distributable earnings decreased by $17.7 million primarily due to:

•

an $8.2 million net decrease in management fees. Management fees decreased by $11.6 million primarily due to (i) a decrease of $14.8 million primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital and (ii) a $1.8 million decrease due to a reduction in the average management fee percentage earned from the Mortgage Opportunities Fund I and II. These decreases were partially offset by an increase of $5.1 million primarily generated by capital called for Fund V Coinvestment and Fund II after September 30, 2008. The management fee decrease of $11.6 million was partially offset by a corresponding reduction of $3.4 million in the employees’ percentage share of management fees;

•

an $8.4 million net decrease in incentive income. The decrease in incentive income is primarily attributable to a decrease in performance in the private equity funds that resulted in no incentive income (and no employee’s share of incentive income) recognized for the nine months ended September 30, 2009 as compared to $12.3 million in incentive income (reduced by the employees’ share of incentive income of $3.9 million) for the nine months ended September 30, 2008; and

•

a $1.3 million net increase in operating expenses primarily related to (i) a $2.1 million increase in allocable corporate expenses, (ii) a $0.3 million increase in general and administrative expenses and offset by (iii) a $0.9 million decrease in compensation expense (mainly discretionary bonuses).

Three months ended September 30

Pre-tax distributable earnings increased by $7.1 million primarily due to:

•

a $6.8 million net decrease in management fees. Management fees decreased by $8.0 million due to (i) a decrease of $8.3 million primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital and (ii) a $0.9 million decrease due to a reduction in the average management fee percentage earned from the Mortgage Opportunities Fund I and II. These decreases were partially offset by an increase of $1.7 million primarily generated by capital called for Fund V Coinvestment and Fund II after September 30, 2008. The management fee decrease of $8.0 million was partially offset by a corresponding reduction of $1.1 million in the employees’ percentage share of management fees;

•

a $10.0 million net increase in incentive income. The increase in incentive income is primarily attributable to no incentive income (and no employee’s share of incentive income) recognized for the three months ended September 30, 2009 as compared to a reserve taken against incentive income from FRID of $16.4 million (reduced by the employee’s share of the reserve of $6.4 million) for the three months ended September 30, 2008; and

•

a $4.0 million net decrease in operating expenses primarily related to a $2.7 million decrease in compensation expense (mainly discretionary bonuses) and a $1.1 million decrease in general and administrative expenses (mainly professional fees) .

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$37,260	$41,320	$(4,060)	$12,830	$13,665	$(835)
Incentive Income	—	12	(12)	—	—	—

Segment revenues - total	$37,260	$41,332	$(4,072)	$12,830	$13,665	$(835)

Pre-tax distributable earnings	$16,248	$12,033	$4,215	$5,534	$3,829	$1,705

Nine months ended September 30

Pre-tax distributable earnings increased by $4.2 million primarily due to:

•

a $0.4 million net decrease in management fees. Management fees decreased by $4.1 million primarily due to a $2.4 million decrease as a result of changes in foreign currency exchange rates, a $1.0 million decrease in management fees from non-affiliates, and a $0.7 million decrease as a result of a decrease in average AUM. These decreases to management fees were partially offset by a decrease in the employees’ share of management fees of $3.7 million; and

•	a $4.6 million net decrease in operating expenses primarily due to lower compensation expenses.

Three months ended September 30

Pre-tax distributable earnings increased by $1.7 million primarily due to:

•

a $0.3 million net increase in management fees. Management fees decreased by $0.8 million primarily due to a $0.3 million decrease as a result of changes in foreign currency exchange rates, a $0.5 million decrease in management fees from non-affiliates, and a $0.1 million decrease as a result of an decrease in average AUM. These decreases to management fees were offset by the elimination of the employees’ share of management fees as of December 31, 2008. The employees’ share of management fees for the three months ended September 30, 2008 was $1.2 million; and

•	a $1.3 million net decrease in operating expenses primarily due to lower compensation expenses.

Liquid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$61,088	$169,965	$(108,877)	$18,566	$59,640	$(41,074)
Incentive Income	8,243	17,125	(8,882)	7,996	85	7,911

Segment revenues - total	$69,331	$187,090	$(117,759)	$26,562	$59,725	$(33,163)

Pre-tax distributable earnings	$18,831	$70,662	$(51,831)	$6,125	$25,236	$(19,111)

Nine months ended September 30

Pre-tax distributable earnings decreased by $51.8 million primarily due to:

•

a $92.6 million net decrease in management fees. Management fees decreased $108.9 million primarily due to (i) a $118.8 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds subsequent to September 30, 2008 and (ii) a $2.8 million decrease due to a reduction in the average management fee percentage earned, partially offset by (iii) a $2.5 million increase generated by the growth in the average AUM of Fortress Commodities Fund and (iv) a $10.2 million increase due to management fees generated by the new Fortress Macro Funds which were launched in May 2009. The management fee decrease of $108.9 million was offset by a $16.3 million reduction in the employees’ share of management fees;

•

a $0.9 million net increase in incentive income. Incentive income decreased $8.9 million primarily due to incentive income generated by special investments and the Fortress Commodities Fund of $2.0 million and $15.2 million, respectively, for the nine months ended September 30, 2008 as compared to $6.6 million and $1.7 million of incentive income generated by the Fortress Commodities Fund and the Fortress Macro Fund, respectively, that was recognized for the nine months ended September 30, 2009. The $8.9 million decrease was offset by a $9.8 million net decrease in the employees’ share of incentive income primarily as a result of (i) a $9.0 million decrease in the accrual of the employees’ share of incentive income due to prior period losses (i.e. the “highwater mark”) in the Drawbridge Global Macro Funds, (ii) a $2.1 million decrease in the accrual of the employees’ share of incentive income due to lower returns in the Fortress Commodities Fund, and partially offset by (iii) a $1.3 million increase in the employees’ share of incentive income earned on the Fortress Macro Funds; and

•

a $39.5 million net decrease in operating expenses primarily related to (i) a $6.3 million decrease in general and administrative expenses and (ii) a $31.9 million decrease in compensation expense. These decreases in expenses are primarily due to a 36% decrease in average headcount for the nine months ended September 30, 2009 as compared to the prior comparative period.

Three months ended September 30

Pre-tax distributable earnings decreased by $19.1 million primarily due to:

•

a $34.8 million net decrease in management fees. Management fees decreased $41.1 million primarily due to (i) a $47.2 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds and Fortress Commodities Fund subsequent to September 30, 2008 and (ii) a $0.6 million decrease due to a reduction in the average management fee percentage earned, partially offset by (iii) a $6.8 million increase due to management fees generated by the new Fortress Macro Funds which were launched in May 2009. The management fee decrease of $41.1 million was offset by a $6.3 million reduction in the employees’ share of management fees;

•

a $0.3 million net increase in incentive income. Incentive income increased $7.9 million primarily due to incentive income generated by the Fortress Commodities Fund of $0.2 million for the three months ended September 30, 2008 as compared to $6.4 million and $1.6 million of incentive income generated by the Fortress Commodities Fund and Fortress Macro Fund, respectively, that was recognized for the three months ended September 30, 2009. The $7.9 million increase was offset by a $7.6 million net increase in the employees’ share of incentive income primarily as a result of (i) a $4.1 million increase in the employee’s share of incentive income earned on the Fortress Commodities Fund due to improved returns for the three months ended September 30, 2009 as compared to the prior comparative period and (ii) a $1.0 million increase in the accrual of the employees’ share of incentive income earned on the Fortress Macro Funds. Additionally, we accrue the employees’ share of incentive income at the end of each interim period based on the year to date performance of the funds. For the three months ended September 30, 2008, the Drawbridge Global Macro Funds recognized a negative return for that period. As a result we adjusted the employees’ share of incentive income for the three months ended September 30, 2008 to reflect the respective cumulative amount of the employees’ share of incentive income for the nine months ended September 30, 2008. This adjustment for the three months ended September 30, 2008 effectively represented a partial return by the employees’ of their incentive income earned for periods prior to the three months ended September 30, 2008. There was $2.6 million in incentive income returned by employees’ for the three months ended September 30, 2008 as compared to no incentive income returned by employees’ the three months ended September 30, 2009; and

•

a $15.3 million net decrease in operating expenses primarily related to (i) a $3.0 million decrease in general and administrative expenses and (ii) an $11.5 million decrease in compensation expense. These decreases in expenses are primarily due to a 50% decrease in average headcount for the three months ended September 30, 2009 as compared to the prior comparative period.

Hybrid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$89,715	$111,483	$(21,768)	$32,091	$38,028	$(5,937)
Incentive Income	1,386	14,128	(12,742)	373	13,256	(12,883)

Segment revenues - total	$91,101	$125,611	$(34,510)	$32,464	$51,284	$(18,820)

Pre-tax distributable earnings	$16,112	$26,099	$(9,987)	$5,741	$14,820	$(9,079)

Nine months ended September 30

Pre-tax distributable earnings decreased by $10.0 million primarily due to:

•

a $21.8 million net decrease in management fees. Management fees decreased by $26.0 million primarily as a result of a decrease in average AUM, primarily due to negative fund returns in 2008, offset by an increase of $4.2 million in management fees from the Value Recovery Funds, which Fortress began managing in June 2009;

•

a $6.5 million net decrease in incentive income. Incentive income decreased by $12.7 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $6.3 million. The $12.7 million decrease in incentive income was primarily attributable to an $11.8 million decrease in incentive income from third party accounts we manage and a $0.9 million net decrease in incentive income as a result of decreased performance of our hybrid hedge funds; and

•

an $18.6 million net decrease in operating expenses primarily related to a $16.9 million decrease in compensation expenses and a $1.8 million decrease in general and administrative expenses. These decreases were primarily due to (i) a 13.1% decrease in the average headcount (excluding the Value Recovery Funds) for the nine months ended September 30, 2009 as compared to the prior comparative period, and (ii) the reimbursement from the Value Recovery Funds of compensation expense for certain hybrid hedge fund employees which have provided services to the Value Recovery Funds.

Three months ended September 30

Pre-tax distributable earnings decreased by $9.1 million primarily due to:

•

a $6.0 million net decrease in management fees. Management fees decreased by $8.7 million primarily as a result of a decrease in average AUM, primarily due to negative fund returns in 2008, offset by an increase of $2.7 million in management fees from the Value Recovery Funds, which Fortress began managing in June 2009;

•

a $7.5 million net decrease in incentive income. Incentive income decreased by $12.9 million and the employees’ share of incentive income, reflected as profit sharing compensation expense, decreased by $5.4 million. The $12.9 million decrease in incentive income was primarily attributable to a $12.8 million decrease in incentive income primarily from third party accounts we manage; and

•

a $4.5 million net decrease in operating expenses primarily related a $2.7 million decrease in compensation expense and a $1.8 million decrease in allocable corporate expenses and general and administrative expenses. The $2.7 million decrease in compensation expense was primarily due to the reimbursement from the Value Recovery Funds of compensation expense for certain hybrid hedge fund employees which have provided services to the Value Recovery Funds. The amount of corporate expenses allocable to the hybrid hedge funds segment and general and administrative expenses decreased primarily due to an 18.9% decrease in the average headcount for the hybrid hedge funds, excluding the Value Recovery Funds.

Hybrid PE Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Management Fees	$27,449	$8,401	$19,048	$13,014	$4,214	$8,800
Incentive Income	8,022	—	8,022	1,208	—	1,208

Segment revenues - total	$35,471	$8,401	$27,070	$14,222	$4,214	$10,008

Pre-tax distributable earnings	$15,230	$906	$14,324	$8,407	$666	$7,741

Nine months ended September 30

Pre-tax distributable earnings increased by $14.3 million primarily due to:

•

a $19.0 million increase in net management fees primarily due to $8.4 million of management fees generated by the creation of new hybrid PE funds, most notably a new managed account, Japan Opportunity Fund, Credit Opportunities Fund II, and the Assets Overflow Fund, and an increase of $10.6 million in management fees primarily as a result of a net increase in average AUM primarily due to improved returns in 2009;

•

a $3.8 million increase in net incentive income primarily due to $8.0 million of incentive income generated from distributions not subject to clawback offset by $4.2 million of profit sharing expense; and

•

an $8.5 million net increase in operating expenses primarily related to a $6.3 million increase in general and administrative expenses and a $2.4 million increase in allocable corporate expenses. General and administrative expenses and the amount of corporate expenses allocable to the hybrid PE funds segment increased primarily due to a 150% increase in average headcount in 2009 as compared to the prior comparative period. The average headcount increased primarily due to the Credit Opportunities Fund and the Japan Opportunity Fund, which commenced in June 2009.

Three months ended September 30

Pre-tax distributable earnings increased by $7.7 million primarily due to:

•

an $8.8 million increase in net management fees primarily due to $5.0 million of management fees generated by the creation of new hybrid PE funds, most notably the Credit Opportunities Fund II, Japan Opportunity Fund and a new managed account, and an increase of $3.9 million in management fees primarily as a result of a net increase in average AUM primarily due to improved returns in 2009;

•

a $0.6 million increase in net incentive income primarily due to $1.2 million of incentive income generated from distributions not subject to clawback offset by $0.6 million of profit sharing expense; and

•

a $1.6 million net increase in operating expenses primarily related to an increase in general and administrative expenses and the amount of the corporate expenses allocable to the hybrid PE funds segment primarily due to a 100% increase in average headcount in 2009 as compared to the prior comparative period. The average headcount increased primarily due to the Credit Opportunities Fund and the Japan Opportunity Fund, which commenced in June 2009.

Principal Investments

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Pre-tax distributable earnings (loss)	$(23,313)	$(113,506)	$90,193	$5,801	$(82,850)	$88,651

Nine months ended September 30

Pre-tax distributable loss decreased by $90.2 million primarily due to:

•

a $57.7 million net increase in investment income from our investments in our hedge funds. Investment income increased $63.4 million and the employee share of investment income increased by $5.7 million. The $63.4 million increase in investment income was due to higher returns on our investments in both our liquid hedge funds and hybrid hedge funds for the nine months ended September 30, 2009 as compared to the prior comparative period;

•	a $3.1 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $25.1 million increase in net investment income primarily as a result of a decrease in impairments of $8.1 million, $18.2 million and $0.2 million in our investments in our private equity funds, Castles and our liquid hedge funds, respectively, offset by an increase in impairments of $0.8 million and $0.6 million in our hybrid hedge funds and hybrid PE funds, respectively, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008;

•

a $4.3 million increase in net investment income primarily due to (i) a decrease of $9.7 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the nine months ended September 30, 2009, (ii) a net increase of $1.0 million in other investment related income, and partially offset by (iii) a $6.4 million decrease in interest income as a result of lower interest rates and lower average cash balances.

Three months ended September 30

Pre-tax distributable earnings (loss) increased by $88.7 million primarily due to:

•

a $33.3 million net increase in investment income from our investments in our hedge funds. Investment income increased $37.2 million and the employee share of investment income increased by $3.9 million. The $37.2 million increase in investment income was due to higher returns on our investments in both our liquid hedge funds and hybrid hedge funds for the three months ended September 30, 2009 as compared to the prior comparative period;

•	a $0.9 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $47.9 million increase in net investment income primarily as a result of a decrease in impairments of $36.5 million, $8.9 million, $0.3 million and $2.2 million in our investments in our private equity funds, Castles, liquid hedge funds and hybrid hedge funds, respectively, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008; and

•

a $6.4 million increase in net investment income primarily due to (i) a $3.2 million increase due to foreign currency translation adjustments, (ii) a decrease of $5.2 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the three months ended September 30, 2009, and partially offset by (iii) a $2.0 million decrease in interest income as a result of lower interest rates and lower average cash balances.

Unallocated

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009	2008	Variance	2009	2008	Variance
Pre-tax distributable earnings (loss)	$(10)	$21	$(31)	$284	$14	$270

Nine months ended September 30

Pre-tax distributable earnings (loss) decreased by less than $0.1 million. The decrease in earnings is primarily due to an increase in general corporate expenses.

Three months ended September 30

Pre-tax distributable earnings increased by $0.3 million. The increase in earnings is primarily due to a decrease in general corporate expenses.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of September 30, 2009, the receipt of approximately $45.6 million of management fees had been deferred and the ultimate timing of their payment is currently uncertain. In addition, $8.1 million of private equity general and administrative expenses had been advanced on behalf of certain funds. Of these amounts, $22.4 million has been collected subsequent to September 30, 2009. The amount of deferred management fees may increase in the future. Also, while we still believe that we will receive these fees, we now expect to receive payment at a later date than we previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $107.0 million at September 30, 2009 and expected capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, and fund capital commitments, in each case expected to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. As discussed above, we believe that we will generate adequate operating cash flows to service our periodic debt payments, which will result in a gradual reduction in our debt level. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, each of which is more challenging given current market conditions. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “– Market Considerations”), raising equity capital could be highly dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

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

As of September 30, 2009, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2009 consisted of the following (in thousands):

Outstanding Commitment
Private Equity Funds
Fund I	$12
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	45,296
Fund V Coinvestment	4
FRID	796
FHIF	11,446
FECI	1,551

Hybrid PE Funds
Credit Opportunities Fund	5,342
Credit Opportunities Fund II	11,250
Long Dated Value Fund I	460
Long Dated Value Fund II	2,081
Long Dated Value Fund III	392
LDVF Patent Fund	20
Real Assets Fund	37,521
Assets Overflow Fund	55
Karols Development Co	5,693
FTS SIP L.P.	597
Japan Opportunity Fund	2,702
Yama 1 and 2 GK	106

Total	$129,948

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

October 1 to December 31, 2009	$4,712
2010	18,608
2011	12,406
2012	11,917
2013	11,724
2014	11,107
Thereafter	22,423

Total	$92,897

Debt Obligations

As of September 30, 2009, our debt obligations consisted of the amount outstanding under our credit agreement, as described below.

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

The following table presents information regarding our debt obligations (dollars in thousands):

				September 30, 2009
	Face Amount and Carrying Value		Final Stated	Weighted Average Funding	Weighted Average Maturity
Debt Obligation	September 30, 2009	December 31, 2008	Maturity	Cost (1)	(Years)
Credit Agreement (2)
Revolving debt (3)	$—	$104,041	May 2012	—	—
Term loan	350,000	350,000	May 2012	3.99%	1.60
Delayed term loan	61,800	275,000	May 2012	3.23%	0.33

Total	$411,800	$729,041		3.88%	1.41

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.25%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $65.9 million was undrawn under the revolving debt facility as of September 30, 2009. The revolving debt facility included a $25 million letter of credit subfacility of which $9.1 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.6 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows as of September 30, 2009 (in thousands).

October 1 - December 31, 2009	$13,975
2010	55,900
2011	41,925
2012	300,000

Total	$411,800

As a result of the Nomura transaction and our initial and secondary public offerings, FIG Asset Co. LLC lent excess proceeds of $320.5 million to FIG Corp. pursuant to a demand note. As of September 30, 2009, the outstanding balance was $246.9 million. This intercompany debt is eliminated in consolidation.

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

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of September 30, 2009. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of September 30, 2009.

	September 30, 2009 (dollars in millions)
	Requirement		Actual	Notes
AUM	>$	22,000	$32,000	(A)
Consolidated Leverage Ratio	<	3.50	1.52	(B)
Required Investment Assets	>$	421	$868	(C)
Fortress Fund Investments	>$	168	$518	(C)
Total Investments	>$	253	$662	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by clawback reserves or the impairment of investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

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

Dividends / Distributions

During the nine months ended September 30, 2009, Fortress Operating Group made distributions of $50.0 million to the principals and RPU holders in connection with distributions made to FIG Corp. to pay Fortress’s income taxes.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required amortization payments under, our credit agreement, and (iv) distributing cash flow to equity holders, as applicable.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $17.3 million and $233.6 million during the nine months ended September 30, 2009 and 2008, respectively.

Operating Activities – Comparative (Nine months Ended September 30, 2009 vs. September 30, 2008)

Cash received for management fees decreased by $169.2 million from $433.9 million in 2008 to $264.7 million in 2009. Management fees are based on average fee paying AUM, which decreased from 2008 to 2009 (private equity funds decreased by ($1.4) billion, Castles decreased by ($0.1) billion, liquid hedge funds decreased by ($5.1) billion, hybrid hedge funds decreased by ($1.1) billion, and hybrid PE funds increased by $1.6 billion) as a result of redemptions and losses, offset by capital raising, including new fund formation and improved returns. In addition, approximately $45.6 million of management fees were past due at September 30, 2009 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and hybrid PE funds. Adverse market conditions have resulted in lower fund performance and reduced realizations and thus a decrease of $129.8 million in cash received for incentive income from 2008 to 2009.

Despite an increase in average headcount from September 30, 2008 to September 30, 2009, cash paid for compensation decreased by $129.6 million for the nine month periods ended September 30, 2008 compared to September 30, 2009. This decrease is mainly attributable to reduced profit sharing compensation, as a result of lower performance within our funds.

Cash paid for interest decreased approximately $14.2 million due to a lower average debt balance of $551.6 million in 2009 compared to $774.1 million in 2008. The weighted average interest rate also decreased to 2.77% in 2009 as compared to 4.28% in 2008.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($16.6) million and $67.1 million during the nine months ended September 30, 2009 and 2008, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($43.3) million and ($135.0) million during the nine months ended September 30, 2009 and 2008, respectively, (ii) distributions of capital from equity method investees of $28.7 million and $211.2 million during the nine months ended September 30, 2009 and 2008, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($2.0) million and ($9.1) million during the nine months ended September 30, 2009 and 2008, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($157.1) million and ($141.8) million during the nine months ended September 30, 2009 and 2008, respectively. Our financing activities primarily included the capital raise described below and (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($50.0) million and ($203.6) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($5.3) million and ($61.3) million during these periods, respectively, (iii) dividends to our shareholders, and (iv) our net borrowing and repayment activity.

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

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and hybrid PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. “clawed back”) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies, Method 1 of FASB Accounting Standards Codification (“FASB ASC”) paragraph 605-20-S99-1 “Accounting for Management Fees Based on a Formula.” Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund or hybrid PE fund, each of which has a limited life, would be recognized upon the termination of such fund, or when distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds themselves apply specialized accounting principles specified by the Financial Services – Investment Companies Topic of the FASB ASC. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

Our private equity funds have not to date based a valuation of a private security solely upon public or private market transactions in a similar security. There have been no circumstances to date in which a security in a public market transaction, or a private market transaction of which we were aware, has been considered to be sufficiently similar to a private security owned by one of our private equity funds to be used as the measure of valuation for such private security investment.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2009.

The categories displayed below correspond directly with the disclosures which are required under the Fair Value Measurements and Disclosures Topic of the FASB ASC. Note that negative percentages represent net short positions.

		Private Equity Funds	Liquid Hedge Funds		Hybrid Hedge Funds	Hybrid PE Funds	Total Investment Company Holdings
	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	10%	42%	91%	1%	0%	(4%)
2.	Other observable market parameters	10%	38%	9%	(1%)	0%	9%
3A.	Third party pricing sources with significant unobservable market parameters (A)	8%	19%	0%	96%	88%	61%
3B.	Internal models with significant unobservable market parameters	72%	1%	0%	4%	12%	34%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of September 30, 2009, $7.8 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds, $0.3 billion of investments in our hybrid hedge funds, and $0.7 billion of investments in our hybrid PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2009, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Hybrid Hedge Funds	Hybrid PE Funds
Management fees, per annum on a prospective basis	$3.0 million or ($3.2 million) (A)	$1.5 million	$15.6 million	$0.2 million or ($0.4 million) (A)
Incentive income	N/A (B)	$9.9 million or ($0.1 million)	N/A (C)	N/A (B)
Earnings from equity method investees	$43.2 million	$0.7 million	$24.2 million	$8.9 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2009, $3.2 billion of such private equity fund or hybrid PE fund portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2009 is the current reset date.

(B)	Private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

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

2007	$74.9
2008	$48.0
2009 - 2015: Average Required	$55.8
2016 - 2021: Average Required	$79.7

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

The following elements of the accounting for equity-based compensation may be subject to significant judgment and estimation:

•	the determination of the grant date;

•	the estimated forfeiture factor;

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC Section 810-10-65 Transition Related to SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FASB ASC Section 810-10-65 clarifies the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. FASB ASC Section 810-10-65 applies to reporting periods beginning after December 15, 2008. FASB ASC Section 810-10-65 had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There is no effect from the adoption of FASB ASC Section 810-10-65 on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

In April 2009, the FASB issued three new standards related to fair value and impairment, FASB ASC paragraph 825-10-65-1 Transition Related to FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” FASB ASC paragraph 320-10-65-1 Transition Related to FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” and FASB ASC paragraph 820-10-65-4 Transition Related to FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These new standards (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These new standards were effective for Fortress in the second quarter of 2009. They have had a small impact on our disclosures, a potential impact on future impairment determinations for distributable earnings purposes (if any), but no material impact on our financial condition, liquidity, or results of operations upon adoption.

In June 2009, the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R),” which will become effective on January 1, 2010. SFAS 167 changes the definition of a variable interest entity (“VIE”) and changes the methodology of FASB Interpretation No. 46 (revised, December 2003) “Consolidation of Variable Interest Entities” (FASB ASC Topic 810) to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. We are currently evaluating the potential impact of SFAS 167 on us. To the extent it results in changes to the entities included in our consolidated financial statements, the impact could be material to our gross assets, liabilities, revenues and expenses but would not be material to the net income or equity attributable to our Class A shareholders.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk’’ and “— Critical Accounting Policies — Valuation of Investments” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2009, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.5 billion as of December 31, 2008 to $1.1 billion as of September 30, 2009.

Our debt obligations payable decreased from $777.7 million as of December 31, 2008 to $437.3 million as of September 30, 2009, including estimates for interest payments. This decrease was primarily attributable to the repayment of the revolving debt and a portion of the delayed term loan from proceeds of our May 2009 capital raise in the amounts of $54.0 million and $110.3 million, respectively. This decrease was also attributable to our March 13, 2009 amendment to our credit agreement, with respect to which we repaid (i) $50.0 million of outstanding revolving debt and (ii) $75.0 million of the outstanding delayed term loan. In addition, on July 15, 2009, we repaid an additional $28.0 million of the outstanding delayed term loan.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $140.9 million as of December 31, 2008 to $129.9 million as of September 30, 2009. This decrease is primarily attributable to the cancellation of our $15.0 million commitment to Fund VI and $14.4 million of contributions we made to Fund V during the nine months ended September 30, 2009. These decreases were partially offset by our capital commitments to our newly formed funds, Credit Opportunities II and Japan Opportunity Fund, of $11.3 million and $2.7 million, respectively, as well as an increase due to the net effect of recallable capital distributions from the Real Assets Fund and Credit Opportunities Fund, which increased our outstanding capital commitments by $4.5 million.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net recorded asset value as of September 30, 2009, which we refer to as intrinsic clawback, was $97.6 million as compared to $130.3 million at December 31, 2008. This decrease is primarily a result of the net returns earned by the related Fortress Funds during the nine months ended September 30, 2009.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2009 (in thousands):

Assets
Equity method investees	$881,768
Options in affiliates	1,417

$883,185

Liabilities
Debt obligations payable	$411,800

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on our investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2009, approximately 47% of our management fees earned were based on the NAV of the applicable funds.

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

•

Incentive income from our private equity funds and hybrid PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and hybrid PE funds where incentive income is subject to contingencies at September 30, 2009 would increase or decrease future incentive income by $116.5 million or ($113.9 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For certain hedge funds with quarterly performance criteria, a 10% decrease to the NAV of the funds on September 30, 2009 would have resulted in a loss to investors for the quarter. In future quarters, a loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. For the hedge funds with annual performance criteria, a 10% decrease to the NAV of the fund on September 30, 2009, assuming that NAV is constant for the rest of the current year, would result in no incentive income recorded as revenue at year end (in the fourth quarter of the year). The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at September 30, 2009 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$4.1	$	N/A	(E)	$47.4	$4.1	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	6.1		12.4		0.9	6.1		12.4			0.3
Hybrid
Hedge Funds	11.0		N/A	(G)	20.1	11.0		0.0			11.0
PE Funds	0.2		N/A	(E)	6.9	0.2		N/A	(E)		N/A

Total	$21.4		$12.4		$75.3	$21.4		$12.4			$11.3

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(4.4)	$	N/A	(E)	$(47.4)	$(4.4)	$	N/A	(E) (F)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Funds	(6.1)		(5.5)		(0.9)	(6.1)		(7.2)			(0.3)
Hybrid
Hedge Funds	(11.0)		N/A	(G)	(20.1)	(11.0)		(0.1)			(11.0)
PE Funds	(0.4)		N/A	(E)	(6.9)	(0.4)		N/A	(E) (F)		N/A	(F)

Total	$(21.9)		$(5.5)		$(75.3)	$(21.9)		$(7.3)			$(11.3)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and hybrid PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.9 billion of such private equity fund or hybrid PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries. The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $6.4 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.6 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which would impact incentive income).

(E)	For GAAP Revenues, private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and hybrid PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hybrid hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by hybrid hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase $4.1 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of September 30, 2009, we had a $2.5 million investment in Eurocastle and a $64.0 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2009, we estimate the gains and losses for the nine months ended September 30, 2009 in relation to the value of the shares and options would increase or decrease by $6.7 million.

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

The leverage ratio covenant is tested as of the end of each fiscal quarter while the AUM and investment asset covenants are applicable at all times. We have amended these and other covenants several times in the last year in order to provide sufficient flexibility to ensure compliance with the terms of our credit agreement. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate, and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets and other market factors. The ongoing global economic recession has negatively impacted the cash flow that we have generated and expect to generate in the future as well as the current and expected value of our investment assets and current and expected AUM. These negative conditions, in turn, negatively affect our ability to comply with these covenants. For example, the investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition have been adversely affected by the ongoing recession. The failure of a portfolio company to successfully refinance its debt (or a material default by any portfolio company in which we have a material direct or indirect investment) could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following time periods: $14 million in 2009, $56 million during 2010, an additional $42 million by January 2011, and the remaining balance at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

We depend on Messrs. Briger, Edens, Kauffman, Nardone and Novogratz, and the loss of any of their services could have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has entered into an employment agreement with us. The initial term of these agreements ends in February 2012, with automatic one-year renewals until a non-renewal notice is given by us or the principal. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal’s employment without cause, the principal will not be subject to the non-competition provisions.

The principals have also entered into an agreement among themselves, which provides that, in the event a principal voluntarily terminates his employment with us for any reason prior to February 2012, the principal may be required to forfeit a portion of his Fortress Operating Group units (and the corresponding Class B shares) to the other principals who continue to be employed by the Fortress Operating Group. However, this agreement may be amended by the principals who are then employed by the Fortress Operating Group. We, our shareholders and the Fortress Operating Group have no ability to enforce any provision of this agreement or to prevent the principals from amending the agreement or waiving any of its obligations.

There is no guarantee that our principals will not resign, join our competitors or form a competing company, or that the non-competition provisions in the employment agreements would be upheld by a court. If any of these events were to occur, our business, prospects, financial condition and results of operation could be materially adversely affected.

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

On July 19, 2009, the Company announced that Daniel Mudd would be appointed to the position of Chief Executive Officer, effective August 11, 2009. Mr. Mudd is responsible for Fortress’s day-to-day operations, while the Fortress principals each continue to lead their respective investment businesses and serve on the Board of Directors. Since our founding, the CEO role has been filled by one of the founding principals. With our recent realignment of responsibilities, the integration of a new individual into that role will present various managerial, logistical and administrative risks to our daily operations, and there can be no assurance that we will manage this transition successfully.

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

In addition, management agreements of our funds that are registered investment companies under the Investment Company Act of 1940 would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our principals exchange enough of their interests in the Fortress Operating Group into our Class A shares such that our principals no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our investment management agreements will be obtained if such a deemed change of control occurs. In addition, the boards of directors of certain hedge funds have the right under certain circumstances to terminate the investment management agreements with the applicable fund. Termination of these agreements would affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

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

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly relative to their historical high prices (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In addition, we are exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In such actions we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are typically indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. As a general matter, the litigation environment in the investment management business tends to become worse in times of extreme market volatility such as what we are currently experiencing. We have experienced negative performance during various periods over the past year in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third-parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage – or be accused of engaging – in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

The alternate investment management business is intensely competitive, and the industry is in a state of flux.

Due to the global economic recession, the general state of distress in the financial markets and the generally poor returns in the alternative asset management business over the last two years, the alternative asset management industry is generally perceived to be in a state of transition. The industry has been marked over this period by increasing anxiety on the part of institutional fund investors as those investors have suffered from decreasing returns, liquidity pressure, significant volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. Market commentators and analysts have expressed the belief that as the economy begins to recover and such investors begin to increase the pace of new investments, those investors are likely to concentrate their holdings in a smaller overall group of managers that have relatively long-term track records, and that such factors are likely to result in a period of significant industry consolidation, especially in the hedge fund sector. In addition, it is possible that such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our sector.

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

•

investors may reduce their investments with us or not make additional investments with us based upon our recent investment performance, current market conditions, their available capital or their perception of the health of our business;

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2008 and 2007, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB recently proposed changes to the rules for consolidating entities in financial statements, which, if enacted, would require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

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

With respect to our hedge funds, our incentive income is paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark.

The investment performance of our former flagship liquid hedge fund and our flagship hybrid hedge fund are down approximately 6.7% and 13.7%, respectively, as of September 30, 2009, from the date on which such funds last earned incentive income. The related percentage for investors in Drawbridge Global Macro who elected to transfer their investments to the Fortress Macro Funds would be slightly different, based on the relative performance of the funds subsequent to transfer. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. In addition, no private equity fund or hybrid PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund, which amount is referred to as a fund’s “high water mark.” The net asset values of some of these funds as of September 30, 2009, were below the funds’ applicable high water mark and, thus, these funds will not be able to earn incentive income until their respective net asset value exceeds their high water marks. The aggregate amount by which the high water marks for all such funds exceeded the funds’ respective net asset values as of September 30, 2009 was approximately $8.9 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $75 million revolving credit facility and a $412 million term loan facility. As of September 30, 2009, we had a $412 million term loan outstanding and nothing outstanding under our revolving credit facility ($9.1 million of letters of credit were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7.2 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2009, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $45.6 million, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $8.1 million. Of these amounts, $22.4 million has been collected subsequent to September 30, 2009. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and hybrid PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests for a total of $5.4 billion during 2008 and a total of approximately $1.4 billion year to date in 2009, and our hybrid hedge funds received redemption requests for $1.5 billion during 2008 and a total of $1.5 billion year to date in 2009. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or hybrid PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us and our Principals exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and hybrid PE funds. If all of our existing private equity funds and hybrid PE funds were liquidated at their NAV as of September 30, 2009, the cumulative clawback obligation to investors in these funds would be approximately $60.5 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments that would decrease our total liability).

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

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts. For example, in May 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2009. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

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

The market price of our Class A shares recently has been, and in the future, may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

•	dilution resulting from the issuance of equity-based compensation to employees

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2009, we had 453,069,221 outstanding Class A shares on a fully diluted basis, 51,995,659 restricted Class A share units granted to employees and affiliates (net of forfeitures), 216,367 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 62,787,974 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 22% of the 51,995,659 restricted Class A share units granted to Fortress employees and affiliates will vest on January 1, 2010, and become eligible for resale by the holders, with a similar percentage vesting on each of the three succeeding anniversaries of that date. We anticipate that approximately 35% of such shares will be sold into the market during the six month period ending June 30, 2010 in order to fund tax withholding obligations. Beginning in 2008, the Class A shares reserved under our equity incentive plan will be increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In 2008 and 2009, this computation did not result in an increase. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of, or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

Our principals directly own an aggregate of 307,773,852 Fortress Operating Group units and also own an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

On August 28, 2009, the Principals exchanged an aggregate of 4,297,698 FOG units and Class B shares for an equal number of Class A shares. The exchange with the registrant was conducted consistent with the terms of the Exchange Agreement. Of these shares, 2,410,904 shares were simultaneously contributed by the Principals to various charitable organizations.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.3	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.4	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.6	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

November 9, 2009

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 9, 2009

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

November 9, 2009