Form 10-K
period 2009-12-31
Fortress Investment Group LLC
filed 2010-03-01
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):    ☐  Yes    ☒  No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2009 (computed based on the closing price on such date as reported on the NYSE) was $471 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 145,834,435 outstanding as of February 24, 2010.

Class B shares: 307,773,852 outstanding as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2010 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading global alternative asset manager with approximately $31.8 billion in AUM as of December 31, 2009. We raise, invest and manage private equity funds, liquid hedge funds and hybrid funds. Fund investors provide the capital for these funds, which we invest and manage on their behalf. Accordingly, because fund investors own the various funds, we do not consolidate them at the Fortress level. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income (loss) from our principal investments in those funds.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone – as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its businesses. As of December 31, 2009, Fortress’s investments in and commitments to our funds were $1.0 billion, consisting of the net asset value of Fortress’s principal investments of $0.9 billion, and unfunded commitments to private equity funds and hybrid PE funds of $0.1 billion.

We currently have more than 819 employees, including approximately 168 investment professionals, at our headquarters in New York and our affiliate offices in Atlanta, Berlin, Charlotte, Cologne, Dallas, Frankfurt, Hong Kong, London, Los Angeles, Munich, New Canaan, Shanghai, Sydney, Tokyo and Toronto.

We plan to grow our fee paying assets under management and will continue to seek to generate superior risk-adjusted investment returns in our funds over the long term. We are guided by the following key objectives and values:

•	introducing new investment products, while remaining focused on, and continuing to grow, our existing lines of business;

•	maintaining our disciplined investment process and intensive asset management; and

•	adhering to the highest standards of professionalism and integrity.

As a result of the current challenging credit and liquidity market conditions, Fortress faces a number of challenges, as further described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations.”

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and hybrid funds. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Hybrid funds share certain of the characteristics of both private equity and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2009, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $14.6 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.3 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Hybrid Funds — a business that manages approximately $12.9 billion of AUM comprised of two business segments: (i) hybrid hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities, on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

In addition, we treat our principal investments in these funds as a distinct business segment.

Principal Sources of Revenue

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

The following table provides the management fees and incentive income from Fortress Funds, on a segment reporting basis, of each of our core businesses for the previous three fiscal years (in thousands):

	2009	2008	2007
Private Equity
Funds
Management Fees	$131,470	$162,891	$127,490
Incentive Income (A)	36,506	(94,719)	275,254

Castles
Management Fees	50,362	54,102	49,661
Incentive Income	—	12	39,490

Liquid Hedge Funds
Management Fees	79,368	217,575	158,882
Incentive Income	14,195	17,658	199,283

Hybrid Funds
Hedge Funds
Management Fees	122,759	147,823	129,516
Incentive Income	1,960	13,609	97,465

PE Funds
Management Fees	39,849	15,300	4,449
Incentive Income	22,792	412	—
(A) 2008 amount is net of a reserve for future clawback.

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues on an unconsolidated basis for each of the periods presented. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Private Equity Funds

Fortress Investment Funds

Our private equity business is made up primarily of a series of funds named the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees of 1% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital (or NAV, if lower), and may decrease in later periods. We also generally earn a 20% share of the profits on each realized investment in a fund — our incentive income —subject to the fund’s achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

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

Liquid Hedge Funds

Overview

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

Fortress Macro Funds

The Fortress Macro Funds, and Fortress’s prior macro-strategy funds, the Drawbridge Global Macro Funds, apply an investment process based on macroeconomic fundamental, market momentum and technical analyses to identify strategies offering a favorable risk-return profile. The funds’ investment strategies are premised on the belief that imbalances in various financial markets are created from time to time by the influence of economic, political and capital flow factors. Directional and relative value strategies are applied to exploit these conditions. The funds have the flexibility to allocate capital dynamically across a wide range of global strategies, markets and instruments as opportunities change, and are designed to take advantage of a wide variety of sources of market, economic and pricing data to generate trading ideas.

The funds invest primarily in major developed markets; they also invest in emerging markets if market conditions present opportunities for attractive returns. Overall, the funds pursue global macro directional and relative value strategies, although capital is allocated within the funds to particular strategies to provide incremental returns and diversity.

Management fees are charged based on the AUM of the Fortress Macro Funds at a rate between 1.5% and 2% annually, depending on the investment and liquidity terms elected by investors. We generally earn incentive income of either 15% or 20% of the fund’s profits, generally payable annually, depending on the investment and liquidity terms elected by investors, and subject to achieving cumulative positive returns since the prior incentive income payment. In other words, an incentive income payment establishes a “high water mark” such that the fund must earn a cumulative positive return from that point forward in order for Fortress to earn additional incentive income. Investors in the Fortress Macro Funds may invest with the right to redeem without paying any redemption fee either quarterly, or annually after three years. Some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Commodities Fund

This fund’s principal investment objective is to seek a superior total return on its assets by executing a directional investment strategy in the global commodity and equity markets. This fund seeks to identify optimal risk-adjusted strategies by assessing opportunities along various points of the relevant commodity and equity supply chains. This fund expects to invest across multiple sectors within the commodity asset class ranging from energy to metals to agriculture and within the cyclical, industrial, and commodity equity universe.

Hybrid Funds

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

The funds are able to invest in a wide array of financial instruments, ranging from assets, opportunistic lending situations and securities throughout the capital structure with a value orientation. All of these investments are based on fundamental bottom up analysis and are typically event driven. The funds’ diverse and situation-specific investments require significant infrastructure and asset management experience to fully realize value. We have developed a substantial asset management infrastructure with expertise in managing the funds’ investments in order to be able to maximize the net present value of investments on a monthly basis.

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

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate equal to 2% annually, payable quarterly in advance. We generally earn incentive income of 20% of the fund’s profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than paying out redemption requests immediately, the fund may elect to pay out redeeming investors as and when the particular investments held by the fund at the time of redemption are realized.

Fortress Partners Funds

The Fortress Partners Funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third parties with whom we have relationships. Our endowment strategy funds are designed to blend our direct bottom up investing style with third party managers to create excellent risk adjusted returns with an emphasis on capital preservation.

Hybrid PE Funds

Our hybrid PE funds are comprised of families of funds as described below. They generally have fee structures similar to the Fortress Investment Funds.

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

Long Dated Value Funds

In addition to our Fortress Investment Fund family of funds, we introduced a pioneering private equity fund product — the Long Dated Value family of funds — which focuses on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing. We believe that these investments provide the potential for significant capital appreciation over the long term.

The Long Dated Value Funds are generally similar in structure to the Fortress Investment Funds, including in terms of fees payable to us, except that the funds have an investment life of 25 years, reflecting the funds’ longer-term investment profiles. In addition, incentive income is distributed to us after all of a fund’s invested capital has been returned, rather than as each investment is realized.

Real Assets Funds

Fortress established the Real Assets Funds in 2007 seeking to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds focuses on direct investments in four principal investment categories—real estate, capital assets, natural resources and intellectual property—but also may include indirect investments in the form of interests in real estate investment trusts (“REITs”), master limited partnerships, corporate securities, debt securities and debt obligations—including those that provide equity upside—as well as options, royalties, residuals and other call rights that provide these funds with the potential for significant capital appreciation. The investments are located primarily in North America and Western Europe, but may also include opportunities in Australia, Asia and elsewhere on an opportunistic basis.

Asia Fund

Fortress believes that we are in the beginning of a cycle in Japan which will be characterized by low prices for real estate-related investments. We launched the Fortress Japan Opportunity Funds in mid-2009 to take advantage of the significant distressed opportunities that have emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The Funds will primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments.

Competition

The investment management industry is intensely competitive, and we expect the competition to intensify in the future. We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies, divesting our investments and making other investments. Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments or bid more aggressively than we bid for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital, as we are currently experiencing. Lastly, the market for qualified investment professionals is intensely competitive. Our ability to continue to compete effectively will depend upon our ability to attract, retain and motivate our employees.

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

Over the past two years, the U.S. government has taken a number of steps to attempt to stabilize the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). Members of Congress are also currently evaluating an array of other measures and programs that purport to help improve U.S. financial and market conditions. While conditions appear to have improved relative to the depths of the global financial crisis, it is not clear whether this improvement is real or will last for a significant period of time. Moreover, it is not clear what impact the government’s future plans to improve the global economy and financial markets will have on our business. To date, we have not benefited in a direct, material way from any government programs, and we may not derive any meaningful benefit from these programs in the future. If any of our competitors are able to benefit from these programs, they may gain a competitive advantage over us. In addition, the government may decide to implement these programs in unanticipated ways that have a more direct impact on our funds or our businesses. For example, the government may decide that it will not purchase or finance certain types of loans or securities, which may adversely affect the price of those securities. If we own such securities in our funds, such price impacts may have an adverse impact on the liquidity and/or performance of such funds.

Risks Related To Our Business

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

Our current credit agreement contains a number of restrictive covenants and requires significant amortization payments over the next several years, which collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The terms of our credit agreement impose significant operating and financial restrictions on us. Our current credit agreement includes financial covenants that we:

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

A failure by us to comply with the covenants or amortization requirements – or upon the occurrence of other defaults or events of default—specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit agreement were to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition. For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “–Debt Obligations,” and “–Covenants.”

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

The principals have also entered into an agreement among themselves, which provides that, in the event a principal voluntarily terminates his employment with us for any reason prior to February 2012, the principal may be required to forfeit a portion of his equity interests in Fortress to the other principals who continue to be employed by Fortress. However, this agreement may be amended by the principals who are then employed by Fortress. We and our shareholders have no ability to enforce any provision of this agreement or to prevent the principals from amending the agreement or waiving any of its obligations.

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

The loss or inability of Mr. Briger to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss or inability of Mr. Briger to perform his services or devote an appropriate portion of his business time to the long dated value funds for 90 days would (unless approved by a majority of fund investors) prevent some of the Drawbridge long dated value funds from making additional investments. This could have a material adverse effect on such long dated value funds, resulting in us receiving reduced management fees. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our hybrid hedge fund business segment and to the Long Dated Value Funds.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders.

Certain of our funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented substantially all of the compensation those professionals are entitled to receive during the year. If the investment professional’s annual performance is negative, or insufficient to overcome prior negative results, the professional will not be entitled to receive any performance-based compensation for the year. If the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and hybrid PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and hybrid PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or hybrid PE funds result in the generation of less incentive income than might have otherwise been anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or other liquidity needs. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

Our rapid growth in recent years has created significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

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

Daniel Mudd was appointed to the position of Chief Executive Officer, effective August 11, 2009. Mr. Mudd is responsible for Fortress’s day-to-day operations, while the Fortress principals each continue to lead their respective investment businesses and serve on the Board of Directors. Since our founding, the CEO role has been filled by one of the founding principals. With our recent realignment of responsibilities, the integration of a new individual into that role presents various managerial, logistical and administrative risks to our daily operations, and there can be no assurance that we will manage this transition successfully.

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

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice. The termination of certain management agreements or commencement of the dissolution of certain funds would constitute an event of default under our current credit agreement.

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

With respect to our private equity funds formed as registered investment companies, each fund’s investment management agreement must be approved annually by the independent members of such fund’s board of directors and, in certain cases, by its members, as required by law. Termination of these agreements would reduce the fees we earn from the relevant funds.

In addition, investors in any private equity fund or hybrid PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our current credit facility. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

Under the terms of our current credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generates management and incentive fees during the previous twelve months – or which we expect to generate such fees within the next twelve months – in an aggregate amount of at least $25 million, such termination would constitute an event of default. In addition, if any such fund commenced a process to dissolve, liquidate or otherwise wind-up the fund outside the ordinary course of business, such commencement would also constitute an event of default under our current credit agreement. If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund investors if our management of any fund is alleged to constitute gross negligence or willful misconduct. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly relative to their historical high prices (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us. In our liquid hedge funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated our policies, market rules and regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to our reputation and our business.

We are exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In such actions we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Moreover, although we are typically indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. In addition, certain of our consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles. In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on the Fortress balance sheet in consolidation until the time such liability is legally resolved. While these entities generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such liabilities if creditors choose to sue to seek repayment of such liabilities. We also face the risk of litigation from investors in our funds, if we do not comply with, or if an investor claims that we have not complied with, restrictions in such funds’ organizational documents (for example, restrictions on entering into related party transactions). As a general matter, the litigation environment in the investment management business tends to become worse as a result of extreme market volatility such as the 2008-2009 period. We have experienced negative performance during various periods over the past two years (primarily in the second half of 2008) in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

Our liquid hedge funds, our offshore hybrid hedge funds and many of our private equity funds and hybrid PE funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries. In November 2008, our then flagship liquid hedge funds, the Drawbridge Global Macro Funds, temporarily suspended redemptions from the funds due to the heavy volume of redemption requests received during the fourth quarter of 2008. The suspensions were based, in large part, on the need to renegotiate the terms of various financing arrangements to which one or more of the funds were party. In addition, the Drawbridge Global Macro Funds engaged in a significant restructuring of their business, including the bifurcation of the funds’ assets into “liquid” and “illiquid” pools, revisions to certain of the fees charged to the funds’ investors, payment of redemption proceeds in a combination of cash and in-kind distributions in the form of interests in an entity that holds interests in the illiquid pool and allowing non-redeeming investors to exchange their interests in the liquid pool of assets into a newly-formed fund. Since the time of such transactions, the Drawbridge Global Macro Funds have successfully renegotiated the terms of their financing arrangements, lifted the suspension of redemptions and paid cash redemptions for the liquid portion of the redeemed investments (in the amount of $2.1 billion), and have also launched the new fund (Fortress Macro Fund) as of May 1, 2009.

Also, as a public company, we are subject to the risk of investigation or litigation by regulators or our public shareholders arising from an array of possible claims, including investor dissatisfaction with the performance of our businesses or our share price, allegations of misconduct by our officers and directors or claims that we have inappropriately dealt with conflicts of interest or investment allocations. It is also likely that the public company would be brought into any lawsuit that is filed involving any of the fund-related litigation and regulatory risks described above. As with the funds, while the public company maintains insurance, there can be no assurance that its insurance will prove to be adequate. If the public company is required to incur all or a portion of the costs arising out of litigation or investigations, our results of operations could be materially adversely affected. Furthermore, any such litigation or investigation could be protracted, expensive and highly damaging to the public company’s reputation, even if the underlying claims are without merit. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to reputational risk and increased risk from countersuits.

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

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. In addition, we are subject to regulation under the Investment Company Act of 1940, the Securities Exchange Act of 1934, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies in our private equity funds are also publicly traded and/or are subject to significant regulatory oversight from non-financial bodies (such as our senior living and railroad investments). A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country.

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

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect holders of our publicly traded Class A shares. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction against us by regulators could harm our reputation, result in redemptions by investors from our funds and impede our ability to raise additional capital or new funds.

As a result of recent highly-publicized financial scandals as well as the ongoing financial turmoil and government bailout measures, investors, regulators and the general public have exhibited concerns over the integrity of both the U.S. financial markets and the regulatory oversight of these markets. As a result, the regulatory environment in which we operate is subject to heightened scrutiny. With respect to alternative asset management funds, in recent years, there has been debate in both the U.S. and foreign governments about new rules or regulations to be applicable to hedge funds or other alternative investment products. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

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

We may be adversely affected if new or revised legislation or regulations are enacted, or by changes in the interpretation or enforcement of existing rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Such changes could place limitations on the type of investor that can invest in alternative asset funds or on the conditions under which such investors may invest. Further, such changes may limit the scope of investing activities that may be undertaken by alternative asset managers as well as their funds and portfolio companies. For example, the SEC recently instituted a permanent ban on “naked” short sales. In addition, Congress is currently considering imposing new requirements on entities that securitize assets, which could include our Castles or some of our private equity funds. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “–Legislation has been introduced that would, if enacted, preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly traded partnership rules. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis. Any such changes could increase our costs of doing business or materially adversely affect our profitability.”

Congress and foreign regulators have proposed legislation that would require essentially all of our funds to register with the SEC and become subject to full SEC oversight and additional requirements (or, in the case of foreign jurisdictions, would impose a number of other new regulatory requirements), which would increase our costs.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure. In addition, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have historically, from time, to time made advances or loans to, or acquired preferred equity interests in, various of our investment funds. In addition, our principals have sometimes extended similar capital to our funds in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals creates the potential for claims of conflicts of interest by our fund investors.

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

Due to the global economic recession, the general state of distress in the financial markets and the generally weaker returns in the alternative asset management business over the last two years, the alternative asset management industry is generally perceived to be in a state of transition. The industry has been marked over this period by increasing anxiety on the part of institutional fund investors as those investors have suffered from decreasing returns, liquidity pressure, significant volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. Market commentators and analysts have expressed the belief that as the economy begins to recover and such investors begin to increase the pace of new investments, those investors are likely to concentrate their holdings in a smaller overall group of managers that have relatively long-term track records, and that such factors are likely to result in a period of significant industry consolidation, especially in the hedge fund sector. In addition, it is possible that such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our sector.

In the event all or part of this analysis proves true, when trying to raise new capital the Company will be competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of fresh investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

•	investment performance;

•	investors’ liquidity and willingness to invest;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	changing, often attenuated decision making processes used by investors;

•	actual or perceived financial condition, liquidity and stability of the Company;

•	quality of service provided to and duration of relationship with investors;

•	business reputation; and

•	level of fees and expenses charged for services.

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

The due diligence process that we undertake in connection with investments by our investment funds or the public company may not reveal all facts that may be relevant in connection with an investment.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2009 and 2008, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB recently proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, would require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

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

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds and hybrid PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and hybrid PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur, and the current challenging conditions in the financing markets have made it more difficult for potential buyers to finance purchases with third-party funds on favorable terms, thereby reducing the likelihood of investment realizations at favorable prices in the near term. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity fund and hybrid PE fund investments are adjusted for accounting purposes to their net asset value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and hybrid PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and hybrid PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or hybrid PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or hybrid PE funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

The investment performance of our former flagship liquid hedge fund and our flagship hybrid hedge fund, excluding redeeming class investors, are down approximately 3.0% and 8.0%, respectively, as of December 31, 2009, from the date on which such funds last earned incentive income. The related percentage for investors in Drawbridge Global Macro who elected to transfer their investments to the Fortress Macro Funds would be slightly different, based on the relative performance of the funds subsequent to transfer. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors.

In addition, no private equity fund or hybrid PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus any preferred return relating to such fund. The net asset values of some of these funds, as of December 31, 2009, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. The aggregate amount by which these amounts for all such private equity funds exceeded the funds’ respective net asset values as of December 31, 2009 was approximately $9.3 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $75 million revolving credit facility and a $397.8 million term loan facility. As of December 31, 2009, we had a $397.8 million term loan outstanding and nothing outstanding under our revolving credit facility ($8.8 million of letters of credit were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7.2 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Moreover, with respect to the historical performance of our funds:

•

the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise, in part because the market conditions during previous periods were significantly more favorable for generating positive performance, particularly in our private equity business, than the market conditions we have experienced for the last two years and may continue to experience for the foreseeable future;

•	the performance of a number of our funds which is calculated on the basis of net asset value of the funds’ investments, reflects unrealized gains that may never be realized;

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2009, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $28.0 million, of which $11.0 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $3.4 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and hybrid PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests for a total of $2.2 billion and $5.5 billion during 2009 and 2008, respectively, and our hybrid hedge funds received redemption requests for $1.5 billion and $1.5 billion during 2009 and 2008, respectively. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or hybrid PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and hybrid PE funds. If all of our existing private equity funds and hybrid PE funds were liquidated at their NAV as of December 31, 2009, the cumulative clawback obligation to investors in these funds would be approximately $61.2 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

In addition, we may be unable – as a result of poor performance of previous funds or other issues — to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be challenging, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate have deteriorated and in the future may further deteriorate because of many factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, further deterioration in the credit and finance markets, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments, a frequent scarcity of attractive financing, the need to invest additional capital into existing investments or to satisfy the terms of financing agreements and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including travel, leisure, real estate, gaming and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees. A significant number of our portfolio companies in our private equity funds have material indebtedness which needs to be periodically paid down or refinanced (including some which have maturity dates within the next 12 months) and some of which contains financial covenants. If the credit markets continue to experience material stress for a prolonged period, such companies may have difficulty refinancing such indebtedness or may breach financial or operating covenants in their credit agreements, which could result in an event of default or bankruptcy at the portfolio company level. Such events would result in a material diminution in value of our funds’ investment in such company and would likely have a reputational impact on us as an investment manager. In some cases our private equity funds have guaranteed debt of their portfolio companies, and if such guarantees are called upon in the event that the applicable portfolio company defaults on its debt, payment of amounts due under the guarantee could have a material negative impact on the fund’s financial condition.

The challenging market conditions that we have been experiencing has adversely affected our operating performance in a number of ways, and if the downturn continues, it may cause our revenue, results of operations and financial condition to further decline by causing:

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

Changes in the debt financing markets may negatively impact the ability of our investment funds and their portfolio companies to obtain attractive financing or refinancing for their investments, and may increase the cost of such financing if it is obtained, leading to lower-yielding investments and potentially decreasing our incentive income.

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

We and our funds are subject to counterparty default and concentration risks

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received a total of $2.2 billion and $5.5 billion in redemption requests, including affiliates, for the fiscal years ended December 31, 2009 and 2008, respectively. Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are generally paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those hybrid hedge funds totaled approximately $1.5 billion and $1.5 billion for the 2009 and 2008 notice dates, respectively.

In addition, the investors in our private equity, hybrid PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material negative effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

The hedge fund industry was especially volatile during 2008, and our and other hedge funds may face significant volatility, redemptions and liquidity issues in the future.

During 2008, market conditions negatively affected the hedge fund industry. Challenging market conditions made it difficult to produce positive returns, and a significant number of hedge funds posted negative results during that period. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, prompted relatively high levels of investor redemptions at a time when many funds may not have had sufficient liquidity to satisfy some or all of their investor redemption requests. While conditions generally improved during 2009, conditions could deteriorate in the future to levels similar to or worse than the conditions experienced during 2008.

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

If conditions deteriorate, many funds may face additional redemption requests, which would exacerbate the liquidity pressures on the affected funds. If they cannot satisfy their current and future redemption requests, they may be forced to sell assets at distressed prices or cease operations. Various measures taken by funds to improve their liquidity profile (such as the implementation of “gates” or the suspension of redemptions) that reduce the amounts that would otherwise be paid out in response to redemption requests may have the affect of incentivizing investors to “gross up” or increase the size of the future redemption request they make, thereby exacerbating the cycle of redemptions. The liquidity issues for such funds are often further exacerbated by their fee structures, as a decrease in AUM decreases their management fees. We cannot predict the effect that any conditions affecting the hedge fund industry may have on our funds. For additional information on the impact of market conditions on our hedge funds, see “Risks Related to Our Funds.”

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the length of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a tremendous number of mortgage-backed securities and other investments, including investments held by a number of our funds. As a result, such loan modifications are negatively affecting the business, results of operations and financial condition of some of our funds. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify their loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and funds that have exposure to this market.

In addition, these investments could subject our private equity, hybrid and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation

If our risk management systems for our hedge fund business are ineffective, we may be exposed to material unanticipated losses.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the U.S., and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

While being engaged as investment manager of existing third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such investment opportunity. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liability for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. Being engaged as investment manager may require us to invest significant capital and other resources, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. If we include the financial performance of funds for which we have been engaged as the investment manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

In addition, the shareholders agreement among us and the principals provides the principals, who are then employed by the Fortress Operating Group and who hold shares representing greater than 50% of the total combined voting power of all shares held by such principals, so long as the principals and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A and Class B shares, with approval rights over a variety of significant corporate actions, including:

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the fourth quarter of 2009. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our current credit agreement, our ability to pay dividends is restricted by the amortization requirements in our credit agreement and the requirement that we use 75%, or, in certain circumstances, 50%, of our free cash flow (as defined in the agreement) to make amortization payments. Under our current credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2009, we had 453,259,107 outstanding Class A shares on a fully diluted basis, 51,630,865 restricted Class A share units granted to employees and affiliates (net of forfeitures), 216,367 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 63,152,768 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 22% of the 51,630,865 restricted Class A share units granted to Fortress employees and affiliates will vest on January 1, 2010, and become eligible for resale by the holders, with a similar percentage vesting on each of the three succeeding anniversaries of that date. We anticipate that approximately 45% of such shares will be sold into the market during the six month period ending June 30, 2010 in order to fund tax withholding obligations. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of

(x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2010, the number of shares reserved for issuance pursuant to this calculation increased by 4,868,553 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Our principals beneficially own all of our Class B shares. The principals’ Class B shares represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals’ control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.

In December 2009, the U.S. House of Representatives passed H.R. 4213, the Tax Extenders Act of 2009. That proposed legislation contains a provision that, if enacted, would have the effect of treating income recognized from “carried interests” as ordinary income. While the proposed legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10-year transition period before such income would become nonqualifying income. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions on a tax free basis and acquiring other asset management companies on a tax free basis. The proposed legislation may also increase the ordinary income portion of any gain realized from the sale or other disposition of a Class A Share.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices of our affiliates:

Location	Lessee	Square Footage	Lease Expiration	Current Annual Rent
				(thousands)
New York	Fortress	168,321	Dec-2016	$10,346

Other
Atlanta	Fortress	205	May-2010	10
Berlin	Fortress	1,753	Jan-2014	44
Charlotte	Fortress	1,828	Dec-2011	48
Cologne	Fortress	2,271	Jan-2014	38
Dallas	Fortress	12,430	Apr-2012	255
Frankfurt	Fortress and Fortress Fund	12,756	Sep-2014	593
Hong Kong	Fortress	280	Jun-2010	51
London	Fortress	19,179	May-2017	2,839
Los Angeles	Fortress	5,632	May-2012	424
Munich	Fortress	2,390	Jan-2014	55
New Canaan	Fortress	3,356	Jan-2013	168
San Diego	Fortress	6,207	Sep-2010	170
Shanghai	Fortress	6,700	Mar-2011	432
Sydney	Fortress	4,058	Dec-2013	331
Tokyo	Fortress	6,149	Nov-2010	1,328
Toronto	Fortress	8,535	Aug-2010	313
Temporary Space	Fortress and Fortress Fund	353	Various	38
Disaster Recovery	Fortress	n/a	Dec-2010	790

Total Other		94,082		7,927

Total		262,403		$18,273

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our industry is generally subject to scrutiny by government regulators, which could result in litigation related to regulatory compliance matters. As a result, we maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We believe that the cost of defending any pending or future litigation or challenging any pending or future regulatory compliance matter will not have a material adverse effect on our business. However, increased regulatory scrutiny of hedge fund trading activities combined with extensive trading in our liquid hedge funds may cause us to re-examine our beliefs regarding the likelihood that potential investigation and defense-related costs could have a material adverse effect on our business.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A shares have been listed and are traded on the New York Stock Exchange (“NYSE”) under the symbol “FIG” since our initial public offering in February 2007. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our Class A shares and the dividends per share we declared with respect to the periods indicated.

	High	Low	Last Sale	Dividends Declared
2009
First Quarter	$3.40	$1.02	$2.51	$—
Second Quarter	$8.30	$2.03	$3.42	$—
Third Quarter	$5.96	$2.61	$5.20	$—
Fourth Quarter	$5.85	$3.85	$4.45	$—

2008
First Quarter	$16.58	$9.50	$12.28	$0.2250
Second Quarter	$16.00	$11.69	$12.32	$0.2250
Third Quarter	$13.85	$8.38	$10.50	$—
Fourth Quarter	$10.47	$0.77	$1.00	$—

No assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. The amount of dividends we are able to pay is limited by the debt covenants and amortization payments required under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Covenants.” Furthermore, as described in such section under “– Market Considerations,” we have not paid quarterly dividends on our Class A shares since the middle of 2008.

On February 24, 2010, the closing price for our Class A shares, as reported on the NYSE, was $4.19. As of February 24, 2010, there were approximately 30 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6.	Selected Financial and Operating Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from our audited historical consolidated and combined financial statements.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share data)
Operating Data
Revenues
Management fees and incentive income from affiliates and other revenues	$584,095	$731,800	$926,985	$410,815	$284,313
Interest and dividend income - investment company holdings	—	—	309,030	1,110,489	759,086

	584,095	731,800	1,236,015	1,521,304	1,043,399

Expenses	1,583,836	1,530,353	1,787,043	1,117,283	685,229

Other Income (Loss)
Gains (losses) - investment company holdings	—	—	(647,477)	6,594,029	2,903,978
Gains (losses) - other investments	25,373	(58,305)	(109,160)	173,641	37,181
Tax receivable agreement liability reduction	(55)	55,115	—	—	—
Earnings (losses) from equity method investees	60,281	(304,180)	(61,674)	5,039	10,465

	85,599	(307,370)	(818,311)	6,772,709	2,951,624

Income (loss) before deferred incentive income and income taxes	(914,142)	(1,105,923)	(1,369,339)	7,176,730	3,309,794
Deferred incentive income	—	—	307,034	(1,066,137)	(444,567)

Income (loss) before income taxes	(914,142)	(1,105,923)	(1,062,305)	6,110,593	2,865,227
Income tax benefit (expense)	5,000	(115,163)	5,632	(12,525)	(9,625)

Net Income (Loss)	$(909,142)	$(1,221,086)	$(1,056,673)	$6,098,068	$2,855,602

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries (A)	$(654,527)	$(898,798)	$(996,870)	$5,655,184	$2,662,926

Net Income (Loss) Attributable to Class A Shareholders (B)	$(254,615)	$(322,288)	$(59,803)	$442,884	$192,676

Dividends declared per Class A share	$—	$0.4500	$0.8424

			Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit			$0.36	$1.21	$0.52

Weighted average number of Fortress Operating Group units outstanding			367,143,000	367,143,000	367,143,000

			Jan 17 through Dec 31
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(2.08)	$(3.50)	$(2.14)

Net income (loss) per Class A share, diluted	$(2.08)	$(3.50)	$(2.14)

Weighted average number of Class A shares outstanding, basic	125,740,897	94,934,487	92,214,827

Weighted average number of Class A shares outstanding, diluted	125,740,897	94,934,487	92,214,827

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Investment company holdings, at fair value	$—	$—	$—	$21,944,596	$10,582,109
Other investments	867,215	774,421	1,107,919	176,833	451,489
Cash, cash equivalents and restricted cash	197,099	263,337	100,409	625,205	288,363
Total assets	1,660,267	1,577,735	1,989,781	23,682,573	11,863,938
Debt obligations payable	397,825	729,041	535,000	3,306,609	2,250,433
Deferred incentive income	160,097	163,635	173,561	1,648,782	585,864
Total liabilities	1,060,953	1,423,715	1,491,633	5,692,157	3,343,262
Shareholders’/members’ equity, including accumulated other comprehensive income (loss) (B)	261,217	82,558	190,125	121,521	123,509
Principals’ and others’ interests in equity of consolidated subsidiaries (A)	338,097	71,462	308,023	17,868,895	8,397,167
Total Equity	599,314	154,020	498,148	17,990,416	8,520,676

(A)	For the years ended December 31, 2005 and 2006, prior to the issuance of the Class A shares, this amount does not include the Principals’ interests.
(B)	For the years ended December 31, 2005 and 2006, prior to the issuance of the Class A shares, this amount represents the Principals’ interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(tables in thousands except as otherwise indicated and per share data)

The following discussion should be read in conjunction with Fortress Investment Group’s consolidated and combined financial statements and the related notes (referred to as “consolidated financial statements” or “historical consolidated financial statements”) included within the Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in Part I, Item 1A, “Risk Factors” and elsewhere in the Annual Report on Form 10-K.

During the first quarter of 2007, we consummated a number of significant transactions, including the Nomura transaction, the formation transactions, our initial public offering, and the deconsolidation of a number of Fortress Funds. The deconsolidation of the Fortress Funds has had significant effects on many of the items within our financial statements but had no net effect on net income attributable to Fortress’s Class A shareholders or on the equity of such shareholders. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the year ended December 31, 2007 are presented including these funds on a consolidated basis for the period prior to deconsolidation. The pro forma effects of the deconsolidation on these financial statements are described in Note 13 to Part II, Item 8, “Financial Statements and Supplementary Data – Pro Forma Financial Information (Unaudited).”

General

Our Business

Fortress is a leading global alternative asset manager with approximately $31.8 billion in AUM as of December 31, 2009. We raise, invest and manage private equity funds, liquid hedge funds and hybrid funds. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income (loss) from our principal investments in those funds. We invest capital in each of our businesses.

As of December 31, 2009, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $14.6 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.3 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Hybrid Funds — a business that manages approximately $12.9 billion of AUM comprised of two business segments: (i) hybrid hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) hybrid private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

In addition, we treat our principal investments in these funds as a distinct business segment.

Balance Sheet

Our assets consist primarily of the following:

i.	Investments in our funds, recorded generally based on our share of the funds’ underlying net asset value, which in turn is based on the estimated fair value of the funds’ investments.

ii.	Cash.

iii.	Amounts due from our funds for fees and reimbursements.

iv.	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible – it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility.

2)	Accrued compensation, generally payable to employees shortly after year-end.

3)	Amounts due to our Principals under the tax receivable agreement. These amounts partially offset the deferred tax assets and do not become payable to Principals until the related future tax benefits are realized.

4)	Deferred incentive income, which is incentive income that we have already received in cash but is subject to contingencies and may have to be returned (“clawed back”) to the respective funds if certain performance hurdles are not met.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectability of receivables.

4)	Current amounts due under our credit facility.

5)	Other current liabilities, primarily accrued compensation.

6)	Debt covenants, including the ratio of investment assets to debt.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues consist primarily of the following:

1)	Fees and reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds’ performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash.

2)	Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Principals agreement compensation, which has no economic effect on us and is not considered by management in assessing our performance.

4)	Other general and administrative expenses and interest.

5)	Taxes.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid private equity (“PE”) funds, and (vi) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on the varying strategies of the funds we manage in each segment.

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

Market Considerations

Our revenues consist primarily of (i) management fees based generally on the size of our funds, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues – both at Fortress and within our funds – depends on our ability to retain existing investors, attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns. Our ability to execute this investment strategy depends upon a number of market conditions, including:

The strength and liquidity of U.S. and global financial institutions and the financial system.

While market conditions in the United States and abroad have generally improved over the last several months, it is not clear whether any recovery will occur or for how long it will last. Concerning developments in the global capital markets during the first two months of 2010 have renewed concerns among many market participations about the health of the financial markets and the financial institutions that participate in these markets. We and other market participants face uncertain conditions, a reduced universe of counterparties (and attendant increased counterparty risk) and continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures. If market conditions remain challenging or deteriorate in the future – particularly if there is another failure of one or more major financial institutions or another severe contraction of available debt or equity capital, this development would negatively impact Fortress or one or more of our funds.

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

Although equity and debt market conditions had been favorable for a number of years, the debt market conditions began to deteriorate in mid-2007, as the United States experienced considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been essentially shut down or severely impaired since that time. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption.

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Equity market conditions have shown initial signs of stabilizing during most of 2009, and we were able to successfully access the equity markets in the United States and abroad during 2009 (including, for example, our IPO of Rail America in late 2009). That said, the U.S. and global equity markets remain constricted, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The current market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have begun to recently improve, there currently is less debt and equity capital available in the market relative to the levels available in recent years, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which in turn impacts our management fees, incentive income and investment income as described below. In recent months, such values have rebounded, but have not increased to their historical levels.

•

There has been a prolonged reduction in market trading activity in certain market sectors. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents, and in difficulty in obtaining price quotes for less actively traded instruments.

•

The market prices of the investments held by our private equity funds and hybrid PE funds in public companies have decreased substantially from their high values, but have rebounded meaningfully in 2009. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we successfully executed an IPO of one of our private equity portfolio companies in October 2009, the overall volume of IPO transactions (particularly of private equity-backed companies) has continued to be significantly lower than in prior years and execution risk for such transactions remains higher.

•

These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry. A number of our funds have been affected by this trend in prior periods, but this trend decelerated somewhat in 2009.

•	As a result of the above factors:

•

We did not pay a dividend on our Class A shares from the third quarter of 2008 through the fourth quarter of 2009. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the twelve months ended December 31, 2009, we have taken $83.6 million of impairments and net reserves, including reversals of prior reserves, related to such funds for distributable earnings purposes. While we expect aggregate returns on our other private equity fund investments to ultimately exceed their carrying amount, if such funds were liquidated at their current NAV (although we have no present intention of doing so), the result would be additional impairment and reserves of approximately $1.0 million. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees in prior periods, although we have recorded net GAAP income from such investments in 2009. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid hedge funds received a total of $2.2 billion in redemption requests, including affiliates, for the twelve months ended December 31, 2009. These redemptions will directly impact the management fees we receive in 2010 from such funds (which pay management fees of between 1.5% - 2% of AUM). Investors in our hybrid hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009, such returns of capital are generally being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future capital return requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for the hybrid hedge funds totaled approximately $1.5 billion for the twelve months ended December 31, 2009.

•

As a result of not meeting the incentive income thresholds with respect to a majority of such funds’ current investors, incentive income from a substantial portion of the capital invested in our liquid and hybrid hedge funds has been indefinitely postponed. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We did not earn a substantial amount of incentive income in 2009. The investment performance of our former flagship liquid hedge fund and our flagship hybrid hedge fund, excluding redeeming class investors, are down approximately 3.0% and 8.0%, respectively, as of December 31, 2009, from the date on which such funds last earned incentive income. Management expects that, if recent fund performance continues, there is a potential to earn incentive income from our liquid hedge funds and, to a lesser extent, from our hybrid hedge funds in 2010.

•

During 2008 and 2009, the public company was more focused on preserving capital and liquidity at the public company level than on making investments at the public company level. As market conditions, as well as the company’s liquidity and leverage levels, improved during 2009, the company has renewed efforts to explore making investments at the public company level. On February 16, 2010, the public company announced that certain of its consolidated affiliates have agreed to acquire Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for $21 million (subject to certain adjustments), with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. Logan Circle is a fixed income asset manager with approximately $12 billion in assets under management as of December 31, 2009. The closing of the transaction is currently anticipated to occur by the end of the second quarter of 2010 and is subject to customary approvals.

•	Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rate and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in the past years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Although spreads over the past two years have been volatile, they have widened significantly from levels prior to the challenging market conditions. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the past several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) have increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have recently reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis.

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

Market Considerations Summary

While short-term disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if current challenging conditions persist or intensify, or if generally improving conditions in our market reverse.

We do not currently know the full extent to which this continued uncertainty will affect us or the markets in which we operate. If the challenging conditions continue, or result in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with debt covenants and obtaining investment financing and making investments on attractive terms. However, to date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns in distressed and other asset classes are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

Effective March 31, 2007, we deconsolidated our Fortress Funds and, subsequent to this transaction, our results of operations are presented on a deconsolidated basis. To provide better insight and understanding of our results of operations based on our current structure, and a better comparative basis, the following tables compare our results of operations for the years ended December 31, 2009 and 2008 and our pro forma results of operations for the year ended December 31, 2007 on a deconsolidated basis. The pro forma results will be the basis of the discussion summarizing the changes in our results of operations for the year ended December 31, 2007. On a GAAP basis, excluding pro forma adjustments, we had broad decreases across all of our financial statement line items from 2007 to 2008 as a result of the deconsolidation.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Variance
Revenues
Management fees from affiliates	$433,501	$593,007	$(159,506)
Incentive income from affiliates	50,900	56,588	(5,688)
Expense reimbursements from affiliates	85,186	52,627	32,559
Other revenues	14,508	29,578	(15,070)

	584,095	731,800	(147,705)

Expenses
Interest expense	24,271	40,140	(15,869)
Compensation and benefits	504,645	440,659	63,986
Principals agreement compensation	952,077	954,685	(2,608)
General, administrative and other (including depreciation and amortization)	102,843	94,869	7,974

	1,583,836	1,530,353	53,483

Other Income (Loss)
Gains (losses) - direct investments	25,373	(58,305)	83,678
Tax receivable agreement liability reduction	(55)	55,115	(55,170)
Earnings (losses) from equity method investees	60,281	(304,180)	364,461

	85,599	(307,370)	392,969

Income (Loss) Before Income Taxes	(914,142)	(1,105,923)	191,781
Income tax benefit (expense)	5,000	(115,163)	120,163

Net Income (Loss)	(909,142)	(1,221,086)	311,944

	Year Ended December 31, 2008	Year Ended December 31, 2007			Variance
		Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$593,007	$414,166	$53,072	$467,238	$125,769
Incentive income from affiliates	56,588	442,892	211,682	654,574	(597,986)
Expense reimbursements from affiliates	52,627	48,191	(3,232)	44,959	7,668
Other revenues	29,578	21,736	—	21,736	7,842
Interest and dividend income - investment company holdings	—	309,030	(309,030)	—	—

	731,800	1,236,015	(47,508)	1,188,507	(456,707)

Expenses
Interest expense	40,140	166,933	(132,620)	34,313	5,827
Compensation and benefits	440,659	658,815	(9,805)	649,010	(208,351)
Principals agreement compensation	954,685	852,956	—	852,956	101,729
General, administrative and other (including depreciation and amortization)	94,869	108,339	(22,024)	86,315	8,554

	1,530,353	1,787,043	(164,449)	1,622,594	(92,241)

Other Income (Loss)
Gains (losses) - investment company holdings	—	(647,477)	647,477	—	—
Gains (losses) - other investments	(58,305)	(109,160)	—	(109,160)	50,855
Tax receivable agreement liability reduction	55,115	—	—	—	55,115
Earnings (losses) from equity method investees	(304,180)	(61,674)	3,231	(58,443)	(245,737)

	(307,370)	(818,311)	650,708	(167,603)	(139,767)

Income (Loss) Before Deferred Incentive Income and Income Taxes	(1,105,923)	(1,369,339)	767,649	(601,690)	(504,233)
Deferred incentive income	—	307,034	(307,034)	—	—

Income (Loss) Before Income Taxes	(1,105,923)	(1,062,305)	460,615	(601,690)	(504,233)
Income tax benefit (expense)	(115,163)	5,632	—	5,632	(120,795)

Net Income (Loss)	$(1,221,086)	$(1,056,673)	$460,615	$(596,058)	$(625,028)

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Fee Paying Assets Under Management

We measure AUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. As a result of raising new private equity funds and hybrid PE funds with sizeable capital commitments, raising capital for our Castles, capital acquisitions, and increases in the NAVs of our hedge funds from new investor capital and their retained profits, our AUM has increased over the periods discussed. Recently, lower performance in our funds coupled with redemptions in our liquid hedge funds have caused offsetting reductions in our AUM.

Our AUM has changed over these periods as follows (in millions):

	Private Equity		Liquid Hedge Funds	Hybrid Funds		Total
	Funds	Castles		Hedge Funds	PE Funds
2007
AUM January 1, 2007	$7,216	$2,865	$5,105	$5,655	$324	$21,165
Capital raised (A)	3,996	259	2,651	2,309	82	9,297
Capital acquisitions	—	—	—	—	—	—
Increase in invested capital	3,947	—	—	—	275	4,222
Redemptions	—	—	(381)	(53)	—	(434)
Return of capital distributions	(847)	—	—	(16)	(46)	(909)
Adjustment for reset date (C)	(1,367)	—	—	—	—	(1,367)
Crystallized incentive income (D)	—	—	(231)	(134)	—	(365)
Income (loss) and foreign exchange (E)	(302)	204	984	435	—	1,321

AUM December 31, 2007	$12,643	$3,328	$8,128	$8,196	$635	$32,930

2008
Capital raised (A)	745	—	2,827	1,385	167	5,124
Capital acquisitions	—	—	—	—	—	—
Increase in invested capital	1,804	—	—	27	2,599	4,430
Redemptions (B)	—	—	(1,804)	(471)	—	(2,275)
Return of capital distributions	(366)	(28)	—	(13)	(514)	(921)
Adjustment for reset date (C)	—	—	—	—	—	—
Equity buyback (F)	—	(31)	—	—	—	(31)
Crystallized incentive income (D)	—	—	(15)	(95)	—	(110)
Income (loss) and foreign exchange (E)	(4,519)	(87)	(1,967)	(2,535)	(585)	(9,693)

AUM December 31, 2008	$10,307	$3,182	$7,169	$6,494	$2,302	$29,454

2009
Capital raised (A)	—	—	704	—	614	1,318
Capital acquisitions	—	—	—	3,310	—	3,310
Increase in invested capital	79	—	1	2	1,266	1,348
Redemptions (B)	—	—	(4,481)	(726)	—	(5,207)
Return of capital distributions	(170)	—	—	(36)	(1,476)	(1,682)
Adjustment for reset date (C)	—	—	—	—	—	—
Crystallized incentive income (D)	—	—	(7)	—	—	(7)
Income (loss) and foreign exchange (E)	1,128	50	911	498	641	3,228

AUM December 31, 2009	$11,344	$3,232	$4,297	$9,542	$3,347	$31,762

(A)	Includes offerings of shares by the Castles.
(B)	Excludes redemptions which reduced AUM subsequent to December 31, 2009. See “– Market Considerations” above.
(C)	The reset date is the date on which a private equity fund or hybrid PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.
(D)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.
(E)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.
(F)	Represents the buyback of shares by Eurocastle.

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

Management Fees

Changes in average AUM have an effect on our management fee revenues. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM				Returns (A)
				December 31,				Inception to December 31,
Name of Fund	Inception Date		Maturity Date (G)	2009	2008	2007		2009	2008	2007
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		Apr-10	$—	$36	$58		25.9%	25.8%	27.7%
Fund II	Jul-02		Feb-13	328	328	143		37.0%	35.0%	48.1%
Fund III	Sep-04		Jan-15	1,264	803	1,349		1.0%	(16.2)%	19.5%
Fund III Coinvestment	Nov-04		Jan-15	124	112	208		0.3%	(9.3)%	21.5%
Fund IV	Mar-06		Jan-17	2,262	1,893	2,647		(11.5)%	(21.4)%	(5.8)%
Fund IV Coinvestment	Apr-06		Jan-17	501	441	677		(14.0)%	(20.5)%	2.1%
Fund V	May-07		Feb-18	3,963	4,000	4,000		(C )	(C )	(C )
Fund V Coinvestment	Jul-07		Feb-18	935	878	252		(C )	(C )	(C )
FRID	Mar-05		Apr-15	476	260	860		(11.2)%	(28.9)%	0.6%
FECI	Jun-07		Jun-17	532	532	520		(11.1)%	(7.9)%	(21.7)%
GAGACQ Coinvestment Fund	Sep-04		Permanent	—	9	25		22.2%	15.8%	43.2%
RIC Coinvestment Fund LP	Mar-06		May-16	110	34	171		(16.1)%	(47.0)%	(12.4)%
FICO	Aug-06		Jan-17	39	113	556		(100.0)%	(64.6)%	(7.8)%
FHIF	Dec-06		Jan-17	699	772	1,031		(11.6)%	(12.1)%	0.1%

							Returns (A)
							Inception to Date (B)	2009	2008	2007
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13	111	97	—	(19.8)%	19.4%	(C )	N/A

Private Equity—Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,165	1,165	1,193	N/A	N/A	N/A	(8.1)%
Eurocastle Investment Limited	Oct-03		Permanent	2,067	2,017	2,135	N/A	(12.1)%	3.6%	12.7%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		Redeemable	1,429	6,087	8,104	10.1%	24.2%	(21.9)%	12.7%
Fortress Macro Funds	May-09		Redeemable	1,858	—	—	15.0%	9.8%	N/A	N/A
Fortress Commodities Funds	Jan-08		Redeemable	882	1,068	—	7.1%	7.3%	6.8%	N/A

Hybrid Hedge Funds
Drawbridge Special Opportunities Fund LP (D)	Aug-02		PE style redemption	4,592	4,430	5,720	8.4%	25.0%	(26.4)%	10.0%
Drawbridge Special Opportunities Fund LTD (D)	Aug-02		PE style redemption	549	446	714	8.3%	30.0%	(29.4)%	11.5%
Fortress Partners Fund LP	Jul-06		Redeemable	1,036	858	1,152	(1.3)%	16.7%	(33.0)%	9.3%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	834	672	555	(0.7)%	18.9%	(25.3)%	7.5%
Value Recovery Funds and related assets	(E	)	Non- redeemable	2,463	—	—	(E )	(E )	(E )	(E )

								Returns (A)
								Inception to December 31,
								2009	2008	2007
Hybrid PE Funds
Credit Opportunities Fund	Jan-08		Oct-20	1,557	1,235	—		29.6%	(C )	N/A
Credit Opportunities Fund II	Jul-09		Jul-22	133	—	—		(C )	N/A	N/A
Long Dated Value Fund I	Apr-05		Apr-30	201	193	190		1.4%	(C )	(C )
Long Dated Value Fund II	Nov-05		Nov-30	207	207	201		2.8%	(0.3)%	(C )
Long Dated Value Fund III	Feb-07		Feb-32	201	115	125		(C )	(C )	(C )
LDVF Patent Fund	Nov-07		Nov-27	14	16	40		(C )	(C )	(C )
Real Assets Fund	Jun-07		Jun-17	91	121	79		(C )	(C )	(C )
Assets Overflow Fund	Jul-08		Jun-18	73	90	—		(C )	(C )	N/A
Japan Opportunity Fund	Jun-09		Jun-20	486	—	—		(C )	N/A	N/A

Subtotal - all funds				31,182	29,028	32,705
Managed accounts				580	426	225

Total (F)				$31,762	$29,454	$32,930

(A)	Represents the following:

For private equity funds, other than the Mortgage Opportunities Funds, and hybrid PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.

For Castles, returns represent the return on invested equity (ROE) as reported by such entities. ROE is not reported on an inception to date basis. Newcastle’s 2008 and 2009 ROE is not meaningful because Newcastle incurred a loss and had negative book equity.

For liquid and hybrid hedge funds, as well as the Mortgage Opportunities Fund, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

(B)	For liquid hedge funds, hybrid hedge funds and Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.
(C)	These funds: (a) were in their investment periods, or (b) had less than one year elapsed from their inception, and had no successor fund formed, through the end of these years. In some cases, particularly the Mortgage Opportunities Funds, Fund V and Fund V Coinvestment, returns during these periods were significantly negative.
(D)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts which relate to December 31, 2008 redemptions.
(E)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.
(F)	In addition to the funds listed, Fortress manages the GAGACQ Fund and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying capital under management at the end of the years presented.
(G)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. The liquid hedge funds and the Fortress Partners funds are generally redeemable at the option of the fund investors. The Drawbridge Special Opportunity Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 79% of our AUM as of December 31, 2009.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 806 employees as of December 31, 2007 to 914 employees as of December 31, 2008 and then decreased to 811 employees as of December 31, 2009. This resulted in changes in our compensation, office related and other personnel related expenses, although these changes varied by business. In addition, in conjunction with and subsequent to our initial public offering, we have implemented an equity-based compensation plan described in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data - Equity-Based and Other Compensation” as a means to provide an additional financial incentive to retain our existing and future employees.

Revenues

	Year Ended December 31,			Variance
	2009	2008	2007(A)	2009 / 2008	2008 / 2007
Management fees from affiliates	$433,501	$593,007	$467,238	$(159,506)	$125,769
Incentive income from affiliates	50,900	56,588	654,574	(5,688)	(597,986)
Expense reimbursement from affiliates	85,186	52,627	44,959	32,559	7,668
Other revenues	14,508	29,578	21,736	(15,070)	7,842

Total Revenues	$584,095	$731,800	$1,188,507	$(147,705)	$(456,707)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

For the year ended December 31, 2009 compared with the year ended December 31, 2008, total revenues changed as a result of the following:

Management fees from affiliates decreased by $159.5 million primarily due to the net effect of increases (decreases) in average AUM of ($1.6) billion, ($0.1) billion, ($4.9) billion, ($0.7) billion and $1.6 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined net decrease to average AUM generated a reduction in the amount of $152.9 million in management fees. In addition, management fees from affiliates decreased by $4.0 million as a result of a decrease in the average management fee percentage earned and by $1.7 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $5.7 million primarily as a result of (i) a decrease of $25.7 million and $3.2 million in incentive income from our private equity funds and our liquid hedge funds, respectively, and partially offset by (ii) the recognition of $22.8 million and $1.0 million of incentive income from our hybrid PE funds and our hybrid hedge funds, respectively, generated from distributions not subject to clawback for the year ended December 31, 2009 as compared to $0.4 million and $0.1 million, respectively, in income recognized in the prior comparative period. The decrease in incentive income from our private equity funds was primarily due to incentive income recognized from Fund I in the amount of $13.0 million for the year ended December 31, 2009 as compared to $38.7 million of incentive income recognized from NIH, Fund I and Fund II for the year ended December 31, 2008, as contingencies for repayment had been resolved allowing for income recognition during those respective periods. The decrease in incentive income from our liquid hedge funds was primarily due to incentive income generated by the Fortress Macro Funds and Fortress Commodities Fund of $3.8 million and $10.4 million, respectively, for the year ended December 31, 2009 as compared to $2.3 million and $15.2 million of incentive income generated by special investments, within the Drawbridge Global Macro Funds, and the Fortress Commodities Fund, respectively, for the year ended December 31, 2008. The decrease of incentive income in the Fortress Commodities Fund was primarily due to a decrease in average capital eligible for incentive income and the decrease of incentive income in special investments was due to realization events in 2008 which did not occur in 2009.

Expense reimbursements from affiliates increased by $32.6 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the year ended December 31, 2009, primarily attributable to the Value Recovery Funds which Fortress began managing in June 2009, as compared to the year ended December 31, 2008.

Other revenues decreased by $15.1 million primarily due to a decrease in interest income of $6.6 million and a decrease of $13.4 million in fees from non-affiliates, including managed accounts, offset by a net increase of $4.8 million in dividend income earned primarily from our direct investment in GAGFAH common stock compared to dividends earned from the Castles in the prior comparative period. Interest income decreased due to a decreased average cash balance and decreased average interest rates for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Incentive income from non-affiliates decreased primarily due to a realization event in 2008; there was no such event in 2009.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

For the year ended December 31, 2008 compared with the year ended December 31, 2007, total revenues changed as a result of the following:

Management fees from affiliates increased by $125.8 million primarily due to the net effect of increases in average AUM of $2.6 billion, $0.1 billion, $2.2 billion, $1.4 billion and $0.7 billion in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, respectively. The combined increase to average AUM generated $113.7 million of additional management fees. In addition, management fees from affiliates increased by $10.1 million as a result of an increase in the average management fee percentage earned and by $2.0 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates decreased by $598.0 million as a result of $39.1 million of incentive income recognized from our private equity funds and hybrid PE funds for the year ended December 31, 2008, as contingencies for repayment had been resolved in certain funds allowing income recognition, compared to $321.5 million of incentive income recognized from our private equity funds and hybrid PE funds for the year ended December 31, 2007, which was no longer subject to contingencies. Furthermore, our liquid hedge funds, our Castles and our hybrid hedge funds contributed additional decreases of $180.8 million, $37.6 million and $97.2 million, respectively, in incentive income primarily due to lower returns.

Expense reimbursements from affiliates, which are recorded gross on our statement of operations, increased by $7.7 million primarily due to an increase in expenses related to an increase in average headcount needed to support the growth of the hybrid hedge funds, private equity funds and our Castles of $4.0 million, $0.8 million, and $1.0 million, respectively, and a net increase due to new private equity funds, liquid hedge funds and hybrid PE funds of $1.4 million.

Other revenues increased by $7.8 million primarily due to a $12.1 million increase in incentive income from non-affiliates, dividend income of $1.7 million from our Castles (prior to the adoption of the fair value election, dividend income was recorded as return of capital on investments), and a $0.4 million increase in management fees from non-affiliates, which were offset by a decrease in interest income of $6.4 million. Incentive income from non-affiliates increased primarily due to a realization event in 2008 from a third party account we manage.

Expenses

	Year Ended December 31,			Variance
	2009	2008	2007(A)	2009 / 2008	2008 / 2007
Interest expense	$24,271	$40,140	$34,313	$(15,869)	$5,827
Compensation and benefits	504,645	440,659	649,010	63,986	(208,351)
Principals agreement compensation	952,077	954,685	852,956	(2,608)	101,729
General, administrative and other (including depreciation and amortization)	102,843	94,869	86,315	7,974	8,554

Total Expenses	$1,583,836	$1,530,353	$1,622,594	$53,483	$(92,241)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

For the year ended December 31, 2009 compared with the year ended December 31, 2008, total expenses changed as a result of the following:

Interest expense decreased by $15.9 million primarily due to (i) a decrease of $17.5 million as a result of a decrease in average interest rates and a decrease in average borrowings from the year ended December 31, 2008, (ii) a decrease of $0.6 million in bank and other related charges, and offset by (iii) an increase of $2.8 million due to write-offs and increased amortization of deferred financing costs. The increase in write-offs and amortization of deferred financing costs is primarily due to the partial prepayment of our term loans as a result of our May 2009 equity offering and the March 2009 amendment to our credit agreement.

Compensation and benefits increased by $64.0 million primarily due to (i) an increase of $49.3 million in equity-based compensation largely due to a decrease in forfeiture assumptions relating to RSUs under our equity-based compensation plan and an increase of our underlying stock price during the year ended December 31, 2009, (ii) an increase of $26.5 million in equity based compensation primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below), (iii) a $4.6 million net increase in profit sharing compensation due to an increase in distributions from our hybrid PE and private equity funds not subject to clawback, offset by (iv) a $9.4 million decrease due to a decrease in our employee population and discretionary bonuses and (v) a $7.0 million one-time discretionary bonus declared during the first quarter of 2008 to one senior employee. Our average headcount for the year ended December 31, 2009 decreased by 4.2% as compared to the year ended December 31, 2008.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $8.0 million, primarily, as a result of (i) an allowance for potentially uncollectible management fees in connection with certain funds experiencing liquidity shortfalls in the amount of $13.8 million, (ii) $3.5 million in fees paid to Nomura in connection with raising investor capital for a new fund in Asia during the year ended December 31, 2009, and offset by (iii) a net decrease of $9.3 million in recruiting, professional fees and other general expenses.

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

Principals Agreement Compensation

In connection with the initial public offering in February 2007, the principals entered into an agreement among themselves, which provides that in the event a principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the initial public offering, a portion of the equity interests held by that principal as of the completion of the initial public offering would be forfeited to the principals who remain employed by Fortress Operating Group. As a result of this service requirement, the fair value of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is simply equal to GAAP Net Income (Loss) plus Principals Agreement Compensation. GAAP Net Income (Loss) Excluding Principals Agreement Compensation was equal to the following:

	2009	2008	2007(A)
GAAP Net Income (Loss)	$(909,142)	$(1,221,086)	$(596,058)
Principals Agreement Compensation	952,077	954,685	852,956

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$42,935	$(266,401)	$256,898

(A)	Pro forma for the deconsolidation. See Note 13 to the consolidated and combined financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2009 of $632.8 million with a weighted average recognition period of 3.1 years. This does not include amounts related to the Principals Agreement, which is discussed above.

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

Other Income (Loss)

	Year Ended December 31,			Variances
	2009	2008	2007(A)	2009 / 2008	2008 / 2007
Gains (Losses) - direct investments	$25,373	$(58,305)	$(109,160)	$83,678	$50,855
Tax receivable agreement liability reduction	(55)	55,115	—	(55,170)	55,115
Earnings (losses) from equity method investees	60,281	(304,180)	(58,443)	364,461	(245,737)

Total Other Income (Loss)	$85,599	$(307,370)	$(167,603)	$392,969	$(139,767)

(A)	Pro Forma results of our operations on a deconsolidated basis.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

For the year ended December 31, 2009 compared with the year ended December 31, 2008, total other income (loss) changed as a result of the following:

Gains (Losses) – direct investments increased by $83.7 million primarily due to (i) the recognition of an unrealized gain of $23.5 million for the year ended December 31, 2009 on our investments in GAGFAH and in our Castles, as compared to the recognition of an unrealized loss of $36.7 million on our investments in our Castles for the year ended December 31, 2008, related to changes in the share prices of these publicly traded investments, (ii) the recognition of an unrealized gain of $1.1 million for the year ended December 31, 2009 on our options and convertible debt in our Castles, as compared to the recognition of an unrealized loss of $16.0 million on our options in our Castles for the year ended December 31, 2008, and (iii) a $6.4 million increase due to a reversal of a guarantee of potential incentive income clawback payments related to one of our private equity funds that was initially recognized in November 2008 and was subsequently reversed for the year ended December 31, 2009. Our investments in GAGFAH and the Castles are held at fair value.

As described below, in connection with the establishment of a valuation allowance for a portion of the deferred tax asset for the period ended December 31, 2008, we recorded other income of $55.2 million arising from a reduction in the tax receivable agreement liability.

Earnings (losses) from equity method investees increased by $364.5 million primarily due to the net effect of (i) the recognition of a $60.3 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, compared to (ii) the recognition of a $304.2 million loss on our equity method investments for the year ended December 31, 2008. The overall increase in income was primarily a result of improved returns within the funds.

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

•

recognition of an unrealized loss of $36.7 million for the year ended December 31, 2008 attributable to a decline in the market value of our investments in the Castles. Our investments in the Castles are held at fair value as of January 1, 2008 pursuant to the fair value option for financial instruments; and

•	recognition of an unrealized loss of $3.2 million attributable to our guarantee of the maximum potential clawback in one of our private equity Fortress Funds which was reorganized in November 2008.

As described below, in connection with the establishment of a valuation allowance for a portion of the deferred tax asset for the period ended December 31, 2008, we recorded other income of $55.1 million arising from a reduction in the tax receivable agreement liability.

Earnings (losses) from equity method investees decreased by $245.7 million primarily due to the net effect of (i) the recognition of a $304.2 million net loss from equity method investees in 2008 as a result of a loss attributable to investments in our private equity funds, our Castles, our liquid hedge funds, our hybrid hedge funds, and our hybrid PE funds, compared to (ii) the recognition of a $58.4 million loss on our equity method investments for the year ended December 31, 2007. The overall decrease was primarily a result of diminished returns within the funds.

Income Tax Benefit (Expense)

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “– Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the years ended December 31, 2009, 2008 and 2007, Fortress recognized income tax expense (benefit) of ($5.0 million), $115.2 million and ($5.6 million), respectively. The primary reason for the changes in income tax expense (benefit) is changes in the mix of business segments producing income, which may be subject to tax at different rates. For the year ended December 31, 2008, we have recorded a valuation allowance for a portion of the deferred tax asset resulting in a $95.9 million charge to income tax expense. In addition, the establishment of the valuation allowance resulted in a reduction of the obligation associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset of $20.8 million. The deferred tax asset is further discussed under “– Critical Accounting Policies” below.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid PE funds and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies. Due to the increased significance of the principal investments segment and the hybrid PE funds segment, they have been disaggregated from the other segments for all periods presented.

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

Private Equity Funds

	Year Ended December 31,			Variance
	2009	2008	2007	2009 /2008	2008 / 2007
Management Fees	$131,470	$162,891	$127,490	$(31,421)	$35,401
Incentive Income	36,506	(94,719)	275,254	131,225	(369,973)

Segment revenues - total	$167,976	$68,172	$402,744	$99,804	$(334,572)

Pre-tax distributable earnings	$115,896	$65,208	$267,726	$50,688	$(202,518)

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings increased by $50.7 million primarily due to:

•

a $26.7 million net decrease in management fees. Management fees decreased by $31.4 million primarily due to (i) a $23.3 million decrease primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital, (ii) a reserve of $10.9 million for certain accrued management fees deemed potentially uncollectible, and (iii) a $4.0 million decrease due to a reduction in the average management fee percentage earned primarily from Mortgage Opportunities Funds I and II and Fund V Coinvestment. These decreases were partially offset by an increase of $5.8 million primarily generated by capital called for Fund V Coinvestment and Fund II. The management fee decrease of $31.4 million was partially offset by a corresponding reduction of $4.8 million in the employees’ percentage share of management fees;

•

an $85.8 million net increase in incentive income. Incentive income increased by $131.2 million primarily due to a reserve for the potential clawback of incentive income to FRID, Fund II and Fund III of $123.5 million for the year ended December 31, 2008 as compared to a $27.1 million reversal of clawback reserve against Fund II incentive income for the year ended December 31, 2009 offset by decreases of (i) $16.7 million related to a decline in realization events and (ii) $2.7 million due to lower FFO generated by NIH in excess of certain performance hurdles. The incentive income increase of $131.2 million was partially offset by a corresponding net increase of $45.4 million in the employees’ share of incentive income and the clawback reserve reversal; and

•

an $8.4 million net increase in operating expenses primarily related to increases of (i) $4.7 million in compensation expense (mainly discretionary bonuses) and (ii) $3.9 million in allocable corporate expenses, partially offset by a $0.2 million decrease in general and administrative expenses.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $202.5 million primarily due to:

•

a $35.4 million increase in management fees. Management fees increased primarily due to (i) $32.9 million of management fees generated by the creation of new private equity funds during 2007 and 2008, most notably Fund V,

Fund V Coinvestment, FECI, Mortgage Opportunities Fund I, Mortgage Opportunities Fund II and Mortgage Opportunities Fund III, and (ii) an increase of $10.7 million related to an increase in average AUM from Fund IV, Fund IV Coinvestment, and FHIF. These increases to management fees were partially offset by a decrease of $4.8 million in management fees collected from Fund II, Fund III, and FRID as a result of distributions to investors (which reduces AUM) during 2007 and a decrease of $3.1 million from Fund IV, as a consequence of the creation of Fund V in May 2007 (which caused the management fees from Fund IV to be based on invested capital rather than capital commitments);

•

a $239.2 million net decrease in incentive income. Incentive income decreased by $370.0 million partially offset by a corresponding decrease in the employees’ share of incentive income of $130.8 million reflected as profit sharing compensation expense. The decrease of $370.0 million in incentive income was primarily attributable to a decline in the results of realization events of our private equity funds of $247.8 million, and a reserve for the potential clawback of incentive income to FRID, Fund II and Fund III of $123.5 million, offset by an increase of $2.7 million in incentive income due to higher FFO in excess of certain performance hurdles generated by NIH; and

•	a $2.4 million decrease in operating expenses primarily related to a decrease in compensation and benefits expense.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Management Fees	$50,362	$54,102	$49,661	$(3,740)	$4,441
Incentive Income	—	12	39,490	(12)	(39,478)

Segment revenues - total	$50,362	$54,114	$89,151	$(3,752)	$(35,037)

Pre-tax distributable earnings	$20,899	$15,409	$44,223	$5,490	$(28,814)

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings increased by $5.5 million primarily due to:

•

a $1.6 million net increase in management fees. Management fees decreased by $3.7 million primarily due to a $1.7 million decrease as a result of changes in foreign currency exchange rates, a $1.3 million decrease in management fees from non-affiliates, and a $0.7 million decrease as a result of a decrease in average AUM. These decreases to management fees were offset by the elimination of the employees’ share of management fees as of December 31, 2008. The employees’ share of management fees for 2008 was $5.2 million; and

•	a $4.1 million net decrease in operating expenses primarily due to lower compensation expenses.

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

•	a $3.0 million net increase in operating expenses primarily due to increases in general and administrative and other expenses.

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Management Fees	$79,368	$217,575	$158,882	$(138,207)	$58,693
Incentive Income	14,195	17,658	199,283	(3,463)	(181,625)

Segment revenues - total	$93,563	$235,233	$358,165	$(141,670)	$(122,932)

Pre-tax distributable earnings	$21,297	$96,063	$159,296	$(74,766)	$(63,233)

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings decreased by $74.8 million primarily due to:

•

a $118.5 million net decrease in management fees. Management fees decreased by $138.2 million primarily due to (i) a $154.8 million decrease resulting from a decline in average AUM due to lower cumulative returns and investor redemptions from the Drawbridge Global Macro Funds and (ii) a $3.2 million decrease resulting from the decline in the average management fee percentage earned from certain liquid hedge funds. These decreases were partially offset by (i) an $18.2 million increase due to management fees generated by the new Fortress Macro Funds which were launched in May 2009, (ii) a $1.0 million increase generated by the growth in the average AUM of the Fortress Commodities Fund, and (iii) a $0.7 million increase due to management fees generated from certain new managed accounts. The $138.2 million management fee decrease was partially offset by a corresponding decrease in the employees’ share of management fees of $19.7 million.

•

a $2.5 million net increase in incentive income. Incentive income decreased by $3.5 million primarily due to incentive income generated by the Fortress Macro Funds and the Fortress Commodities Fund of $3.8 million and $10.4 million, respectively, for the year ended December 31, 2009 as compared to $2.3 million and $15.2 million of incentive income generated by special investments, within the Drawbridge Global Macro Funds, and the Fortress Commodities Fund, respectively, for the year ended December 31, 2008. The $3.5 million decrease in incentive income was partially offset by a decrease in the employees’ share of incentive income of $5.9 million, primarily due to compensation paid to certain employees during 2008 whose individual performance exceeded average fund performance, reflected as profit sharing compensation expense.

•	a $41.2 million decrease in operating expenses primarily due to a decrease in average headcount.

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

•

a $106.4 million net decrease in incentive income. Incentive income decreased by $181.6 million partially offset by a corresponding decrease in the employees’ share of incentive income of $75.2 million, reflected as profit sharing compensation expense. The $181.6 million decrease in incentive income is primarily attributable to a decrease of $198.9 million due to lower returns in our liquid hedge funds, offset by an increase in incentive income generated by realization events from special investments, within the Drawbridge Global Macro Funds, and the new Commodities Fund of $2.1 million and $15.2 million, respectively; and

•	a $20.5 million increase in operating expenses primarily due to an increase in average headcount.

Hybrid Hedge Funds

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Management Fees	$122,759	$147,823	$129,516	$(25,064)	$18,307
Incentive Income	1,960	13,609	97,465	(11,649)	(83,856)

Segment revenues - total	$124,719	$161,432	$226,981	$(36,713)	$(65,549)

Pre-tax distributable earnings	$21,506	$37,548	$59,137	$(16,042)	$(21,589)

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings decreased by $16.0 million primarily due to:

•

a $25.5 million net decrease in management fees. Management fees decreased by $25.1 million primarily as a result of a decrease in management fees of $31.7 million related to decline in average AUM, primarily due to the return of capital in 2009 partially offset by an increase of $7.3 million in management fees from the Value Recovery Funds, which Fortress began managing in June 2009. In addition, the employees’ share of management fees in Fortress Partners Fund, computed net of fund operating expenses, increased by $0.7 million for the year ended December 31, 2009 as compared to the prior comparative period primarily due to a reduction in fund operating expenses;

•

an $8.2 million net decrease in incentive income. Incentive income decreased by $11.6 million, partially offset by a $3.5 million decrease in the employees’ share of incentive income, reflected as profit sharing compensation expense. The $11.6 million decrease in incentive income was primarily attributable to a $13.1 million decrease in incentive income from a third party account we manage due to a realization event in 2008 that did not occur in 2009, partially offset by an increase of $0.4 million due to the change in the average capital eligible for incentive income; and

•

a $17.7 million net decrease in operating expenses primarily related to decreases of $16.3 million in compensation expenses and $3.3 million in general and administrative expenses offset by a $2.0 million increase in allocable corporate expenses. The decreases were primarily due to (i) a 12.9% decrease in the average headcount (excluding the Value Recovery Funds) for the fiscal year ended December 31, 2009 as compared to the prior comparative period, and (ii) the reimbursement from the Value Recovery Funds of compensation expense for certain hybrid hedge fund employees which have provided services to the Value Recovery Funds.

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

•	an $8.6 million decrease in operating expenses primarily related to a decrease in discretionary bonuses, offset by an increase in other expenses based on increased average headcount.

Hybrid PE Funds

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Management Fees	$39,849	$15,300	$4,449	$24,549	$10,851
Incentive Income	22,792	412	—	22,380	412

Segment revenues - total	$62,641	$15,712	$4,449	$46,929	$11,263

Pre-tax distributable earnings	$29,419	$3,167	$3,288	$26,252	$(121)

Year ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings increased by $26.3 million primarily due to:

•

a $24.5 million net increase in management fees primarily due to increases in management fees of (i) $12.9 million primarily as a result of a net increase in average AUM primarily due to improved returns in 2009, and (ii) $11.4 million generated by new hybrid PE funds created in 2009, most notably Japan Opportunities Fund, Credit Opportunities Fund II, and a new managed account as well as the Assets Overflow Fund created in July 2008;

•

a $10.7 million net increase in incentive income primarily due to $22.4 million of incentive income generated from distributions not subject to clawback for the year ended December 31, 2009 offset by the employees’ share of incentive income of $11.6 million, reflected as profit sharing expense; and

•

an $8.9 million net increase in operating expenses primarily related to increases in general and administrative expenses and allocable corporate expenses. General and administrative expenses and the amount of corporate expenses allocable to the hybrid PE funds segment increased primarily due to a 140% increase in average headcount in 2009 as compared to the prior comparative period. The average headcount increased primarily due to the Credit Opportunities Fund and the Japan Opportunity Fund, which commenced in June 2009.

Year ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $0.1 million primarily due to:

•

a $10.9 million increase in management fees primarily due to $9.7 million of management fees generated by the creation of new Hybrid PE Funds, most notably Credit Opportunities Fund, Real Assets Fund and Assets Overflow Fund and an increase of $1.1 million primarily due to an increase in average AUM from Long Dated Value Fund II and Long Dated Value Fund III;

•

a $0.1 million net increase in incentive income. Incentive income increased by $0.4 million partially offset by a corresponding decrease in the employees’ share of incentive income of $0.3 million reflected as profit sharing compensation expense. The increase of $0.4 million in incentive income was primarily attributable to an incentive distribution from Long Dated Value Fund II; and

•	an $11.1 million increase in operating expenses primarily related to an increase in average headcount.

Principal Investments

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Pre-tax distributable earnings (loss)	$(82,397)	$(379,032)	$27,026	$296,635	$(406,058)

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable loss decreased by $296.6 million on primarily due to:

•

a $93.4 million net increase in investment income from our investments in our hedge funds. Investment income increased $107.8 million and the employees share of investment income increased by $14.4 million. The $107.8 million increase in investment income was due to higher returns on our investments in both our liquid hedge funds and hybrid hedge funds for the year ended December 31, 2009 as compared to the prior comparative period;

•	a $4.8 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $185.5 million increase in net investment income primarily as a result of a decrease in impairments of $140.8 million, $28.3 million, $0.1 million, $10.8 million and $5.5 million in our investments in our private equity funds, Castles, liquid hedge funds, hybrid hedge funds, and our hybrid PE funds, respectively, for the year ended December 31, 2009 as compared to the year ended December 31, 2008;

•

a $12.9 million increase in net investment income primarily due to (i) a decrease of $15.9 million in interest expense primarily due to a decrease in average interest rates and a decrease in average borrowings during the year ended December 31, 2009, and (ii) a net increase of $3.6 million in other investment related income, offset by a $6.6 million decrease in interest income as a result of lower interest rates and lower average cash balances.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Pre-tax distributable earnings decreased by $406.1 million primarily due to:

•

Private Equity funds: a $241.9 million decrease in net investment income primarily as a result of a $231.8 million impairment on our investments in our private equity funds recognized in 2008 as compared to $10.5 million of realized gains (representing our share) primarily from an investment in a residential housing company during 2007;

•

Castles: a $29.2 million decrease in net investment income primarily as a result of a $28.5 million impairment on our shares held in Newcastle and Eurocastle during 2008, and a decrease of $3.0 million in the dividend income received on our shares held in Eurocastle and Newcastle, offset by a foreign currency hedge loss in the amount of $2.3 million recognized during the year ended December 31, 2007;

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

•

Hybrid PE funds: a $6.5 million decrease in net investment income primarily as a result of a $6.1 million impairment on our investments in our hybrid PE funds recognized in 2008 as compared to $0.4 million of realized gains during the year ended December 31, 2007; and

•

Expenses and other: a $15.1 million decrease in net investment income primarily due to (i) a $5.7 million decrease in interest income as a result of lower interest rates and lower average cash balances, (ii) a net increase of $5.6 million in interest expense due to higher average borrowings in 2008 and an increase in amortization of deferred financing costs, offset by a decrease in average interest rates, and (iii) $3.8 million of loss related to a foreign currency translation loss during the year ended December 31, 2008.

Unallocated

	Year Ended December 31,			Variance
	2009	2008	2007	2009 / 2008	2008 / 2007
Pre-tax distributable earnings (loss)	$(971)	$(548)	$(9,196)	$(423)	$8,648

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable loss increased by $0.4 million. The increase in loss is primarily due to an increase in general corporate expenses and professional fees.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), working capital expenses, amortization payments under our credit agreement, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of December 31, 2009, the receipt of approximately $28.0 million of management fees had been deferred, of which $11.0 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $3.4 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees may increase in the future. Also, while we still believe that we will receive these fees, we now expect to receive payment at a later date than we had previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $197.1 million at December 31, 2009, our available draws under our credit facility of $59.9 million, and expected capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case expected to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, each of which is more challenging given current market conditions. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “– Market Considerations), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of December 31, 2009, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2009 consisted of the following (in thousands):

Private Equity Funds	Outstanding Commitment
Fund I	$12
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	45,296
Fund V Coinvestment	4
FRID	796
FHIF	11,446
FECI	1,551

Hybrid PE Funds
Credit Opportunities Fund	8,656
Credit Opportunities Fund II	9,050
Long Dated Value Fund I	460
Long Dated Value Fund II	2,081
Long Dated Value Fund III	274
LDVF Patent Fund	44
Real Assets Fund	37,554
Assets Overflow Fund	115
Karols Development Co	5,569
FTS SIP L.P.	709
Japan Opportunity Fund	3,094
Yama 1 and 2 GK	102

Total	$131,437

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

2010	$18,657
2011	12,430
2012	11,941
2013	11,747
2014	11,131
Thereafter	22,506

Total	$88,412

Debt Obligations

As of December 31, 2009, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

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

On June 11, 2009, we entered into an amendment to the 2007 Credit Agreement. This amendment, among other things, (i) allows us to repurchase outstanding loans made under the credit agreement subject to certain conditions, (ii) permits us to make investments in Fortress Funds in any amount we deem appropriate, provided that investments in Fortress Funds created after June 11, 2009 in excess of 1.5% of such Fund’s aggregate called capital may not be deducted from Free Cash Flow (as defined in the credit agreement), (iii) excludes Managed Accounts (as defined in the credit agreement) from the definition of Material Fortress Funds, (iv) expands the term “Permitted Fund Termination” to include the termination, dissolution, liquidation or windup of a Fortress Fund either (a) after the last asset or investment is sold in the ordinary course of business or (b) after the date of dissolution as stated in the applicable fund document, and (v) revises the financial covenants by (a) reducing the percentage of Free Cash Flow that must be applied to prepay outstanding term loans from 75% to 50% if, on the applicable measurement dates, the amount of outstanding commitments and loans does not exceed $315 million, the amount of outstanding loans does not exceed $300 million and the Consolidated Leverage Ratio (as calculated according to the terms of the 2007 Credit Agreement) does not exceed 2.0 to 1.0, and (b) increasing the amount of restricted payments that can be made, with such increase specified according to formulas set forth in the 2007 Credit Agreement.

The foregoing description of the terms of the amendments is not complete and is qualified in its entirety by the full text of the amendments, which are filed as exhibits hereto and are incorporated by reference herein, and the 2007 Credit Agreement (including other amendments thereto), each of which has been filed with the SEC.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				December 31, 2009
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	December 31, 2009	December 31, 2008
Credit Agreement (2)
Revolving debt (3)	$—	$104,041	May 2012	—	—
Term loan	350,000	350,000	May 2012	3.96%	1.35
Delayed term loan	47,825	275,000	May 2012	3.20%	0.25

Total	$397,825	$729,041		3.87%	1.22

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.28%.
(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(3)	Approximately $66.2 million was undrawn under the revolving debt facility as of December 31, 2009. The revolving debt facility included a $25 million letter of credit subfacility of which $8.8 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.9 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows, based on terms in effect at December 31, 2009 (in thousands).

2010	$55,900
2011	41,925
2012	300,000

Total	$397,825

As a result of the Nomura transaction, our initial and secondary public offerings, and other transactions, FIG Asset Co. LLC lent excess proceeds of $341.2 million to FIG Corp. pursuant to a demand note. As of December 31, 2009, the outstanding balance was $269.2 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2007 Credit Agreement includes customary covenants. We were in compliance with all of these covenants as of December 31, 2009. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

•

Permit the aggregate value of Fortress Fund Investments (generally defined in the 2007 Credit Agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interests in the Fortress private equity funds, liquid hedge funds and hybrid funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•

Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds (in the aggregate, “Total Investments”) to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million);

•

Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 11 to Part II, Item 8 “Financial Statements and Supplementary Data – Segment Reporting” for a further discussion of clawback.

The following table sets forth the financial covenant requirements as of December 31, 2009.

	December 31, 2009 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥ $	22,000	$31,773	(A	)
Consolidated Leverage Ratio	≤	3.50	1.71	(B	)
Required Investment Assets	≥ $	407	$932	(C	)
Fortress Fund Investments	≥ $	163	$607	(C	)
Total Investments	≥ $	244	$754	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

	December 31,
	2009	2008
Outstanding debt	$397.8	$729.0
Plus: Outstanding letters of credit	8.8	9.8
Less: Cash (up to $50 million)	(50.0)	(50.0)

Net debt	$356.6	$688.8

	Year Ended December 31,
	2009	2008
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(919.9)	$(1,161.0)
Depreciation and amortization, interest expense and income taxes	34.9	57.7
Extraordinary or non-recurring losses	—	—
Incentive Income Adjustment	6.3	(52.4)
Other Income Adjustment	(81.9)	353.9
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,179.6	1,113.0
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	(9.8)	4.9
Income (loss) allocable to, or resulting from distributions to, the Principals or their assignees	—	—
Earnings on deferred fee arrangements, net of employees’ share	—	—
Extraordinary or non-recurring gains	—	—

EBITDA	$209.2	$316.1

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

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

Dividends / Distributions

2009

During the year ended December 31, 2009, Fortress Operating Group made distributions of $50.0 million to the principals and RPU holders in connection with tax obligations.

In addition, we are making $16.6 million of such distributions in 2010 which were accrued in 2009.

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

Cash Flows

Our historical consolidated and combined statements of cash flows reflect the cash flows of Fortress Operating Group as well as those of our consolidated Fortress Funds (through their deconsolidation on March 31, 2007), which were all investment companies.

The consolidated Fortress Funds, on a gross basis, are much larger than Fortress Operating Group and therefore substantially all of the gross cash flows reflected in our statement of cash flows, through their deconsolidation on March 31, 2007, relate to their activities. The primary cash flow activities of Fortress Operating Group are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds (these cash flows are eliminated in consolidation through March 31, 2007), (iii) meeting financing needs through, and making required amortization payments under, our credit agreement, and (iv) distributing cash flow to equity holders, as applicable. The primary cash flow activities of the Fortress Funds which were consolidated through March 31, 2007 were: (i) raising capital from their investors, which have historically been reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in our financial statements, (ii) using this capital to make investments, (iii) financing certain investments with debt, (iv) generating cash flow from operations through the realization of investments, and (v) distributing cash flow to investors.

As described above in “— Results of Operations,” our AUM has changed throughout the periods reflected in our financial statements included in this Annual Report on Form 10-K. This change is a result of the Fortress Funds raising and investing capital, and generating gains from investments, offset by redemptions and losses.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $117.1 million, $295.1 million and ($1,209.4) million during the years ended December 31, 2009, 2008 and 2007, respectively. In addition to cash from Fortress’s operations, these amounts included net purchases of investments by consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), which are investment companies, after proceeds from sales of investments, of ($1,707.1) million for the year ended December 31, 2007, which are reflected as operating activities pursuant to investment company accounting.

Operating Activities - Comparative

Cash received for management fees decreased by $179.2 million from $583.2 million in 2008 to $404.0 million in 2009. Management fees are primarily based on average fee paying AUM, which decreased from 2008 to 2009 (private equity funds decreased by $1.6 billion, Castles decreased by $0.1 billion, liquid hedge funds decreased by $4.9 billion, hybrid hedge funds decreased by $0.7 billion, and hybrid PE funds increased by $1.6 billion) as a result of redemptions and loans, offset by capital raising, including new fund formation, capital acquisition, and returns.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and hybrid PE funds. Severe market conditions have resulted in lower fund performance and reduced realizations and thus a decrease of $130.2 million in cash received for incentive income from 2008 to 2009.

Cash paid for compensation decreased by $103.1 million from 2008 to 2009. This decrease is mainly attributable to a decrease in headcount from December 31, 2008 to December 31, 2009 and reduced profit sharing compensation, as a result of lower performance within our funds.

Cash paid for interest decreased approximately $21.2 million due to a lower average debt balance of $513.4 million in 2009 compared to $759.2 million in 2008. The weighted average interest rate also decreased to 2.8% in 2009 compared to 4.2% in 2008.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($8.1) million, $32.1 million and ($416.6) million during the years ended December 31, 2009, 2008 and 2007, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($46.4) million, ($167.8) million and ($571.8) million during the years ended December 31, 2009, 2008 and 2007, respectively, (ii) distributions of capital from equity method investees of $42.6 million, $213.4 million and $136.3 million during the years ended December 31, 2009, 2008 and 2007, respectively, (iii) proceeds from the sale of equity method investments of $30.7 million in 2007, and (iv) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($4.3) million, ($13.5) million and ($8.4) million during these years, respectively.

Financing Activities

In December 2006, the principals entered into a securities purchase agreement with Nomura, pursuant to which Nomura acquired a then 15% indirect stake in Fortress Operating Group for $888 million, all of the proceeds of which were paid to the principals. In January 2007, Nomura completed the transaction by purchasing 55,071,450 Class A shares for $888 million and we, in turn, purchased 55,071,450 Fortress Operating Group limited partnership units, which then represented 15% of Fortress Operating Group’s economic interests, and the sole general partner interest, from the principals for $888 million.

In addition, in February 2007, we completed an initial public offering of 39,428,900 of our Class A shares, for net proceeds of approximately $652.7 million, and in May 2009 we completed an offering of 46 million of our Class A shares, for net proceeds of approximately $219.5 million. The Principals purchased an aggregate of 3.6 million of the shares in the May 2009 offering, a senior employee purchased 0.4 million of these shares, and Nomura purchased 5.4 million of these shares, at the public offering price.

Our net cash flow provided by (used in) financing activities was ($175.2) million, ($164.3) million and $1,665.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. Our financing activities primarily included (i) contributions made by, net of distributions made to, the investors in our consolidated Fortress Funds (included in our statements of cash flows through their deconsolidation on March 31, 2007), historically reflected as others’ interests in consolidated subsidiaries, of $1,470.5 million during 2007, (ii) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($50.0) million, ($203.6) million and ($477.9) million during these years, respectively, (iii) distributions to employees related to their interests in consolidated subsidiaries of ($9.4) million, ($61.3) million and ($17.1) million during these years, respectively, (iv) dividends to our shareholders, and (v) our net borrowing and repayment activity.

Critical Accounting Policies

Consolidation

Historically, we consolidated certain of the Fortress Funds as a result of owning a substantive, controlling general partner interest in these entities, or, for variable interest entities, by being their primary beneficiary. We had operational discretion and control of these funds which, when combined with the limited partners’ limited substantive rights to impact their ongoing governance and operating activities, resulted in their being consolidated by us; however, in no case were we the majority equity holder. In connection with the initial public offering, Fortress granted rights effective March 31, 2007 to the investors in the consolidated Fortress Funds to provide a simple majority of the unrelated limited partners with the ability to liquidate the funds without cause or to otherwise have the ability to exert control over the funds. This gave the limited partners, our fund investors, substantive rights to impact the governance of our funds, resulting in the deconsolidation of these funds for financial reporting purposes.

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

Fortress Operating Group’s combined financial statements reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through March 31, 2007. Our investors’ interests in these funds, which are the majority ownership interests, have historically been reflected as others’ interests in consolidated subsidiaries in these financial statements. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, our allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on our net earnings from the Fortress Funds and the deconsolidation of the funds likewise had no net effect on Fortress’s earnings attributable to Class A shareholders. The deconsolidation has had the effect of restoring the presentation of management fees and incentive income from the Fortress Funds that had been eliminated in consolidation.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and hybrid PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. “clawed back”) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, or hybrid PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or hybrid PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2009.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity Funds	Liquid Hedge Funds		Hybrid Hedge Funds	Hybrid PE Funds	Total Investment Company Holdings
Basis for Determining Fair Value		Long	Short
1. Quoted market prices	9%	78%	98%	2%	0%	2%

2. Other observable market parameters	10%	10%	2%	0%	0%	5%

3A. Third party pricing sources with significant unobservable market parameters (A)	10%	10%	0%	96%	98%	63%

3B. Internal models with significant unobservable market parameters	71%	2%	0%	2%	2%	30%

Total	100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of December 31, 2009, $7.5 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds, $0.2 billion of investments in our hybrid hedge funds and $0.1 billion of investments in our hybrid PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2009, consistent with the table above:

	Private Equity Funds		Liquid Hedge Funds		Hybrid Hedge Funds		Hybrid PE Funds
Management fees, per annum on a prospective basis	$2.9 million or		$0.6 million or		$16.0 million or		$0.0 million or

	$(3.5 million	) (A)					$(0.2 million	) (A)

Incentive income	N/A	(B)	$0.2 million or		$4.1 million or		N/A	(B)

			$(0.2 million	)	$(0.0 million	)

Earnings from equity method investees	$41.0 million		$0.4 million		$25.6 million		$9.1 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the liquid hedge funds.

(A)	Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2009, $2.8 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2009 is the current reset date.

(B)	Private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels which, due to the challenging market conditions, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2009. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our estimated federal taxable ordinary income for 2007, 2008 and 2009 before deductions relating to the establishment of the deferred tax assets, excluding deferred tax assets arising from equity-based compensation, as well as the average of such amount needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008	$48.0

2009: Estimated	$51.2

2010 - 2015: Average Required	$54.4

2016 - 2021: Average Required	$81.4

Based on the effects of the continuing challenging credit conditions, we have made an assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. We have established a full valuation allowance for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. The establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset.

For further information on our effective tax rate, and the tax receivable agreement, see Note 6 to our financial statements in Part II, Item 8, “Financial Statements and Supplementary Data – Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part I, Item 1A, “Risk Factors – Risks Related to Taxation – Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

Recent Accounting Pronouncements

In December 2007, the FASB issued new guidance on non-controlling interests which clarified the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. This guidance applied to reporting periods beginning after December 15, 2008 and had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There was no effect from the adoption of this guidance on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

In April 2009, the FASB issued three new standards related to fair value and impairment. These new standards (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These new standards were effective for Fortress in the second quarter of 2009. They have had a small impact on our disclosures, a potential impact on future impairment determinations for distributable earnings purposes (if any), but no material impact on our financial condition, liquidity, or results of operations upon adoption.

In June 2009, the FASB issued new guidance on consolidation which will become effective on January 1, 2010. This guidance changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, Fortress does not expect this guidance to have a material impact on its financial position, results of operations or liquidity.

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

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2009, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2010	2011 and 2012	2013 and 2014	Thereafter
Operating lease obligations (1)	$88,412	$18,657	$24,371	$22,878	$22,506
Debt obligations payable (2)	420,395	66,488	353,907	—	—
Deferred incentive income (3)	98,652	—	—	9,430	89,222
Service contracts	30,199	10,205	7,867	6,101	6,026
Tax receivable agreement obligations (4)	326,467	30,817	1,932	11,536	282,182
Capital commitments to Fortress Funds (5)	131,437	131,437	—	—	—

Total	$1,095,562	$257,604	$388,077	$49,945	$399,936

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(2)	Includes interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its contractual due date. The future interest payments are calculated using effective rates as the reporting date, including both variable and fixed rates pursuant to the debt agreements.
(3)	Incentive income received from private equity funds and hybrid PE funds may be subject to contingent repayment or clawback upon termination of each fund, depending on the overall performance of each fund. The amounts presented herein represent the amount of clawback that would be due based on a liquidation of the fund at its net recorded asset value as of the reporting date, which we refer to as intrinsic clawback. The period of payment is based on the contractual maturities of the funds including all available extensions. Based on the accounting method we have adopted, which requires us to record incentive income revenue only when all related contingencies are resolved, the amounts accrued as a deferred incentive income liability on our balance sheet exceed the intrinsic clawback.
(4)	In February 2007, the corporate taxpayers (i.e., FIG Corp.) entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately 15 years.
(5)	These obligations represent commitments by us to provide capital funding to the Fortress Funds. These amounts are due on demand and are therefore presented in the less than one year category. However, the capital commitments are expected to be called substantially over the next three years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

•

our hybrid hedge funds, hybrid PE funds and Castles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•

our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of December 31, 2009 (in thousands):

Assets
Equity method investees	$866,467
Options in affiliates	748

$867,215

Liabilities
Debt obligations payable	$397,825

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2009, approximately 45% of our management fees earned were based on the NAV of the applicable funds.

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

•

For hedge funds, other than the Value Recovery Funds, management fees are based on their NAV, which in turn is dependant on the estimated fair values of their investments. For the Value Recovery Funds, management fees are based on realizations which are not dependent on current estimated fair value; for certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

Changes in values of investments could indirectly affect future management fees by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay management fees.

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

•

Incentive income from our private equity funds and hybrid PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and hybrid PE funds where incentive income is subject to contingencies at December 31, 2009 would increase or decrease future incentive income by $112.0 million or ($110.4 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the fund on December 31, 2009 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the fair values of all of the investments held by the Fortress Funds at December 31, 2009 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$4.6	$	N/A	(E)	$45.6	$4.6	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	4.9		10.7		1.2	4.9		10.7			0.5
Hybrid
Hedge Funds	11.5		4.2		21.2	11.5		4.2			11.4
PE Funds	—		N/A	(E)	7.0	—		N/A	(E)		N/A

Total	$21.0		$14.9		$75.0	$21.0		$14.9			$11.9

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(5.1)	$	N/A	(E)	$(45.6)	$(5.1)	$	N/A	(E) (F)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Funds	(4.9)		(5.9)		(1.2)	(4.9)		(5.9)			(0.5)
Hybrid
Hedge Funds	(11.5)		(0.0)		(21.2)	(11.5)		(0.0)			(11.4)
PE Funds	(0.2)		N/A	(E)	(7.0)	(0.2)		N/A	(E) (F)		N/A	(F)

Total	$(21.7)		$(5.9)		$(75.0)	$(21.7)		$(5.9)			$(11.9)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.
(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and hybrid PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and hybrid PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or hybrid PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.5 billion of such private equity fund or hybrid PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.
(C)	Presented on a gross basis, before Principals’ and others’ interests in income of consolidated subsidiaries. The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $5.2 million.
(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.4 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).
(E)	For GAAP Revenues, private equity fund and hybrid PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and hybrid PE fund incentive income is based on realizations.
(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2009, we estimate that interest expense relating to variable rate debt obligations payable would increase $4.0 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of December 31, 2009 we had a $2.6 million investment in Eurocastle and a $52.0 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2009, we estimate the gains and losses for the year ended December 31, 2009 in relation to the value of the shares and options would increase or decrease by $5.5 million.

Item 8.	Financial Statements and Supplementary Data.

All supplemental schedules have been omitted because either the required information is included in our consolidated and combined financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC and subsidiaries at December 31, 2009 and 2008, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated and combined financial statements, the Company retrospectively changed its method of accounting for noncontrolling interests in consolidated subsidiaries due to the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fortress Investment Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated and combined statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2010

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$197,099	$263,337
Due from affiliates	64,511	38,504
Investments
Equity method investees	866,467	774,382
Options in affiliates	748	39
Deferred tax asset	440,639	408,066
Other assets	90,803	93,407

	$1,660,267	$1,577,735

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$131,134	$158,033
Due to affiliates	345,976	346,265
Deferred incentive income	160,097	163,635
Debt obligations payable	397,825	729,041
Other liabilities	25,921	26,741

	1,060,953	1,423,715

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 145,701,622 and 94,609,525 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 307,773,852 and 312,071,550 shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Paid-in capital	1,029,536	596,803
Retained earnings (accumulated deficit)	(767,994)	(513,379)
Accumulated other comprehensive income (loss)	(325)	(866)

Total Fortress shareholders’ equity	261,217	82,558
Principals’ and others’ interests in equity of consolidated subsidiaries	338,097	71,462

Total Equity	599,314	154,020

	$1,660,267	$1,577,735

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Management fees from affiliates	$433,501	$593,007	$414,166
Incentive income from affiliates	50,900	56,588	442,892
Expense reimbursements from affiliates	85,186	52,627	48,191
Other revenues (affiliate portion disclosed in Note 7)	14,508	29,578	21,736
Interest and dividend income - investment company holdings (Note 1)	—	—	309,030

	584,095	731,800	1,236,015

Expenses
Interest expense
Investment company holdings	—	—	132,620
Fortress debt	24,271	40,140	34,313
Compensation and benefits	504,645	440,659	658,815
Principals agreement compensation	952,077	954,685	852,956
General, administrative and other	92,059	84,875	99,885
Depreciation and amortization	10,784	9,994	8,454

	1,583,836	1,530,353	1,787,043

Other Income (Loss)
Gains (losses) from investments
Investment company holdings (Note 1)	—	—	(647,477)
Direct investments
Net realized gains (losses)	(2,522)	(1,770)	(2,037)
Net realized gains (losses) from affiliate investments	98	(689)	145,449
Net unrealized gains (losses)	—	—	1,316
Net unrealized gains (losses) from affiliate investments	27,797	(55,846)	(253,888)
Tax receivable agreement liability reduction	(55)	55,115	—
Earnings (losses) from equity method investees	60,281	(304,180)	(61,674)

	85,599	(307,370)	(818,311)

Income (Loss) Before Deferred Incentive Income and Income Taxes	(914,142)	(1,105,923)	(1,369,339)
Deferred incentive income	—	—	307,034

Income (Loss) Before Income Taxes	(914,142)	(1,105,923)	(1,062,305)
Income tax benefit (expense)	5,000	(115,163)	5,632

Net Income (Loss)	$(909,142)	$(1,221,086)	$(1,056,673)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(654,527)	$(898,798)	$(996,870)

Net Income (Loss) Attributable to Class A Shareholders	$(254,615)	$(322,288)	$(59,803)

Dividends Declared Per Class A Share	$—	$0.4500	$0.8424

			Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit			$0.36

Weighted average number of Fortress Operating Group units outstanding			367,143,000

			Jan 17 through Dec 31
Earnings (Loss) Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(2.08)	$(3.50)	$(2.14)

Net income (loss) per Class A share, diluted	$(2.08)	$(3.50)	$(2.14)

Weighted average number of Class A shares outstanding, basic	125,740,897	94,934,487	92,214,827

Weighted average number of Class A shares outstanding, diluted	125,740,897	94,934,487	92,214,827

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit) (Subsequent to January 16, 2007)	Fortress Operating Group Members’ Equity (Prior to January 17, 2007)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ / Members’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Fortress Operating Group equity - December 31, 2006	—	—	$—	$—	$119,561	$1,960	$121,521	$17,868,895	$17,990,416
Deconsolidation of Fortress Funds	—	—	—	—	—	—	—	(18,866,563)	(18,866,563)
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	3,250,483	3,250,483
Distributions to principals’ and others’ interests in equity	—	—	—	—	—	—	—	(1,736,565)	(1,736,565)
Distributions declared by Fortress Operating Group prior to January 17, 2007	—	—	—	—	(415,876)	—	(415,876)	—	(415,876)
Reorganization and issuance of shares to Nomura	55,071,450	312,071,550	888,000	—	—	—	888,000	(888,000)	—
Dilution impact of Nomura transaction	—	—	(909,813)	—	162,918	—	(746,895)	746,895	—
Dividends declared after January 16, 2007 but prior to initial public offering	—	—	(2,474)	—	—	—	(2,474)	—	(2,474)
Initial public offering of Class A shares	39,428,900	—	652,669	—	—	—	652,669	—	652,669
Dilution impact of initial public offering	—	—	(490,648)	—	—	—	(490,648)	490,648	—
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	95,586	—	—	—	95,586	—	95,586
Director restricted share grant	97,296	—	124	—	—	—	124	412	536
Dividends declared subsequent to initial public offering	—	—	(75,444)	—	—	—	(75,444)	(296,706)	(372,150)
Capital increase related to equity-based compensation	—	—	229,086	—	—	—	229,086	755,969	985,055
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,386)	—	—	—	(2,386)	(13,595)	(15,981)
Comprehensive income (loss) (net of tax) Net income (loss)	—	—	—	(193,200)	133,397	—	(59,803)	(996,870)	(1,056,673)
Foreign currency translation	—	—	—	—	—	(220)	(220)	2,265	2,045
Net unrealized (loss) on derivatives designated as cash flow hedges	—	—	—	—	—	(8)	(8)	—	(8)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(3,107)	(3,107)	(9,245)	(12,352)

Total comprehensive income (loss)									(1,066,988)

Equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$—	$(1,375)	$190,125	$308,023	$498,148

Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	17,394	17,394
Distributions to principals’ and others’ interests in equity	—	—	—	—	—	—	—	(60,606)	(60,606)
Director restricted share grant	11,879	—	279	—	—	—	279	461	740
Dividends declared	—	—	(42,572)	—	—	—	(42,572)	(148,815)	(191,387)
Capital increase related to equity-based compensation	—	—	256,458	—	—	—	256,458	846,112	1,102,570
Dividend and distribution equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,062)	—	—	—	(2,062)	(5,584)	(7,646)
Cumulative effect adjustment - adoption of SFAS 159 (Note 4)	—	—	—	2,109	—	1,212	3,321	21,137	24,458
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(322,288)	—	—	(322,288)	(898,798)	(1,221,086)
Foreign currency translation	—	—	—	—	—	(696)	(696)	(6,028)	(6,724)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(7)	(7)	(1,834)	(1,841)

Total comprehensive income (loss)									(1,229,651)

Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$—	$(866)	$82,558	$71,462	$154,020

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	12,390	12,390
Distributions to principals’ and others’ interests in equity	—	—	(1,645)	—	—	(1,645)	(75,232)	(76,877)
Public offering of Class A shares, net of offering costs	46,000,000	—	219,500	—	—	219,500	—	219,500
Dilution impact of public offering	—	—	(144,572)	—	—	(144,572)	144,572	—
Conversion of Class B shares to Class A shares	4,297,698	(4,297,698)	4,232	—	—	4,232	(4,232)	—
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	15,463	—	—	15,463	—	15,463
Net deferred tax effects resulting from exchange of Fortress Operating Group units for Class A shares	—	—	4,298	—	—	4,298	—	4,298
Director restricted share grant	116,672	—	224	—	—	224	340	564
Capital increase related to equity-based compensation, net	677,727	—	335,233	—	—	335,233	841,952	1,177,185
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(254,615)	—	(254,615)	(654,527)	(909,142)
Foreign currency translation	—	—	—	—	213	213	735	948
Comprehensive income (loss) from equity method investees	—	—	—	—	328	328	637	965

Total comprehensive income (loss)								(907,229)

Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(909,142)	$(1,221,086)	$(1,056,673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,784	9,994	8,454
Other amortization and accretion	8,936	6,125	2,495
(Earnings) losses from equity method investees	(60,281)	304,180	61,674
Distributions of earnings from equity method investees	4,544	9,146	12,443
(Gains) losses from investments	(25,373)	58,305	756,637
Deferred incentive income	(12,951)	(36,003)	(359,269)
Deferred tax (benefit) expense	(8,569)	101,339	(29,748)
Reversal of forfeited non-cash compensation	(55)	—	—
Options received from affiliates	—	—	(2,006)
Assignments of options to employees	—	—	4,627
Tax receivable agreement liability reduction	55	(55,115)	—
Equity-based compensation	1,180,728	1,103,171	985,425
Allowance for doubtful accounts	(13,767)	—	—
Other	(1,115)	—	—
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	—	—	(166,199)
Due from affiliates	(18,718)	101,308	56,376
Receivables from brokers and counterparties and other assets	(6,244)	(22,686)	(45,790)
Accrued compensation and benefits	(18,487)	(85,854)	178,074
Due to affiliates	(21,983)	5,822	(6,795)
Deferred incentive income	9,413	26,077	—
Due to brokers and counterparties and other liabilities	(703)	(9,640)	97,978
Investment company holdings
Purchases of investments	—	—	(5,105,865)
Proceeds from sale of investments	—	—	3,398,739

Net cash provided by (used in) operating activities	117,072	295,083	(1,209,423)

Cash Flows From Investing Activities
Purchase of other loan and security investments	—	—	(12,828)
Proceeds from sale of other loan and security investments	—	—	14,112
Contributions to equity method investees	(46,437)	(167,812)	(571,847)
Distributions of capital from equity method investees	42,580	213,436	136,280
Proceeds from sale of equity method investments	—	—	30,664
Cash (paid) on settlement of derivatives	—	—	(4,632)
Purchase of fixed assets	(4,296)	(13,562)	(10,956)
Proceeds from disposal of fixed assets	9	53	2,587

Net cash provided by (used in) investing activities	(8,144)	32,115	(416,620)

continued on next page

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Financing Activities
Borrowings under debt obligations	—	554,041	2,159,070
Repayments of debt obligations	(331,216)	(360,000)	(2,061,525)
Payment of deferred financing costs	(4,162)	(8,694)	(7,087)
Proceeds from issuance of Class A shares to Nomura	—	—	888,000
Proceeds from public offering	230,000	—	729,435
Costs related to public offering	(10,500)	—	(76,766)
Dividends and dividend equivalents paid	—	(78,272)	(70,444)
Fortress Operating Group capital distributions to Principals	—	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	98	153	3,183,771
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(59,386)	(271,498)	(1,972,010)

Net cash provided by (used in) financing activities	(175,166)	(164,270)	1,665,332

Net Increase (Decrease) in Cash and Cash Equivalents	(66,238)	162,928	39,289
Cash and Cash Equivalents, Beginning of Period	263,337	100,409	61,120

Cash and Cash Equivalents, End of Period	$197,099	$263,337	$100,409

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding interest paid by master funds while such funds were consolidated of $85.1 million in 2007)	$12,707	$33,909	$78,234

Cash paid during the period for income taxes	$9,602	$7,309	$46,800

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$10,666	$19,142	$66,712

Investments of receivable amounts into Fortress Funds	$—	$58,170	$150,210

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$16,552	$—	$86,889

Fortress Operating Group pre-IPO distributions of investments to Principals	$—	$—	$196,764

Fortress Operating Group pre-IPO distributions of investments to employees	$—	$—	$23,338

See Note 1 regarding the non-cash deconsolidation transaction in 2007.

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

In January 2007, Nomura Investment Managers U.S.A Inc. (“Nomura”) completed a transaction (the “Nomura Transaction”) whereby it purchased 55,071,450 Class A shares of the Registrant and the Registrant, in turn, purchased 55,071,450 Fortress Operating Group units from Fortress’s five then-existing shareholders (the “Principals”). In February 2007, the Registrant completed an initial public offering (“IPO”) of 39,428,900 of its Class A shares.

In May 2009, Fortress sold 46 million Class A shares in a public offering (the “2009 Offering”), for net proceeds of approximately $219.5 million. The Principals purchased an aggregate of 3.6 million of these shares, a senior employee purchased 0.4 million of these shares, and Nomura purchased 5.4 million of these shares, at the public offering price.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

and proportionately reduced the Principals’ and others’ interests in equity of consolidated subsidiaries. The estimated fair value of such units exceeded their historical carrying value due to Fortress’s management contracts and related agreements which were internally generated and, therefore, ascribed no value in the consolidated and combined financial statements.

The excess of the amounts paid for the purchase of the Fortress Operating Group units (based on estimated fair value) over the historical carrying value of the proportion of net assets acquired was charged to paid-in capital and is identified in the statement of equity as dilution to the Class A shareholders. The dilution impact of the Nomura Transaction exceeded the amount paid by Nomura because at the date of the Nomura Transaction the carrying value of the Fortress Operating Group liabilities exceeded the carrying value of its assets. The dilution impact of the initial public offering was less than the proceeds of the initial public offering because, after the Registrant invested the net proceeds of the offering into Fortress Operating Group, the carrying value of its assets exceeded the carrying value of its liabilities.

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

Subsequent to the Transactions, the Principals own the majority of the economic interests in Fortress Operating Group through their ownership of Fortress Operating Group units and Class A shares and control Fortress through their ownership of Class A and Class B shares of the Registrant (Note 9). The Principals’ Fortress Operating Group unit interests in the equity and income (loss) of Fortress Operating Group are recorded on the face of the consolidated and combined financial statements as further described in Note 7.

The accompanying consolidated and combined financial statements include the following:

•

subsequent to Fortress’s reorganization and the inception of operations of Fortress Investment Group LLC on January 17, 2007, the accounts of Fortress Investment Group LLC and its consolidated subsidiaries, and

•

prior to such reorganization and the inception of operations of Fortress Investment Group LLC, the accounts of eight affiliated entities under common control and management (“Fortress Operating Group” or the “predecessor”) and their respective consolidated subsidiaries. Each of the eight entities was owned either directly or indirectly by the Principals.

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

Following the IPO, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial statements as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within these financial statements but has had no net effect on net income, or equity, attributable to Fortress’s

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Class A shareholders. Since the deconsolidation did not occur until March 31, 2007, the statement of operations and the statement of cash flows for the year ended December 31, 2007 are presented with these funds on a consolidated basis for the period prior to the deconsolidation. The unaudited pro forma effects of the deconsolidation on the 2007 financial statements are described in Note 13 in order to provide more comparable information to 2008 and 2009.

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income earned from Fortress Funds.

Investments in Equity Method Investees	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Options in Affiliates	4	The fair value of common stock options received from the Castles.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees from Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Incentive Income from Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Direct Investments	N/A	Subsequent to the IPO, the result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles and GAGFAH).

Tax receivable agreement liability reduction	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	6	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	7	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group.

Earnings Per Share	9	GAAP earnings per Class A share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

Other

Distributions	9	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	11	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

All of the previously consolidated Fortress Funds are, for GAAP purposes, investment companies. As required, Fortress has retained the specialized accounting of these funds. Accordingly, for the periods in which these funds were consolidated, the accompanying financial statements reflect different accounting policies for similar investments depending on whether or not they were held through an investment company subsidiary. The previously consolidated Fortress Funds that were investment companies record unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, these funds do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”), except to the extent that the Portfolio Companies act as operating subsidiaries by providing services to these funds.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

Fair Values – The carrying amounts and estimated fair values of Fortress’s financial instruments as of December 31, 2009 and 2008 are described in Note 4 for investments and options and Note 5 for debt.

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

Incentive Income – Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum return. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. “clawed back”) to that fund. Fortress has elected to adopt the preferred method of recording incentive income subject to contingencies, whereby it does not recognize incentive income subject to contingent repayment until the termination of the related fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur due to the related contingencies being resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

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

DECEMBER 31, 2009

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

Due from/to Affiliates – For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. Amounts due from and due to affiliates are recorded at their contractual amount, subject to an allowance for uncollectible amounts if collection is not deemed probable.

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following:

	Other Assets			Other Liabilities
	December 31,			December 31,
	2009	2008		2009	2008
Fixed assets	$73,090	$70,411	Current taxes payable	$1,388	$3,977
Accumulated depreciation	(36,624)	(27,307)	Deferred taxes payable	456	592
Deferred charges	26,284	22,122	Note payable	—	1,719
Accumulated amortization	(19,827)	(10,891)	Interest payable	1,759	121
Interest and other receivables	19,068	11,390	Accounts payable	561	3,688
Prepaid compensation	19,526	19,526	Accrued expenses	8,825	8,032
Other assets	9,286	8,156	Deferred rent	6,812	7,647

	$90,803	$93,407	Placement agent fee payable (Note 7)	3,504	—

			Other liabilities	2,616	965

				$25,921	$26,741

Fixed Assets, Depreciation and Amortization – Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, and corporate aircraft, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, and three to seven years for other fixed assets.

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

Taxes Payable – See Note 6.

Deferred Rent – Rent expense is recognized on a straight-line basis based on the total minimum rent required throughout the lease period. Deferred rent represents the difference between the rent expense recognized and cash paid to date.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Derivatives and Hedging Activities – All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Fortress did not own any derivatives as of December 31, 2009 or 2008.

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in income, either in Investment Company Holdings – Net Unrealized Gains from Non-affiliate Investments, or in Other Investments – Net Unrealized Gains from Non-affiliate Investments, as applicable. Net payments under these derivatives are similarly recorded, but as realized.

In order to reduce interest rate risk, Fortress has and may enter into interest rate hedge agreements. To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (1) the items to be hedged expose Fortress to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Fortress’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, the transaction is probable. In addition, the hedging relationship must be properly documented. Effectiveness is periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and the items being hedged.

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

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2009	2008
Direct
Net foreign currency translation adjustments	$(389)	$(601)
Through equity method investees
Net unrealized gains (losses) on securities available for sale	1,105	1,107
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(1,119)	(1,117)
Net foreign currency translation adjustments	78	(255)

Accumulated other comprehensive income (loss)	$(325)	$(866)

Foreign Currency – Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2009, 2008 and 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

For profit sharing plans related to hedge funds, where incentive income is received on an annual basis, the related compensation expense is accrued during the period for which the related payment is made.

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

Fortress may withhold a portion of the profit sharing payments relating to private equity fund or hybrid PE fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

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

Income Taxes – As described in Note 1, a substantial portion of Fortress’s income earned by its corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Certain subsidiaries of Fortress are subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Interest and penalties, if any, are treated as additional taxes.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries – In December 2007, the FASB issued new guidance which clarified the classification of non-controlling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such non-controlling interests. This guidance applied to reporting periods beginning after December 15, 2008 and had the following effects on Fortress’s financial statements: (i) reclassification of Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries from the “mezzanine” section of the balance sheet (between liabilities and equity) to equity, (ii) removal of Principals’ and Others’ Interests in Income of Consolidated Subsidiaries from the calculation of Net Income (Loss) on the statement of operations, and disclosure thereof below Net Income (Loss), and (iii) with respect to potential future transactions in which Fortress could acquire Fortress Operating Group units from the Principals pursuant to their exchange (along with Class B shares) for Class A shares (or otherwise), these transactions would be accounted for as equity transactions rather than as a step acquisition of Fortress Operating Group (as would be required under prior accounting principles). There was no effect from the adoption of this guidance on the equity which pertains to Class A shareholders, or net income (loss) allocable to Class A shareholders, or on Fortress’s liquidity.

Recent Accounting Pronouncements – In April 2009, the FASB issued three new standards related to fair value and impairment. These new standards (i) require disclosures about the fair value of financial instruments on an interim basis, (ii) change the guidance for determining, recording and disclosing other-than-temporary impairment, and (iii) provide additional guidance for estimating fair value when the volume or level of activity for an asset or liability have significantly decreased. These new standards were effective for Fortress in the second quarter of 2009. They have had a small impact on our disclosures, a potential impact on future impairment determinations for distributable earnings purposes (if any), but no material impact on Fortress’s financial condition, liquidity, or results of operations upon adoption.

In June 2009, the FASB issued new guidance on consolidation which will become effective on January 1, 2010. This guidance changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, Fortress does not expect this guidance to have a material impact on its financial position, results of operations, or liquidity.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2009	2008	2007 (A)
Private Equity
Funds
Management fees - affil.	$142,588	$163,041	$127,043
Incentive income - affil.	12,952	38,684	321,462
Castles
Management fees - affil.	48,204	50,576	47,909
Management fees, options - affil.	—	—	2,006
Incentive income - affil.	—	12	37,574
Management fees - non-affil. (B)	2,658	4,026	—
Liquid Hedge Funds
Management fees - affil.	78,946	217,231	157,510
Incentive income - affil.	14,195	17,418	198,264
Management fees - non-affil. (B)	422	343	372
Incentive income - non-affil. (B)	—	240	1,019
Hybrid Funds
Hybrid Hedge Funds
Management fees - affil.	124,452	146,859	128,321
Incentive income - affil.	961	62	97,274
Management fees - non-affil. (B)	1,107	964	214
Incentive income - non-affil. (B)	999	13,094	191
Hybrid PE Funds
Management fees - affil.	39,311	15,300	4,449
Incentive income - affil.	22,792	412	—
Management fees - non-affil. (B)	537	—	—
Total
Management fees - affil.	$433,501	$593,007	$467,238
Incentive income - affil. (C)	$50,900	$56,588	$654,574
Management fees - non-affil. (B)	$4,724	$5,333	$586
Incentive income - non-affil. (B)	$999	$13,334	$1,210

(A)	Presented on a pro forma basis (Note 13), as adjusted for the deconsolidation of the Fortress Funds as if it had occurred on January 1, 2007.
(B)	Included in Other Revenues on the statement of operations.
(C)	See “Deferred Incentive Income” below.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $4.8 million, $0.0 million and $95.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2007	$444,721	$(271,160)	$173,561	$384,520

Share of income (loss) of Fortress Funds	26,077	—	26,077	(473,605)

Recognition of previously deferred incentive income	—	(36,003)	(36,003)	—

Deferred incentive income as of December 31, 2008	$470,798	$(307,163)	$163,635	$(89,085)

Share of income (loss) of Fortress Funds	9,413	—	9,413	257,771

Recognition of previously deferred incentive income	—	(12,951)	(12,951)	—

Deferred incentive income as of December 31, 2009	$480,211	$(320,114)	$160,097	$168,686

(A)	All related contingencies have been resolved.
(B)	Reflected on the balance sheet.
(C)	At December 31, 2009, the undistributed incentive income is comprised of $252.0 million of gross undistributed incentive income, net of $83.3 million of previously distributed incentive income that would be returned by Fortress to the related funds if such funds were liquidated on December 31, 2009 at their net asset values.
(D)	From inception to December 31, 2009, Fortress has paid $141.2 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $19.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $252.0 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $130.5 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2009, 2008 and 2007, management fees of $6.8 million, $9.6 million and $12.8 million, respectively, and incentive income, exclusive of tax distributions, of $0.1 million, $0.4 million and $11.2 million, respectively, were waived on such employees’ investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2009.

Total Capital Commitments (A)	Fortress and Affiliates Capital Commitments (B)	Carrying Value of Fortress’s Investments	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
$20,032,542	$2,097,826	$506,383	93.0%	Feb-2011	Feb-2018	0.5% - 1.5%	10% - 25%	0% - 10%
(A)	Represents the total amount of capital committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitment as of December 31, 2009 is discussed in Note 10.

Employees, Former Employees and BOD Members	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$142,422	$588,558	$631,379	$1,362,359	$735,467	$2,097,826

(C)	Subsequent to the end of the capital commitment periods, the respective capital commitments may not be drawn to fund new investments, but are available to maintain ongoing business of the funds.
(D)	Including all available extensions.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. Funds representing approximately $1.3 billion of total commitments have a management fee of up to 1.0%, the rest have management fees between 1.0% and 1.5%.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. Funds representing $0.2 billion of total commitments have incentive income of 10%, the rest have incentive income between 20% - 25%. Funds representing approximately $0.2 billion of total commitments have a 0% threshold, the rest have thresholds of either 8% or 10%. Some of the private equity funds do not have an incentive income provision; the capital commitments of such funds aggregate less than $0.9 billion. There is no clawback provision with respect to NIH. Unrealized losses in a significant portion of Fortress’s private equity finds have resulted in higher future returns being required before Fortress earns incentive income from such funds.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 32% as of December 31, 2009 based on a weighted average by total capital commitments, of the incentive income received from the private equity funds.

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

In March 2009, one of the private equity Fortress Funds which was formed as a coinvestment fund to invest solely in GAGFAH (XETRA: GFJ), distributed all of its shares in GAGFAH to its investors, including Fortress. As a result, Fortress received 5.7 million shares of GAGFAH. Fortress elected to account for these shares at fair value (Note 4).

In June 2009, one of the private equity Fortress Fund portfolio companies, Eurocastle, issued convertible securities in the amount of €75 million ($105 million). These securities bear interest at 20% per annum, payable annually (but deferrable), have no stated maturity, and are convertible into common shares of Eurocastle at an initial conversion price of €0.30 per share (subject to adjustment based on the occurrence of certain capital events within Eurocastle, including the payment of dividends). The Fortress Funds which had an equity investment in Eurocastle acquired €15.4 million ($21.6 million) of these securities. Fortress acquired €1.2 million ($1.7 million) of these securities, which were recorded as part of Fortress’s investment in such portfolio company. Fortress elected to account for these securities at fair value (Note 4). In addition, the Principals and certain employees of Fortress acquired €8.8 million ($12.3 million) and €0.2 million ($0.2 million) of these securities, respectively.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Castles

The following table presents certain information with respect to the Castles as of December 31, 2009.

Annual Management Fee (A)	Incentive Income (B)	Incentive Income Threshold Return (B)	Carrying Value of Fortress’s Investments
1.5%	25%	8% - 10%	$4,760

(A)	Expressed as a percent of gross equity, as defined.
(B)	The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company’s gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from the Castles has been discontinued for an indeterminate period of time.

The management agreements between Fortress and the Castles provide for initial terms of one to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds as of December 31, 2009.

Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)	Incentive Income (D)
$ 3,464,995	$11,227	1.5% - 3%	15% - 25%

(A)	Excludes $128.2 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.
(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year basis. As a result of not meeting the incentive income thresholds with respect to a majority of current investors, the incentive income from a significant portion of the capital invested in Fortress’s hedge funds has been indefinitely postponed. Returns earned on capital from new investors continue to be incentive income eligible.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid During the Calendar Year
2009	$2,160,680	$4,903,164
2008 (A)	$5,460,525	$1,684,450
2007	$331,722	$289,096

(A)	The dollar value of fourth quarter 2008 redemptions from the flagship liquid hedge fund is based on such fund’s estimated January 31, 2009 net asset value; this is the redemption date for the fourth quarter redemption notification period due to the suspension.

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to year end, paid in January) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.

Hybrid Hedge Funds

The following table presents certain information with respect to the hybrid hedge funds as of December 31, 2009.

Net Asset Value (NAV) (A)	Fortress Share of NAV (B)	Annual Management Fee (C)		Incentive Income (D)
$ 7,425,659	$188,843	1	% - 2%	20%

(A)	Excludes $88.2 million of NAV which represents separately managed accounts, managed by Fortress subsidiaries. The fee arrangements for these accounts vary pursuant to the individual investment management agreements.
(B)	Net of employee amounts.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

(C)	Expressed as a percent of NAV (as defined).
(D)	Expressed as a percent of the total returns of the funds. The incentive income is earned on a calendar year (annual) basis. As a result of not meeting the incentive income thresholds with respect to a majority of current investors, the incentive income from a significant portion of the capital invested in Fortress’s hedge funds has been indefinitely postponed. Returns earned on capital from new investors continue to be incentive income eligible.

Investors in Fortress’s hybrid hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid During the Calendar Year
2009	$1,543,645	$708,352
2008	$1,505,412	$571,375
2007	$581,140	$201,721

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to year end, paid in January) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment. Furthermore, in some cases the funds may pay redeeming investors a discounted amount in exchange for a faster redemption.

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

Hybrid PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the hybrid PE funds as of December 31, 2009.

Total Capital Commitments (A)	Fortress and Affiliates Capital Commitments (B)	Carrying Value of Fortress’s Investments	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
$5,115,064	$258,497	$115,896	57.0%	Nov-2027	Feb-2032	1.0% - 1.5%	10% - 20%	0% - 8%

(A)	Represents the total amount of capital committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of:

Employees, Former Employees and BOD Members	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$29,843	$97,562	$15,000	$142,405	$116,092	$258,497

(C)	Subsequent to the end of the capital commitment periods, the respective capital commitments may not be drawn to fund new investments, but are available to maintain ongoing business of the funds. $0.1 billion of the total capital commitments extend beyond July 2013.
(D)	Including all available extensions. Only $1.6 billion of the total commitments extend beyond December 2020.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. Funds representing approximately $0.1 billion of total commitments have incentive income of 10%, the rest have incentive income of 20%. Funds representing approximately $0.6 billion of total commitments have a 0% threshold, the rest have a 6% or 8% threshold.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 52% as of December 31, 2009 based on a weighted average by total capital commitments, of the incentive income received from the hybrid private equity funds.

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

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2009, which comprised approximately 24% of its equity method investments, is in a fund which focuses on the U.S. rail transportation and real estate sectors.

Fortress elected to record its investments in and options from Newcastle and Eurocastle, and its investment in GAGFAH, at fair value. Fortress made this election to simplify its accounting for these publicly traded equity securities (and related options). As a result, Fortress recorded an aggregate increase to the carrying amounts of the Newcastle and Eurocastle assets of $22.9 million in 2008, which was recorded as a cumulative effect adjustment to retained earnings ($2.1 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.2 million). Fortress accounts for dividends received from these investments as dividend income, a component of Other Revenues.

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

	Equity Held by Fortress		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2009	2008	2009	2008	2007
Private equity funds, excluding NIH (A)	$506,383	$455,691	$4,458	$(225,161)	$(84,256)
NIH	2,486	3,666	557	22	2,411
Newcastle (B)	2,144	862	N/A	N/A	(1,016)
Eurocastle (B)	2,616	309	N/A	N/A	1,925

Total private equity	513,629	460,528	5,015	(225,139)	(80,936)
Liquid hedge funds	12,296	29,338	3,872	(6,350)	3,483
Hybrid hedge funds	220,511	185,676	35,235	(83,205)	15,341
Hybrid PE funds	115,896	96,610	15,845	10,495	391
Other	4,135	2,230	314	19	47

	$866,467	$774,382	$60,281	$(304,180)	$(61,674)

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).
(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2009
	Private Equity			Liquid Hedge Funds	Hybrid Funds
	NIH	Other Funds (A)	Castles (B)		Hedge Funds	PE Funds	Other	Total
Investment, beginning	$3,666	$455,691	$1,171	$29,338	$185,676	$96,610	$2,230	$774,382
Earnings from equity method investees	557	4,458	N/A	3,872	35,235	15,845	314	60,281
Other comprehensive income from equity method investees	(20)	—	N/A	—	—	1,310	—	1,290
Contributions to equity method investees	—	29,103	1,664	12,690	500	21,822	1,650	67,429
Distributions of earnings from equity method investees	(1,613)	(135)	N/A	(2,082)	—	(674)	(40)	(4,544)
Distributions of capital from equity method investees	(104)	(4,752)	N/A	(31,522)	(900)	(19,017)	(19)	(56,314)

Total distributions from equity method investees	(1,717)	(4,887)	N/A	(33,604)	(900)	(19,691)	(59)	(60,858)

Mark to fair value - during period (C)	N/A	19,734	1,850	N/A	N/A	N/A	N/A	21,584
Translation adjustment	—	2,284	75	—	—	—	—	2,359

Investment, ending	$2,486	$506,383	$4,760	$12,296	$220,511	$115,896	$4,135	$866,467

Ending balance of undistributed earnings	$—	$260	N/A	$92	$639	$6,452	$288	$7,731

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).
(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.
(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end. NIH, the Castles, GAGFAH and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity
	December 31, (or Year then Ended)
	2009	2008	2007
Assets	$10,993,214	$9,362,237
Debt	(705,432)	(917,432)
Other liabilities	(275,702)	(140,960)

Equity	$10,012,080	$8,303,845

Fortress’s Investment (A)	$506,383	$455,691

Ownership (B)	5.1%	5.5%

Revenues and gains (losses) on investments	$1,945,321	$(7,960,117)	$(5,278,813)
Expenses	(248,573)	(388,535)	(346,750)

Net Income (Loss)	$1,696,748	$(8,348,652)	$(5,625,563)

Fortress’s equity in net income (loss)	$4,458	$(225,161)	$(84,256)

			(C )

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.
(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(C)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds				Hybrid Hedge Funds
	December 31, (or Year then Ended)
	2009	2008	2007		2009	2008	2007
Assets	$9,641,111	$7,819,859			$11,048,076	$10,803,738
Debt	(5,093,283)	—			(3,086,138)	(4,285,944)
Other liabilities	(1,094,682)	(540,204)			(519,679)	(121,226)
Non-controlling interest	—	—			(16,600)	(29,922)

Equity	$3,453,146	$7,279,655			$7,425,659	$6,366,646

Fortress’s Investment	$12,296	$29,338			$220,511	$185,676

Ownership (A)	0.4%	0.4%			3.0%	2.9%

Revenues and gains (losses) on investments	$1,107,802	$(1,389,816)	$1,587,418		$1,724,965	$(2,089,700)	$904,741
Expenses	(155,638)	(590,162)	(880,868)		(294,586)	(388,651)	(427,816)

Net Income	$952,164	$(1,979,978)	$706,550		$1,430,379	$(2,478,351)	$476,925

Fortress’s equity in net income (loss)	$3,872	$(6,350)	$3,483		$35,235	$(83,205)	$15,341

			(C	)			(C	)

	Hybrid PE Funds
	December 31, (or Year then Ended)
	2009	2008	2007
Assets	$6,243,776	$4,103,809
Debt	(1,767,331)	(1,380,134)
Other liabilities	(95,807)	(137,473)
Non-controlling interest	(153,016)	—

Equity	$4,227,622	$2,586,202

Fortress’s Investment	$115,896	$96,610

Ownership (A)	2.7%	3.7%

Revenues and gains (losses) on investments	$1,917,862	$(468,833)	$11,835
Expenses	(152,487)	(72,589)	(21,159)

Net Income	$1,765,375	$(541,422)	$(9,324)

Fortress’s equity in net income (loss)	$15,845	$10,495	$391

			(C )

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended September 30, 2009, 2008 and 2007, respectively). It is recorded on a lag because it is a German entity and does not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.
(C)	The revenues and expenses of these entities were consolidated through March 31, 2007, the effective date of the deconsolidation (Note 1). As a result, the amounts shown for Fortress’s equity in net income of these entities relate to the period subsequent to March 31, 2007.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees, recorded at fair value, with carrying values as follows:

	December 31,
	2009	2008
Newcastle options	$719	$35
Eurocastle options	29	4

	$748	$39

Currently, all of the options are out of the money (that is, their strike price is above the current market price per share).

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the year ended December 31, 2009 which caused a change in Fortress’s accounting.

All of the VIEs are Fortress Funds which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages primarily all of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2009. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$352,787	$—	$2,740	(C	)(D)
Castles	11,150,750	12,066,365	13,335	(C	)(D)
Liquid Hedge Funds	7,773,895	5,090,344	7,170	(C	)(D)
Hybrid Hedge Funds	2,153,220	598,216	3,132	(C	)(D)
Hybrid PE Funds	268,919	5,300	3,710	(C	)(D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein, $11,438.7 million, $551.4 million, and $5.3 million represent financial borrowings which have weighted average maturities of 4.5, 3.2, and 0.5 years for the Castles, hybrid hedge funds, and hybrid PE funds, respectively.
(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.
(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Fortress is not the primary beneficiary of entities which represent collateralized loan obligation (“CLO”) structures, whose equity is owned by one of the Fortress hybrid hedge funds, because the related funds (which are not consolidated) are more closely associated with the CLOs than Fortress based on both a quantitative and qualitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.
(D)	Fortress’s investment includes $4.1 million, $0.5 million, and $1.0 million of management fees receivable from the Castles, hybrid hedge funds, and hybrid PE funds, respectively, as well as $3.7 million and $0.9 million in incentive income receivable from the liquid hedge funds and hybrid hedge funds, respectively. Fortress’s investment also includes $0.2 million, $3.7 million, $1.5 million, $0.6 million and $0.7 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, hybrid hedge funds and hybrid PE funds, respectively. In addition, Fortress has remaining capital commitments to certain hybrid PE funds which are VIEs which aggregated $3.3 million at December 31, 2009.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Net Unrealized Gains (Losses) from Affiliate Investments.

	Fair Value
	December 31,
	2009	2008	Valuation Method
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$2,662	$1,171	Level 1 - Quoted prices in active markets for identical assets
GAGFAH common shares	$51,950	$—	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$2,098	$—	Level 3 - Internal model using significant unobservable inputs
Newcastle and Eurocastle options	$748	$39	Level 2 - Lattice-based option valuation models using significant observable inputs

(A)	The debt bears interest at 20% per annum and is perpetual, but ECT may redeem the securities after two years at a premium of 20%. As of December 31, 2009, it has a face amount of €1.2 million ($1.7 million) and is convertible into ECT common shares at €0.30 per share.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed as follows:

Balance at December 31, 2008	$—
Transfers into Level 3	1,684
Total gains (losses) included in net income (including foreign currency translation)	414

Balance at December 31, 2009	$2,098

5.	DEBT OBLIGATIONS

					December 31, 2009
	Face Amount and Carrying Value				Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
			Contractual Interest Rate	Final Stated Maturity
	December 31,
Debt Obligation	2009	2008
Credit agreement (B)
Revolving debt (C)	$—	$104,041	LIBOR + 2.50% (D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.96%	1.35
Delayed term loan (C)	47,825	275,000	LIBOR + 2.50%	May 2012	3.20%	0.25

Total	$397,825	$729,041			3.87%	1.22

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.28%.
(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(C)	Approximately $66.2 million was undrawn on the revolving debt facility as of December 31, 2009. The revolving debt facility included a $25 million letter of credit subfacility of which $8.8 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.9 million of the undrawn amount was available.
(D)	Subject to unused commitment fees of 0.50% per annum.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

Rates on credit agreements were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees Paid
Jan 2006-Feb 2007	LIBOR+2.00%	0.375%	$7.0 million
Feb 2007-May 2007	LIBOR+1.50%	0.250%	None
May 2007-Feb 2008	LIBOR+1.20%	0.375%	$6.4 million
Feb 2008-Apr 2008	LIBOR+0.65%	0.200%	None
Apr 2008-Nov 2008	LIBOR+0.85%	0.250%	$4.9 million
Nov 2008-Mar 2009	LIBOR+2.00%	0.250%	$3.7 million
Mar 2009-Dec 2009	LIBOR+2.50%	0.500%	$4.2 million

In connection with the repayments of credit facilities, deferred loan costs of $2.0 million, $0.3 million, $0.6 million, $0.3 million and $1.6 million were written off to interest expense in February 2007, September 2008, November 2008, January 2009 and May 2009, respectively. In November 2008, the credit facility was amended to include a reduction of the revolving debt facility by $75 million and, in connection with the reduction, an additional $0.5 million of deferred loan costs were written off to interest expense. In March 2009, the credit facility was amended to include a reduction of the revolving debt facility by $50 million and a prepayment of the term loan by $75 million. In connection with this reduction, an additional $1.6 million of deferred loan costs were written off to interest expense in March 2009.

Pursuant to the terms of the credit agreement, outstanding term loans must be prepaid with 25% of the amount by which EBITDA, as defined in the credit agreement, for any twelve-month period exceeds $370 million (unless and until the amount of outstanding term loans equals or is less than $250 million).

Assuming no EBITDA-based required prepayments, Fortress’s outstanding debt matures as follows, based on terms in effect at December 31, 2009 (in thousands).

2010	$55,900
2011	41,925
2012	300,000

Total	$397,825

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 90% and 95% of face value at December 31, 2009 and between 55% and 60% of face value at December 31, 2008.

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

The credit agreement includes customary covenants. Fortress was in compliance with all of these covenants as of December 31, 2009. Among other things, Fortress is prohibited from incurring additional unsubordinated indebtedness or further encumbering its assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit AUM to be less than $22.0 billion as of December 31, 2009, and $20.0 billion as of the end of each fiscal quarter thereafter;

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

•	Permit the Consolidated Leverage Ratio, as defined in the credit agreement, to be greater than 3.5 to 1.0 for the remainder of the term of the credit agreement;

•

Permit the aggregate value of investments held, including certain cash, at any point in time, to be less than the amount equal to the sum of the term loans and the revolving loans, (including any outstanding letters of credit) then outstanding (the “Required Investment Assets”);

•

Permit the aggregate value of Fortress Fund Investments (generally defined in the credit agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interests in the Fortress private equity funds, liquid hedge funds and hybrid funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

•

Permit the aggregate value of the sum of (i) the Fortress Fund Investments plus (ii) certain investments in co-investment funds (in the aggregate, “Total Investments”) to be less than 60% of the Required Investment Assets (with no single co-investment fund investment exceeding $75 million);

•	Make incentive income clawback payments in excess of $20 million during a calendar year. To date, no clawback payments have been required. See Note 11 for a further analysis.

The following table sets forth the financial covenant requirements as of December 31, 2009.

	December 31, 2009 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥$	22,000	$31,773	(A)
Consolidated Leverage Ratio	≤	3.50	1.71	(B)
Required Investment Assets	≥$	407	$932	(C)
Fortress Fund Investments	≥$	163	$607	(C)
Total Investments	≥$	244	$754	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.
(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

Furthermore, under the terms of the credit agreement, Fortress must provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, Fortress has not yet received the audit opinions for all of its material funds for the fiscal year ended December 31, 2009. However, Fortress does not anticipate that it will receive a going concern opinion for any of its material funds.

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

Intercompany Debt

As a result of the Nomura transaction, Fortress’s initial and secondary public offerings, and other transactions, FIG Asset Co. LLC lent excess proceeds of $341.2 million to FIG Corp. pursuant to a demand note. As of December 31, 2009, the outstanding balance was $269.2 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

6.	INCOME TAXES AND TAX RELATED PAYMENTS

In connection with the Nomura Transaction and the initial public offering (Note 1), Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current
Federal income tax (benefit)	$(5,705)	$1,594	$9,067
Foreign income tax (benefit)	1,515	3,378	2,682
State and local income tax (benefit)	7,759	8,852	12,367

	3,569	13,824	24,116

Deferred
Federal income tax expense (benefit)	2,334	96,150	(14,550)
Foreign income tax expense (benefit)	377	(293)	350
State and local income tax expense (benefit)	(11,280)	5,482	(15,548)

	(8,569)	101,339	(29,748)

Total expense (benefit)	$(5,000)	$115,163	$(5,632)

For the years ending December 31, 2009, 2008 and 2007, deferred income tax (provisions) benefits of ($0.3) million, $0.5 million and $0.7 million were credited to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $1.0 million, $1.7 million and $1.7 million were credited to additional paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences are expected to result in taxable or deductible amounts in future years and the deferred tax effects are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse.

Fortress established a deferred tax asset in connection with the Nomura Transaction. That transaction, which involved Fortress’s purchase of Fortress Operating Group units from the Principals for an amount in excess of the historical carrying value of the underlying net assets, and an election by certain Fortress Operating Group entities under Section 754 of the Code, resulted in an increase of the tax basis of the assets owned by Fortress Operating Group. Fortress established this deferred tax asset for the expected tax benefit associated with the difference between the financial reporting basis of net assets and the tax basis of net assets, based on an estimated combined marginal federal and state tax rate of approximately 39.4%. The establishment of the deferred tax asset increased additional paid in capital as the transaction giving rise to the increase in tax basis was between Fortress and its shareholders. The deferred tax asset described above reflects the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

In addition, as a result of the contribution of a significant portion of the net proceeds of the initial public offering and the 2009 Offering (Note 1) by FIG Corp. to the capital of Fortress Operating Group, a temporary difference arose between the carrying value of Fortress Operating Group for financial reporting purposes and that for income tax purposes. A deferred tax asset has been recorded to reflect the deferred tax effects of the excess of the tax basis over the financial reporting basis that is expected to reverse in the foreseeable future. The establishment of this deferred tax asset also increased additional paid in capital.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The exchange by the principals of Fortress Operating Group units and Class B shares for Class A shares during 2009 (as described in Note 9) increased FIG Corp’s ownership percentage in the underlying Fortress Operating group entities. As a result of the increased ownership, the deferred tax asset was increased by $4.0 million with an offsetting increase of $1.9 million to the valuation allowance. In addition, the deferred tax asset was increased by $6.7 million related to a step-up in tax basis due to the share exchange which will result in additional tax deductions, while the liability for the tax receivable agreement was increased by $5.0 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels which, due to the challenging market conditions, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2009. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s estimated federal taxable ordinary income for 2007, 2008 and 2009 before deductions relating to the establishment of the deferred tax assets, excluding deferred tax assets arising from equity-based compensation, as well as the average of such amount needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008	$48.0

2009: Estimated	$51.2

2010 - 2015: Average Required	$54.4

2016 - 2021: Average Required	$81.4

Based on the effects of the continuing challenging credit conditions, Fortress has made an assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. Fortress has established a full valuation allowance for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. The establishment of the valuation allowance resulted in a reduction of the tax receivable agreement liability and a corresponding reduction of the deferred tax asset. Fortress recorded other income in connection with the reduction in the tax receivable agreement liability.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2009	2008
Deferred tax assets
Nomura transaction-tax basis adjustment
Tax basis goodwill and other intangible assets	$341,307	$359,285
Other assets	33,788	34,470
Principals’ exchange - tax basis adjustment
Tax basis goodwill and other intangible assets	6,397	—
Other assets	334	—
Public offering basis difference	16,147	21,327
Deferred incentive income	2,506	2,082
Compensation and benefits	66,115	25,931
Options in affiliates	15,686	11,433
Partnership basis differences	43,829	37,554
Other	19,144	11,935

Total deferred tax assets	545,253	504,017
Valuation allowance	(104,614)	(95,951)

Net deferred tax assets	$440,639	$408,066

Deferred tax liabilities (A)
Total deferred tax liabilities	$456	$592

(A)	Included in Other Liabilities

A reconciliation of the U.S. federal statutory income tax expense rate to Fortress’s effective income tax expense rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.00%	35.00%	35.00%
Income passed through to stockholders	3.03%	(3.39)%	78.46%
Compensation (A)	(36.75)%	(37.76)%	(106.89)%
State and local income taxes	1.00%	(1.96)%	6.38%
Tax receivable agreement liability reduction	(0.01)%	9.30%	—
Foreign taxes	(0.17)%	(0.94)%	(3.75)%
Deferred tax asset write-off	(0.13)%	(10.01)%	—
Valuation allowance	0.92%	(46.28)%	—
Other	(0.96)%	0.49%	(0.59)%

Effective income tax rate	1.93%	(55.55)%	8.61%

(A)	Related to LTIP expenses (Note 8) and Principals Agreement expenses (Note 8), both of which are not tax deductable and represent a significant permanent tax/GAAP difference.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one Class A share. Certain Fortress Operating Group entities have made an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp.) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals, such as in the Nomura transaction (Note 1), also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with the Nomura transaction and related tax effects, a $393 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Such amount is a component of the deferred tax effects reflected in the Statement of Equity. Subsequently, this liability has been adjusted based on the transactions described above and for payments under the agreement. In connection with the tax return filed for the year ended December 31, 2007, $16.9 million was paid to the Principals under the tax receivable agreement. In connection with the tax return filed for the year ended December 31, 2008, $14.5 million is due to the Principals. For the tax year ended December 31, 2009, the payments which are expected to become due pursuant to the tax receivable agreement are approximately $16.2 million, subject to finalization of Fortress’s tax return for such year. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced.

7.	RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from Affiliates was comprised of the following:

	Private Equity		Liquid Hedge Funds	Hybrid Funds
	Funds	Castles		Hedge Funds	PE Funds	Other	Total
December 31, 2009
Management fees and incentive income (A)	$17,116	$4,087	$7,557	$4,038	$11,200	$—	$43,998
Expense reimbursements (A)	5,471	3,750	1,802	4,752	3,010	—	18,785
Dividends and distributions	—	—	—	—	—	—	—
Other	88	179	—	—	1	1,460	1,728

Total	$22,675	$8,016	$9,359	$8,790	$14,211	$1,460	$64,511

December 31, 2008
Management fees and incentive income	$7,833	$4,094	$329	$1,285	$6,907	$—	$20,448
Expense reimbursements	6,289	2,734	1,211	2,115	3,536	—	15,885
Dividends and distributions	—	89	—	—	—	—	89
Other	1	—	—	—	—	2,081	2,082

Total	$14,123	$6,917	$1,540	$3,400	$10,443	$2,081	$38,504

(A)	Net of allowances for uncollectable management fees and expense reimbursements of $13.8 million and $0.8 million, recorded as General and Administrative expenses, respectively.

Due to affiliates was comprised of the following:

	December 31, 2009	December 31, 2008
Principals
- Tax receivable agreement - Note 6	$326,467	$338,649
- Distributions payable on Fortress Operating Group units	16,552	—
Other	2,957	7,616

	$345,976	$346,265

As of December 31, 2009, amounts due from Fortress Funds recorded in Due from Affiliates included $17.0 million of past due management fees, excluding $11.0 million which has been subordinated to other liabilities of the related fund and has been fully reserved by Fortress, and $3.4 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes these fees will ultimately be collectable as the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Other Related Party Transactions

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2009 and 2008, Fortress waived $0.7 million and $0.9 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.1 million and $0.3 million during 2009, 2008 and 2007, respectively. In addition, Fortress earned $7.0 million, $1.9 million and $0.0 million of other revenues from affiliates, primarily dividends, during 2009, 2008 and 2007, respectively.

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

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For 2009, 2008 and 2007, these expenses, mainly related to subscriptions to market data services, approximated $17.3 million, $21.0 million and $18.7 million, respectively, on a pro forma deconsolidated (Note 13) basis for 2007. Furthermore, the operating subsidiaries of the private equity funds have a separate cost sharing arrangement with each other.

The Principals have guaranteed payment on a several basis to the Fortress private equity funds and hybrid PE funds of any contingent repayment (clawback) obligation with respect to the private equity fund or hybrid PE fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, but only if Fortress has a net worth, as defined, of less than $10 million.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $1.6 million, $1.3 million and $0.6 million in 2009, 2008 and 2007, respectively.

In connection with the IPO, Fortress entered into a tax receivable agreement with the Principals, as described in Note 6, and the Principals entered into a forfeiture agreement with each other, as described in Note 8. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds.

In February 2007, Fortress entered into an agreement with two employees who were departing from Fortress to form their own investment management company. Fortress received a minority ownership interest in the management company, which receives management fees and incentive income from all funds formed by such company, and, as part of the transaction, a Fortress Fund received certain rights to invest at discounted fee rates in the fund being formed by the departing employees, and committed to invest $200 million in that fund subject to certain conditions (of which Fortress has funded $100 million). The transaction was approved by the advisory board of the Fortress Fund. In December 2008, the Fortress Fund agreed to eliminate its $100 million unfunded commitment and provide that fund with a $25 million revolving credit facility, which was repaid in full and terminated in December 2009.

During 2007, two departing Fortress employees entered into sourcing agreements with a Fortress Fund pursuant to which the Fortress Fund agreed to make contingent payments to the former employees based on the employees sourcing future transactions for that Fortress Fund. One of these agreements was terminated in 2009 with no payments having been made. With respect to the other agreement, approximately $0.6 million was incurred through December 31, 2009.

In March 2007, one of the Portfolio Companies leased office space to a company owned by one of the Principals. The Principal pays approximately $0.2 million per annum in rent to the Portfolio Company.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

In March 2007, in conjunction with the deconsolidation (Note 1), Fortress transferred its general partner interests in certain CDO Portfolio Companies to certain Fortress Funds for $6.5 million.

In June 2007, Fortress sold two investments to Real Assets Fund, a hybrid PE Fortress Fund. Fortress received $29.1 million from the sales and recorded gains aggregating $0.4 million.

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

	Loans	Preferred Equity
Balance at December 31, 2007	$—	$80,585
2008
Advances	16,179	103,096
Repayments	(16,179)	(169,285)

Balance at December 31, 2008	—	14,396
2009
Advances	—	—
Repayments	—	(14,396)

Balance at December 31, 2009	$—	$—

In November 2008, the Principals purchased $35.1 million of shares of one investment from a private equity Fortress Fund, and invested $13.9 million in preferred equity issued by such fund which bears a 20% preferred return. This preferred equity was retired in 2009.

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

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $350.4 million in committed capital for the fund during 2009 and receives, from Fortress, a fee equal to 1% of all such capital.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

In July 2009, Fortress entered into an employment offer letter with Daniel H. Mudd, pursuant to which Mr. Mudd began serving as the Chief Executive Officer of Fortress on August 11, 2009. Fortress will provide Mr. Mudd with an annual base salary of $200,000 for each of 2009 and 2010. Mr. Mudd will receive a cash bonus of $1.3 million for 2009 and $1.8 million for 2010.

Mr. Mudd received a grant of 7,243,577 restricted stock units (the “RSU Grant”) with a value, as defined in the agreement, of $25,000,000. One-half of the RSU Grant consisted of dividend-paying restricted stock units. The RSU Grant will vest in equal annual installments on each of the first eight (8) anniversaries of Mr. Mudd’s start date, subject to Mr. Mudd’s continued employment on each such anniversary. Mr. Mudd was also granted 116,822 restricted Class A Shares with a value of $500,000 on January 1, 2010. In addition, Fortress purchased a residential property from Mr. Mudd in August 2009 for $8.5 million, which was equal to its estimated market value. This property was sold in December 2009 for net proceeds of $7.0 million.

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. Such reimbursements aggregated $0.3 million, $0.4 million and $1.5 million in 2009, 2008 and 2007, respectively.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to the equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2009	2008
Principals’ Fortress Operating Group units	$301,469	$47,305
Employee interests in majority owned and controlled fund advisor and general partner entities	35,789	23,981
Other	839	176

Total	$338,097	$71,462

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Year Ended December 31,
	2009	2008	2007
Principals’ Fortress Operating Group units	$(660,504)	$(890,970)	$(544,551)
Employee interests in majority owned and controlled fund advisor and general partner entities	5,919	(8,297)	8,296
Third party investors in Fortress Funds (A)	—	—	(460,615)
Other	58	469	—

Total	$(654,527)	$(898,798)	$(996,870)

(A)	Prior to the deconsolidation (Note 1) on March 31, 2007.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to Fortress	$(254,615)	$(322,288)	$(59,803)
Transfers (to) from the Principals’ and Others’ Interests:
Decrease in Fortress’s paid-in-capital for Purchase of
46,000,000 Fortress Operating Group Units	(144,572)	—	—
Conversion to Class A Shares (A)	4,232	—	—

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(394,955)	$(322,288)	$(59,803)

(A)	In August 2009, the Principals exchanged an aggregate of 4,297,698 FOG units and Class B shares for an equal number of Class A shares. Of these shares, 2,410,904 were simultaneously contributed by the Principals to various charitable organizations.

As a result of the 2009 Offering (Note 1), the Principals’ recorded interests in FOG were increased by $144.6 million (the capital raise was accretive to the Principals’ interests).

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

8.	EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Equity-based compensation, per below	$228,651	$148,486	$132,469
Profit-sharing expense, per below	37,581	33,067	281,285
Discretionary bonuses	119,069	123,796	122,343
Other payroll, taxes and benefits	119,344	135,310	122,718

	$504,645	$440,659	$658,815

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 115,000,000 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2009. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan.

Granted To	Type of Award	Service Conditions	Entitled to Dividends	Accounting	December 31, 2009 Shares/Units Outstanding
		(A)	(B)
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	25,997,904

	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	17,915,334

	RSUs	No	Yes	Fair value at grant date discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	394,286

	RSUs	No	No	Fair value at grant date discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delivery of shares as described in (B)), expensed at grant date.	634,287

	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	2,857,143

	RPUs	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	31,000,000

Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period (B).	216,367

Employees of our Private Equity Funds	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	5,920,615

Other Non- Employees	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	768,439

(A)	Generally, such awards vest 25% at the end of each of the third through sixth years of service (for employees) and 33-1/3% after each of Fortress’s next three annual meetings (for directors). Certain employees (primarily those hired after the IPO) have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.
(B)	Vested Class A shares will be delivered to employee grant recipients 25% at each of, or within no more than six months after, the end of each of the third through sixth years of service. Director restricted shares were delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that have a maximum value that corresponds to 2.9 million Fortress Operating Group units, granted by one of the Principals to one of Fortress’s employees at the date of the IPO. The profits interests have a five-year cliff-vesting service condition.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

(D)	Represents Fortress Operating Group (“FOG”) restricted partnership units (“RPUs”) granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The interests will vest into full capital interests in newly issued FOG units in three equal portions on the first business day of 2011, 2012 and 2013, respectively, subject to continued employment with Fortress. In connection with this grant, Fortress has reduced the employee’s profit sharing interests in various Fortress Funds. This reduction in expense related to profit sharing interests impacted Fortress’s 2008 Income (Loss) Before Deferred Incentive Income and Income Taxes by approximately $20.2 million.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. The estimated forfeiture factors used as of December 31, 2009 and 2008 were 26% and 33%, respectively, for unvested RSU awards that are entitled to dividends and 35% and 35%, respectively, for unvested RSU awards that are not entitled to dividends. During 2009 and 2008, the actual forfeiture rate incurred as well as the decrease in Fortress’s share price from prior levels, somewhat offset by the effects of a weaker economy (which generally reduces voluntary turnover), caused changes in management’s forfeiture expectations and assumptions. The result of these changes in estimates was an increase of equity based compensation expense of $5.9 million during the year ended December 31, 2009 and a reduction of equity-based compensation expense of $18.9 million during the year ended December 31, 2008.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s IPO in February 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. No material awards requiring a volatility assumption for valuation were issued during 2009 or 2008. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

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

	Range of Assumptions
	2009	2008	2007
Initial dividend rate	0%	2.72% - 9.02%	2.25% - 5.61%
Dividend growth rate	0%	0% - 20%	20%
Risk-free discount rate	N/A	0.62% - 3.71%	2.88% - 5.15%

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

	Range of Assumptions
	2009	2008	2007
Dividend growth rate	N/A (A)	N/A (A)	2.96% - 3.68%
Risk-free discount rate	N/A (A)	N/A (A)	4.54% - 4.79%
(A) None issued in 2009 or 2008.

The estimated fair value of the LTIP award was estimated using a Monte Carlo simulation valuation model with the following assumptions: volatility (35%), term (equal to vesting period), and risk-free discount rate (4.79%) of like term.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

The following tables set forth information regarding equity-based compensation activities.

	RSUs						RPUs
	Employees		Non-Employees		Restricted Shares Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2007	43,215,535	$16.74	9,318,968	$15.22	97,296	$18.50	—	$—
2008
Issued	2,290,811	10.46	731,083	8.96	11,878	11.72	31,000,000	13.75
Forfeited	(4,641,030)	15.48	(1,449,184)	14.34	—	—	—	—

Outstanding at December 31, 2008	40,865,316	$16.53	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75

2009
Issued	7,243,577	3.25	352,162	2.58	127,482	3.77	—	—
Converted to Class A shares	(402,606)	12.50	(687,863)	22.84	(9,479)	15.60	—	—
Forfeited	(2,764,476)	13.82	(1,576,112)	14.63	(10,810)	18.50	—	—

Outstanding at December 31, 2009 (B)	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75

	Year Ended December 31,
	2009	2008	2007
Expense incurred (B)
Employee RSUs	$116,262	$89,411	$110,738
Non-Employee RSUs	13,834	(12,395)	15,035
Restricted Shares	472	601	536
LTIP	6,876	6,895	6,160
RPUs	90,507	63,974	—
Granted Class A shares	700	—	—

Total equity-based compensation expense (C)	$228,651	$148,486	$132,469

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of December 31, 2009 for awards granted to non-employees was $4.45, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.
(B)	Fortress will further recognize, in the future, compensation expense on its non-vested equity-based awards outstanding as of December 31, 2009 of $632.8 million, with a weighted average recognition period of 3.1 years. This does not include amounts related to the Principals Agreement.
(C)	The equity-based compensation expense resulted in $1.5 million, $1.7 million and $1.7 million of recognized tax benefit during the years ended December 31, 2009, 2008 and 2007, respectively.

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to the fifth anniversary of the IPO, a portion of the equity interests held by that Principal as of the completion of the IPO will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. As a result of the service requirement, the fair value (measured at the date of the IPO) of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $952.1 million, $954.7 million and $853.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital. Of the total increase in capital during the years ended December 31, 2009, 2008 and 2007 from equity-based compensation arrangements of $1,180.7 million, $1,103.2 million and $985.4 million, respectively, $335.6 million, $256.6 million and $229.2 million, respectively, increased Fortress’s paid-in capital, as reflected in the Statement of Equity, and $845.1 million, $846.6 million and $756.2 million, respectively, increased Principals’ interests in equity of consolidated subsidiaries, corresponding to the Principals’ interest in the equity-based compensation expense.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Private equity funds (A)	$3,472	$(23,033)	$104,580
Castles	(192)	4,794	10,169
Liquid hedge funds	16,139	41,808	121,961
Hybrid hedge funds	6,201	9,212	44,575
Hybrid PE funds	11,961	286	—

Total	$37,581	$33,067	$281,285

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $2.6 million to the 401(K) Plan in 2010 related to employee contributions made in 2009. Similarly, Fortress contributed $3.0 million and $2.2 million in 2009 and 2008, related to employee contributions in 2008 and 2007, respectively.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	January 17 through December 31, 2007
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	91,901,884	91,901,884
Fully vested restricted Class A share units with dividend equivalent rights	312,943	312,943
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	92,214,827	92,214,827

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(193,200)	$(193,200)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(3,867)	(3,867)
Dilution in earnings of certain equity method investees	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(197,067)	$(197,067)

Weighted average shares outstanding	92,214,827	92,214,827

Basic and diluted net income (loss) per Class A share	$(2.14)	$(2.14)

	Year Ended December 31, 2008
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	407,255	407,255
Fully restricted Class A shares	26,881	26,881
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(322,288)	$(322,288)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(7,406)	(7,406)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(331,970)	$(331,970)

Weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share	$(3.50)	$(3.50)

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

	Year Ended December 31, 2009
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	124,460,961	124,460,961
Fully vested restricted Class A share units with dividend equivalent rights	1,185,375	1,185,375
Fully restricted Class A shares	94,561	94,561
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	125,740,897	125,740,897

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(254,615)	$(254,615)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(7,552)	(7,552)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income tax at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(262,167)	$(262,167)

Weighted average shares outstanding	125,740,897	125,740,897

Basic and diluted net income (loss) per Class A share	$(2.08)	$(2.08)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net losses incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units
Year Ended December 31, 2009	25,069,721
Year Ended December 31, 2008	27,746,289
Period from January 17, 2007 to December 31, 2007	24,369,885

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

In August 2009, the Principals exchanged an aggregate of 4,297,698 FOG units and Class B shares for an equal number of Class A shares. Of these shares, 2,410,904 were simultaneously contributed by the Principals to various charitable organizations.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2009	2008	2007	2009	2008
Class A shares (public shareholders)	124,460,961	94,500,351	87,873,308	145,485,255	94,500,351
Restricted Class A shares (directors)	158,500	104,860	86,900	216,367	109,174
Restricted Class A share units (employees) (A)	1,185,375	407,255	299,225	1,174,117	631,260
Restricted Class A share units (employees) (B)	24,153,521	23,815,846	21,268,152	25,218,073	22,955,132
Fortress Operating Group units (Principals)	310,576,187	312,071,550	314,485,641	307,773,852	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	21,852,459	—	31,000,000	31,000,000

Total	491,534,544	452,752,321	424,013,226	510,867,664	461,267,467

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.
(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions are summarized as follows:

	Declared in Prior Year, Paid Current Year	Declared in Current Year
		Declared and Paid	Declared but not yet Paid	Total
2009:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	—	45,468	15,166	60,634
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	—	4,540	1,386	5,926

Total distributions	$—	$50,008	$16,552	$66,560

2008:
Dividends on Class A Shares	$21,285	$42,572	$—	$42,572
Dividend equivalents on restricted Class A share units (A)	5,428	10,914	—	10,914
Distributions to Fortress Operating Group unit holders (Principals)	60,176	143,462	—	143,462
Distributions to Fortress Operating Group RPU holders (Note 8)	—	6,975	—	6,975

Total distributions	$86,889	$203,923	$—	$203,923

2007:
Dividends on Class A Shares	$—	$56,633	$21,285	$77,918
Dividend equivalents on restricted Class A share units (A)	—	13,811	5,428	19,239
Distributions to Fortress Operating Group unit holders (Principals)	—	258,783	60,176	318,959
Predecessor distributions (prior to January 17, 2007)	—	415,876	—	415,876

Total distributions	$—	$745,103	$86,889	$831,992

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.
(B)	Fortress Operating Group made tax-related distributions to the Principals and RPU holders.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

General Partner Liability – Certain of Fortress’ consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles. In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on the Fortress balance sheet in consolidation until the time such liability is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such liabilities if creditors choose to sue to seek repayment of such liabilities. See “Litigation” below.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2009, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

Regulatory Matters – In the ordinary course of business, Fortress and its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund and Hybrid PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $131.4 million at December 31, 2009. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment – Incentive income received from certain Fortress Funds, primarily private equity funds and hybrid PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Furthermore, one of the private equity funds (NIH) is entitled to 50% of the incentive income from another private equity fund (Fund I). Fortress is contingently liable under a guarantee for any contingent repayment of incentive income from Fund I to NIH. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11. In November 2008, one of Fortress’s private equity Fortress Funds raised additional capital. The additional capital increased the maximum amount of promote that the fund would be able to claw back from Fortress. This increase in the amount of maximum potential clawback was accounted for as a guarantee which was recorded at its fair value of $3.2 million. In 2009, this additional capital and related dividends were repaid and retired, and the guarantee was therefore effectively extinguished.

Private Equity Fund Operating Expense Limit – Fortress is contingently liable, under an agreement with the operating subsidiaries of its private equity funds, for any expenses of such subsidiaries in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ investors). Fortress monitors these expenses and does not expect to make any payments related thereto

Debt Covenants – Fortress’s debt obligations contain various customary loan covenants (Note 5). Fortress was in compliance with all of its loan covenants as of December 31, 2009.

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in New York, Atlanta, Berlin, Charlotte, Cologne, Dallas, Frankfurt, Hong Kong, London, Los Angeles, Munich, New Canaan, San Diego, Shanghai, Sydney, Tokyo and Toronto. In addition, Fortress has small leases on certain disaster recovery and temporary office locations.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through May-2017
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	6 - 9 months	4 - 12 months
Leasehold improvement incentives	$3,186	$566
Renewal periods	Two 1-year options on one lease and remainder have none	5-year option on three leases, 2-year option on one lease, 2 or 3-year option on three leases with a 15 month notification period and remainder have none.

Minimum future rental payments (excluding escalations) under these leases is as follows:

2010	$18,657
2011	12,430
2012	11,941
2013	11,747
2014	11,131
Thereafter	22,506

Total	$88,412

Rent expense recognized on a straight-line basis during the years ended December 31, 2009, 2008 and 2007 was $19.3 million, $20.4 million, and $15.4 million, respectively, and was included in General, Administrative and Other Expense.

11.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) hybrid hedge funds, (v) hybrid PE funds, and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies. Due to the increased significance of the principal investments segment and hybrid PE funds segment, they have been disaggregated from the other segments for all periods presented.

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

Management assesses the net performance of each segment based on its “distributable earnings” and utilizes “fund management distributable earnings” or “fund management DE” as a supplemental measure of segment performance. Neither distributable earnings or fund management DE is a measure of cash generated by operations which is available for distribution. Rather, they are supplemental measures of operating performance used by management in analyzing its segment and overall results. Neither distributable earnings or fund management DE should be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and they are not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

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

	a.	for equity method investments in the Castles (prior to 2008), private equity funds and hybrid PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

	b.	subtracting gains (or adding losses) on stock options held in the Castles,

	c.	subtracting unrealized gains (or adding unrealized losses) from consolidated private equity funds and hybrid PE funds (prior to March 31, 2007),

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

(vi)	adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP, and adding or subtracting any difference in goodwill impairment resulting from a difference in the basis of goodwill between GAAP and segment basis reporting,

(vii)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals (Note 8),

(viii)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(ix)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. We define our segment operating margin to be equal to fund management DE divided by segment revenues.

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores potentially significant unrealized gains and losses and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Fund management DE is further limited due to its exclusion of the performance of our investments and related financing, which are material. Management utilizes distributable earnings and fund management DE as well as net income in its analysis of the overall performance of Fortress and notes that the two measures are each useful for different purposes

Total segment assets are equal to total GAAP assets adjusted for:

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

(iii)	the difference between the GAAP carrying amount for options owned in certain of the Castles and their carrying amount for segment reporting purposes, which is intrinsic value, and

(iv)	the difference, if any, between the GAAP carrying amount of goodwill and its carrying amount for segment reporting purposes, resulting from potential changes in the value of contingent consideration expected to be payable in equity, which are recorded through income for GAAP purposes and as a basis adjustment for segment reporting purposes, and any related differences in recorded goodwill impairment.

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, Castles and hybrid PE funds.

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

DE is Fortress’s segment measure of operating performance and is defined by Fortress’s “chief operating decision maker” (“CODM”), which is its management committee. The CODM receives performance reports on Fortress’s segments on a DE basis pursuant to their requirements for managing Fortress’s business.

Investments in Private Equity Funds

For DE purposes, investments in private equity funds are held at their cost basis, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value (“NAV”) of a fund attributable to Fortress’s investment is less than its cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the “other than temporary” impairment criteria in a manner similar to the one specified for accounting for certain debt and equity securities under GAAP. As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis.

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

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

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

Investment Impairment for DE purposes

Fortress had the following direct and indirect investments in private equity funds, Castles and hybrid PE funds, as of December 31, 2009:

Fund	Fortress Share of NAV		Fortress Current Cost Basis (A)	Deficit		% Below Current Cost Basis (A)	% Below Original Cost Basis (B)	Periods in Deficit	Year Ended Dec 31, 2009 DE Impairment Recorded (C)	Notes
Main Funds
NIH	$2,486		$—	$	N/A	N/A	N/A	N/A	$—
Fund I	125		—		N/A	N/A	N/A	N/A	—
Fund II	4,543		1,263		N/A	N/A	N/A	N/A	(248)
Fund III and Fund III CO	9,613		5,286		N/A	N/A	15%	7 Quarters	(232)
Fund IV and Fund IV CO	112,376		99,080		N/A	N/A	26%	9 Quarters	(6,184)
Fund V and Fund V CO	55,604		34,926		N/A	N/A	52%	9 Quarters	(5,553)
Mortgage Opportunities Funds	4,424		2,309		N/A	N/A	49%	7 Quarters	(518)
Long Dated Value Funds	20,582		17,945		N/A	N/A	N/A	N/A	—
Real Assets Funds	15,820		12,458		N/A	N/A	N/A	N/A	—
Credit Opportunities Funds	33,211		15,672		N/A	N/A	N/A	N/A	(562)
Japan Opportunity Fund	1,793		1,512		N/A	N/A	N/A	N/A	—
Single Investment Funds and Direct Investments (combined)
GAGFAH (XETRA: GFJ)	61,383		32,090		N/A	N/A	37%	7 Quarters	(6,588)
Brookdale (NYSE: BKD)	24,826		8,200		N/A	N/A	45%	9 Quarters	(749)
Aircastle (NYSE: AYR)	661		366		N/A	N/A	N/A	N/A	—
Private investment #1	47,917		43,115		N/A	N/A	28%	7 Quarters	(10,002)
Private investment #2	2		255		(253)	(99)%	100%	8 Quarters	(1,271)
Private investment #3	212,545		275,708		(63,163)	(23)%	23%	9 Quarters	(63,163)
Private investment #4	56,001	(E)	31,525		N/A	N/A	N/A	N/A	—
Asian Direct Investments	4,347		2,167		N/A	N/A	N/A	N/A	—
Other, net	45,139		45,916		(777)	(2)%	N/A	Various	(5,618)	(D)
Castles
Eurocastle (EURONEXT: ECT)	2,616		1,973		N/A	N/A	82%	7 Quarters	—
Newcastle (NYSE: NCT)	2,144		667		N/A	N/A	87%	6 Quarters	(195)

Total	$718,158		632,433		$(64,193)				$(100,883)

Impact of Fourth Quarter Impairment			(66,824)

Fortress Cost Basis After Impairment			$565,609

(A)	Current cost basis is net of any impairments taken in prior quarters but before impairment taken at December 31, 2009.
(B)	Original cost basis is before any impairment.
(C)	All deficits (instances where cost basis exceeded NAV) have been fully impaired as of December 31, 2009 except approximately $1.0 million pursuant to note (D) below.
(D)	This primarily represents indirect investments in funds through hedge fund special investment accounts, including Fortress Funds not represented individually in the table as well as funds managed by third parties. Fortress’s CODM has analyzed each of these investments individually and recorded other than temporary impairment where it was deemed appropriate.
(E)	Fortress’s GAAP carrying value for this investment is $41.2 million.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds, which are subject to contingent clawback, as of December 31, 2009:

Private Equity Funds

	Gross Undistributed Incentive (A)	Gross Distributed Incentive by Fund (A)	Gross Distributed Incentive Subject to Clawback (A) (B)	Gross Intrinsic Clawback (A) (C)	Employee Portion (A) (D)
Fund I	$16,342	$329,895	$3,758	N/A	N/A
Fund II - A	32,830	191,726	57,193	N/A	N/A
Fund II - B	—	62,962	19,209	$9,430	$3,401
Fund III	—	72,483	72,483	72,483	27,375
FRID	—	16,739	16,739	16,739	6,698
Other PE funds	—	—	N/A	N/A	N/A

	$49,172	$673,805	$169,382	$98,652	$37,474

	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year Inception to Date Reserve, Net (A)	YTD Reserve Increase (Decrease), Gross (A)	YTD Reserve Increase (Decrease), Net (A)	Inception to Date Reserve, Net (A)
Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(E	)
Fund II - A	N/A	N/A	$18,376	$(28,742)	$(18,376)	$—	(F	)
Fund II - B	$6,029	5 Quarters	7,466	1,650	1,054	8,520	(G	)
Fund III	45,108	8 Quarters	45,108	—	—	45,108	(H	)
FRID	10,041	10 Quarters	10,041	—	—	10,041	(H	)

	$61,178		$80,991	$(27,092)	$(17,322)	$63,669

Hybrid PE Funds

	Gross Undistributed Incentive (A) (I)	Gross Distributed Incentive (A) (I) (J)
Hyrbid PE Funds with undistributed incentive income	$208,808	$22,815
Hybrid PE Funds without undistributed incentive income	—	412

	$208,808	$23,227

See footnotes on next page.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

(A)	Gross or net of employee profit sharing, as noted.
(B)	Includes deferred incentive income from the consolidated balance sheet, gross of promote related to non-fee paying investors (affiliates).
(C)	Intrinsic clawback is the maximum amount of clawback that would be required to be repaid to the fund if the fund were liquidated at its NAV as of the reporting date. It has not been adjusted for any tax related effects.
(D)	Employees who have received profit sharing payments in connection with private equity or hybrid PE incentive income are liable to repay Fortress for their share of any clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees (or former employees).
(E)	This fund had significant unrealized gains at December 31, 2009. As a result, the CODM determined that no reserve for clawback was required.
(F)	The previously recorded reserve on this fund was reversed in the current period. Based on increases in the value of the fund’s investments as well as distributions made by the fund, Fortress’s CODM has determined that the likelihood of a clawback with respect to this fund is remote.
(G)	Fortress’s CODM performed a sensitivity analysis on the values of this fund’s investments and determined that an incremental reserve was required such that the likelihood of a clawback in excess of the reserve is expected to be remote
(H)	The potential clawback on these funds has been fully reserved in prior quarters.
(I)	Represents only fee-paying investors.
(J)	Distributed incentive income to date related to hybrid PE funds represents tax related distributions which were not subject to clawback.

Impairment Determination

Fortress has recorded a total of approximately $83.6 million of impairment and net reserves, including reversals of prior reserves, for DE purposes on certain private equity funds and hybrid PE funds as described above for DE purposes during 2009. Fortress expects aggregate returns on its other private equity funds and hybrid PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2009 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $1.0 million.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Unconsolidated Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
December 31, 2009 and the Year then Ended
Segment revenues
Management fees	$131,470	$50,362	$79,368	$122,759	$39,849	$—	$—	$423,808
Incentive income	36,506	—	14,195	1,960	22,792	—	—	75,453

Segment revenues - total	$167,976	$50,362	$93,563	$124,719	$62,641	$—	$—	$499,261

Fund management distributable earnings	$115,896	$20,899	$21,297	$21,506	$29,419	$—	$(971)	$208,046

Pre-tax distributable earnings	$115,896	$20,899	$21,297	$21,506	$29,419	$(82,397)	$(971)	$125,649

Total segment assets	$22,587	$8,660	$9,730	$7,966	$14,223	$924,202	$525,156	$1,512,524

							(A )

(A) Unallocated assets include deferred tax assets of $440.6 million.

December 31, 2008 and the Year then Ended
Segment revenues
Management fees	$162,891	$54,102	$217,575	$147,823	$15,300	$—	$—	$597,691
Incentive income	(94,719)	12	17,658	13,609	412	—	—	(63,028)

Segment revenues - total	$68,172	$54,114	$235,233	$161,432	$15,712	$—	$—	$534,663

Fund management distributable earnings	$65,208	$15,409	$96,063	$37,548	$3,167	$(818)	$(548)	$216,029

Pre-tax distributable earnings	$65,208	$15,409	$96,063	$37,548	$3,167	$(379,032)	$(548)	$(162,185)

Total segment assets	$4,555	$8,879	$1,540	$3,380	$10,443	$1,038,638	$489,385	$1,556,820

December 31, 2007 and the Year then Ended
Segment revenues
Management fees	$127,490	$49,661	$158,882	$129,516	$4,449	$—	$—	$469,998
Incentive income	275,254	39,490	199,283	97,465	—	—	—	611,492

Segment revenues - total	$402,744	$89,151	$358,165	$226,981	$4,449	$—	$—	$1,081,490

Fund management distributable earnings	$267,726	$44,223	$159,296	$59,137	$3,288	$—	$(9,196)	$524,474

Pre-tax distributable earnings	$267,726	$44,223	$159,296	$59,137	$3,288	$27,026	$(9,196)	$551,500

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2009	2008	2007
Fund management distributable earnings	$208,046	$216,029	$524,474
Investment income (loss)	(58,390)	(338,572)	61,339
Interest expense	(24,007)	(39,642)	(34,313)

Pre-tax distributable earnings	125,649	(162,185)	551,500

Adjust incentive income
Incentive income received from private equity funds and hybrid PE funds, subject to contingent repayment	$(9,413)	$(26,077)	$(193,312)
Incentive income accrued from private equity funds and hybrid PE funds, not subject to contingent repayment	12,951	36,003	313,163
Incentive income received from private equity funds and hybrid PE funds, not subject to contingent repayment	—	17	(73,644)
Incentive income from hedge funds, subject to annual performance achievement	—	—	—
Incentive income received from the sale of shares related to options	—	—	(1,916)
Reserve for clawback, gross (see discussion above)	(27,092)	123,460	—

	(23,554)	133,403	44,291

Adjust other income
Distributions of earnings from equity method investees**	(1,284)	(367)	(16,535)
Earnings (losses) from equity method investees**	20,498	(236,148)	(92,465)
Gains (losses) on options in equity method investees	653	(15,960)	(112,498)
Gains (losses) on other investments	23,944	(36,686)	75
Incentive income guarantee (Note 3)	3,200	(3,200)	—
Impairment of investments (see discussion above)	100,883	286,379	—
Adjust income from the receipt of options	—	—	2,006

	147,894	(5,982)	(219,417)

Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(227,482)	(158,332)	(129,517)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	9,770	(4,927)	(9,648)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	(4)	5,761

	(217,712)	(163,263)	(133,404)

Adjust Principals’ equity-based compensation expense	(952,077)	(954,685)	(852,956)
Adjust non-controlling interests related to Fortress Operating Group units	660,504	890,970	544,551
Adjust tax receivable agreement liability	(55)	55,115	—
Adjust income taxes	4,736	(115,661)	5,632

Total adjustments	(380,264)	(160,103)	(611,303)

Net Income (Loss) Attributable to Class A Shareholders	(254,615)	(322,288)	(59,803)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(654,527)	(898,798)	(996,870)

Net Income (Loss)	$(909,142)	$(1,221,086)	$(1,056,673)

Total segment assets	$1,512,524	$1,556,820
Adjust equity investments from cost	106,902	(5,743)
Adjust investments gross of employee portion	40,093	26,619
Adjust option investments to intrinsic value	748	39

Total assets (GAAP)	$1,660,267	$1,577,735

**	This adjustment relates to all of the Castles, private equity, and hybrid PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2009	2008	2007
Segment revenues	$499,261	$534,663	$1,081,490
Consolidation of Fortress funds	—	—	317,114
Eliminations	—	—	(269,607)
Adjust management fees*	14,417	650	66
Adjust incentive income	(23,554)	133,403	44,291
Adjust income from the receipt of options	—	—	2,006
Other revenues*
Adjust management fees from non-affiliates	(4,724)	(5,334)	(4,832)
Adjust incentive income from non-affiliates	(999)	(13,787)	(1,209)
Adjust other revenues (including expense reimbursements)	99,694	82,205	66,696

	93,971	63,084	60,655

Total revenues (GAAP)	$584,095	$731,800	$1,236,015

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation expense by segment was as follows:

Year Ended December 31,	Private Equity		Liquid Hedge Funds	Hybrid Funds		Unallocated	Total
	Funds	Castles		Hedge Funds	PE Funds
2009	$1,121	$549	$1,901	$3,113	$633	$3,467	$10,784
2008	990	700	3,176	2,966	196	1,966	9,994
2007	940	834	2,502	2,673	64	1,441	8,454

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2009 (referred to as “subsequent events”) through the issuance of these consolidated and combined financial statements. Events subsequent to that have not been considered in these financial statements.

In January 2010, Fortress granted 8.0 million RSUs to its employees and affiliates valued at an aggregate of $37.5 million on the grant date. These RSUs generally vest over two and a half years. Furthermore, 11.1 million existing RSUs vested in January 2010 and the related Class A shares will be delivered within six months pursuant to the plan documents. A portion of these Class A shares will be sold to cover withholding tax requirements.

On February 16, 2010, Fortress announced that certain of its consolidated affiliates have agreed to acquire Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for $21 million (subject to certain adjustments), with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. Logan Circle is a fixed income asset manager with approximately $12 billion in assets under management as of December 31, 2009. The closing of the transaction is currently anticipated to occur by the end of the second quarter of 2010 and is subject to customary approvals.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

13.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information is presented in order to provide 2007 data which is more comparable to the 2009 and 2008 periods as a result of the deconsolidation (Note 1).

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of operations information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidated
Revenues
Management fees from affiliates	$414,166	$53,072	$467,238
Incentive income from affiliates	442,892	211,682	654,574
Expense reimbursements from affiliates	48,191	(3,232)	44,959
Other revenues	21,736	—	21,736
Interest and dividend income - investment company holdings	309,030	(309,030)	—

	1,236,015	(47,508)	1,188,507

Expenses
Interest expense
Investment company holdings	132,620	(132,620)	—
Fortress debt	34,313	—	34,313
Compensation and benefits	658,815	(9,805)	649,010
Principals agreement compensation	852,956	—	852,956
General, administrative and other	99,885	(22,024)	77,861
Depreciation and amortization	8,454	—	8,454

	1,787,043	(164,449)	1,622,594

Other Income (Loss)
Gains (losses) from investments
Investment company holdings	(647,477)	647,477	—
Direct investments
Net realized gains (losses)	(2,037)	—	(2,037)
Net realized gains (losses) from affiliate investments	145,449	—	145,449
Net unrealized gains (losses)	1,316	—	1,316
Net unrealized gains (losses) from affiliate investments	(253,888)	—	(253,888)
Earnings (losses) from equity method investees	(61,674)	3,231	(58,443)

	(818,311)	650,708	(167,603)

Income (Loss) before Deferred Incentive Income and Income Taxes	(1,369,339)	767,649	(601,690)
Deferred incentive income	307,034	(307,034)	—

Income (Loss) Before Income Taxes	(1,062,305)	460,615	(601,690)
Income tax benefit (expense)	5,632	—	5,632

Net Income (Loss)	$(1,056,673)	$460,615	$(596,058)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(996,870)	$460,615	$(536,255)

Net Income (Loss) Attributable to Class A Shareholders	$(59,803)	$—	$(59,803)

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

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The unaudited pro forma effects of the deconsolidation of the Fortress Funds on the statement of cash flows information are as follows:

	Year Ended December 31, 2007
	Consolidated	Deconsolidation Adjustments	Pro Forma Deconsolidation
Cash Flows From Operating Activities
Net income (loss)	$(1,056,673)	$460,615	$(596,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,454	—	8,454
Other amortization and accretion	2,495	(483)	2,012
(Earnings) losses from equity method investees	61,674	(3,231)	58,443
Distributions of earnings from equity method investees	12,443	3,231	15,674
(Gains) losses from investments	756,637	(647,477)	109,160
Recognition of deferred incentive income	—	(156,326)	(156,326)
Deferred incentive income	(359,269)	307,034	(52,235)
Deferred tax (benefit) expense	(29,748)	—	(29,748)
Options received from affiliates	(2,006)	—	(2,006)
Assignments of options to employees	4,627	—	4,627
Equity-based compensation	985,425	—	985,425
Cash flows due to changes in
Cash held at consolidated subsidiaries and restricted cash	(166,199)	166,199	—
Due from affiliates	56,376	65,445	121,821
Receivables from brokers and counterparties and other assets	(45,790)	32,131	(13,659)
Accrued compensation and benefits	178,074	(144)	177,930
Due to affiliates	(6,795)	8,594	1,799
Deferred incentive income	—	142,041	142,041
Due to brokers and counterparties and other liabilities	97,978	(87,935)	10,043
Investment company holdings
Purchases of investments	(5,105,865)	5,105,865	—
Proceeds from sale of investments	3,398,739	(3,398,739)	—

Net cash provided by (used in) operating activities	(1,209,423)	1,996,820	787,397

Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	—	(12,828)
Proceeds from sale of other loan and security investments	14,112	—	14,112
Contributions to equity method investees	(571,847)	(148,812)	(720,659)
Distributions of capital from equity method investees	136,280	22,685	158,965
Proceeds from sale of equity method investments	30,664	—	30,664
Cash received (paid) on settlement of derivatives	(4,632)	—	(4,632)
Purchase of fixed assets	(10,956)	125	(10,831)
Proceeds from disposal of fixed assets	2,587	—	2,587

Net cash provided by (used in) investing activities	(416,620)	(126,002)	(542,622)

Cash Flows From Financing Activities
Borrowings under debt obligations	2,159,070	(1,564,070)	595,000
Repayments of debt obligations	(2,061,525)	1,312,872	(748,653)
Payment of deferred financing costs	(7,087)	660	(6,427)
Issuance of Class A shares to Nomura	888,000	—	888,000
Issuance of Class A shares in initial public offering	729,435	—	729,435
Costs related to initial public offering	(76,766)	—	(76,766)
Dividends and dividend equivalents paid	(70,444)	—	(70,444)
Fortress Operating Group capital distributions to Principals	(219,112)	—	(219,112)
Purchase of Fortress Operating Group units from Principals	(888,000)	—	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	3,183,771	(3,183,682)	89
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(1,972,010)	1,563,402	(408,608)

Net cash provided by (used in) financing activities	1,665,332	(1,870,818)	(205,486)

Net Increase (Decrease) in Cash and Cash Equivalents	39,289	—	39,289
Cash and Cash Equivalents, Beginning of Period	61,120	—	61,120

Cash and Cash Equivalents, End of Period	$100,409	$—	$100,409

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

14.	CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated and combined financial statements as of, and for the years ended, December 31, 2009, 2008 and 2007. The statement of operations and statement of cash flows for the year ended December 31, 2007 are presented on a pro forma basis for the effects of the deconsolidation as described in Note 13.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

2009

The consolidating balance sheet information as of December 31, 2009 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$194,892	$2,207	$—	$197,099
Due from affiliates	64,511	7,180	(7,180)	64,511
Investments
Equity method investees	866,467	143,122	(143,122)	866,467
Options in affiliates	748	—	—	748
Deferred tax asset	14,196	426,443	—	440,639
Other assets	82,071	8,732	—	90,803

	$1,222,885	$587,684	$(150,302)	$1,660,267

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$131,134	$—	$—	$131,134
Due to affiliates	26,689	326,467	(7,180)	345,976
Deferred incentive income	160,097	—	—	160,097
Debt obligations payable	397,825	—	—	397,825
Other liabilities	25,921	—	—	25,921

	741,666	326,467	(7,180)	1,060,953
Commitments and Contingencies
Equity
Paid-in capital	3,024,577	1,029,536	(3,024,577)	1,029,536
Retained earnings (accumulated deficit)	(2,576,158)	(767,994)	2,576,158	(767,994)
Accumulated other comprehensive income (loss)	(3,828)	(325)	3,828	(325)

Total Fortress shareholders’ equity (B)	444,591	261,217	(444,591)	261,217

Principals’ and others’ interests in equity of consolidated subsidiaries	36,628	—	301,469	338,097

Total Equity	481,219	261,217	(143,122)	599,314

	$1,222,885	$587,684	$(150,302)	$1,660,267

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2009 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$433,501	$—	$—	$433,501
Incentive income from affiliates	50,900	—	—	50,900
Expense reimbursements from affiliates	85,186	—	—	85,186
Other revenues	14,503	5	—	14,508

	584,090	5	—	584,095

Expenses
Interest expense	23,993	278	—	24,271
Compensation and benefits	504,645	—	—	504,645
Principals agreement compensation	952,077	—	—	952,077
General, administrative and other	92,019	40	—	92,059
Depreciation and amortization	10,784	—	—	10,784

	1,583,518	318	—	1,583,836

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(2,522)	—	—	(2,522)
Net realized gains (losses) from affiliate investments	98	—	—	98
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	27,797	—	—	27,797
Tax receivable agreement liability reduction	—	(55)	—	(55)
Earnings (losses) from equity method investees	60,281	(259,357)	259,357	60,281

	85,654	(259,412)	259,357	85,599

Income (Loss) Before Income Taxes	(913,774)	(259,725)	259,357	(914,142)
Income tax benefit (expense)	(110)	5,110	—	5,000

Net Income (Loss)	$(913,884)	$(254,615)	$259,357	$(909,142)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,977	$—	$(660,504)	$(654,527)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(919,861)	$(254,615)	$919,861	$(254,615)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2009 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(913,884)	$(254,615)	$259,357	$(909,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,784	—	—	10,784
Other amortization and accretion	8,936	—	—	8,936
(Earnings) losses from equity method investees	(60,281)	259,357	(259,357)	(60,281)
Distributions of earnings from equity method investees	4,544	—	—	4,544
(Gains) losses from investments	(25,373)	—	—	(25,373)
Deferred incentive income	(12,951)	—	—	(12,951)
Deferred tax (benefit) expense	(6,664)	(1,905)	—	(8,569)
Reversal of forfeited non-cash compensation	(55)	—	—	(55)
Tax receivable agreement liability reduction	—	55	—	55
Equity-based compensation	1,180,728	—	—	1,180,728
Allowance for doubtful accounts	(13,767)	—	—	(13,767)
Other	(1,115)	—	—	(1,115)
Cash flows due to changes in
Due from affiliates	(18,718)	—	—	(18,718)
Other assets	(4,858)	(1,386)	—	(6,244)
Accrued compensation and benefits	(18,487)	—	—	(18,487)
Due to affiliates	(4,659)	(17,324)	—	(21,983)
Deferred incentive income	9,413	—	—	9,413
Other liabilities	537	(1,200)	(40)	(703)

Net cash provided by (used in) operating activities	134,130	(17,018)	(40)	117,072

Cash Flows From Investing Activities
Contributions to equity method investees	(46,437)	(219,500)	219,500	(46,437)
Distributions of capital from equity method investees	42,580	18,351	(18,351)	42,580
Purchase of fixed assets	(4,296)	—	—	(4,296)
Proceeds from disposal of fixed assets	9	—	—	9

Net cash provided by (used in) investing activities	(8,144)	(201,149)	201,149	(8,144)

Cash Flows From Financing Activities
Repayments of debt obligations	(331,216)	—	—	(331,216)
Payment of deferred financing costs	(4,162)	—	—	(4,162)
Proceeds from public offering	—	230,000	—	230,000
Costs related to public offering	—	(10,500)	—	(10,500)
Capital contributions	219,500	—	(219,500)	—
Dividends and dividend equivalents paid	(68,359)	—	68,359	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	98	—	—	98
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(9,418)	—	(49,968)	(59,386)

Net cash provided by (used in) financing activities	(193,557)	219,500	(201,109)	(175,166)

Net Increase (Decrease) in Cash and Cash Equivalents	(67,571)	1,333	—	(66,238)

Cash and Cash Equivalents, Beginning of Period	262,463	874	—	263,337

Cash and Cash Equivalents, End of Period	$194,892	$2,207	$—	$197,099

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

2008

The consolidating balance sheet information as of December 31, 2008 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$262,463	$874	$—	$263,337
Due from affiliates	38,504	—	—	38,504
Investments
Equity method investees	774,382	20,365	(20,365)	774,382
Options in affiliates	39	—	—	39
Deferred tax asset	7,621	400,445	—	408,066
Other assets	86,791	6,616	—	93,407

	$1,169,800	$428,300	$(20,365)	$1,577,735

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$158,033	$—	$—	$158,033
Due to affiliates	7,616	338,649	—	346,265
Deferred incentive income	163,635	—	—	163,635
Debt obligations payable	729,041	—	—	729,041
Other liabilities	25,541	1,200	—	26,741

	1,083,866	339,849	—	1,423,715
Commitments and Contingencies
Equity
Paid-in capital	1,630,875	596,803	(1,630,875)	596,803
Retained earnings (accumulated deficit)	(1,563,092)	(513,379)	1,563,092	(513,379)
Accumulated other comprehensive income (loss)	(6,006)	(866)	6,006	(866)

Total Fortress shareholders’ equity (B)	61,777	82,558	(61,777)	82,558

Principals’ and others’ interests in equity of consolidated subsidiaries	24,157	5,893	41,412	71,462

Total Equity	85,934	88,451	(20,365)	154,020

	$1,169,800	$428,300	$(20,365)	$1,577,735

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2008 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$593,007	$—	$—	$593,007
Incentive income from affiliates	56,588	—	—	56,588
Expense reimbursements from affiliates	52,627	—	—	52,627
Other revenues	29,515	63	—	29,578

	731,737	63	—	731,800

Expenses
Interest expense	39,642	498	—	40,140
Compensation and benefits	440,659	—	—	440,659
Principals agreement compensation	954,685	—	—	954,685
General, administrative and other	85,020	(145)	—	84,875
Depreciation and amortization	9,994	—	—	9,994

	1,530,000	353	—	1,530,353

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(1,770)	—	—	(1,770)
Net realized gains (losses) from affiliate investments	(689)	—	—	(689)
Net unrealized gains (losses)	—	—	—	—
Net unrealized gains (losses) from affiliate investees	(55,846)	—	—	(55,846)
Tax receivable agreement liability reduction	—	55,115	—	55,115
Earnings (losses) from equity method investees	(304,180)	(270,054)	270,054	(304,180)

	(362,485)	(214,939)	270,054	(307,370)

Income (Loss) Before Income Taxes	(1,160,748)	(215,229)	270,054	(1,105,923)
Income tax benefit (expense)	(8,104)	(107,059)	—	(115,163)

Net Income (Loss)	$(1,168,852)	$(322,288)	$270,054	$(1,221,086)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(7,828)	$—	$(890,970)	$(898,798)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(1,161,024)	$(322,288)	$1,161,024	$(322,288)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2008 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(1,168,852)	$(322,288)	$270,054	$(1,221,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,994	—	—	9,994
Other amortization and accretion	6,125	—	—	6,125
(Earnings) losses from equity method investees	304,180	270,054	(270,054)	304,180
Distributions of earnings from equity method investees	9,146	—	—	9,146
(Gains) losses from investments	58,305	—	—	58,305
Deferred incentive income	(36,003)	—	—	(36,003)
Deferred tax (benefit) expense	(3,065)	104,404	—	101,339
Tax receivable agreement liability reduction	—	(55,115)	—	(55,115)
Equity-based compensation	1,103,171	—	—	1,103,171
Cash flows due to changes in
Due from affiliates	101,308	—	—	101,308
Other assets	(24,200)	1,514	—	(22,686)
Accrued compensation and benefits	(85,854)	—	—	(85,854)
Due to affiliates	5,324	498	—	5,822
Deferred incentive income	26,077	—	—	26,077
Other liabilities	(10,442)	802	—	(9,640)

Net cash provided by (used in) operating activities	295,214	(131)	—	295,083

Cash Flows From Investing Activities
Contributions to equity method investees	(167,812)	—	—	(167,812)
Distributions of capital from equity method investees	213,436	61,730	(61,730)	213,436
Purchase of fixed assets	(13,562)	—	—	(13,562)
Proceeds from disposal of fixed assets	53	—	—	53

Net cash provided by (used in) investing activities	32,115	61,730	(61,730)	32,115

Cash Flows From Financing Activities
Borrowings under debt obligations	554,041	—	—	554,041
Repayments of debt obligations	(360,000)	—	—	(360,000)
Payment of deferred financing costs	(8,694)	—	—	(8,694)
Dividends and dividend equivalents paid	(285,137)	(63,855)	270,720	(78,272)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	153	—	—	153
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(62,508)	—	(208,990)	(271,498)

Net cash provided by (used in) financing activities	(162,145)	(63,855)	61,730	(164,270)

Net Increase (Decrease) in Cash and Cash Equivalents	165,184	(2,256)	—	162,928
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$262,463	$874	$—	$263,337

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

2007

The consolidating balance sheet information as of December 31, 2007 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$97,279	$3,130	$—	$100,409
Due from affiliates	198,669	18,241	(18,241)	198,669
Investments
Equity method investees	1,091,918	70,427	(70,427)	1,091,918
Options in affiliates	16,001	—	—	16,001
Deferred tax asset	4,950	506,254	—	511,204
Other assets	64,703	6,877	—	71,580

	$1,473,520	$604,929	$(88,668)	$1,989,781

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$269,324	$—	$—	$269,324
Due to affiliates	62,468	393,266	—	455,734
Dividends payable	18,241	21,285	(18,241)	21,285
Deferred incentive income	173,561	—	—	173,561
Debt obligations payable	535,000	—	—	535,000
Other liabilities	36,332	397	—	36,729

	1,094,926	414,948	(18,241)	1,491,633
Commitments and Contingencies
Equity
Paid-in capital	527,145	384,700	(527,145)	384,700
Retained earnings (accumulated deficit)	(214,652)	(193,200)	214,652	(193,200)
Accumulated other comprehensive income (loss)	(9,096)	(1,375)	9,096	(1,375)

Total Fortress shareholders’ equity (B)	303,397	190,125	(303,397)	190,125

Principals’ and others’ interests in equity of consolidated subsidiaries	75,197	(144)	232,970	308,023

Total Equity	378,594	189,981	(70,427)	498,148

	$1,473,520	$604,929	$(88,668)	$1,989,781

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating (unaudited) pro forma statement of operations information for the year ended December 31, 2007 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$467,238	$—	$—	$467,238
Incentive income from affiliates	654,574	—	—	654,574
Expense reimbursements from affiliates	44,959	—	—	44,959
Other revenues	21,668	68	—	21,736

	1,188,439	68	—	1,188,507

Expenses
Interest expense	34,313	—	—	34,313
Compensation and benefits	649,010	—	—	649,010
Principals agreement compensation	852,956	—	—	852,956
General, administrative and other	77,861	—	—	77,861
Depreciation and amortization	8,454	—	—	8,454

	1,622,594	—	—	1,622,594

Other Income (Loss)
Gains (losses) from investments
Net realized gains (losses)	(2,037)	—	—	(2,037)
Net realized gains (losses) from affiliate investments	145,449	—	—	145,449
Net unrealized gains (losses)	1,316	—	—	1,316
Net unrealized gains (losses) from affiliate investees	(253,888)	—	—	(253,888)
Earnings (losses) from equity method investees	(58,443)	(198,894)	198,894	(58,443)

	(167,603)	(198,894)	198,894	(167,603)

Income (Loss) Before Income Taxes	(601,758)	(198,826)	198,894	(601,690)
Income tax benefit (expense)	4	5,628	—	5,632

Net Income (Loss)	$(601,754)	$(193,198)	$198,894	$(596,058)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$8,296	$—	$(544,551)	$(536,255)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(610,050)	$(193,198)	$743,445	$(59,803)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

The consolidating (unaudited) pro forma statement of cash flows information for the year ended December 31, 2007 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(601,754)	$(193,198)	$198,894	$(596,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,454	—	—	8,454
Other amortization and accretion	2,012	—	—	2,012
(Earnings) losses from equity method investees	58,443	198,894	(198,894)	58,443
Distributions of earnings from equity method investees	15,674	—	—	15,674
(Gains) losses from investments	109,160	—	—	109,160
Recognition of deferred incentive income	(156,326)	—	—	(156,326)
Deferred incentive income	(52,235)			(52,235)
Deferred tax (benefit) expense	(12,993)	(16,755)		(29,748)
Options received from affiliates	(2,006)	—	—	(2,006)
Assignments of options to employees	4,627	—	—	4,627
Equity-based compensation	985,425	—	—	985,425
Cash flows due to changes in
Due from affiliates	121,821			121,821
Other assets	8,836	(22,495)	—	(13,659)
Accrued compensation and benefits	177,930	—	—	177,930
Due to affiliates	1,799	—	—	1,799
Deferred incentive income	142,041	—	—	142,041
Other liabilities	(7,646)	17,689	—	10,043

Net cash provided by (used in) operating activities	803,262	(15,865)	—	787,397

Cash Flows From Investing Activities
Purchase of other loan and security investments	(12,828)	—	—	(12,828)
Proceeds from sale of other loan and security investments	14,112	—	—	14,112
Contributions to equity method investees	(720,659)	(1,540,669)	1,540,669	(720,659)
Distributions of capital from equity method investees	158,965	75,626	(75,626)	158,965
Proceeds from sale of equity method investees	30,664	—	—	30,664
Cash received on settlement of derivatives	(4,632)	—	—	(4,632)
Purchase of fixed assets	(10,831)	—	—	(10,831)
Proceeds from disposal of fixed assets	2,587	—	—	2,587

Net cash provided by (used in) investing activities	(542,622)	(1,465,043)	1,465,043	(542,622)

Cash Flows From Financing Activities
Borrowings under debt obligations	595,000	—	—	595,000
Repayments of debt obligations	(748,653)	—	—	(748,653)
Payment of deferred financing costs	(6,427)	—	—	(6,427)
Issuance of Class A shares to Nomura	—	888,000	—	888,000
Issuance of Class A shares in initial public offering	—	729,435	—	729,435
Costs related to public offering	—	(76,766)	—	(76,766)
Capital contributions	652,669	—	(652,669)	—
Dividends and dividend equivalents paid	(348,222)	(56,631)	334,409	(70,444)
Fortress Operating Group capital distributions to Principals	(219,112)	—	—	(219,112)
Purchase of Fortress Operating Group units from Principals	—	—	(888,000)	(888,000)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	89	—	—	89
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(149,825)	—	(258,783)	(408,608)

Net cash provided by (used in) financing activities	(224,481)	1,484,038	(1,465,043)	(205,486)

Net Increase (Decrease) in Cash and Cash Equivalents	36,159	3,130	—	39,289
Cash and Cash Equivalents, Beginning of Period	61,120	—	—	61,120

Cash and Cash Equivalents, End of Period	$97,279	$3,130	$—	$100,409

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2009
Total revenues	$122,296	$139,087	$143,683	$179,029	$584,095
Total expenses	372,007	382,223	397,639	431,967	1,583,836
Total other income (loss)	(37,377)	70,498	60,534	(8,056)	85,599

Income (Loss) Before Income Taxes	(287,088)	(172,638)	(193,422)	(260,994)	(914,142)
Income tax benefit (expense)	407	1,308	3,116	169	5,000

Net Income (Loss)	$(286,681)	$(171,330)	$(190,306)	$(260,825)	$(909,142)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(219,522)	$(126,738)	$(131,704)	$(176,563)	$(654,527)

Net Income (Loss) Attributable to Class A Shareholders	$(67,159)	$(44,592)	$(58,602)	$(84,262)	$(254,615)

Net income (loss) per Class A share, basic	$(0.71)	$(0.40)	$(0.41)	$(0.58)	$(2.08)

Net income (loss) per Class A share, diluted	$(0.71)	$(0.41)	$(0.43)	$(0.58)	$(2.08)

Weighted average number of Class A shares outstanding, basic	95,202,243	115,547,744	143,627,823	146,733,426	125,740,897

Weighted average number of Class A shares outstanding, diluted	95,202,243	427,619,294	454,064,379	146,733,426	125,740,897

FORTRESS INVESTMENT GROUP LLC

(PRIOR TO JANUARY 17, 2007, FORTRESS OPERATING GROUP – NOTE 1)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(dollars in tables in thousands, except share data)

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2008
Total revenues	$200,880	$188,096	$185,136	$157,688	$731,800
Total expenses	393,728	406,897	410,204	319,524	1,530,353
Total other income (loss)	(77,086)	(33,115)	(48,020)	(149,149)	(307,370)

Income (Loss) Before Income Taxes	(269,934)	(251,916)	(273,088)	(310,985)	(1,105,923)
Income tax benefit (expense)	(7,252)	1,949	5,636	(115,496)	(115,163)

Net Income (Loss)	$(277,186)	$(249,967)	$(267,452)	$(426,481)	$(1,221,086)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(208,269)	$(194,411)	$(210,012)	$(286,106)	$(898,798)

Net Income (Loss) Attributable to Class A Shareholders	$(68,917)	$(55,556)	$(57,440)	$(140,375)	$(322,288)

Net income (loss) per Class A share, basic	$(0.74)	$(0.62)	$(0.61)	$(1.50)	$(3.50)

Net income (loss) per Class A share, diluted	$(0.74)	$(0.67)	$(0.66)	$(1.50)	$(3.50)

Weighted average number of Class A shares outstanding, basic	94,894,636	94,913,677	94,938,434	94,990,541	94,934,487

Weighted average number of Class A shares outstanding, diluted	409,966,186	406,985,227	407,009,984	94,990,541	94,934,487

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

By:	/s/ Daniel N.Bass
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

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE – ELECTION OF DIRECTORS” in our definitive proxy statement for the 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2009 (our “2010 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2010 Proxy Statement under the caption “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2010 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

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

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2010 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2010 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2009. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007
Omnibus Equity Compensation Plan	216,367	51,630,865	63,152,768
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)	All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.
(B)	Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. Accordingly, on January 1, 2008 and 2009, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2010, 4,868,553 additional Class A shares were reserved for issuance under the Plan. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.	Certain Relationships and Related Transactions, Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2010 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2010 Proxy Statement under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2009 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2010 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2010 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

(a) and (c) Financial statements and schedules:

See “Financial Statements and Supplementary Data.”

Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.25	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).

10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).

10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).

10.29	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).

10.30	First Amendment to the Third Amended and Restated Credit Agreement, dated November 12, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 (File No. 001-33294), Exhibit 10.3).

10.31	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.32	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.33	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.34	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.35	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.36	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

March 1, 2010

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
	Daniel N. Bass		Richard N. Haass
	Chief Financial Officer		Director

March 1, 2010		March 1, 2010

By:	/s/ Jonathan R. Brown	By:	/s/ Douglas L. Jacobs
	Jonathan R. Brown		Douglas L. Jacobs
	Chief Accounting Officer		Director

March 1, 2010		March 1, 2010

By:	/s/ Wesley R. Edens	By:	/s/ Howard Rubin
	Wesley R. Edens		Howard Rubin
	Co-Chairman of the Board		Director

March 1, 2010		March 1, 2010

By:	/s/ Peter L. Briger, Jr	By:	/s/ Takumi Shibata
	Peter L. Briger, Jr.		Takumi Shibata
	Co-Chairman of the Board		Director

March 1, 2010		March 1, 2010

By:	/s/ Robert I. Kauffman	By:	/s/ George W. Wellde, Jr.
	Robert I. Kauffman		George W. Wellde, Jr.
	Director		Director

March 1, 2010		March 1, 2010

By:	/s/ Randal A. Nardone
Randal A. Nardone
Director

March 1, 2010

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

March 1, 2010

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

Exhibit Index

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Third Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.2).

10.3	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.8	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.9	Amended and Restated Credit Agreement, dated as of June 23, 2006, among Fortress Investment Group LLC and certain of its Affiliates, as Borrowers; Fortress Investment Holdings LLC, Fortress Principal Investment Holdings LLC, Fortress Principal Investment Group LLC, and Fortress Investment Fund GP (Holdings) LLC, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, KeyBank National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.9).

10.10	First Amendment to the Amended and Restated Credit Agreement, entered into and effective as of September 13, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.10).

10.11	Second Amendment to the Amended and Restated Credit Agreement, entered into and effective as of November 30, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.11).

10.12	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.13	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.14	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.15	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.16	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.17	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.18	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.19	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.20	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.21	Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of December 18, 2006 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.21).

10.22	Fourth Amendment to the Amended and Restated Credit Agreement, entered into effective as of January 29, 2007 among Fortress Investment Group LLC and certain of its Affiliates, certain Subsidiaries and Affiliates of the Borrowers, the Lenders party hereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.22).

10.23	Form of Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Fortress Operating Entity I LP, Fortress Operating Entity II LP, Fortress Operating Entity III LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.23).

10.24	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.25	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.26	Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 14, 2007 (File No. 001-33294), Exhibit 10.1).

10.27	First Amendment to the Second Amended and Restated Credit Agreement, dated as of May 10, 2007, among FIG LLC and certain of its Affiliates, as Borrowers; certain subsidiaries and Affiliates, as Guarantors; Bank of America, N.A., as Administrative Agent; Bank of America, N.A., Citibank, N.A., Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, National Association and JPMorgan Chase Bank, N.A., as Lenders (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007 (File No. 001-33294), Exhibit 10.2).

10.28	Second Amendment to the Second Amended and Restated Credit Agreement, dated April 17, 2008, among FIG LLC, a Delaware limited liability company, and certain of its affiliates, as borrowers, certain subsidiaries and affiliates of the borrowers, as guarantors, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 23, 2008 (File No. 001-33294), Exhibit 10.1).

10.29	Third Amended and Restated Credit Agreement, entered into effective as of May 29, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantor, the Lenders party thereto and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 30, 2008 (File No. 001-33294), Exhibit 10.1).

10.30	First Amendment to the Third Amended and Restated Credit Agreement, dated November 12, 2008, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 (File No. 001-33294), Exhibit 10.3).

10.31	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.32	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.33	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.34	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.35	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.36	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.