Form 10-Q
period 2010-03-31
Fortress Investment Group LLC
filed 2010-05-10
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Class A Shares: 158,836,075 outstanding as of May 4, 2010.

Class B Shares: 300,273,852 outstanding as of May 4, 2010.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

“Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)	the capital commitments or invested capital (or NAV, if lower) of our private equity funds and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2010 (Unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$223,421	$197,099
Due from affiliates	101,130	64,511
Investments	878,467	867,215
Deferred tax asset	443,359	440,639
Other assets	89,150	90,803

	$1,735,527	$1,660,267

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$64,828	$131,134
Due to affiliates	362,568	345,976
Deferred incentive income	227,303	160,097
Debt obligations payable	369,876	397,825
Other liabilities	58,054	25,921

	1,082,629	1,060,953

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 151,070,002 and 145,701,622 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 307,773,852 shares issued and outstanding at March 31, 2010	—	—
Paid-in capital	1,130,850	1,029,536
Retained earnings (accumulated deficit)	(852,145)	(767,994)
Accumulated other comprehensive income (loss)	(635)	(325)

Total Fortress shareholders’ equity	278,070	261,217
Principals’ and others’ interests in equity of consolidated subsidiaries	374,828	338,097

Total equity	652,898	599,314

	$1,735,527	$1,660,267

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Revenues
Management fees from affiliates	$106,536	$105,652
Incentive income from affiliates	17,556	—
Expense reimbursements from affiliates	23,067	13,047
Other revenues (affiliate portion disclosed in Note 6)	13,029	3,597

	160,188	122,296

Expenses
Interest expense	3,796	8,186
Compensation and benefits	179,393	109,236
Principals agreement compensation	234,759	234,759
General, administrative and other	21,108	17,185
Depreciation and amortization	2,682	2,641

	441,738	372,007

Other Income (Loss)
Gains (losses) from investments	572	(2,473)
Tax receivable agreement liability adjustment	1,317	(55)
Earnings (losses) from equity method investees	19,881	(34,849)

	21,770	(37,377)

Income (Loss) Before Income Taxes	(259,780)	(287,088)
Income tax benefit (expense)	(1,552)	407

Net Income (Loss)	$(261,332)	$(286,681)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(177,181)	$(219,522)

Net Income (Loss) Attributable to Class A Shareholders	$(84,151)	$(67,159)

Dividends declared per Class A share	$—	$—

Earnings Per Class A share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.56)	$(0.71)

Net income (loss) per Class A share, diluted	$(0.58)	$(0.71)

Weighted average number of Class A shares outstanding, basic	157,821,895	95,202,243

Weighted average number of Class A shares outstanding, diluted	465,595,747	95,202,243

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	44,880	44,880
Distributions to principals’ and others’ interests in equity	—	—	(572)	—	—	(572)	(28,998)	(29,570)
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	2,261	—	—	2,261	—	2,261
Director restricted share grant	15,991	—	57	—	—	57	119	176
Capital increase related to equity-based compensation, net	5,352,389	—	96,135	—	—	96,135	202,423	298,558
Dilution impact of Class A share issuance	—	—	3,433	—	—	3,433	(3,433)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(84,151)	—	(84,151)	(177,181)	(261,332)
Foreign currency translation	—	—	—	—	(144)	(144)	(534)	(678)
Comprehensive income (loss) from equity method investees	—	—	—	—	(166)	(166)	(545)	(711)

Total comprehensive income (loss)								(262,721)

Equity - March 31, 2010	151,070,002	307,773,852	$1,130,850	$(852,145)	$(635)	$278,070	$374,828	$652,898

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(261,332)	$(286,681)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,682	2,641
Other amortization and accretion	877	3,414
(Earnings) losses from equity method investees	(19,881)	34,849
Distributions of earnings from equity method investees	2,707	11
(Gains) losses from investments	(572)	2,473
Deferred incentive income	(17,944)	—
Deferred tax (benefit) expense	(726)	(3,759)
Tax receivable agreement liability adjustment	(1,317)	55
Equity-based compensation	298,566	287,803
Allowance for doubtful accounts	1,122	—
Cash flows due to changes in
Due from affiliates	(45,653)	(25,932)
Other assets	(1,292)	(1,257)
Accrued compensation and benefits	(21,211)	(108,216)
Due to affiliates	3,128	(1,367)
Deferred incentive income	85,150	—
Other liabilities	32,302	32,657

Net cash provided by (used in) operating activities	56,606	(63,309)

Cash Flows From Investing Activities
Contributions to equity method investees	(28,485)	(31,792)
Distributions of capital from equity method investees	41,616	10,538
Purchase of fixed assets	(388)	(1,110)
Proceeds from disposal of fixed assets	—	6

Net cash provided by (used in) investing activities	12,743	(22,358)

Cash Flows From Financing Activities
Repayments of debt obligations	(27,950)	(125,000)
Payment of deferred financing costs	—	(4,162)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	37	25
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(15,114)	(5,225)

Net cash provided by (used in) financing activities	(43,027)	(134,362)

Net Increase (Decrease) in Cash and Cash Equivalents	26,322	(220,029)
Cash and Cash Equivalents, Beginning of Period	197,099	263,337

Cash and Cash Equivalents, End of Period	$223,421	$43,308

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,384	$3,730

Cash paid during the period for income taxes	$2,464	$3,008

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$45,095	$1,701

Investments of receivable amounts into Fortress Funds	$7,652	$—

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$31,335	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

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

a)	Private equity funds, which make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building assets-based businesses with significant cash flows; and

b)	Publicly traded alternative investment vehicles, which Fortress refers to as “Castles,” which are companies that invest primarily in real estate and real estate related debt investments.

2)	Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets.

3)	Credit funds:

a)	Credit hedge funds, which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure with a value orientation, as well as in investment funds managed by external managers, and which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)	Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

4)	Principal investments in the above described funds.

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation
Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	3	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	5	Relates to potential future tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation
Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees from Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Incentive Income from Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Investments	N/A	The result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	5	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	6	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group.

Earnings Per Share	8	GAAP earnings per Class A share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Other

Distributions	8	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	10	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2009 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2009.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2010	2009
Private Equity
Private Equity Funds
Management fees - affil.	$33,465	$37,669
Incentive income - affil.	—	—
Castles
Management fees - affil.	11,780	11,390
Incentive income - affil.	—	—
Management fees - non-affil. (A)	884	646
Liquid Hedge Funds
Management fees - affil.	17,466	22,604
Incentive income - affil.	(259)	—
Management fees - non-affil. (A)	1,336	25
Incentive income - non-affil. (A)	—	—
Credit Funds
Credit Hedge Funds
Management fees - affil.	33,668	27,908
Incentive income - affil.	(129)	—
Management fees - non-affil. (A)	381	215
Incentive income - non-affil. (A)	7,928	822
Credit PE Funds
Management fees - affil.	10,157	6,081
Incentive income - affil.	17,944	—
Management fees - non-affil. (A)	—	—
Total
Management fees - affil.	$106,536	$105,652
Incentive income - affil. (B)	$17,556	$—
Management fees - non-affil. (A)	$2,601	$886
Incentive income - non-affil. (A)	$7,928	$822

(A)	Included in Other Revenues on the statement of operations.

(B)	See “Deferred Incentive Income” below.

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily private equity funds and credit PE funds, is received when such funds realize profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2010 and 2009. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $6.2 million and $0.0 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2010 and 2009, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2010 and 2009, Fortress recognized $17.9 million and $0 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2009	$480,211	$(320,114)	$160,097	$168,686
Share of income (loss) of Fortress Funds	—	—	—	82,732
Distribution of incentive income	85,150	—	85,150	(85,150)
Recognition of previously deferred incentive income	—	(17,944)	(17,944)	—

Deferred incentive income as of March 31, 2010	$565,361	$(338,058)	$227,303	$166,268

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At March 31, 2010, the net undistributed incentive income is comprised of $249.6 million of gross undistributed incentive income, net of $83.3 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2010 at their net asset values.

(D)	From inception to March 31, 2010, Fortress has paid $172.4 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $249.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $128.6 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of March 31, 2010:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (C)	Current Preferred Return Threshold (D)	Gain to Cross Incentive Income Threshold (E)	Undistributed Incentive Income (F)	Distributed Incentive Income (G)	Distributed Incentive Income Subject to Clawback (H)	Gross Intrinsic Clawback (I)	Net Intrinsic Clawback (I)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(782,065)	$34,957	N/A	$—	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J )	Apr-10	1,062,177	(2,711,651)	181,010	$1,830,484	—	N/A	32,054	292,099	1,664	—	—
Fund II (2002)	Feb-13	1,974,296	(2,915,346)	496,763	1,437,813	—	N/A	32,105	250,811	75,083	—	—
Fund III (2004)	Jan-15	2,762,993	(1,307,362)	1,525,504	69,873	803,470	$733,597	—	66,903	66,903	66,903	$45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(90,925)	186,979	4,256	107,874	103,618	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,772)	2,619,639	(900,150)	907,683	1,807,833	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,661)	522,522	(227,513)	196,897	424,410	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(480,604)	452,808	(286,816)	384,577	671,393	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	187,925	(123,369)	106,010	229,379	—	—	—	—	—
FICO (2006)	Jan-17	724,525	—	7,189	(717,336)	214,820	932,156	—	—	—	—	—
FHIF (2006)	Jan-17	1,436,386	(63,154)	1,078,430	(294,802)	380,258	675,060	—	—	—	—	—
Mortgage Opportunities Fund III (2008)	Jun-13	193,861	(29,718)	111,277	(52,866)	N/A	52,866	—	—	—	—	—

								$64,159	$772,249	$160,097	$83,350	$55,149

PE Funds in Investment Period
Fund V (2007)	Feb-18	$3,613,881	$(2,521)	$1,904,616	$(1,706,744)	$541,910	$2,248,654	$—	$—	$—	$—	$—
Fund V Coinvestment (2007)	Feb-18	936,145	(113)	453,003	(483,029)	160,114	643,143	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(139)	729,291	(253,349)	220,516	473,865	—	—	—	—	—

								$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,627)	$255,683	$33,985	$60,228	$26,243	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	263,823	(39,575)	244,698	20,450	46,320	25,870	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	334,532	(73,453)	309,087	48,008	—	N/A	8,140	1,219	—	—	—
LDVF Patent Fund (2007)	Nov-27	38,934	(9,543)	51,679	22,288	—	N/A	1,567	484	—	—	—

								$9,707	$2,115	$—	$—	$—

Credit PE Funds in Investment Period
Real Assets Fund (2007)	Jun-17	$270,349	$(89,988)	$213,524	$33,163	$—	N/A	$3,880	$1,316	$—	$—	$—
Assets Overflow Fund (2008)	May-18	90,500	(56,498)	50,299	16,297	—	N/A	1,536	90	—	—	—
Credit Opportunities Fund (2008)	Oct-20	3,218,487	(3,076,564)	1,264,338	1,122,415	—	N/A	143,628	78,916	45,871	—	—
FTS SIP L.P. (2008)	Oct-18	610,505	(646,208)	224,599	260,302	—	N/A	26,013	25,940	21,335	—	—
Credit Opportunities Fund II (2009)	Jul-22	101,736	(3,223)	104,553	6,040	—	N/A	1,421	—	—	—	—
Japan Opportunity Fund (2009)	Jun-19	299,799	(62,169)	275,156	37,526	—	N/A	7,303	—	—	—	—

								$183,781	$106,262	$67,206	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (K)	Gain to Cross Incentive Income Threshold (L)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (M)	Undistributed Incentive Income (N)	Year to date Incentive Income Crystallized (O)
Liquid Hedge Funds
Macro Funds (P)
Main fund investments	$2,126,601	$7,969	66.5%	$4,689	$407
Sidepocket investments (Q)	81,602	48,910	7.4%	295	—
Sidepocket investments - redeemers (R)	233,299	135,436	7.7%	796	—
Fortress Commodities Funds (S)
Main fund investments	911,701	35,064	0.0%	—	—
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments (T)	$2,457,868	$34,863	4.8%	$92	$—
Sidepocket investments (Q)	194,642	68,997	0.1%	—	—
Sidepocket investments - redeemers (R)	223,371	62,561	8.4%	580	—
Main fund investments (liquidating) (U)	2,152,801	322,847	0.0%	—	—
Fortress Partners Funds (S)
Main fund investments	291,229	73,668	26.4%	357	—
Sidepocket investments (Q)	100,630	24,649	8.0%	43	—
Worden Fund
Main fund investments	76,938	—	100.0%	74	—

(A)	Vintage represents the year in which the fund was formed.

(B)	Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)	Represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below).

(D)	Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.

(E)	Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).

(F)	Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.

(G)	Represents the amount of incentive income previously received from the fund since inception.

(H)	Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).

(I)	Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2010, Fortress held $37.9 million of such amounts on behalf of employees related to all of the private equity funds.

(J)	Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

(K)	Represents the portion of a fund’s NAV that is eligible to earn incentive income.

(L)	Represents, for those fund investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income from such investors (their “incentive income threshold” or “high water mark”), the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value.

(M)	Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold varies, and may vary significantly.

(N)	Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

(O)	Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.

(P)	Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at March 31, 2010, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(Q)	Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds, realized and unrealized losses from individual sidepockets reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Base on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2010, the undistributed incentive income from the Macro main fund would be reduced by $0.9 million.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments (other than the SPV, see (P) above).

(S)	Includes onshore and offshore funds.

(T)	Subsequent to March 31, 2010, these funds recorded earnings which resulted in 100% of the offshore main fund investors exceeding their incentive income thresholds or high water marks and 100% of the onshore main fund investors being approximately 1% from exceeding their incentive income thresholds or high water marks.

(U)	Relates to accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized.

Private Equity Funds and Credit PE Funds

During the three months ended March 31, 2010, Fortress formed new private equity funds or credit PE funds which had capital commitments as follows as of March 31, 2010:

Fortress’s commitments	$510
Fortress’s affiliates’ commitments	19,700
Third party investors’ commitments	102,255

Total capital commitments	$122,465

Liquid Hedge Funds and Credit Hedge Funds

During the three months ended March 31, 2010, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of March 31, 2010:

	Liquid	Credit
Fortress	$—	$102
Fortress’s affiliates	—	—
Third party investors	—	76,937

Total NAV (A)	$—	$77,039

(A)	Or other fee paying basis, as applicable.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds		Credit Hedge Funds
Three Months Ended March 31,	Redemption Notices Received	Redemptions Paid During the Period	Redemption Notices Received	Redemptions Paid During the Period
2010	$263,180	$715,385	$16,995	$450,847
2009	$582,785	$2,801,035	$—	$141,092

The differences between notices received and redemptions paid are a result of timing (notices received prior to quarter end, paid afterwards) and the contractual agreements regarding redemptions, which in some cases allow for delayed payment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

3. INVESTMENTS

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2010	December 31, 2009
Equity method investees	$820,512	$809,757
Equity method investees, held at fair value	56,652	56,710

Total equity method investments	877,164	866,467
Options in equity method investees	1,303	748

Total investments	$878,467	$867,215

Gains (losses) from investments can be summarized as follows:

	Three Months Ended March 31,
	2010	2009
Net realized gains (losses)	$400	$(396)
Net realized gains (losses) from affiliate investments	(329)	(248)
Net unrealized gains (losses)	—	—
Net unrealized gains (losses) from affiliate investments	501	(1,829)

Total gains (losses) from investments	$572	$(2,473)

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2010	2009	2010	2009
Private equity funds, excluding NIH (A)	$533,985	$506,383	$9,242	$(32,308)
NIH	2,332	2,486	(149)	(279)
Newcastle (B)	3,313	2,144	N/A	N/A
Eurocastle (B)	2,256	2,616	N/A	N/A

Total private equity	541,886	513,629	9,093	(32,587)
Liquid hedge funds	9,902	12,296	266	1,012
Credit hedge funds	212,549	220,511	9,334	(2,149)
Credit PE funds	107,938	115,896	(48)	(1,528)
Other	4,889	4,135	1,236	403

	$877,164	$866,467	$19,881	$(34,849)

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2010
	Private Equity			Liquid Hedge Funds	Credit		Other	Total
	NIH	Other Funds (A)	Castles (B)		Hedge Funds	PE Funds
Investment, beginning	$2,486	$506,383	$4,760	$12,296	$220,511	$115,896	$4,135	$866,467
Earnings from equity method investees	(149)	9,242	N/A	266	9,334	(48)	1,236	19,881
Other comprehensive income from equity method investees	(5)	—	N/A	—	—	(865)	—	(870)
Contributions to equity method investees	—	19,422	—	6,820	932	12,517	21	39,712
Distributions of earnings from equity method investees	—	—	N/A	(91)	(5)	(2,608)	(3)	(2,707)
Distributions of capital from equity method investees	—	(194)	N/A	(9,389)	(18,223)	(16,954)	(500)	(45,260)

Total distributions from equity method investees	—	(194)	N/A	(9,480)	(18,228)	(19,562)	(503)	(47,967)

Mark to fair value - during period (C)	N/A	2,128	958	N/A	N/A	N/A	N/A	3,086
Translation adjustment	—	(2,996)	(149)	—	—	—	—	(3,145)

Investment, ending	$2,332	$533,985	$5,569	$9,902	$212,549	$107,938	$4,889	$877,164

Ending balance of undistributed earnings	$—	$274	N/A	$9	$2,987	2,240	$1,523	$7,033

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

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

	Private Equity Funds excluding NIH
	March 31, 2010	December 31, 2009
Assets	$11,399,417	$10,993,214
Debt	(273,874)	(705,432)
Other liabilities	(254,790)	(275,702)

Equity	$10,870,753	$10,012,080

Fortress’s Investment (A)	$533,985	$506,383

Ownership (B)	4.9%	5.1%

	Three Months Ended March 31,
	2010	2009
Revenues and gains (losses) on investments	$301,821	$(767,348)
Expenses	(56,796)	(121,035)

Net Income (Loss)	$245,025	$(888,383)

Fortress’s equity in net income (loss)	$9,242	$(32,308)

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Assets	$11,702,099	$9,641,111	$10,889,781	$11,048,076	$3,978,684	$6,243,776
Debt	—	—	(2,732,070)	(2,938,213)	(530,053)	(1,767,331)
Other liabilities	(7,761,818)	(6,187,965)	(643,828)	(667,604)	(125,558)	(95,807)
Non-controlling interest	—	—	(4,003)	(16,600)	(2,828)	(153,016)

Equity	$3,940,281	$3,453,146	$7,509,880	$7,425,659	$3,320,245	$4,227,622

Fortress’s Investment	$9,902	$12,296	$212,549	$220,511	$107,938	$115,896

Ownership (A)	0.3%	0.4%	2.8%	3.0%	3.3%	2.7%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Revenues and gains (losses) on investments	$128,834	$158,965	$425,999	$172,679	$436,771	$(18,429)
Expenses	(46,982)	(48,119)	(66,014)	(77,849)	(78,305)	(31,590)

Net Income (Loss)	$81,852	$110,846	$359,985	$94,830	$358,466	$(50,019)

Fortress’s equity in net income (loss)	$266	$1,012	$9,334	$(2,149)	$(48)	$(1,528)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended December 31, 2009 and 2008, respectively) and two entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the three months ended March 31, 2010 which caused a change in Fortress’s accounting, except as described below.

The following table sets forth certain information as of March 31, 2010 regarding entities formed during the three months ended March 31, 2010 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	$88,597	$2,619	$126	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from these entities.

(C)	Fortress is not the primary beneficiary of this entity, which represents a master fund, because the feeder fund (which is not consolidated) is more closely associated with this fund than Fortress based on both a quantitative and qualitative analysis. The master fund was formed for the sole purpose of acting as an investment vehicle for the related feeder fund.

(D)	Fortress’s investment includes $24,000 of other receivables from the credit hedge funds.

In June 2009, the FASB issued new guidance on consolidation which became effective for Fortress on January 1, 2010. This guidance changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, this guidance had no material impact on Fortress’s financial position, results of operations or liquidity.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The following table sets forth certain information regarding VIEs in which Fortress held a variable interest. The March 31, 2010 amounts presented below include VIEs formed during the period (as shown in the immediately preceding table) in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	March 31, 2010			December 31, 2009
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$346,506	$195,699	$2,518	$352,787	$197,791	$2,740	(C) (D)
Castles	10,392,052	10,824,385	17,993	11,150,750	12,066,365	13,335	(C) (D)
Liquid Hedge Funds	10,249,585	7,254,359	4,659	7,773,895	5,090,344	7,170	(C) (D)
Credit Hedge Funds	2,386,481	452,022	2,368	2,153,220	598,216	3,132	(C) (D)
Credit PE Funds	349,024	—	3,294	268,919	5,300	3,710	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of March 31, 2010, $195.7 million, $10,218.9 million, and $420.3 million represent financial borrowings which have weighted average maturities of 1.1, 4.2, and 3.0 years for the private equity funds, Castles and credit hedge funds, respectively. Of the financial obligations represented herein as of December 31, 2009, $197.8 million, $11,438.7 million, $551.4 million, and $5.3 million represent financial borrowings which have weighted average maturities of 1.4, 4.5, 3.2, and 0.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	As of March 31, 2010, Fortress’s investment includes $7.7 million, $0.1 million, $0.5 million, and $0.2 million of management fees receivable from the Castles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $0.4 million in incentive income receivable from the liquid hedge funds. As of March 31, 2010, Fortress’s investment also includes $0.2 million, $3.4 million, $2.2 million, $0.6 million and $0.4 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. As of December 31, 2009, Fortress’s investment includes $4.1 million, $0.5 million, and $1.0 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $3.7 million and $0.9 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment also includes $0.2 million, $3.7 million, $1.5 million, $0.6 million and $0.7 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated $2.7 million at March 31, 2010.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. Historically, Fortress has provided temporary advances to FCF as a result of certain funds having insufficient current liquidity to make their required reimbursements on a timely basis; these advances were deemed fully collectable. In March 2010, Fortress determined it would make advances to FCF related to a fund from which reimbursement was subject to significant uncertainty. Management determined that these advances would represent the provision of financial support to FCF. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of March 31, 2010, FCF’s gross assets were approximately $9.6 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $1.0 million at March 31, 2010, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

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

	Fair Value		Valuation Method
	March 31, 2010	December 31, 2009
Assets - Carried at Fair Value
Newcastle and Eurocastle common shares	$3,761	$2,662	Level 1 - Quoted prices in active markets for identical assets
GAGFAH common shares	$51,082	$51,950	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,808	$2,098	Level 3 - Internal model using significant unobservable inputs
Newcastle and Eurocastle options	$1,303	$748	Level 2 - Lattice-based option valuation models using significant observable inputs

(A)	The debt bears interest at 20% per annum and is perpetual, but ECT may redeem the securities after June 2011 at a premium of 20%. As of March 31, 2010, it had a face amount of €1.2 million ($1.6 million) and was convertible into ECT common shares at €0.30 per share. The fair value was determined using the market approach.

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed during the three months ended March 31, 2010 as follows:

Balance at December 31, 2009	$2,098
Total gains (losses) included in net income (including foreign currency translation)	(290)

Balance at March 31, 2010	$1,808

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					March 31, 2010
	Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
Debt Obligation	March 31, 2010	December 31, 2009
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 2.50% (D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.55%	1.92
Delayed term loan (C)	19,876	47,825	LIBOR + 2.50%	May 2012	3.18%	0.37

Total	$369,876	$397,825			3.53%	1.84

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.23%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $66.5 million was undrawn on the revolving debt facility as of March 31, 2010. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.5 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $60.1 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 95% and 100% of face value at March 31, 2010.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Fortress was in compliance with all of its debt covenants as of March 31, 2010. The following table sets forth the financial covenant requirements as of March 31, 2010 (dollars in millions).

	March 31, 2010 (dollars in millions)			Notes
	Requirement		Actual
AUM	>$	20,000	$30,237	(A)
Consolidated Leverage Ratio	<	3.50	1.29	(B)
Required Investment Assets	>$	381	$894	(C)
Fortress Fund Investments	>$	153	$566	(C)
Total Investments	>$	229	$723	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

5. INCOME TAXES AND TAX RELATED PAYMENTS

For the three months ended March 31, 2010, an estimated annual effective tax rate of (1.88)% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2010	2009
Current
Federal income tax expense (benefit)	$81	$814
Foreign income tax expense (benefit)	587	411
State and local income tax expense (benefit)	1,610	2,127

	2,278	3,352

Deferred
Federal income tax expense (benefit)	(1,069)	(1,518)
Foreign income tax expense (benefit)	3	(96)
State and local income tax expense (benefit)	340	(2,145)

	(726)	(3,759)

Total expense (benefit)	$1,552	$(407)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2010	December 31, 2009
Total deferred tax assets	$550,192	$545,253
Valuation allowance	(106,833)	(104,614)

Net deferred tax assets	$443,359	$440,639

Total deferred tax liabilities (A)	$470	$456

(A)	Included in Other Liabilities

For the three months ended March 31, 2010, a deferred income tax benefit of $0.2 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.3 million was credited to additional paid in capital, related to (i) dividend equivalent payments on RSUs (Note 8), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $3.6 million.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid Hedge Funds	Credit		Other	Total
	Funds	Castles		Hedge Funds	PE Funds
March 31, 2010
Management fees and incentive income (A)	$42,799	$7,740	$770	$4,647	$9,870	$—	$65,826
Expense reimbursements	8,648	3,408	3,162	4,753	4,311	—	24,282
Expense reimbursements - FCF (B)	7,457	—	—	—	—	—	7,457
Dividends and distributions	1,539	—	—	—	—	—	1,539
Other	20	249	—	—	30	1,727	2,026

Total	$60,463	$11,397	$3,932	$9,400	$14,211	$1,727	$101,130

	Private Equity		Liquid Hedge Funds	Credit		Other	Total
	Funds	Castles		Hedge Funds	PE Funds
December 31, 2009
Management fees and incentive income (C)	$17,116	$4,087	$7,557	$4,038	$11,200	$—	$43,998
Expense reimbursements (C)	5,471	3,750	1,802	4,752	3,010	—	18,785
Dividends and distributions	—	—	—	—	—	—	—
Other	88	179	—	—	1	1,460	1,728

Total	$22,675	$8,016	$9,359	$8,790	$14,211	$1,460	$64,511

(A)	Net of allowances for uncollectable management fees of $14.9 million.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

(C)	Net of allowances for uncollectable management fees and expense reimbursements of $13.8 million and $0.8 million, respectively.

Due to affiliates was comprised of the following:

	March 31, 2010	December 31, 2009
Principals
- Tax receivable agreement - Note 5	$325,193	$326,467
- Distributions payable on Fortress Operating Group units	31,335	16,552
Other	6,040	2,957

	$362,568	$345,976

As of March 31, 2010, amounts due from Fortress Funds recorded in Due from Affiliates included $42.5 million of past due management fees, excluding $11.3 million which has been subordinated to other liabilities of the related fund and has been fully reserved by Fortress, and $8.6 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved fees will ultimately be collectable as the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the three months ended March 31, 2010 and 2009, Other Revenues included approximately $2.1 million and $1.7 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the three months ended March 31, 2010 and 2009, these expenses, mainly related to subscriptions to market data services, approximated $3.6 million and $2.9 million, respectively.

In February 2010, two employees terminated their employment at Fortress in order to form their own management company. Effective April 1, 2010, a subsidiary of Fortress entered into a sub-advisory agreement with them and their management company for the purpose of continuing to have them advise on an existing portfolio of illiquid investments in emerging markets on which they previously worked while they were employees. Pursuant to the terms of the agreement, the subsidiary will pay their management company an annual advisory fee and pay them a percentage of realized net proceeds from certain of such investments. As part of the agreement, the former employees have agreed to notify Fortress about certain investment opportunities in which they are involved.

In April 2010, Fortress entered into a software sublicensing agreement on an “as is” basis with a subsidiary of several Fortress Funds. The software is designed to facilitate cash management, legal entity management and data reconciliation. Fortress paid a one-time licensing fee of $150,000. The license is perpetual and irrevocable and for the non-exclusive use of Fortress’s affiliates.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	March 31, 2010	December 31, 2009
Principals’ Fortress Operating Group units	$295,100	$301,469
Employee interests in majority owned and controlled fund advisor and general partner entities	78,463	35,789
Other	1,265	839

Total	$374,828	$338,097

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended March 31,
	2010	2009
Principals’ Fortress Operating Group units	$(180,123)	$(219,623)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,654	28
Other	288	73

Total	$(177,181)	$(219,522)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2010	2009
Net income (loss) attributable to Fortress	$(84,151)	$(67,159)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s paid-in capital for delivery of 5,251,558 and 28,890 restricted Class A shares during the three months ended March 31, 2010 and 2009, respectively	3,433	3

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(80,718)	$(67,156)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended March 31,
	2010	2009
Equity-based compensation, per below	$63,806	$53,045
Profit-sharing expense, per below	50,414	3,605
Discretionary bonuses	34,359	22,859
Other payroll, taxes and benefits	30,814	29,727

	$179,393	$109,236

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75
Issued	7,233,070	4.70	1,004,551	4.70	15,991	5.35	—	—
Converted to Class A shares	(4,412,525)	17.02	(782,226)	14.47	—	—	—	—
Transfers (C)	5,374,289	12.51	(5,374,289)	12.51	—	—	—	—
Forfeited	(103,544)	14.54	(212,555)	8.42	—	—	—	—

Outstanding as of March 31, 2010 (B)	53,033,101	$12.83	1,324,535	$10.67	232,358	$9.29	31,000,000	$13.75

	Three Months Ended March 31,
	2010	2009
Expense incurred (B)
Employee RSUs	$38,453	$24,423
Non-Employee RSUs	1,250	4,461
Restricted Shares	90	148
LTIP	1,696	1,696
RPUs	22,317	22,317

Total equity-based compensation expense	$63,806	$53,045

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of March 31, 2010 for awards granted to non-employees was $3.99, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $603.9 million, with a weighted average recognition period of 2.9 years. This does not include amounts related to the Principals Agreement.

(C)	Relates to FCF employees who became employees of Fortress (see Note 3).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

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

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2010	2009
Private equity funds (A)	$—	$(15)
Castles (A)	—	(137)
Liquid hedge funds	3,026	2,564
Credit hedge funds	4,145	1,193
Credit private equity funds	43,243	—
Other	—	—

Total	$50,414	$3,605

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	146,073,810	146,073,810	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	11,606,613	11,606,613	631,260	631,260
Fully vested restricted Class A shares	141,472	141,472	70,632	70,632
Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	307,773,852	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	157,821,895	465,595,747	95,202,243	95,202,243

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(84,151)	$(84,151)	$(67,159)	$(67,159)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(4,934)	(4,934)	(359)	(359)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Fortress Investment Group LLC Class A shares (1)	—	(180,051)	—	—

Net income (loss) available to Class A shareholders	$(89,085)	$(269,136)	$(67,518)	$(67,518)

Weighted average shares outstanding	157,821,895	465,595,747	95,202,243	95,202,243

Basic and diluted net income (loss) per Class A share	$(0.56)	$(0.58)	$(0.71)	$(0.71)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended March 31,
	2010	2009
Share Units	27,632,927	25,347,250

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2010	2009
Class A shares (public shareholders)	146,073,810	94,500,351
Restricted Class A shares (directors)	231,292	135,496
Restricted Class A share units (employees) (A)	11,606,613	631,260
Restricted Class A share units (employees) (B)	19,651,275	22,955,132
Fortress Operating Group units (Principals)	307,773,852	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	516,336,842	461,293,789

	As of March 31, 2010	As of December 31, 2009
Class A shares (public shareholders)	150,837,644	145,485,255
Restricted Class A shares (directors)	232,358	216,367
Restricted Class A share units (employees) (A)	6,905,998	1,174,117
Restricted Class A share units (employees) (B)	19,651,275	25,218,073
Fortress Operating Group units (Principals)	307,773,852	307,773,852
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	516,401,127	510,867,664

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2010, 11.4 million existing RSUs vested and the related Class A shares will be delivered within six months of vesting pursuant to the plan documents. A portion of these shares was delivered in March 2010.

Dividends and distributions during the three months ended March 31, 2010 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	9,442	—	28,468	28,468
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	951	—	2,867	2,867

Total distributions	$10,393	$—	$31,335	$31,335

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the Principals and RPU holders. In the fourth quarter of 2009, Fortress declared $16.6 million of such distributions of which $10.4 million were paid, as reflected in the table, and $6.2 million were not paid as a result of a change in tax estimates.

The following table summarizes our comprehensive income (loss) (net of taxes) for the three months ended March 31, 2009:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(67,159)	$(219,522)	$(286,681)
Foreign currency translation	(2)	(244)	(246)
Comprehensive income (loss) from equity method investees	(71)	(355)	(426)

Total comprehensive income (loss)	$(67,232)	$(220,121)	$(287,353)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2009.

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $114.8 million as of March 31, 2010. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

April 1 to December 31, 2010	$13,640
2011	12,239
2012	11,726
2013	11,532
2014	10,923
2015	10,458
Thereafter	11,613

Total	$82,131

Rent expense recognized on a straight-line basis during the three months ended March 31, 2010 and 2009 was $5.0 million and $4.9 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2010, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following six primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit private equity (“PE”) funds, and (vi) principal investments in these funds as well as cash that is available to be invested.

“Distributable earnings” is a measure of operating performance used by management in analyzing its segment and overall results. For the existing Fortress businesses it is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i) a.	for Fortress Funds which are private equity funds and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.	for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

Other Income

(ii)	with respect to income from certain principal investments and certain other interests that cannot be readily transferred or redeemed:

a.	for equity method investments in the private equity funds and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

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

(vii)	adding back the amortization of intangible assets and any impairment of goodwill recorded under GAAP,

(viii)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals,

(ix)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. Fortress defines its segment operating margin to be equal to fund management DE divided by segment revenues.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

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

(iv)	the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above.

Distributable Earnings Impairment

Investment Impairment for DE purposes

During the three months ended March 31, 2010, Fortress recorded $4.3 million of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. This impairment primarily related to declines in the value of investments that were previously impaired. As of March 31, 2010, Fortress had $0.3 million of unrealized losses on certain indirect investments in hedge fund special investment accounts that have not been recorded as impairment. As of March 31, 2010, Fortress’s share of the net asset value of its direct and indirect investments in private equity funds and credit PE funds exceeded its segment cost basis by $165.7 million, representing unrealized gains.

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity funds, which are subject to contingent clawback, as of March 31, 2010:

Fund	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year-End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve	Current Year-to-Date Net DE Reserve	Inception-to-Date Net DE Reserve	Notes
Fund I	N/A	N/A	$—	$—	$—	$—	(B	)
Fund II - A	N/A	N/A	—	—	—	—	(B	)
Fund II - B	$6,029	6 Quarters	8,520	—	—	8,520	(C	)
Fund III	45,108	9 Quarters	45,108	—	—	45,108	(D	)
FRID	10,041	11 Quarters	10,041	—	—	10,041	(D	)
Credit Opportunities Fund	N/A	N/A	—	—	—	—	(B	)
FTS SIP L.P.	N/A	N/A	—	—	—	—	(B	)

Total	$61,178		$63,669	$—	$—	$63,669

(A)	See Note 2.

(B)	This fund had significant unrealized gains at March 31, 2010. As a result, the CODM determined that no reserve for clawback was required.

(C)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination

Fortress has recorded a total of approximately $4.3 million of impairment and net reserves for DE purposes on certain private equity funds and credit PE funds as described above during the three months ended March 31, 2010. Fortress expects aggregate returns on its other private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2010 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $0.3 million.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

March 31, 2010 and the Three Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$33,252	$12,539	$18,802	$33,102	$10,157	$—	$—	$107,852
Incentive income	—	—	5,502	8,321	85,150	—	—	98,973

Segment revenues - total	$33,252	$12,539	$24,304	$41,423	$95,307	$—	$—	$206,825

Fund management distributable earnings	$24,562	$4,437	$7,812	$10,762	$45,801	$—	$(1,230)	$92,144

Pre-tax distributable earnings	$24,562	$4,437	$7,812	$10,762	$45,801	$4,249	$(1,230)	$96,393

Total segment assets	$58,906	$13,599	$5,104	$9,428	$12,006	$947,202	$526,300	$1,572,545

							(A )

(A) Unallocated assets include deferred tax assets of $443.4 million. March 31, 2009 and the Three Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$37,631	$11,911	$22,629	$28,123	$6,081	$—	$—	$106,375
Incentive income	—	—	—	822	—	—	—	822

Segment revenues - total	$37,631	$11,911	$22,629	$28,945	$6,081	$—	$—	$107,197

Fund management distributable earnings	$29,289	$3,989	$5,975	$2,904	$2,233	$—	$(151)	$44,239

Pre-tax distributable earnings	$29,289	$3,989	$5,975	$2,904	$2,233	$(35,034)	$(151)	$9,205

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

	March 31, 2010 and the Three Months Then Ended	Three Months Ended March 31, 2009
Fund management distributable earnings	$92,144	$44,239
Investment income (loss)	8,001	(26,909)
Interest expense	(3,752)	(8,125)

Pre-tax distributable earnings	96,393	9,205
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(85,150)	$—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	—	—
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	17,944	—
Incentive income from hedge funds, subject to annual performance achievement	(6,283)	—
Incentive income received from the sale of shares related to options	—
Reserve for clawback, gross (see discussion above)	—	—

	(73,489)	—
Adjust other income
Distributions of earnings from equity method investees**	(5,776)	—
Earnings (losses) from equity method investees**	12,599	(38,921)
Gains (losses) on options in equity method investees	556	24
Gains (losses) on other investments	(58)	(1,853)
Incentive income guarantee	—	—
Impairment of investments (see discussion above)	4,344	32,274
Adjust income from the receipt of options	—	—

	11,665	(8,476)
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(63,806)	(53,044)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(63,806)	(53,044)
Adjust Principals’ equity-based compensation expense	(234,759)	(234,759)
Adjust non-controlling interests related to Fortress Operating Group units	180,123	219,623
Adjust tax receivable agreement liability	1,317	(55)
Adjust income taxes	(1,595)	347

Total adjustments	(180,544)	(76,364)
Net Income (Loss) Attributable to Class A Shareholders	(84,151)	(67,159)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(177,181)	(219,522)

Net Income (Loss)	$(261,332)	$(286,681)

Total segment assets	$1,572,545
Adjust equity investments from cost	115,719
Adjust investments gross of employee portion	45,959
Adjust option investments to intrinsic value	1,304

Total assets (GAAP)	$1,735,527

**	This adjustment relates to all of the Castles, private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended March 31,
	2010	2009
Segment revenues	$206,825	$107,197
Adjust management fees*	1,285	163
Adjust incentive income	(73,489)	—
Adjust income from the receipt of options	—	—
Other revenues*
Adjust management fees from non-affiliates	(2,601)	(886)
Adjust incentive income from non-affiliates	(7,928)	(822)
Adjust other revenues (including expense reimbursements)	36,096	16,644

	25,567	14,936

Total revenues (GAAP)	$160,188	$122,296

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation expense by segment was as follows:

	Private Equity		Liquid Hedge Funds	Credit
	Funds	Castles		Hedge Funds	PE Funds	Unallocated	Total
Three Months Ended March 31,
2010	$278	$115	$385	$834	$210	$860	$2,682
2009	$284	$169	$611	$696	$107	$774	$2,641

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events which have occurred subsequent to March 31, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On February 16, 2010, Fortress announced that certain of its consolidated affiliates had agreed to acquire 100% of the equity of Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for approximately $22 million (subject to certain adjustments), with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. The closing of the transaction occurred on April 16, 2010. The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and has an estimated current fair value of approximately $4 million (maximum payment of $28 million) and, therefore, the total purchase price was approximately $26 million which is expected to be allocated approximately as follows: $8 million to goodwill, $8 million to amortizable intangible assets, $7 million to net deferred tax assets, and $3 million to miscellaneous net assets. In addition, Fortress incurred approximately $1 million of acquisition-related costs which were expensed as incurred to General, Administrative and Other Expense.

Logan Circle is a fixed income asset manager with approximately $11.4 billion in assets under management as of April 16, 2010. With this acquisition, Fortress will expand its investment management business to offer fixed income products to investors worldwide. Logan Circle will initially be reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

In connection with the acquisition of Logan Circle, Fortress established an equity compensation plan for Fortress employees who were formerly employed by Logan Circle. No awards had been granted under this plan through March 31, 2010.

In April 2010, certain Principals exchanged an aggregate of 7,500,000 FOG units and Class B shares for an equal number of Class A shares and simultaneously contributed these shares to a charitable organization.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

NOTE 12 – CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended, March 31, 2010.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

The consolidating balance sheet information is as follows:

	As of March 31, 2010
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$220,500	$2,921	$—	$223,421
Due from affiliates	102,439	17,004	(18,313)	101,130
Investments	878,467	145,834	(145,834)	878,467
Deferred tax asset	13,332	430,027	—	443,359
Other assets	80,365	9,161	(376)	89,150

	$1,295,103	$604,947	$(164,523)	$1,735,527

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$64,828	$—	$—	$64,828
Due to affiliates	54,380	326,877	(18,689)	362,568
Deferred incentive income	227,303	—	—	227,303
Debt obligations payable	369,876	—	—	369,876
Other liabilities	58,054	—	—	58,054

	774,441	326,877	(18,689)	1,082,629
Commitments and Contingencies
Equity
Paid-in capital	3,324,620	1,130,850	(3,324,620)	1,130,850
Retained earnings (accumulated deficit)	(2,878,267)	(852,145)	2,878,267	(852,145)
Accumulated other comprehensive income (loss)	(5,419)	(635)	5,419	(635)

Total Fortress shareholders’ equity (B)	440,934	278,070	(440,934)	278,070
Principals’ and others’ interests in equity of consolidated subsidiaries	79,728	—	295,100	374,828

Total Equity	520,662	278,070	(145,834)	652,898

	$1,295,103	$604,947	$(164,523)	$1,735,527

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$106,536	$—	$—	$106,536
Incentive income from affiliates	17,556	—	—	17,556
Expense reimbursements from affiliates	23,067	—	—	23,067
Other revenues	13,028	1	—	13,029

	160,187	1	—	160,188

Expenses
Interest expense	3,750	46	—	3,796
Compensation and benefits	179,393	—	—	179,393
Principals agreement compensation	234,759	—	—	234,759
General, administrative and other	21,107	1	—	21,108
Depreciation and amortization	2,682	—	—	2,682

	441,691	47	—	441,738

Other Income (Loss)
Gains (losses) from investments	572	—	—	572
Tax receivable agreement liabilty adjustment	—	1,317	—	1,317
Earnings (losses) from equity method investees	19,881	(85,547)	85,547	19,881

	20,453	(84,230)	85,547	21,770

Income (Loss) Before Income Taxes	(261,051)	(84,276)	85,547	(259,780)
Income tax benefit (expense)	(1,677)	125	—	(1,552)

Net Income (Loss)	$(262,728)	$(84,151)	$85,547	$(261,332)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$2,942	$—	$(180,123)	$(177,181)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(265,670)	$(84,151)	$265,670	$(84,151)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(262,728)	$(84,151)	$85,547	$(261,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,682	—	—	2,682
Other amortization and accretion	877	—	—	877
(Earnings) losses from equity method investees	(19,881)	85,547	(85,547)	(19,881)
Distributions of earnings from equity method investees	2,707	—	—	2,707
(Gains) losses from investments	(572)	—	—	(572)
Deferred incentive income	(17,944)	—	—	(17,944)
Deferred tax (benefit) expense	75	(801)	—	(726)
Tax receivable agreement liability adjustment	—	(1,317)	—	(1,317)
Equity-based compensation	298,566	—	—	298,566
Allowance for doubtful accounts	1,122	—	—	1,122
Cash flows due to changes in
Due from affiliates	(45,653)	(3,034)	3,034	(45,653)
Other assets	(1,248)	(44)	—	(1,292)
Accrued compensation and benefits	(21,211)	—	—	(21,211)
Due to affiliates	6,118	44	(3,034)	3,128
Deferred incentive income	85,150	—	—	85,150
Other liabilities	32,302	—	—	32,302

Net cash provided by (used in) operating activities	60,362	(3,756)	—	56,606

Cash Flows From Investing Activities
Contributions to equity method investees	(28,485)	(22,961)	22,961	(28,485)
Distributions of capital from equity method investees	41,616	4,470	(4,470)	41,616
Purchase of fixed assets	(388)	—	—	(388)
Proceeds from disposal of fixed assets	—	—	—	—

Net cash provided by (used in) investing activities	12,743	(18,491)	18,491	12,743

Cash Flows From Financing Activities
Repayments of debt obligations	(27,950)	—	—	(27,950)
Payment of deferred financing costs	—	—	—	—
Issuance (purchase) of Class A shares (RSU settlements)	(22,961)	22,961	—	—
Capital contributions (distributions)	22,961	—	(22,961)	—
Dividends and dividend equivalents paid	(14,863)	—	14,863	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	37	—	—	37
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(4,721)	—	(10,393)	(15,114)

Net cash provided by (used in) financing activities	(47,497)	22,961	(18,491)	(43,027)

Net Increase (Decrease) in Cash and Cash Equivalents	25,608	714	—	26,322
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099

Cash and Cash Equivalents, End of Period	$220,500	$2,921	$—	$223,421

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

Fortress is a leading global alternative asset manager with approximately $30.2 billion in AUM as of March 31, 2010. We raise, invest and manage private equity funds, liquid hedge funds and credit funds. We have over 1,000 fund investors to date who represent the core of our business and with whom our interests are aligned. We earn management fees based on the size of our funds, incentive income based on the performance of our funds, and investment income (loss) from our principal investments in those funds. We invest capital in each of our businesses.

As of March 31, 2010, we managed alternative assets in three core businesses:

Private Equity  —  a business that manages approximately $14.6 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds  —  a business that manages approximately $4.3 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds  —  a business that manages approximately $11.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

In addition, we treat our principal investments in these funds as a distinct business segment.

Balance Sheet

Our assets consist primarily of the following:

1)	Investments in our funds, recorded generally based on our share of the funds’ underlying net asset value, which in turn is based on the estimated fair value of the funds’ investments.

2)	Cash.

3)	Amounts due from our funds for fees and reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible – it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility.

2)	Accrued compensation, generally payable to employees shortly after year-end.

3)	Amounts due to our Principals under the tax receivable agreement. These amounts partially offset the deferred tax assets and do not become payable to the Principals until the related future tax benefits are realized.

4)	Deferred incentive income, which is incentive income that we have already received in cash but is subject to contingencies and may have to be returned (“clawed back”) to the respective funds if certain performance hurdles are not met.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectability of receivables.

4)	Current amounts due under our credit facility.

5)	Other current liabilities, primarily accrued compensation.

6)	Debt covenants, including the ratio of investment assets to debt.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues consist primarily of the following:

1)	Fees and reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds’ performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash.

2)	Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Principals agreement compensation, which has no economic effect on us and is not considered by management in assessing our performance.

4)	Other general and administrative expenses and interest.

5)	Taxes.

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

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit private equity (“PE”) funds, and (vi) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on the varying strategies of the funds we manage in each segment.

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

While market conditions in the United States and abroad have generally improved over the last several months, it is not clear whether any sustained recovery will occur or, if so, for how long it will last. Concerning developments in the global capital markets during the first quarter of 2010 have renewed concerns among many market participations about the health of the financial markets and the financial institutions and countries that participate in these markets. We and other market participants face uncertain conditions, a reduced universe of counterparties (and attendant increased counterparty risk) and continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures. If market conditions remain challenging or deteriorate in the future – particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress or one or more of our funds.

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

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Equity market conditions have shown initial signs of stabilizing during most of 2009, and we were able to successfully access the equity markets in the United States and abroad during 2009 (including, for example, our IPO of Rail America in late 2009). That said, the U.S. and global equity markets remain somewhat constricted, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The current market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have begun to recently improve, there currently is less debt and equity capital available in the market relative to the levels available in years prior to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which in turn impacts our management fees, incentive income and investment income as described below. In recent months, such values have rebounded, but have not increased to their historical levels.

•

There has been a prolonged reduction in market trading activity in certain market sectors. This reduction and concern over market conditions have resulted in significant reductions in valuations by third party brokers and pricing agents, and in difficulty in obtaining price quotes for less actively traded instruments.

•

The market prices of the investments held by our private equity funds and credit PE funds in public companies have decreased substantially from their high values, but have rebounded meaningfully in 2009 and early 2010. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we successfully executed an IPO of one of our private equity portfolio companies in October 2009, the overall volume of IPO transactions (particularly of private equity-backed companies) has continued to be significantly lower than in prior years and execution risk for such transactions remains higher.

•

These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry. A number of our funds have been affected by this trend in prior periods, but this trend decelerated somewhat in 2009 and early 2010.

•	As a result of the above factors:

•

We did not pay a dividend on our Class A shares from the third quarter of 2008 through the first quarter of 2010. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the three months ended March 31, 2010, we have taken $4.3 million of impairments and net reserves related to such funds for distributable earnings purposes. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees in prior periods, although we have recorded net GAAP income from such investments in 2009 and the first quarter of 2010. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid hedge funds received a total of $0.3 billion in redemption requests, including affiliates, for the three months ended March 31, 2010. These redemptions will directly impact the management fees we receive in 2010 from such funds (which pay management fees of between 1.5% - 2% of AUM). Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009, such returns of capital are generally being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future capital return requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds. The 2010 redemption notice dates for either Fortress’s flagship credit hedge fund or the Fortress Partners Fund have not yet occurred.

•

In previous periods, we disclosed that the NAVs of most of our investors in our main credit and liquidity hedge funds were below their incentive income thresholds (high water marks). As a result of recent improved performance, the incentive income outlook for these funds has substantially improved. See Note 2 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others. We did not earn a substantial amount of incentive income in 2009.

•

During 2008 and 2009, the public company was more focused on preserving capital and liquidity at the public company level than on making investments at the public company level. As market conditions, as well as the company’s liquidity and leverage levels, improved during 2009, the company has renewed efforts to explore making investments at the public company level. On February 16, 2010, the public company announced that certain of its consolidated affiliates have agreed to acquire Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for approximately $22 million (subject to certain adjustments), with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. The transaction closed on April 16, 2010. Logan Circle is a fixed income asset manager with approximately $11.4 billion in assets under management as of April 16, 2010.

•	Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

The strength of, and competitive dynamics within, the alternative asset management industry, including the amount of capital invested in, and withdrawn from, alternative investments.

The strength of the alternative asset management industry, and our competitive strength relative to our peers, are dependent upon several factors, including, among other things, (1) the investment returns alternative asset managers can provide relative to other investment options, (2) the amount of capital investors allocate to alternative asset managers, and (3) our performance relative to our competitors and the related impact on our ability to attract new capital.

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in the past years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Although spreads over the past two years have been volatile, they have widened significantly from levels prior to the challenging market conditions. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the past several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) have increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have recently reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 and early 2010 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased—and redemption requests appear to have decreased – relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 and early 2010, we have been able to raise additional capital in various funds.

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

We do not currently know the full extent to which this continued uncertainty will affect us or the markets in which we operate. If the challenging conditions continue, or result in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with debt covenants and obtaining investment financing and making investments on attractive terms. However, to date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

	Three Months Ended March 31,
	2010	2009	Variance
Revenues
Management fees from affiliates	$106,536	$105,652	$884
Incentive income from affiliates	17,556	—	17,556
Expense reimbursements from affiliates	23,067	13,047	10,020
Other revenues	13,029	3,597	9,432

	160,188	122,296	37,892

Expenses
Interest expense	3,796	8,186	(4,390)
Compensation and benefits	179,393	109,236	70,157
Principals agreement compensation	234,759	234,759	—
General, administrative and other expense (including depreciation and amortization)	23,790	19,826	3,964

	441,738	372,007	69,731

Other Income (Loss)
Gains (losses) - other investments	572	(2,473)	3,045
Tax receivable agreement liability adjustment	1,317	(55)	1,372
Earnings (losses) from equity method investees	19,881	(34,849)	54,730

	21,770	(37,377)	59,147

Income (Loss) Before Income Taxes	(259,780)	(287,088)	27,308
Income tax benefit (expense)	(1,552)	407	(1,959)

Net Income (Loss)	$(261,332)	$(286,681)	$25,349

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Fee Paying Assets Under Management

We measure AUM by reference to the fee paying assets we manage, including the capital we have the right to call from our investors due to their capital commitments. Our AUM has changed as a result of raising new funds, capital acquisitions, and increases in the NAVs of certain funds from new investor capital and retained profits, offset by lower performance in certain funds coupled with redemptions in our hedge funds.

Our AUM has changed for the three months ended March 31, 2010 as follows (in millions):

	Private Equity			Credit
2010	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds (H)	Total
AUM December 31, 2009	$11,344	$3,232	$4,297	$9,256	$3,347	$31,476
Capital raised (A)	—	2	634	81	23	740
Increase in invested capital	2	—	1	1	198	202
Redemptions (B)	—	—	(217)	(54)	—	(271)
SPV/LCI distributions (C)	—	—	(510)	(351)	—	(861)
Return of capital distributions (D)	(5)	—	—	(1)	(1,358)	(1,364)
Adjustment for reset date (E)	—	—	—	—	—	—
Crystallized incentive income (F)	—	—	(3)	—	—	(3)
Equity buybacks	—	(62)	—	—	—	(62)
Income (loss) and foreign exchange (G)	214	(117)	71	185	(13)	340

AUM March 31, 2010	$11,555	$3,055	$4,273	$9,117	$2,197	$30,197

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2010.

(C)	Represents distributions from (i) the Drawbridge Global Macro Fund SPV, which was established to hold the illiquid assets pertaining to investors who gave redemption notices in the fourth quarter of 2008, and (ii) assets held by liquidating class investors in our Drawbridge Special Opportunities Fund, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized.

(D)	Return of capital distributions are based on realization events for private equity and credit PE funds. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.

(E)	The reset date is the date on which a private equity fund or credit PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(F)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(G)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(H)	As of March 31, 2010, the credit PE funds had approximately $2.9 billion of uncalled capital that will become assets under management when deployed/called.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds.

Management Fees

Changes in average AUM have an effect on our management fee revenues. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM March 31,		Returns (B)
Name of Fund	Inception Date		Maturity Date (A)	2010	2009	Inception to March 31, 2010
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		Apr-10	$—	$36	25.8%
Fund II	Jul-02		Feb-13	328	328	37.0%
Fund III	Sep-04		Jan-15	1,253	880	1.1%
Fund III Coinvestment	Nov-04		Jan-15	122	106	0.5%
Fund IV	Mar-06		Jan-17	2,348	1,780	(9.7)%
Fund IV Coinvestment	Apr-06		Jan-17	530	412	(11.5)%
Fund V	May-07		Feb-18	3,963	4,000	(C )
Fund V Coinvestment	Jul-07		Feb-18	935	938	(C )
GAGACQ Coinvestment Fund	Sep-04		Permanent	—	9	21.7%
FRID	Mar-05		Apr-15	476	293	(10.5)%
FRIC	Mar-06		May-16	126	30	(12.3)%
FICO	Aug-06		Jan-17	47	113	(76.9)%
FHIF	Dec-06		Jan-17	785	626	(7.4)%
FECI	Jun-07		Feb-18	532	532	(10.8)%
						Returns (B)
						Inception to Date (D)	Three Months Ended March 31,
							2010	2009
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13	110	78	(15.9)%	2.3%	(C )

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,102	1,165	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03		Permanent	1,953	1,913	N/A	(E )	(20.6)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		Non-redeemable	771	3,771	10.2%	3.7%	5.2%
Fortress Macro Funds	May-09		Redeemable	2,270	—	14.4%	3.0%	N/A
Fortress Commodities Fund LP	Jan-08		Redeemable	838	1,028	4.6%	(3.5)%	(0.5)%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable	96	—	(8.5)%	(3.5)%	N/A

Credit Hedge Funds
Drawbridge Special Opportunities Fund LP (F)	Aug-02		PE style redemption	4,535	4,383	9.1%	6.9%	3.1%
Drawbridge Special Opportunities Fund LTD (F)	Aug-02		PE style redemption	548	449	9.0%	7.0%	3.5%
Worden Fund	Jan-10		PE style redemption	77	—	(C )	(C )	N/A
Fortress Partners Fund LP	Jul-06		Redeemable	826	708	(0.4)%	3.0%	(2.0)%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	738	592	0.1%	2.6%	(1.4)%
Value Recovery Funds and related assets	(G	)	Non-redeemable	2,326	—	(G )	(G )	(G )

Continued on next page

			AUM		Returns (B)
			March 31,		Inception to March 31, 2010
Name of Fund	Inception Date	Maturity Date (A)	2010	2009
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	619	914	32.8%
Credit Opportunities Fund II	Jul-09	Jul-22	133	—	(C )
FTS SIP LP	Sep-08	Oct-18	107	381	39.4%
Long Dated Value Fund I	Apr-05	Apr-30	201	201	3.5%
Long Dated Value Fund II	Nov-05	Nov-30	207	207	2.7%
Long Dated Value Fund III	Feb-07	Feb-32	243	115	11.1%
LDVF Patent Fund	Nov-07	Nov-27	14	14	22.5%
Real Assets Fund	Jun-07	Jun-17	133	126	(C )
Assets Overflow Fund	Jul-08	May-18	34	82	(C )
Japan Opportunity Fund	Jun-09	Jun-19	506	—	(C )

Subtotal - all funds			29,832	26,210
Managed accounts			365	92

Total (H)			$30,197	$26,302

(A)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. The liquid hedge funds and the Fortress Partners funds are generally redeemable at the option of the fund investors. The Drawbridge Special Opportunity Funds and Worden Fund may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Drawbridge Global Macro Funds and Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 83% of our AUM as of March 31, 2010.

(B)	Represents the following:

For private equity funds, other than the Mortgage Opportunities Funds, and credit PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2009 and 2010 ROE is not meaningful because Newcastle had negative book equity.

For liquid and credit hedge funds, as well as the Mortgage Opportunities Fund, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

(C)	These funds: (a) were in their investment periods, or (b) had less than one year elapsed from their inception, and had no successor fund formed, through the end of these years. In some cases, particularly Fund V and Fund V Coinvestment, returns during these periods were significantly negative.

(D)	For liquid hedge funds, credit hedge funds and Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	Interim returns for Eurocastle Investment Limited are only reported on a semi-annual basis at June 30 of each calendar year.

(F)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(G)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(H)	In addition to the funds listed, Fortress manages the GAGACQ Fund, NIH, FBIF, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our ending headcount was 819 at both March 31, 2009 and March 31, 2010.

Revenues

	Three Months Ended March 31,
	2010	2009	Variance
Management fees from affiliates	$106,536	$105,652	$884
Incentive income from affiliates	17,556	—	17,556
Expense reimbursements from affiliates	23,067	13,047	10,020
Other revenues	13,029	3,597	9,432

Total Revenues	$160,188	$122,296	$37,892

For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $0.9 million primarily due to the net effect of increases (decreases) in average AUM of ($1.2) billion, $0.1 billion, ($0.9) billion, $1.7 billion and $1.1 billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds, and our credit PE funds, respectively. The combined net increase to average AUM generated an increase in the amount of $1.3 million in management fees. Management fees from affiliates decreased by $0.7 million as a result of a decrease in the average management fee percentage earned which was partially offset by an increase of $0.3 million as a result of changes in foreign currency exchange rates.

Incentive income from affiliates increased by $17.6 million primarily as a result of $17.9 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the three months ended March 31, 2010 as compared to no incentive income recognized for the prior comparative period.

Expense reimbursements from affiliates increased by $10.0 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the three months ended March 31, 2010, primarily attributable to the Value Recovery Funds which Fortress began managing in June 2009, as compared to the three months ended March 31, 2009.

Other revenues increased by $9.4 million primarily due to (i) an increase of $1.7 million in management fees from non-affiliates primarily attributed to a net increase of $0.2 billion in average AUM from our managed accounts, (ii) an increase of $4.3 million in incentive income from non-affiliates, and (iii) an increase of $3.2 million in dividend income earned from our direct investments, of which $0.4 million in dividend income was earned on a direct investment that has been liquidated.

Expenses

	Three Months Ended March 31,
	2010	2009	Variance
Interest expense	$3,796	$8,186	$(4,390)
Compensation and benefits	179,393	109,236	70,157
Principals agreement compensation	234,759	234,759	—
General, administrative and other (including depreciation and amortization)	23,790	19,826	3,964

Total Expenses	$441,738	$372,007	$69,731

For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, total expenses increased as a result of the following:

Interest expense decreased by $4.4 million primarily due to (i) a decrease of $1.9 million due to a decrease in average borrowings from the first quarter of 2009, (ii) a decrease of $1.9 million due to write-offs of deferred financing costs that were recognized during the three months ended March 31, 2009, and (iii) a decrease of $0.6 million in the amortization of deferred financing costs.

Compensation and benefits increased by $70.2 million primarily due to (i) a $46.8 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our credit PE funds, (ii) an increase of $10.8 million in equity-based compensation largely due to a decrease in the forfeiture assumption from March 31, 2009 relating to RSUs under our equity-based compensation plan and an increase in amortization expense resulting from new RSU awards granted for the three months ended March 31, 2010, and (iii) an increase of $11.5 million due to an increase in discretionary bonuses for the three months ended March 31, 2010.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $4.0 million primarily as a result of (i) a net increase of $4.0 million in recruiting, hardware and software maintenance and other general expenses, and (ii) an allowance for potentially uncollectable management fees in connection with certain funds experiencing liquidity shortfalls in the amount of $1.1 million, offset by (iii) a decrease in professional fees and consulting fees of $1.0 million.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $603.9 million with a weighted average recognition period of 2.9 years. This does not include amounts related to the Principals Agreement, which is discussed above.

Principals Agreement Compensation

As a result of the Principals Agreement, $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. When Fortress records this non-cash expense, it records a corresponding increase in capital.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Three Months Ended March 31,
	2010	2009
GAAP Net Income (Loss)	$(261,332)	$(286,681)
Principals Agreement Compensation	234,759	234,759

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(26,573)	$(51,922)

Other Income (Loss)

	Three Months Ended March 31,
	2010	2009	Variance
Net gains (losses) - other investments	$572	$(2,473)	$3,045
Tax receivable agreement liability reduction	1,317	(55)	1,372
Earnings (losses) from equity method investees	19,881	(34,849)	54,730

Total Other Income (Loss)	$21,770	$(37,377)	$59,147

For the three months ended March 31, 2010 compared with the three months ended March 31, 2009, total other income (loss) increased as a result of the following:

Net gains (losses) – other investments increased by $3.0 million primarily due to (i) the recognition of a net unrealized gain of $0.2 million for the three months ended March 31, 2010 on our investments in GAGFAH and in our Castles, as compared to the recognition of a net unrealized loss of $1.9 million on our investments in GAGFAH and in our Castles for the three months ended March 31, 2009, (ii) a $0.4 million net increase in realized gains related to changes in the foreign currency exchange rates from the three months ended March 31, 2009 to the three months ended March 31, 2010, and (iii) a net increase in unrealized gains of $0.5 million for the three months ended March 31, 2010 on our options in our Castles. Our investments in GAGFAH and the Castles are held at fair value.

Earnings (losses) from equity method investees increased by $54.7 million primarily due to the net effect of (i) the recognition of $19.9 million in net income from equity method investees in 2010 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds, compared to (ii) the recognition of a $34.8 million net loss on our equity method investments for the three months March 31, 2009. The overall increase in income was primarily a result of improved returns within the funds.

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

For the three months ended March 31, 2010, Fortress recognized income tax expense (benefit) of $1.6 million. For the three months ended March 31, 2009, Fortress recognized income tax expense (benefit) of ($0.4 million). The primary reasons for the changes in income tax expense (benefit) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) a write off of a portion of the deferred tax asset related to RSUs which vested and were delivered at a value substantially less than their original value.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies.

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

Distributable earnings is defined in Note 10 to Part I, Item 1, “Financial Statements and Supplementary Data – Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

	Three Months Ended March 31,
	2010	2009	Variance
Management Fees	$33,252	$37,631	$(4,379)
Incentive Income	—	—	—

Segment revenues - total	$33,252	$37,631	$(4,379)

Pre-tax distributable earnings	$24,562	$29,289	$(4,727)

Pre-tax distributable earnings decreased by $4.7 million primarily due to:

•

a $4.4 million net decrease in management fees. Management fees decreased by $4.4 million due to (i) a $4.3 million decrease primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital (in particular, FICO, Fund IV, Fund IV Coinvestment, and FHIF) and (ii) a reserve of $0.2 million for certain accrued management fees deemed potentially uncollectible; and

•

a $0.3 million increase in operating expenses primarily related to a $0.8 million increase in compensation and benefits expense (excluding Mortgage Opportunities Fund III), partially offset by a $0.3 million reduction in professional fees and a $0.2 million reduction in compensation and benefits related to Mortgage Opportunities Fund III due to a decrease in their average headcount for the three months ended March 31, 2010 as compared to the prior comparative period.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Three Months Ended March 31,
	2010	2009	Variance
Management Fees	$12,539	$11,911	$628
Incentive Income	—	—	—

Segment revenues - total	$12,539	$11,911	$628

Pre-tax distributable earnings	$4,437	$3,989	$448

Pre-tax distributable earnings increased by $0.4 million primarily due to:

•

a $0.6 million increase in management fees primarily due to a $0.3 million increase as a result of changes in foreign currency exchange rates, a $0.2 million increase in management fees from non-affiliates, and a $0.1 million increase as a result of an increase in average AUM; and

•	a $0.1 million net increase in operating expenses.

Liquid Hedge Funds

	Three Months Ended March 31,
	2010	2009	Variance
Management Fees	$18,802	$22,629	$(3,827)
Incentive Income	5,502	—	5,502

Segment revenues - total	$24,304	$22,629	$1,675

Pre-tax distributable earnings	$7,812	$5,975	$1,837

Pre-tax distributable earnings increased by $1.8 million primarily due to:

•

a $3.5 million net decrease in management fees. Management fees decreased by $3.8 million primarily due to declines in average AUM caused by investor redemptions subsequent to March 31, 2009 which resulted in decreases of $14.0 million and $1.0 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. These decreases were partially offset by (i) a $9.5 million increase due to management fees generated by the new Fortress Macro Funds which were launched in May 2009 and (ii) a $1.8 million increase due to management fees generated from certain new managed accounts that were launched in November 2009 and January 2010. The $3.8 million management fee decrease was partially offset by a corresponding decrease in the employees’ share of management fees of $0.3 million;

•

a $4.4 million net increase in incentive income. Incentive income increased by $5.5 million which was partially offset by a net increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $1.1 million. Incentive income increased by $5.5 million primarily due to incentive income generated by the Fortress Macro Funds for the three months ended March 31, 2010; and

•	a $0.9 million net decrease in operating expenses primarily due to a decrease in average headcount.

Credit Hedge Funds

	Three Months Ended March 31,
	2010	2009	Variance
Management Fees	$33,102	$28,123	$4,979
Incentive Income	8,321	822	7,499

Segment revenues - total	$41,423	$28,945	$12,478

Pre-tax distributable earnings	$10,762	$2,904	$7,858

Pre-tax distributable earnings increased by $7.9 million primarily due to:

•

a $5.0 million net increase in management fees primarily as a result of (i) a $3.5 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, (ii) a $0.4 million increase in management fees from the Worden Fund, which was launched in January 2010, and (iii) a $1.1 million net increase in management fees from the Drawbridge Special Opportunities Funds and Fortress Partners Funds resulting from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions, subsequent to March 31, 2009;

•

a $4.5 million net increase in incentive income. Incentive income increased by $7.5 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $3.1 million. Incentive income increased by $7.5 million primarily due to (i) a $4.3 million increase in incentive income from a third party account we manage, (ii) $2.8 million of incentive income from special investments, and (iii) an increase of $0.4 million due to an increase in the average capital eligible for incentive income; and

•

a $1.6 million net increase in operating expenses primarily related to an increase of (i) $1.8 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses and (ii) $1.6 million in operating expenses for the Value Recovery Funds, which Fortress began managing in June 2009. These increases were partially offset by (i) a $1.6 million expense reimbursement from the Value Recovery Funds of compensation expense for certain credit hedge fund employees that have provided services to the Value Recovery Funds and (ii) a $0.2 million net decrease in general and administrative expenses and allocable corporate expenses for the three months ended March 31, 2010 as compared to the prior comparative period.

Credit PE Funds

	Three Months Ended March 31,
	2010	2009	Variance
Management Fees	$10,157	$6,081	$4,076
Incentive Income	85,150	—	85,150

Segment revenues - total	$95,307	$6,081	$89,226

Pre-tax distributable earnings	$45,801	$2,233	$43,568

Pre-tax distributable earnings increased by $43.6 million primarily due to:

•

a $4.1 million increase in management fees. Management fees increased by $4.1 million primarily due to (i) a $1.4 million net increase from Credit Opportunities Fund I resulting from the net impact of (a) an increase in the net asset value of certain investments subsequent to March 31, 2009 which previously declined below their invested capital, offset by (b) a decrease in AUM due to the return of capital to investors during the three months ended March 31, 2010, (ii) $3.3 million generated by new credit PE funds created after March 31, 2009, most notably the Japan Opportunity Fund and Credit Opportunities Fund II, and (iii) a $0.3 million increase attributable to capital calls made after March 31, 2009 by Long Dated Value Fund III. These increases in management fees were partially offset by a net decrease of $0.8 million primarily due to the return of capital to investors in the Real Assets Fund and a third party account we manage;

•

a $41.9 million net increase in incentive income. Incentive income increased by $85.2 million, partially offset by an increase in the employees’ share of incentive income of $43.2 million which is reflected as profit sharing compensation expense. The $85.2 million increase in incentive income is primarily due to distributions generated by certain realization events during the three months ended March 31, 2010 from Credit Opportunities Fund I and a third party account we manage; and

•

a $2.5 million net increase in operating expenses, including payroll and allocable corporate expenses, primarily related to an increase in average headcount. The average headcount increased primarily due to Credit Opportunities Fund II and the Japan Opportunity Fund, which commenced in 2009.

Principal Investments

	Three Months Ended March 31,
	2010	2009	Variance
Pre-tax distributable earnings (loss)	$4,249	$(35,034)	$39,283

Pre-tax distributable earnings (loss) increased by $39.3 million primarily due to:

•

a $6.1 million net increase in investment income from our investments in our credit PE funds and hedge funds. Investment income increased $9.0 million and the employee share of investment income increased by $2.8 million. The $9.0 million increase in investment income was due to higher returns on our investments in our credit hedge funds of $3.2 million and an increase of $5.8 million due to a realization event in one of our credit PE funds for the three months ended March 31, 2010 as compared to the prior comparative period;

•	a $0.4 million increase in net investment income due to dividend income earned primarily from our direct investments in GAGFAH common stock and an investment which has been liquidated;

•

a $27.9 million increase in net investment income primarily as a result of a decrease in impairments of $24.9 million, $0.2 million, $0.6 million and $2.3 million in our investments in our private equity funds, Castles, credit PE funds, and special investments in our hedge funds for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009; and

•

a $4.8 million increase in net investment income primarily due to (i) a decrease of $4.4 million in interest expense and (ii) a $0.4 million increase due to foreign currency translation adjustments. Interest expense decreased $4.4 million primarily due to (i) a decrease of $1.9 million as a result of a decrease in average borrowings for the three months ended March 31, 2010 as compared to the prior comparative period, (ii) a decrease of $1.9 million due to write-offs of deferred financing costs that were recognized during the three months ended March 31, 2009 and (iii) a decrease of $0.6 million in the amortization of deferred financing costs.

Unallocated

	Three Months Ended March 31,
	2010	2009	Variance
Pre-tax distributable earnings (loss)	$(1,230)	$(151)	$(1,079)

Pre-tax distributable loss increased by $1.1 million. The increase in loss is primarily due to the incurrence of due diligence expenses related to the acquisition of Logan Circle in the first quarter of 2010.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of March 31, 2010, the receipt of approximately $53.8 million of management fees had been deferred, of which $11.3 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $8.6 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds and credit PE funds, which are subject to restrictions and to management’s judgment regarding the optimal timing of the monetization of underlying investments, as well as dates specified in our hedge funds’ operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management’s judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $223.4 million at March 31, 2010, our available draws under our credit facility of $60.1 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, both of which are more challenging in current market conditions than in periods prior to 2008. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “– Market Considerations), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of March 31, 2010, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

Capital Commitments

We determine whether to make capital commitments to our private equity funds and credit PE funds in excess of the minimum required amounts based on a variety of factors, including estimates regarding our liquidity over the estimated time period during which commitments will have to be funded, estimates regarding the amounts of capital that may be appropriate for other funds which we are in the process of raising or are considering raising, and our general working capital requirements.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2010 consisted of the following (in thousands):

Outstanding Commitment
Private Equity Funds
Fund I	$36
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	25,980
Fund V Coinvestment	4
FRID	796
FHIF	11,446
FECI	1,551

Credit PE Funds
Credit Opportunities Fund	18,438
Credit Opportunities Fund II	8,980
Long Dated Value Fund I	460
Long Dated Value Fund II	2,081
Long Dated Value Fund III	183
LDVF Patent Fund	41
Real Assets Fund	30,467
Assets Overflow Fund	132
Karols Development Co	5,254
FTS SIP L.P.	1,217
Japan Opportunity Fund	2,480
Yama 1 and 2 GK	102
Net Lease Fund	500

Total	$114,772

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

April 1 to December 31, 2010	$13,640
2011	12,239
2012	11,726
2013	11,532
2014	10,923
2015	10,458
Thereafter	11,613

Total	$82,131

Debt Obligations

As of March 31, 2010, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				March 31, 2010
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	March 31, 2010	December 31, 2009
Credit Agreement (2)
Revolving debt (3)	$—	$—	May 2012	—	—
Term loan	350,000	350,000	May 2012	3.55%	1.92
Delayed term loan	19,876	47,825	May 2012	3.18%	0.37

Total	$369,876	$397,825		3.53%	1.84

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.23%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $66.5 million was undrawn under the revolving debt facility as of March 31, 2010. The revolving debt facility included a $25 million letter of credit subfacility of which $8.5 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $60.1 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows as of March 31, 2010 (in thousands).

April 1 - December 31, 2010	$27,950
2011	41,926
2012	300,000

Total	$369,876

As a result of the Nomura transaction, our initial and secondary public offerings, and other transactions, FIG Asset Co. LLC lent excess proceeds of $341.2 million to FIG Corp. pursuant to a demand note. As of March 31, 2010, the outstanding balance was $277.2 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay its credit agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

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

The credit agreement includes customary covenants. We were in compliance with all of these covenants as of March 31, 2010. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

•

Permit the aggregate value of Fortress Fund Investments (generally defined in the credit agreement as the stock of Newcastle, Eurocastle and any other publicly traded company pledged as collateral (and any options in respect of such stock), and Fortress Operating Group’s interests in the Fortress private equity funds, liquid hedge funds and credit funds and certain other investment funds) to be less than 40% of the Required Investment Assets;

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

The following table sets forth the financial covenant requirements as of March 31, 2010.

	March 31, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥	$20,000	$30,237	(A	)
Consolidated Leverage Ratio	≤	3.50	1.29	(B	)
Required Investment Assets	≥	$381	$894	(C	)
Fortress Fund Investments	≥	$153	$566	(C	)
Total Investments	≥	$229	$723	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

March 31, 2010
Outstanding debt (D)	$372.9
Plus: Outstanding letters of credit	8.5
Less: Cash (up to $50 million)	(50.0)

Net debt	$331.4

Twelve Months Ended March 31, 2010
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(899.4)
Depreciation and amortization, interest expense and income taxes	33.1
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	79.8
Other Income Adjustment	(136.5)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,190.4
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	(9.8)
Income (loss) allocable to, or resulting from distributions to, the Principals or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—

EBITDA	$257.6

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	Includes $3.0 million of intercompany debt (eliminated in consolidation) which meets the definition of debt under the credit agreement.

Fortress expects to comply with these covenants as of the applicable testing dates. However, as a result of recent market conditions and their impact on Fortress, it is possible that we may not be able to comply with one or more of these covenants if conditions worsen over time. As a result of the amortization requirements, we may take steps to ensure that we are able to make the required periodic cash amortization payments, including (i) deferring payments to our Principals and affiliates in order to preserve cash, including payments to our Principals under the tax receivable agreement, and (ii) considering potential capital raise transactions in order to increase investments, reduce debt, or a combination of the two options.

This summary is qualified by reference to our credit agreement, a copy of which, including all amendments thereto, has been filed with the SEC.

Dividends / Distributions

During the three months ended March 31, 2010, Fortress Operating Group declared distributions of $31.3 million to the principals and RPU holder in connection with tax obligations.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required amortization payments under, our credit agreement, and (iv) distributing cash flow to equity holders, as applicable.

As described above in “— Results of Operations,” our AUM has changed throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This change is a result of the Fortress Funds raising and investing capital, and generating gains from investments, offset by redemptions, capital distributions and losses.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $56.6 million and ($63.3) million during the three months ended March 31, 2010 and 2009, respectively.

Operating Activities – Comparative

Cash received for management fees decreased by $11.1 million from $123.7 million in 2009 to $112.6 million in 2010. Management fees are based on average fee paying AUM, which increased from 2009 to 2010 (private equity funds decreased by ($1.2) billion, Castles increased by $0.1 billion, liquid hedge funds decreased by ($0.9) billion, credit hedge funds increased by $1.7 billion, and credit PE funds increased by $1.1 billion) as a result of capital raising, including new fund formation, capital acquisitions and returns offset by redemptions, capital distributions and losses. However, the impact of this increase in AUM was offset by approximately $53.8 million of management fees that were past due at March 31, 2010 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and credit PE funds. Severe market conditions resulted in lower fund performance and reduced realizations in 2009 and thus an increase of $85.2 million in cash received for incentive income from 2009 to 2010 occurred as conditions improved and realizations increased.

Cash paid for compensation decreased by $25.3 million from the three month period ended March 31, 2009 compared to March 31, 2010. This decrease is mainly attributable to a decrease in average headcount.

Cash paid for interest decreased approximately $0.4 million primarily due to a lower average debt balance of $386.2 million in 2010 compared to $703.1 million in 2009. The weighted average interest rate increased to 2.75% in 2010 as compared to 2.58% in 2009.

Investing Activities

Our net cash flow provided by (used in) investing activities was $12.7 million and ($22.4) million during the three months ended March 31, 2010 and 2009, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($28.5) million and ($31.8) million during the three months ended March 31, 2010 and 2009, respectively, (ii) distributions of capital from equity method investees of $41.6 million and $10.5 million during the three months ended March 31, 2010 and 2009, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($0.4) million and ($1.1) million during the three months ended March 31, 2010 and 2009, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($43.0) million and ($134.4) million during the three months ended March 31, 2010 and 2009, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($10.4) million and ($1.0) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($4.7) million and ($4.3) million during these periods, respectively, and (iii) our net borrowing and repayment activity.

Critical Accounting Policies

Consolidation

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of the entities.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ‘‘clawed back’’) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. Furthermore, such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund’s NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

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

Credit Hedge Funds

In our credit hedge funds, investments are valued using quoted market prices, to the extent available. Independent valuation agents are used by our credit hedge funds to provide estimates of the fair value of investments, other than investments in other funds, for which quoted market prices are not available. For these investments, we understand that the independent valuation agents use some or all of the following methods and techniques to estimate the fair value of the relevant type of investments:

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

Credit PE Funds

Investments held within these funds are valued in a consistent manner with either the private equity funds or credit hedge funds, as applicable depending on the nature of the investment.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2010.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Private Equity Funds	Liquid Hedge Funds		Credit Hedge Funds	Credit PE Funds	Total Investment Company Holdings
	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	10%	83%	99%	2%	0%	3%
2.	Other observable market parameters	10%	8%	1%	0%	1%	6%
3A.	Third party pricing sources with significant unobservable market parameters (A)	9%	8%	0%	95%	78%	54%
3B.	Internal models with significant unobservable market parameters	71%	1%	0%	3%	21%	37%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of March 31, 2010, $7.8 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds, $0.2 billion of investments in our credit hedge funds, and $0.7 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2010, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.8 million or ($3.7 million) (A)	$0.7 million	$15.6 million	$0.0 million or ($0.2 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$41.5 million	$0.5 million	$17.9 million	$7.0 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and credit PE fund management fees would be generally unchanged as they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2010, $3.1 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are primarily in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2010 is the current reset date.

(B)	Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels which, due to the challenging market conditions, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2010. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our estimated federal taxable ordinary income for 2007, 2008 and 2009 before deductions relating to the establishment of the deferred tax assets, excluding deferred tax assets arising from equity-based compensation, as well as the average of such amount needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9
2008	$48.0
2009 Estimated	$51.2
2010 - 2015: Average Required	$55.0
2016 - 2021: Average Required	$80.1

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, “Financial Statements – Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, “Risk Factors – Risks Related to Taxation – Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Equity-Based Compensation

We currently have several categories of equity-based compensation. The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance on consolidation which became effective for Fortress on January 1, 2010. This guidance changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, this guidance had no material impact on our financial position, results of operations or liquidity.

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

See Note 9 to Part I, Item 1 “Financial Statements – Commitments and Contingencies” for a discussion of our commitments and contingencies.

Contractual Obligations

As of March 31, 2010, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.1 billion as of December 31, 2009 to $1.0 billion as of March 31, 2010.

Our debt obligations payable decreased from $420.4 million as of December 31, 2009 to $389.7 million as of March 31, 2010, including estimates for interest payments. This decrease was primarily attributable to the repayment $28.0 million of the delayed term loan.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $131.4 million as of December 31, 2009 to $114.8 million as of March 31, 2010. This decrease is primarily attributable to $19.3 million and $7.1 million contributions we made to Fund V and the Real Assets Fund, respectively, during the three months ended March 31, 2010, partially offset by a $9.8 million recallable capital distribution from the Credit Opportunities Fund.

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

•

our credit hedge funds, credit PE funds and Castles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•

our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2010 (in thousands):

Assets
Investments	$878,467

Liabilities
Debt obligations payable	$369,876

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2010, approximately 45% of the management fees earned were based on the NAV of the applicable funds.

•

For private equity funds and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of private equity funds formed after March 2006. For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

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

•

Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2010 would increase or decrease future incentive income by $68.3 million or ($69.5 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on March 31, 2010 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2010 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$4.4	$	N/A	(E)	$48.5	$4.4	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	7.2		N/A	(G)	0.9	7.2		52.2			0.6
Credit
Hedge Funds	12.2		N/A	(G)	17.8	12.2		26.9			10.6
PE Funds	—		N/A	(E)	6.8	—		N/A	(E)		N/A

Total	$23.8		$—		$74.0	$23.8		$79.1			$11.2

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(5.3)	$	N/A	(E)	$(48.5)	$(5.3)	$	N/A (E) (F )	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A		N/A	(F)
Liquid Hedge Funds	(7.2)		N/A	(G)	(0.9)	(7.2)		(4.7)		(0.6)
Credit
Hedge Funds	(12.2)		N/A	(G)	(17.8)	(12.2)		(0.5)		(10.6)
PE Funds	(0.2)		N/A	(E)	(6.8)	(0.2)		N/A (E) (F )		N/A	(F)

Total	$(24.9)		$—		$(74.0)	$(24.9)		$(5.2)		$(11.2)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.7 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are primarily in funds which are no longer in their commitment period.

(C)	The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $5.1 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by $0.4 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(E)	For GAAP Revenues, private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2010, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.7 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of March 31, 2010, we had a $2.3 million investment in Eurocastle and a $51.1 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2010, we estimate the gains and losses for the three months ended March 31, 2010 in relation to the value of the shares and options would increase or decrease by $5.3 million.

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

Over the past two years, the U.S. government has taken a number of steps to attempt to stabilize the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Term Asset-Backed Securities Loan Facility program (TALF) and the Public Private Investment Partnership Program (PPIP). Members of Congress are also currently evaluating an array of other measures and programs that purport to help improve U.S. financial and market conditions and better regulate the financial markets. For example, Congress is currently evaluating legislation that would impose new regulations on the U.S. financial markets and its participants. These regulations propose, among other things, imposing new regulations on derivatives trading and the activities of asset managers (including private equity fund managers and hedge fund managers). We do not know whether any such legislation will be enacted or, if enacted, what impact it may have on our business or the markets in which we operate.

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

In addition, our credit agreement requires that we make the following amortization payments during the following time periods: $28 million during 2010, an additional $42 million by January 2011, and the remaining balance at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund business segment.

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

Certain of our funds face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented substantially all of the compensation those professionals are entitled to receive during the year. If the investment professional’s annual performance is negative, or insufficient to overcome prior negative results, the professional will not be entitled to receive any performance-based compensation for the year. If the investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than might have otherwise been anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or other liquidity needs. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our liquid hedge and credit fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

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

Finally, we rely on third party service providers for certain aspects of our business, including certain financial operations of our hedge funds. In particular, we rely heavily on the services of third party administrators in our hedge fund businesses, on the general ledger software provider for a number of our funds, and on a third party to provide critical technical support to Logan Circle. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle, could impair the quality of the fund’s operations and could impact our reputation and adversely affect our business and limit our ability to grow.

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

In addition, investors in any private equity fund or credit PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our current credit facility. Our ability to realize incentive income from such funds therefore would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

In addition, management agreements of our funds that are registered investment companies under the Investment Company Act of 1940 would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our principals exchange enough of their interests in the Fortress Operating Group into our Class A shares such that our principals no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our investment management agreements will be obtained if such a deemed change of control occurs. In addition, the boards of directors of certain hedge funds and our Castles have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or Castle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.

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

Our liquid hedge funds, our offshore credit hedge funds and many of our private equity funds and credit PE funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States. Cayman Islands laws could change, possibly to the detriment of our funds and investment management subsidiaries. In November 2008, our then flagship liquid hedge funds, the Drawbridge Global Macro Funds, temporarily suspended redemptions from the funds due to the heavy volume of redemption requests received during the fourth quarter of 2008. The suspensions were based, in large part, on the need to renegotiate the terms of various financing arrangements to which one or more of the funds were party. In addition, the Drawbridge Global Macro Funds engaged in a significant restructuring of their business, including the bifurcation of the funds’ assets into “liquid” and “illiquid” pools, revisions to certain of the fees charged to the funds’ investors, payment of redemption proceeds in a combination of cash and in-kind distributions in the form of interests in an entity that holds interests in the illiquid pool and allowing non-redeeming investors to exchange their interests in the liquid pool of assets into a newly-formed fund. Since the time of such transactions, the Drawbridge Global Macro Funds have successfully renegotiated the terms of their financing arrangements, lifted the suspension of redemptions and paid cash redemptions for a substantial portion of the redeemed investments, and have also launched the new fund (Fortress Macro Fund) as of May 1, 2009.

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

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation.

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

In May 2010, European regulators may approve legislation that would require funds (including both private equity funds and hedge funds) to satisfy various criteria as a precondition to allowing Europeans to invest in such funds. For example, the proposed legislation would establish criteria for foreign jurisdictions to satisfy in order for funds domiciled in those jurisdictions to take investments from European citizens. The criteria could address topics such as money laundering, terrorism financing, information sharing, tax agreements and depository access. It is currently not clear whether the Cayman Islands, where a significant number of our funds are domiciled, will be deemed to be an acceptable jurisdiction under the proposed legislation. If the legislation is enacted as proposed, and any of our funds are domiciled in jurisdictions that are not approved under the legislative criteria, then those funds would not be permitted to take investments from European citizens. In addition to the jurisdictional criteria, the proposed legislation would require non-European Union fund managers (which would likely include Fortress) to pledge to follow various new rules covering topics such as reporting and custody requirements and limitations on incurring leverage. If adopted in the form proposed, this legislation would impose significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility within that jurisdiction. In addition, if our funds are domiciled in jurisdictions that do not satisfy the EU’s requirements, the legislation will prevent those funds from taking on European investors, which could limit the size of such funds and restrict our ability to grow our business.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have historically, from time, to time made advances or loans to, or acquired preferred equity interests in, various of our investment funds. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of our principals having personal investments in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third-parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage – or be accused of engaging – in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers, such as Logan Circle Partners. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, we recently acquired Logan Circle Partners, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently exempt. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity and credit PE businesses, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur, and the current challenging conditions in the financing markets have made it more difficult for potential buyers to finance purchases with third-party funds on favorable terms, thereby reducing the likelihood of investment realizations at favorable prices in the near term. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our private equity fund and credit PE fund investments are adjusted for accounting purposes to their net asset value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

The investment performance of our former flagship liquid hedge fund and our flagship credit hedge fund are down as of March 31, 2010 from the date on which such funds last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. See Note 2 to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these funds, as of March 31, 2010, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. The aggregate amount by which these amounts for all such private equity funds exceeded the funds’ respective net asset values as of March 31, 2010 was approximately $9.1 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $75 million revolving credit facility and a $370 million term loan facility. As of March 31, 2010, we had a $370 million term loan outstanding and nothing outstanding under our revolving credit facility ($8.5 million of letters of credit were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7.2 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “—We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2010, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $53.8 million, of which $11.3 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $8.6 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.3 billion during the three months ended March 31, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively, and our credit hedge funds received redemption requests, including affiliates, for $1.5 billion and $1.5 billion during the years ended December 31, 2009 and 2008, respectively. The redemption notice date for our flagship credit hedge fund and for our Fortress Partners Fund have not yet occurred in 2010. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or credit PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of March 31, 2010, the cumulative clawback obligation to investors in these funds would be approximately $61.2 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

In addition, we may be unable – as a result of poor performance of previous funds or other issues – to raise enough new capital and new funds to seize investment opportunities in the future. If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect results of operations.

If economic and market conditions continue to be challenging, our funds may not perform well, and we may not be able to raise money in existing or new funds. Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate have deteriorated and in the future may further deteriorate because of many factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, further deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments, a frequent scarcity of attractive financing, the need to invest additional capital into existing investments or to satisfy the terms of financing agreements and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including travel, leisure, real estate, gaming and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees. A significant number of our portfolio companies in our private equity funds have material indebtedness which needs to be periodically paid down or refinanced (including some which have maturity dates within the next 12 months) and some of which contains financial covenants. If the credit markets continue to experience material stress for a prolonged period, such companies may have difficulty refinancing such indebtedness or may breach financial or operating covenants in their credit agreements, which could result in an event of default or bankruptcy at the portfolio company level. Such events would result in a material diminution in value of our funds’ investment in such company and would likely have a reputational impact on us as an investment manager. In some cases our private equity funds have guaranteed debt of their portfolio companies, and if such guarantees are called upon in the event that the applicable portfolio company defaults on its debt, payment of amounts due under the guarantee could have a material negative impact on the fund’s financial condition.

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

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the credit funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

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

In the event that Fortress private equity funds or credit PE funds are unable to obtain committed debt financing for potential acquisitions (including as a result of a default by our lenders on financing commitments they have provided to us) or can only obtain debt at an increased rate, this may prevent those funds from completing otherwise profitable acquisitions or may lower the profit that the funds would otherwise have achieved from such transactions, either of which could lead to a decrease in the incentive income earned by us. Similarly, the portfolio companies owned by the Fortress private equity funds regularly utilize the debt markets in order to obtain efficient financing for their operations. To the extent that the current credit markets have rendered such financing difficult or more expensive to obtain, this may negatively impact the operating performance of those portfolio companies and therefore the investment returns on our funds. In addition, to the extent that the current markets make it difficult or impossible to refinance debt that is maturing in the near term, the relevant portfolio company may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

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

Investors in our hedge funds may redeem their investments, and investors in our private equity funds and credit PE funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and could lead to a material adverse effect on our business.

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.3 billion during the three months ended March 31, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital are generally paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those credit hedge funds totaled approximately $1.5 billion and $1.5 billion for the 2009 and 2008 notice dates, respectively. The redemption notice dates for either our flagship credit hedge fund or the Fortress Partners Fund have not yet occurred for 2010.

In addition, the investors in our private equity, credit PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds, and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material negative effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and, to a lesser extent, credit funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors which are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and credit funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain full information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and are subject to significant uncertainty in general if they are not widely traded securities or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds, including a number of funds targeted specifically toward residential mortgage backed securities and similar investments, have significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States. As a result, the results of a number of our funds have been and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on the operating results of the public company.

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

In addition, these investments could subject our private equity, credit and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

If our risk management systems for our fund business are ineffective, we may be exposed to material unanticipated losses.

In our fund business, we continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies do not fully mitigate the risk exposure of our funds in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Some of our strategies for managing risk in our funds are based upon our use of historical market behavior statistics. We apply statistical and other tools to these observations to measure and analyze the risks to which our funds are exposed. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in the funds or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Further, our mathematical modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses.

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

Investments by our funds will frequently rank junior to investments made by others in the same company.

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

While being engaged as investment manager of existing third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such investment opportunity. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liability for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we have been named as a defendant in litigation relating to the Zwirn portfolio, although we were not the manager of the relevant fund at the time of the prior events described in the complaint, and as part of our role as manager, we incur the time and expense of defending this and any similar future litigation. In addition to defending against litigation, being engaged as investment manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. If we include the financial performance of funds for which we have been engaged as the investment manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the first quarter of 2010. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ‘‘clawback’’ obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts which the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and credit PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

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

The market price of our Class A shares recently has been, and in the future, may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2010, we had 458,611,496 outstanding Class A shares on a fully diluted basis, 54,357,636 restricted Class A share units granted to employees and affiliates (net of forfeitures), 232,358 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 59,406,081 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2010, and became eligible for resale by the holders, with a similar amount vesting on each of the three succeeding anniversaries of that date. We anticipate that approximately 45% of such shares will be sold into the market during the six month period ending June 30, 2010 in order to fund tax withholding obligations, including 22% sold in the first quarter. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2010, the number of shares reserved for issuance pursuant to this calculation increased by 4,868,553 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.3	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.4	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.6	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

May 10, 2010

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 10, 2010

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

May 10, 2010