Form 10-Q
period 2010-06-30
Fortress Investment Group LLC
filed 2010-08-09
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Class A Shares: 165,036,886 outstanding as of August 3, 2010.

Class B Shares: 300,273,852 outstanding as of August 3, 2010.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$167,527	$197,099
Due from affiliates	132,243	64,511
Investments	869,432	867,215
Deferred tax asset	454,806	440,639
Other assets	114,831	90,803

	$1,738,839	$1,660,267

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$101,413	$131,134
Due to affiliates	351,979	345,976
Deferred incentive income	244,966	160,097
Debt obligations payable	355,900	397,825
Other liabilities	35,543	25,921

	1,089,801	1,060,953

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 165,036,886 and 145,701,622 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 300,273,852 and 307,773,852 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Paid-in capital	1,252,148	1,029,536
Retained earnings (accumulated deficit)	(944,529)	(767,994)
Accumulated other comprehensive income (loss)	(1,075)	(325)

Total Fortress shareholders’ equity	306,544	261,217
Principals’ and others’ interests in equity of consolidated subsidiaries	342,494	338,097

Total equity	649,038	599,314

	$1,738,839	$1,660,267

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Management fees from affiliates	$112,894	$108,425	$219,430	$214,077
Incentive income from affiliates	28,849	6,958	46,405	6,958
Expense reimbursements from affiliates	40,794	20,661	63,861	33,708
Other revenues (affiliate portion disclosed in Note 6)	8,793	3,043	21,822	6,640

	191,330	139,087	351,518	261,383

Expenses
Interest expense	3,698	7,605	7,494	15,791
Compensation and benefits	159,529	113,456	338,922	222,692
Principals agreement compensation	237,367	237,367	472,126	472,126
General, administrative and other	24,242	21,034	45,350	38,219
Depreciation and amortization	3,294	2,761	5,976	5,402

	428,130	382,223	869,868	754,230

Other Income (Loss)
Gains (losses) from investments	(12,957)	19,441	(12,385)	16,968
Tax receivable agreement liability adjustment	—	—	1,317	(55)
Earnings (losses) from equity method investees	6,150	51,057	26,031	16,208

	(6,807)	70,498	14,963	33,121

Income (Loss) Before Income Taxes	(243,607)	(172,638)	(503,387)	(459,726)
Income tax benefit (expense)	(7,634)	1,308	(9,186)	1,715

Net Income (Loss)	$(251,241)	$(171,330)	$(512,573)	$(458,011)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(158,857)	$(126,738)	$(336,038)	$(346,260)

Net Income (Loss) Attributable to Class A Shareholders	$(92,384)	$(44,592)	$(176,535)	$(111,751)

Dividends declared per Class A share	$—	$—	$—	$—

Earnings Per Class A share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.57)	$(0.40)	$(1.14)	$(1.10)

Net income (loss) per Class A share, diluted	$(0.57)	$(0.41)	$(1.16)	$(1.10)

Weighted average number of Class A shares outstanding, basic	165,246,781	115,547,744	161,385,135	105,447,324

Weighted average number of Class A shares outstanding, diluted	165,246,781	427,619,294	465,388,269	417,518,874

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	63,815	63,815
Distributions to principals’ and others’ interests in equity	—	—	(661)	—	—	(661)	(95,525)	(96,186)
Conversion of Class B to Class A shares	7,500,000	(7,500,000)	7,188	—	—	7,188	(7,188)	—
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	4,559	—	—	4,559	—	4,559
Net deferred tax effects resulting from exchange of Fortress Operating Group units	—	—	7,262	—	—	7,262	—	7,262
Director restricted share grant	210,302	—	135	—	—	135	262	397
Capital increase related to equity-based compensation, net	11,624,962	—	196,596	—	—	196,596	388,996	585,592
Dilution impact of Class A share issuance	—	—	7,533	—	—	7,533	(7,533)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(176,535)	—	(176,535)	(336,038)	(512,573)
Foreign currency translation	—	—	—	—	(177)	(177)	(663)	(840)
Comprehensive income (loss) from equity method investees	—	—	—	—	(573)	(573)	(1,729)	(2,302)

Total comprehensive income (loss)								(515,715)

Equity - June 30, 2010	165,036,886	300,273,852	$1,252,148	$(944,529)	$(1,075)	$306,544	$342,494	$649,038

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

JUNE 30, 2010

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(512,573)	$(458,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,976	5,402
Other amortization and accretion	1,678	6,887
(Earnings) losses from equity method investees	(26,031)	(16,208)
Distributions of earnings from equity method investees	4,076	771
(Gains) losses from investments	12,385	(16,968)
Deferred incentive income	(46,677)	—
Deferred tax (benefit) expense	2,440	(7,160)
Tax receivable agreement liability adjustment	(1,317)	55
Equity-based compensation	584,155	577,949
Allowance for doubtful accounts	(2,447)	—
Other	1,005	—
Cash flows due to changes in
Due from affiliates	(67,975)	(32,219)
Other assets	838	1,551
Accrued compensation and benefits	21,640	(92,918)
Due to affiliates	(9,346)	(16,126)
Deferred incentive income	131,546	—
Other liabilities	(1,397)	(3,166)

Net cash provided by (used in) operating activities	97,976	(50,161)

Cash Flows From Investing Activities
Contributions to equity method investees	(31,694)	(39,261)
Distributions of capital from equity method investees	46,124	27,548
Purchase of fixed assets	(1,522)	(1,664)
Acquisitions, net of cash received	(13,474)	—

Net cash provided by (used in) investing activities	(566)	(13,377)

Cash Flows From Financing Activities
Repayments of debt obligations	(41,925)	(289,291)
Payment of deferred financing costs	—	(4,162)
Proceeds from public offering	—	230,000
Costs related to public offering	—	(10,500)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	56	67
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(85,113)	(35,407)

Net cash provided by (used in) financing activities	(126,982)	(109,293)

Net Increase (Decrease) in Cash and Cash Equivalents	(29,572)	(172,831)
Cash and Cash Equivalents, Beginning of Period	197,099	263,337

Cash and Cash Equivalents, End of Period	$167,527	$90,506

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,583	$8,095

Cash paid during the period for income taxes	$6,006	$5,952

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$64,021	$1,847

Investments of receivable amounts into Fortress Funds	$8,092	$—

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$4,337	$—

Distributions declared but not yet paid on other non-controlling interests	$23,614	$—

Contingent consideration in purchase of Logan Circle Partners L.P.	$4,000	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

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

JUNE 30, 2010

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private Equity
Private Equity Funds
Management fees - affil.	$33,507	$38,921	$66,972	$76,590
Incentive income - affil.	27,426	—	27,426	—
Castles
Management fees - affil.	11,074	11,950	22,854	23,340
Incentive income - affil.	—	—	—	—
Management fees - non-affil. (A)	490	694	1,374	1,340
Liquid Hedge Funds
Management fees - affil.	17,815	19,893	35,281	42,497
Incentive income - affil.	116	144	(143)	144
Management fees - non-affil. (A)	1,668	—	3,004	25
Incentive income - non-affil. (A)	—	—	—	—
Credit Funds
Credit Hedge Funds
Management fees - affil.	39,341	29,307	73,009	57,215
Incentive income - affil.	—	—	(129)	—
Management fees - non-affil. (A)	431	195	812	409
Incentive income - non-affil. (A)	380	163	8,308	985
Credit PE Funds
Management fees - affil.	11,157	8,354	21,314	14,435
Incentive income - affil.	1,307	6,814	19,251	6,814
Management fees - non-affil. (A)	—	—	—	—
Other
Management fees - non-affil. (A) (C)	3,695	—	3,695	—
Total
Management fees - affil.	$112,894	$108,425	$219,430	$214,077
Incentive income - affil. (B)	$28,849	$6,958	$46,405	$6,958
Management fees - non-affil. (A)	$6,284	$889	$8,885	$1,774
Incentive income - non-affil. (A)	$380	$163	$8,308	$985

(A)	Included in Other Revenues on the statement of operations.

(B)	See “Deferred Incentive Income” below.

(C)	Related to Logan Circle.

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2010 and 2009. If the amount

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $9.7 million and $0.1 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2010 and 2009, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2010 and 2009, Fortress recognized $19.3 million and $6.8 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds, subject to contingent repayment, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2009	$503,415	$(343,318)	$160,097	$168,686
Share of income (loss) of Fortress Funds	—	—	—	83,311
Distribution of incentive income	131,546	—	131,546	(131,546)
Recognition of previously deferred incentive income	—	(46,677)	(46,677)	—

Deferred incentive income as of June 30, 2010	$634,961	$(389,995)	$244,966	$120,451

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At June 30, 2010, the net undistributed incentive income is comprised of $203.8 million of gross undistributed incentive income, net of $83.3 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2010 at their net asset values.

(D)	From inception to June 30, 2010, Fortress has paid $172.4 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $203.8 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $95.8 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of June 30, 2010:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (C)	Current Preferred Return Threshold (D)	Gain to Cross Incentive Income Threshold (E)	Undistributed Incentive Income (F)	Distributed Incentive Income (G)	Distributed Incentive Income Subject to Clawback (H)	Gross Intrinsic Clawback (I)	Net Intrinsic Clawback (I)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(782,065)	$34,142	N/A	$—	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J)	Apr-10	1,062,177	(2,711,651)	173,626	1,823,100	—	N/A	15,377	292,099	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,045,345)	273,275	1,344,324	—	N/A	13,728	250,811	49,320	—	—
Fund III (2004)	Jan-15	2,762,993	(1,307,372)	1,393,804	(61,817)	843,006	$904,823	—	66,903	66,903	$66,903	$45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(90,925)	168,203	(14,520)	111,246	125,766	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,640)	2,662,599	(857,322)	980,394	1,837,716	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,676)	542,622	(207,398)	212,451	419,849	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,605)	358,010	(356,613)	405,843	762,456	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	136,088	(175,206)	113,931	289,137	—	—	—	—	—
FICO (2006)	Jan-17	724,525	—	6,322	(718,203)	229,867	948,070	—	—	—	—	—
FHIF (2006)	Jan-17	1,436,386	(63,154)	1,251,047	(122,185)	409,230	531,415	—	—	—	—	—
Mortgage Opportunities Fund III (2008)	Jun-13	193,861	(34,753)	110,643	(48,465)	—	48,465	—	—	—	—	—

								$29,105	$772,249	$132,670	$83,350	$55,149

PE Funds in Investment Period
Fund V (2007)	Feb-18	$3,613,917	$(2,570)	$1,930,229	$(1,681,118)	$621,313	$2,302,431	$—	$—	$—	$—	$—
Fund V Coinvestment (2007)	Feb-18	936,145	(126)	452,080	(483,939)	180,933	664,872	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(144)	749,371	(233,264)	243,392	476,656	—	—	—	—	—

								$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,629)	$244,637	$22,941	$63,196	$40,255	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	270,783	(50,548)	241,339	21,104	50,314	29,210	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	334,665	(76,217)	314,215	55,767	—	N/A	8,447	1,983	—	—	—
LDVF Patent Fund (2007)	Nov-27	35,268	(8,645)	45,783	19,160	—	N/A	1,322	484	—	—	—

								$9,769	$2,879	$—	$—	$—

Credit PE Funds in Investment Period
Real Assets Fund (2007)	Jun-17	$270,349	$(89,992)	$220,005	$39,648	$—	N/A	$4,886	$1,316	$—	$—	$—
Assets Overflow Fund (2008)	May-18	90,500	(57,070)	50,128	16,698	—	N/A	1,004	662	29	—	—
Credit Opportunities Fund (2008)	Oct-20	3,411,136	(3,356,582)	1,232,407	1,177,853	—	N/A	119,314	114,220	81,176	—	—
FTS SIP L.P. (2008)	Oct-18	662,642	(707,681)	208,464	253,503	—	N/A	14,899	35,697	31,091	—	—
Credit Opportunities Fund II (2009)	Jul-22	328,646	(12,691)	326,019	10,064	—	N/A	2,404	—	—	—	—
Net Lease Fund I (2010)	Jan-23	4,914	—	4,597	(317)	78	395	—	—	—	—	—
FCO MA LSS (2010)	Jun-24	25,375	—	24,950	(425)	143	568	—	—	—	—	—
FCO MA II (2010)	Jun-22	20,500	—	20,240	(260)	4	264	—	—	—	—	—
Japan Opportunity Fund (2009)	Jun-19	374,161	(146,323)	258,758	30,920	—	N/A	8,525	—	—	—	—

								$151,032	$151,895	$112,296	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (K)	Gain to Cross Incentive Income Threshold (L)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (M)	Undistributed Incentive Income (N)	Year to date Incentive Income Crystallized (O)
Liquid Hedge Funds
Macro Funds (P)
Main fund investments	$2,178,065	$17,908	35.9%	$3,108	$523
Sidepocket investments (Q)	81,822	49,670	N/A	768	—
Sidepocket investments - redeemers (R)	230,712	134,054	N/A	511	—
Fortress Commodities Funds (S)
Main fund investments	975,835	13,519	11.9%	569	1
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$2,595,930	$—	100.0%	$4,632	$—
Sidepocket investments (Q)	183,844	66,459	N/A	1,864	—
Sidepocket investments - redeemers (R)	219,963	61,119	N/A	155	—
Main fund investments (liquidating) (T)	1,937,470	255,660	40.0%	819	—
Fortress Partners Funds (S)
Main fund investments	224,898	69,557	33.5%	755	—
Sidepocket investments (Q)	101,879	23,013	N/A	352	—
Worden Fund
Main fund investments	87,205	1,228	0.0%	—	—

(A)	Vintage represents the year in which the fund was formed.

(B)	Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)	Represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below). The aggregate “NAV deficit,” net of surpluses, of the private equity funds was $1.8 billion as of period end.

(D)	Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.

(E)	Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).

(F)	Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.

(G)	Represents the amount of incentive income previously received from the fund since inception.

(H)	Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).

(I)	Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2010, Fortress held $39.3 million of such amounts on behalf of employees related to all of the private equity funds.

(J)	Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

(K)	Represents the portion of a fund’s NAV that is eligible to earn incentive income.

(L)	Represents, for those fund investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income from such investors (their “incentive income threshold” or “high water mark”), the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

(M)	Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold varies, and may vary significantly.

(N)	Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.

(O)	Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.

(P)	Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at June 30, 2010, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(Q)	Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2010, the undistributed incentive income from the Macro main fund would not be materially impacted.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).

(S)	Includes onshore and offshore funds.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

Private Equity Funds and Credit PE Funds

During the six months ended June 30, 2010, Fortress formed new private equity funds or credit PE funds which had capital commitments as follows as of June 30, 2010:

Fortress’s commitments	$18,010
Fortress’s affiliates’ commitments	23,700
Third party investors’ commitments	592,255

Total capital commitments	$633,965

Liquid Hedge Funds and Credit Hedge Funds

During the six months ended June 30, 2010, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of June 30, 2010:

	Liquid	Credit
Fortress	$—	$102
Fortress’s affiliates	—	—
Third party investors	—	87,205

Total NAV (A)	$—	$87,307

(A)	Or other fee paying basis, as applicable.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds		Credit Hedge Funds
Six Months Ended June 30,	Redemption Notices Received	Redemptions Paid During the Period	Redemption Notices Received	Redemptions Paid During the Period
2010	$436,732	$1,153,175	$270,250	$733,532
2009	$1,017,045	$3,427,641	$142,586	$292,884

The differences between notices received and redemptions paid are a result of timing (notices received prior to quarter end, paid afterwards) and the contractual agreements regarding redemptions. In some cases, including all of the credit hedge funds, these agreements allow for delayed payment. In particular, the redemptions within the flagship credit hedge fund in 2008 and 2009, and the redemptions within the flagship liquid hedge fund in the fourth quarter of 2008 which related to illiquid investments, were subject to delayed payment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Traditional Asset Management

In February 2010, Fortress announced that certain of its consolidated affiliates had agreed to acquire 100% of the equity of Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for approximately $19 million, with the potential for an additional payment at the end of 2011. The closing of the transaction occurred on April 16, 2010. The additional payment, or contingent consideration, is contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4 million at closing (maximum payment of $28 million). In addition, Fortress may make payments to the prior owners of Logan Circle, contingent upon the settlement of certain liabilities subject to pending litigation, of up to $2 million as of the date of acquisition. Fortress attributed a nominal fair value to these possible additional payments to the prior owners of Logan Circle. The total purchase price was approximately $23 million, which has been allocated approximately as follows: $14 million to goodwill (all expected to be tax deductible), $8 million to amortizable intangible assets, and $1 million to miscellaneous net assets.

The goodwill and other intangible assets have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. The contingent consideration is measured at fair value with changes in fair value being recorded as a gain (loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 3). No material change in this valuation occurred between April 16, 2010 and June 30, 2010.

As of the date of acquisition, Logan Circle’s fair value was approximately equal to its carrying value. Fortress will test the Logan Circle goodwill and other intangible assets for impairment annually in the fourth quarter of each calendar year, or whenever events or circumstances indicate that it is more likely than not that Logan Circle’s fair value has declined below its carrying value. Logan Circle’ fair value will be estimated based on the following key assumptions: expected retention rate of existing investors, growth expectations, estimated future fee rates, and estimated operating margin. These assumptions are determined primarily based on Logan Circle’s past experience, Logan Circle’s historical and recent investment performance, current industry trends, and general economic expectations. These assumptions, particularly those relating to investor retention and growth expectations, are highly subjective and are subject to significant uncertainty with respect to future events. Continued challenging credit market conditions could adversely impact the value of Logan Circle.

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan”). The Logan Circle Comp Plan is further described in Note 7. From the date of acquisition through June 30, 2010, Logan Circle generated $3.7 million of revenues (primarily management fees from non-affiliates, recorded in Other Revenues) and $(4.1) million of net income (loss), including the impact of $0.1 million of equity-based compensation expense recorded in connection with the Logan Circle Comp Plan. This net income (loss) does not include any change in fair value of the contingent consideration.

Logan Circle is a fixed income asset manager with approximately $11.4 billion in assets under management as of the date of acquisition. With this acquisition, Fortress has expanded its investment management business to offer fixed income products to investors worldwide. Logan Circle is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

3. INVESTMENTS

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2010	December 31, 2009
Equity method investees	$822,885	$809,757
Equity method investees, held at fair value	45,695	56,710

Total equity method investments	868,580	866,467
Options in equity method investees	852	748

Total investments	$869,432	$867,215

Gains (losses) from investments can be summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net realized gains (losses)	$(55)	$(376)	$345	$(772)
Net realized gains (losses) from affiliate investments	(853)	234	(1,182)	(14)
Net unrealized gains (losses)	(637)	—	(637)	—
Net unrealized gains (losses) from affiliate investments	(11,412)	19,583	(10,911)	17,754

Total gains (losses) from investments	$(12,957)	$19,441	$(12,385)	$16,968

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Private equity funds, excluding NIH (A)	$529,584	$506,383	$7,444	$28,477	$16,686	$(3,831)
NIH	2,292	2,486	(32)	123	(181)	(156)
Newcastle (B)	2,749	2,144	N/A	N/A	N/A	N/A
Eurocastle (B)	1,587	2,616	N/A	N/A	N/A	N/A

Total private equity	536,212	513,629	7,412	28,600	16,505	(3,987)
Liquid hedge funds	9,359	12,296	(245)	957	21	1,969
Credit hedge funds	214,572	220,511	2,021	16,490	11,355	14,341
Credit PE funds	103,356	115,896	(3,888)	5,027	(3,936)	3,499
Other	5,081	4,135	850	(17)	2,086	386

	$868,580	$866,467	$6,150	$51,057	$26,031	$16,208

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2010
	Private Equity			Liquid Hedge Funds	Credit
	NIH	Other Funds (A)	Castles (B)		Hedge Funds	PE Funds	Other	Total
Investment, beginning	$2,486	$506,383	$4,760	$12,296	$220,511	$115,896	$4,135	$866,467
Earnings from equity method investees	(181)	16,686	N/A	21	11,355	(3,936)	2,086	26,031
Other comprehensive income from equity method investees	(13)	—	N/A	—	—	(2,408)	—	(2,421)
Contributions to equity method investees	—	19,427	—	7,260	934	18,039	50	45,710
Distributions of earnings from equity method investees	—	(55)	N/A	(87)	(10)	(3,239)	(685)	(4,076)
Distributions of capital from equity method investees	—	(2,267)	N/A	(10,131)	(18,218)	(20,996)	(505)	(52,117)

Total distributions from equity method investees	—	(2,322)	N/A	(10,218)	(18,228)	(24,235)	(1,190)	(56,193)

Mark to fair value - during period (C)	N/A	(3,174)	(64)	N/A	N/A	N/A	N/A	(3,238)
Translation adjustment	—	(7,416)	(360)	—	—	—	—	(7,776)

Investment, ending	$2,292	$529,584	$4,336	$9,359	$214,572	$103,356	$5,081	$868,580

Ending balance of undistributed earnings	$—	$1	N/A	$9	$4,523	$1,077	$1,690	$7,300

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)	Recorded to Other Investments – Net Unrealized Gains (Losses) from Affiliate Investments.

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

	Private Equity Funds excluding NIH
	June 30, 2010	December 31, 2009
Assets	$11,115,058	$10,993,214
Debt	(25,432)	(705,432)
Other liabilities	(479,426)	(275,702)

Equity	$10,610,200	$10,012,080

Fortress’s Investment (A)	$529,584	$506,383

Ownership (B)	5.0%	5.1%

	Six Months Ended June 30,
	2010	2009
Revenues and gains (losses) on investments	$281,058	$824,989
Expenses	(113,672)	(130,114)

Net Income (Loss)	$167,386	$694,875

Fortress’s equity in net income (loss)	$16,686	$(3,831)

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Assets	$8,943,564	$9,641,111	$11,673,574	$11,048,076	$4,291,561	$6,243,776
Debt	—	—	(3,547,439)	(2,938,213)	(454,858)	(1,767,331)
Other liabilities	(4,990,551)	(6,187,965)	(680,012)	(667,604)	(309,668)	(95,807)
Non-controlling interest	—	—	(6,055)	(16,600)	(2,511)	(153,016)

Equity	$3,953,013	$3,453,146	$7,440,068	$7,425,659	$3,524,524	$4,227,622

Fortress’s Investment	$9,359	$12,296	$214,572	$220,511	$103,356	$115,896

Ownership (A)	0.2%	0.4%	2.9%	3.0%	2.9%	2.7%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Revenues and gains (losses) on investments	$144,857	$482,313	$672,716	$732,268	$529,609	$729,199
Expenses	(92,714)	(91,392)	(144,641)	(143,270)	(126,775)	(65,007)

Net Income (Loss)	$52,143	$390,921	$528,075	$588,998	$402,834	$664,192

Fortress’s equity in net income (loss)	$21	$1,969	$11,355	$14,341	$(3,936)	$3,499

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended March 31, 2010 and 2009, respectively) and two entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the six months ended June 30, 2010 which caused a change in Fortress’s accounting, except as described below.

The following table sets forth certain information as of June 30, 2010 regarding entities formed during the six months ended June 30, 2010 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	$143,337	$49,887	$168	(C) (D)
Credit PE Funds	$193,807	$46,449	$670	(C)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of June 30, 2010, $47.4 million and $46.4 million represent financial borrowings which have weighted average maturities of 30.1 and 3.7 years for the credit hedge funds and credit PE funds, respectively.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from these entities.

(C)	Fortress is not the primary beneficiary of these entities, which represent investing vehicles and a master fund, because the related funds and feeder fund (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles and master fund were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	Fortress’s investment includes $66,000 of other receivables from the credit hedge funds.

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

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The following table sets forth certain information regarding VIEs in which Fortress held a variable interest. The June 30, 2010 amounts presented below include VIEs formed during the period (as shown in the immediately preceding table) in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	June 30, 2010			December 31, 2009
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$341,206	$193,497	$2,515	$352,787	$197,791	$2,740	(C) (D)
Castles	9,787,316	10,055,736	12,347	11,150,750	12,066,365	13,335	(C) (D)
Liquid Hedge Funds	7,626,116	4,799,323	6,377	7,773,895	5,090,344	7,170	(C) (D)
Credit Hedge Funds	2,236,956	287,486	13,747	2,153,220	598,216	3,132	(C) (D)
Credit PE Funds	460,352	46,449	1,160	268,919	5,300	3,710	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of June 30, 2010, $193.4 million, $9,426.7 million, $253.0 million and $46.4 million represent financial borrowings which have weighted average maturities of 0.9, 4.0, 7.9, and 3.7 years for the private equity funds, Castles, credit hedge funds and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2009, $197.8 million, $11,438.7 million, $551.4 million, and $5.3 million represent financial borrowings which have weighted average maturities of 1.4, 4.5, 3.2, and 0.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	As of June 30, 2010, Fortress’s investment includes $3.6 million, $0.8 million, $11.4 million, and $0.2 million of management fees receivable from the Castles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $0.1 million in incentive income receivable from the liquid hedge funds. As of June 30, 2010, Fortress’s investment also includes $0.2 million, $3.6 million, $3.7 million and $1.0 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment includes $4.1 million, $0.5 million, and $1.0 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $3.7 million and $0.9 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment also includes $0.2 million, $3.7 million, $1.5 million, $0.6 million and $0.7 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated $0.2 million at June 30, 2010.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. Historically, Fortress has provided temporary advances to FCF as a result of certain funds having insufficient current liquidity to make their required reimbursements on a timely basis; these advances were deemed fully collectable. In March 2010, Fortress determined it would make advances to FCF related to a fund from which reimbursement was subject to significant uncertainty. Management determined that these advances would represent the provision of financial support to FCF. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of June 30, 2010, FCF’s gross assets were approximately $27.5 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $10.7 million at June 30, 2010, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses) from Investments.

	Fair Value		Valuation Method
	June 30, 2010	December 31, 2009
Assets
Newcastle and Eurocastle common shares	$3,032	$2,662	Level 1 - Quoted prices in active markets for identical assets
GAGFAH common shares	$41,359	$51,950	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,304	$2,098	Level 3 - Black-Scholes option valuation models, adjusted for non-option characteristics
Newcastle and Eurocastle options	$852	$748	Level 2 - Lattice-based option valuation models using significant observable inputs
Liabilities
Logan Circle Contingent Consideration	$4,000	$—	Level 3 - Internal model using significant unobservable inputs
Derivatives	$637	$—	Level 2 - See below

(A)	The debt bears interest at 20% per annum and is perpetual, but ECT may redeem the securities after June 2011 at a premium of 20%. As of June 30, 2010, it had a face amount of €1.2 million ($1.5 million) and was convertible into ECT common shares at €0.30 per share. The fair value was determined using the market value approach.

Fortress’s interests in instruments measured at fair value using Level 3 inputs changed during the six months ended June 30, 2010 as follows:

	Assets	Liabilities
Balance at December 31, 2009	$2,098	$—
Total gains (losses) included in net income (including foreign currency translation)	(794)	—
Issuance of Logan Circle contingent consideration (Note 2)	—	(4,000)

Balance at June 30, 2010	$1,304	$(4,000)

See Note 5 regarding the fair value of Fortress’s outstanding debt.

Derivatives

Fortress is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Fortress using derivative instruments is foreign currency risk. Fortress enters into foreign exchange forward contracts to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets. Foreign exchange forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Fortress entered into four foreign exchange forward contracts in June 2010 which were not designated as hedges for accounting purposes. Gains and losses on these contracts are reported currently in Gains (Losses) from Investments.

Fortress’s derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of our Level 2 derivative contracts are contractual cash flows and market based parameters such as foreign exchange rates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Fortress’s derivatives are recorded as follows:

	Balance Sheet Location	Fair Value June 30, 2010	Notional Amount June 30, 2010	Gains/(Losses) Six Months Ended June 30, 2010	Range of Maturity Dates
Foreign Exchange forward contracts (not designated as hedges)	Other Liabilities	($637)	€29,180	($637)	Sept 2010 - June 2011

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					June 30, 2010
	Face Amount and Carrying Value		Contractual Interest Rate	Final Stated Maturity	Weighted Average Funding Cost (A)	Weighted Average Maturity (Years)
Debt Obligation	June 30, 2010	December 31, 2009
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 2.50% (D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.66%	1.67
Delayed term loan (C)	5,900	47,825	LIBOR + 2.50%	May 2012	3.02%	0.29

Total	$355,900	$397,825			3.65%	1.65

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.35%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $66.9 million was undrawn on the revolving debt facility as of June 30, 2010. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.1 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $60.5 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 95% and 100% of face value at June 30, 2010.

Fortress was in compliance with all of its debt covenants as of June 30, 2010. The following table sets forth the financial covenant requirements as of June 30, 2010 (dollars in millions).

	June 30, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥$	20,000	$41,660	(A)
Consolidated Leverage Ratio	≤	3.50	1.14	(B)
Required Investment Assets	≥$	366	$871	(C)
Fortress Fund Investments	≥$	147	$545	(C)
Total Investments	≥$	220	$701	(C)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

For the six months ended June 30, 2010, an estimated annual effective tax rate of (5.49)% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current
Federal income tax expense (benefit)	$2,548	$(196)	$2,629	$619
Foreign income tax expense (benefit)	505	580	1,092	992
State and local income tax expense (benefit)	1,417	1,709	3,025	3,834

	4,470	2,093	6,746	5,445

Deferred
Federal income tax expense (benefit)	1,596	(1,752)	528	(3,271)
Foreign income tax expense (benefit)	28	443	31	347
State and local income tax expense (benefit)	1,540	(2,092)	1,881	(4,236)

	3,164	(3,401)	2,440	(7,160)

Total expense (benefit)	$7,634	$(1,308)	$9,186	$(1,715)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2010	December 31, 2009
Total deferred tax assets	$566,459	$545,253
Valuation allowance	(111,653)	(104,614)

Net deferred tax assets	$454,806	$440,639

Total deferred tax liabilities (A)	$494	$456

(A)	Included in Other Liabilities

For the six months ended June 30, 2010, a deferred income tax benefit of $0.5 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.4 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

The exchange by the principals of Fortress Operating Group units and Class B shares for Class A shares during the second quarter (as described in Note 8) increased FIG Corp’s ownership percentage in the underlying Fortress Operating Group entities. As a result of the increased ownership, the deferred tax asset was increased by $7.2 million with an offsetting increase of $2.8 million to the valuation allowance. In addition, the deferred tax asset was increased by $8.0 million related to a step-up in tax basis due to the share exchange which will result in additional tax deductions, while the liability for the tax receivable agreement was increased by $5.2 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, as well as a $4.6 million increase to the deferred tax asset relating to the vesting of RSUs, also increased paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $8.0 million.

In April 2010, $14.7 million was paid out under the tax receivable agreement related to prior periods.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity		Liquid Hedge	Credit		Other	Total
	Funds	Castles		Hedge Funds	PE Funds
June 30, 2010
Management fees and incentive income (A)	$38,385	$3,554	$1,014	$17,394	$11,483	$—	$71,830
Expense reimbursements (A)	9,439	3,035	4,149	7,922	4,568	—	29,113
Expense reimbursements - FCF (B)	16,151	—	—	—	—	—	16,151
Dividends and distributions	—	—	—	—	—	—	—
Other	48	299	—	14	13,092	1,696	15,149

Total	$64,023	$6,888	$5,163	$25,330	$29,143	$1,696	$132,243

	Private Equity		Liquid Hedge Funds	Credit		Other	Total
	Funds	Castles		Hedge Funds	PE Funds
December 31, 2009
Management fees and incentive income (C)	$17,116	$4,087	$7,557	$4,038	$11,200	$—	$43,998
Expense reimbursements (C)	5,471	3,750	1,802	4,752	3,010	—	18,785
Dividends and distributions	—	—	—	—	—	—	—
Other	88	179	—	—	1	1,460	1,728

Total	$22,675	$8,016	$9,359	$8,790	$14,211	$1,460	$64,511

(A)	Net of allowances for uncollectable management fees and expense reimbursements of $11.3 million and $0.6 million, respectively.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

(C)	Net of allowances for uncollectable management fees and expense reimbursements of $13.8 million and $0.8 million, respectively.

As of June 30, 2010, amounts due from Fortress Funds recorded in Due from Affiliates included $38.4 million of past due management fees, excluding $11.3 million which has been subordinated to other liabilities of the related fund and has been fully reserved by Fortress, and $10.7 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved fees will ultimately be collectable as the NAV’s of the respective funds exceed the amounts owed.

Due to affiliates was comprised of the following:

	June 30, 2010	December 31, 2009
Principals
- Tax receivable agreement - Note 5	$315,794	$326,467
- Distributions payable on Fortress Operating Group units	4,337	16,552
- Distributions payable on other non-controlling interests	23,614	—
Other	8,234	2,957

	$351,979	$345,976

Other Related Party Transactions

For the six months ended June 30, 2010 and 2009, Other Revenues included approximately $4.0 million and $3.3 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the six months ended June 30, 2010 and 2009, these expenses, mainly related to subscriptions to market data services, approximated $8.4 million and $8.5 million, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

In February 2010, two employees terminated their employment at Fortress in order to form their own management company. Effective April 1, 2010, a subsidiary of Fortress entered into a sub-advisory agreement with them and their management company for the purpose of continuing to have them advise on an existing portfolio of illiquid investments in emerging markets on which they previously worked while they were employees. Pursuant to the terms of the agreement, the subsidiary will pay their management company an annual advisory fee and pay them a percentage of realized net proceeds from certain of such investments. As part of the agreement, the former employees have agreed to notify Fortress about certain investment opportunities in which they are involved. Through June 30, 2010, such payments have aggregated $0.8 million.

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

This balance sheet caption was comprised of the following:

	June 30, 2010	December 31, 2009
Principals’ Fortress Operating Group units	$304,367	$301,469
Employee interests in majority owned and controlled fund advisor and general partner entities	36,651	35,789
Other	1,476	839

Total	$342,494	$338,097

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Principals’ Fortress Operating Group units	$(160,653)	$(128,926)	$(340,775)	$(348,549)
Employee interests in majority owned and controlled fund advisor and general partner entities	1,592	2,183	4,246	2,211
Other	204	5	491	78

Total	$(158,857)	$(126,738)	$(336,038)	$(346,260)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Fortress	$(92,384)	$(44,592)	$(176,535)	$(111,751)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s paid-in capital for the conversion of Fortress Operating Group Units by the Principals	7,188	—	7,188	—
Increase in Fortress’s paid-in capital for the delivery of Class A shares primarily in connection with vested RSUs	4,100	—	7,533	—
Decrease in Fortress’s paid-in capital for the purchase of Fortress Operating Group units in connection with an equity offering	—	(144,572)	—	(144,572)

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(81,096)	$(189,164)	$(161,814)	$(256,323)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Equity-based compensation, per below	$48,222	$52,779	$112,029	$105,823
Profit-sharing expense, per below	29,020	8,245	79,434	11,849
Discretionary bonuses	44,321	23,290	78,679	46,148
Other payroll, taxes and benefits	37,966	29,142	68,780	58,872

	$159,529	$113,456	$338,922	$222,692

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75
Issued	7,708,357	4.70	1,004,551	4.70	210,302	3.50	—	—
Converted to Class A shares	(10,528,934)	16.85	(938,390)	13.40	—	—	—	—
Transfers (C)	5,345,717	12.50	(5,345,717)	12.50	—	—	—	—
Forfeited	(1,525,221)	12.84	(212,555)	8.42	—	—	—	—

Outstanding as of June 30, 2010 (B)	45,941,730	$12.23	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expense incurred (B)
Employee RSUs	$23,175	$24,842	$61,629	$49,265
Non-Employee RSUs	565	3,509	1,815	7,970
Restricted Shares	70	149	161	297
LTIP	1,714	1,714	3,410	3,410
RPUs	22,565	22,565	44,881	44,881
Logan Circle Comp Plan	133	—	133	—

Total equity-based compensation expense	$48,222	$52,779	$112,029	$105,823

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of June 30, 2010 for awards granted to non-employees was $2.87, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $549 million, with a weighted average recognition period of 2.7 years. This does not include contingent amounts or amounts related to the Principals Agreement.

(C)	Relates to FCF employees who became employees of Fortress (see Note 3).

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

In January 2010, Fortress granted 8.0 million RSUs to its employees and affiliates. These RSUs generally vest over two and a half years.

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan (see Note 2). The Logan Circle Comp Plan provides for annual bonuses to a senior employee which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees, including this senior employee, in the years 2015, 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed in the year to which they pertain based on the estimated value of awards expected to vest in that year.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Private equity funds (A)	$—	$—	$—	$(15)
Castles (A)	—	—	—	(137)
Liquid hedge funds	820	2,886	3,846	5,450
Credit hedge funds	4,049	1,765	8,194	2,957
Credit private equity funds	24,151	3,594	67,394	3,594

Total	$29,020	$8,245	$79,434	$11,849

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	161,432,497	161,432,497	153,795,581	153,795,581
Fully vested restricted Class A share units with dividend equivalent rights	3,683,174	3,683,174	7,466,731	7,466,731
Fully vested restricted Class A shares	131,110	131,110	122,823	122,823
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	304,003,134
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	165,246,781	165,246,781	161,385,135	465,388,269

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(92,384)	$(92,384)	$(176,535)	$(176,535)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,452)	(1,452)	(6,923)	(6,923)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	(357,150)

Net income (loss) available to Class A shareholders	$(93,836)	$(93,836)	$(183,458)	$(540,608)

Weighted average shares outstanding	165,246,781	165,246,781	161,385,135	465,388,269

Basic and diluted net income (loss) per Class A share	$(0.57)	$(0.57)	$(1.14)	$(1.16)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	114,810,756	114,810,756	104,711,660	104,711,660
Fully vested restricted Class A share units with dividend equivalent rights	631,260	631,260	631,260	631,260
Fully vested restricted Class A shares	105,728	105,728	104,404	104,404
Fortress Operating Group units exchangeable into Class A shares (1)	—	312,071,550	—	312,071,550
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	115,547,744	427,619,294	105,447,324	417,518,874

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(44,592)	$(44,592)	$(111,751)	$(111,751)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(2,052)	(2,052)	(3,729)	(3,729)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(129,046)	—	(345,672)

Net income (loss) available to Class A shareholders	$(46,644)	$(175,690)	$(115,480)	$(461,152)

Weighted average shares outstanding	115,547,744	427,619,294	105,447,324	417,518,874

Basic and diluted net income (loss) per Class A share	$(0.40)	$(0.41)	$(1.10)	$(1.10)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share Units	27,490,829	24,558,303	27,583,603	24,950,597

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Class A shares (public shareholders)	161,432,497	114,810,756	153,795,581	104,711,660
Restricted Class A shares (directors)	270,395	138,160	250,951	136,836
Restricted Class A share units (employees) (A)	3,683,174	631,260	7,466,731	631,260
Restricted Class A share units (employees) (B)	19,518,811	22,955,132	19,719,641	22,955,132
Fortress Operating Group units (Principals)	300,273,852	312,071,550	304,003,134	312,071,550
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000	31,000,000	31,000,000

Total	516,178,729	481,606,858	516,236,038	471,506,438

	As of June 30, 2010	As of December 31, 2009
Class A shares (public shareholders)	164,610,217	145,485,255
Restricted Class A shares (directors)	426,669	216,367
Restricted Class A share units (employees) (A)	779,678	1,174,117
Restricted Class A share units (employees) (B)	19,294,749	25,218,073
Fortress Operating Group units (Principals)	300,273,852	307,773,852
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	516,385,165	510,867,664

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2010, 11.4 million existing RSUs vested and the related Class A shares were delivered within six months of vesting pursuant to the plan documents.

In April 2010, certain Principals exchanged an aggregate of 7,500,000 FOG units and Class B shares for an equal number of Class A shares and simultaneously contributed these shares to a charitable organization.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2010 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	9,442	28,468	3,931	32,399
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	951	2,867	406	3,273

Total distributions	$10,393	$31,335	$4,337	$35,672

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the Principals and RPU holders. In the fourth quarter of 2009, Fortress declared $16.6 million of such distributions of which $10.4 million were paid, as reflected in the table, and $6.2 million were not paid as a result of a change in tax estimates.

The following table summarizes our comprehensive income (loss) (net of taxes) for the six months ended June 30, 2009:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(111,751)	$(346,260)	$(458,011)
Foreign currency translation	172	584	756
Comprehensive income (loss) from equity method investees	(441)	(1,932)	(2,373)

Total comprehensive income (loss)	$(112,020)	$(347,608)	$(459,628)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2009.

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $130.5 million as of June 30, 2010. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

July 1 to December 31, 2010	$9,447
2011	13,292
2012	12,522
2013	11,949
2014	11,031
2015	10,610
Thereafter	12,172

Total	$81,023

Rent expense recognized on a straight-line basis during the six months ended June 30, 2010 and 2009 was $10.6 million and $9.8 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2010, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following six primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit private equity (“PE”) funds, and (vi) principal investments in these funds as well as cash that is available to be invested. Logan Circle (Note 2) is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

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

Distributable Earnings Impairment

Investment Impairment for DE purposes

During the six months ended June 30, 2010, Fortress recorded $4.6 million of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. This impairment primarily related to declines in the value of investments that were previously impaired. As of June 30, 2010, Fortress had $0.8 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2010, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $155.0 million, representing unrealized gains.

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity and credit PE funds, which are subject to contingent clawback, as of June 30, 2010:

Fund	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year-End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve	Current Year-to-Date Net DE Reserve	Inception-to-Date Net DE Reserve	Notes
Fund I	N/A	N/A	$—	$—	$—	$—	(B	)
Fund II - A	N/A	N/A	—	—	—	—	(B	)
Fund II - B	$6,818	7 Quarters	8,520	—	—	8,520	(C	)
Fund III	45,108	10 Quarters	45,108	—	—	45,108	(D	)
FRID	10,041	12 Quarters	10,041	—	—	10,041	(D	)
Credit Opportunities Fund	N/A	N/A	—	—	—	—	(B	)
FTS SIP L.P.	N/A	N/A	—	—	—	—	(B	)

Total	$61,967		$63,669	$—	$—	$63,669

(A)	See Note 2.

(B)	This fund had significant unrealized gains at June 30, 2010. As a result, the CODM determined that no reserve for clawback was required.

(C)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Impairment Determination

Fortress has recorded a total of approximately $4.6 million of impairment and net reserves for DE purposes on certain investments as described above during the six months ended June 30, 2010. Fortress expects aggregate returns on its other private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2010 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $0.8 million.

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

June 30, 2010 and the Six Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$66,545	$23,978	$38,285	$76,619	$21,314	$—	$3,695	$230,436
Incentive income	—	—	4,247	13,520	131,546	—	—	149,313

Segment revenues - total	$66,545	$23,978	$42,532	$90,139	$152,860	$—	$3,695	$379,749

Fund management distributable earnings	$49,431	$9,157	$8,813	$29,625	$74,790	$—	$(6,705)	$165,111

Pre-tax distributable earnings	$49,431	$9,157	$8,813	$29,625	$74,790	$4,320	$(6,705)	$169,431

Total segment assets	$77,043	$7,156	$6,521	$24,747	$16,129	$880,173	$564,678	$1,576,447

							(A )

(A)	Unallocated assets include deferred tax assets of $454.8 million.

Six Months Ended June 30, 2009

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$76,515	$24,430	$42,522	$57,624	$14,435	$—	$—	$215,526
Incentive income	—	—	247	1,013	6,814	—	—	8,074

Segment revenues - total	$76,515	$24,430	$42,769	$58,637	$21,249	$—	$—	$223,600

Fund management distributable earnings	$56,856	$10,714	$12,706	$10,371	$6,823	$—	$(294)	$97,176

Pre-tax distributable earnings	$56,856	$10,714	$12,706	$10,371	$6,823	$(29,114)	$(294)	$68,062

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Fund management distributable earnings	$165,111	$97,176
Investment income (loss)	11,694	(13,376)
Interest expense	(7,374)	(15,738)

Pre-tax distributable earnings	169,431	68,062
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(131,546)	$—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	—	—
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	46,677	—
Incentive income from hedge funds, subject to annual performance achievement	(9,731)	(131)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	—

	(94,600)	(131)
Adjust other income
Distributions of earnings from equity method investees**	(8,977)	—
Earnings (losses) from equity method investees**	17,250	(1,918)
Gains (losses) on options in equity method investees	104	67
Gains (losses) on other investments	(11,652)	17,687
Incentive income guarantee	—	—
Impairment of investments (see discussion above)	4,641	32,274
Adjust income from the receipt of options	—	—

	1,366	48,110
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(113,035)	(105,823)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(113,035)	(105,823)
Adjust mark-to-market of contingent consideration in business combination	—	—
Adjust amortization of intangible assets and impairment of goodwill	(359)	—
Adjust Principals’ equity-based compensation expense	(472,126)	(472,126)
Adjust non-controlling interests related to Fortress Operating Group units	340,775	348,549
Adjust tax receivable agreement liability	1,317	(55)
Adjust income taxes	(9,304)	1,663

Total adjustments	(345,966)	(179,813)
Net Income (Loss) Attributable to Class A Shareholders	(176,535)	(111,751)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(336,038)	(346,260)

Net Income (Loss)	$(512,573)	$(458,011)

**	This adjustment relates to all of the Castles, private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

June 30, 2010
Total segment assets	$1,576,447
Adjust equity investments from cost	113,639
Adjust investments gross of employee portion	48,260
Adjust option investments to intrinsic value	852
Adjust intangible assets to cost	(359)

Total assets (GAAP)	$1,738,839

Three Months Ended June 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$33,293	$11,439	$19,483	$43,517	$11,157	$—	$3,695	$122,584
Incentive income	—	—	(1,255)	5,199	46,396	—	—	50,340

Segment revenues - total	$33,293	$11,439	$18,228	$48,716	$57,553	$—	$3,695	$172,924

Fund management distributable earnings	$24,869	$4,720	$1,001	$18,863	$28,989	$—	$(5,475)	$72,967

Pre-tax distributable earnings	$24,869	$4,720	$1,001	$18,863	$28,989	$71	$(5,475)	$73,038

Three Months Ended June 30, 2009

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$38,884	$12,519	$19,893	$29,501	$8,354	$—	$—	$109,151
Incentive income	—	—	247	191	6,814	—	—	7,252

Segment revenues - total	$38,884	$12,519	$20,140	$29,692	$15,168	$—	$—	$116,403

Fund management distributable earnings	$27,567	$6,725	$6,731	$7,467	$4,590	$—	$(143)	$52,937

Pre-tax distributable earnings	$27,567	$6,725	$6,731	$7,467	$4,590	$5,920	$(143)	$58,857

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Fund management distributable earnings	$72,967	$52,937
Investment income (loss)	3,693	13,533
Interest expense	(3,622)	(7,613)

Pre-tax distributable earnings	73,038	58,857
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(46,396)	$—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	—	—
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	28,733	—
Incentive income from hedge funds, subject to annual performance achievement	(3,448)	(131)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	—

	(21,111)	(131)
Adjust other income
Distributions of earnings from equity method investees**	(3,201)	—
Earnings (losses) from equity method investees**	4,651	37,004
Gains (losses) on options in equity method investees	(452)	43
Gains (losses) on other investments	(11,594)	19,540
Incentive income guarantee	—	—
Impairment of investments (see discussion above)	297	—
Adjust income from the receipt of options	—	—

	(10,299)	56,587
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(49,229)	(52,779)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(49,229)	(52,779)
Adjust mark-to-market of contingent consideration in business combination	—	—
Adjust amortization of intangible assets and impairment of goodwill	(359)	—
Adjust Principals’ equity-based compensation expense	(237,367)	(237,367)
Adjust non-controlling interests related to Fortress Operating Group units	160,653	128,926
Adjust tax receivable agreement liability	—	—
Adjust income taxes	(7,710)	1,315

Total adjustments	(165,422)	(103,449)
Net Income (Loss) Attributable to Class A Shareholders	(92,384)	(44,592)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(158,857)	(126,738)

Net Income (Loss)	$(251,241)	$(171,330)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment revenues	$172,924	$116,403	$379,749	$223,600
Adjust management fees*	(3,406)	163	(2,121)	325
Adjust incentive income	(21,111)	(131)	(94,600)	(131)
Adjust income from the receipt of options	—	—	—	—
Other revenues*
Adjust management fees from non-affiliates	(6,284)	(889)	(8,885)	(1,774)
Adjust incentive income from non-affiliates	(380)	(163)	(8,308)	(985)
Adjust other revenues (including expense reimbursements)	49,587	23,704	85,683	40,348

	42,923	22,652	68,490	37,589

Total revenues (GAAP)	$191,330	$139,087	$351,518	$261,383

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid Hedge Funds	Credit
	Funds	Castles		Hedge Funds	PE Funds	Unallocated	Total
Three Months Ended June 30,
2010
Depreciation	$486	$100	$365	$812	$210	$962	$2,935
Amortization	—	—	—	—	—	359	359

Total	$486	$100	$365	$812	$210	$1,321	$3,294

2009
Depreciation	$284	$131	$531	$710	$131	$974	$2,761
Amortization	—	—	—	—	—	—	—

Total	$284	$131	$531	$710	$131	$974	$2,761

Six Months Ended June 30,
2010
Depreciation	$764	$215	$750	$1,646	$420	$1,822	$5,617
Amortization	—	—	—	—	—	359	359

Total	$764	$215	$750	$1,646	$420	$2,181	$5,976

2009
Depreciation	$568	$300	$1,142	$1,406	$238	$1,748	$5,402
Amortization	—	—	—	—	—	—	—

Total	$568	$300	$1,142	$1,406	$238	$1,748	$5,402

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended, June 30, 2010.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

The consolidating balance sheet information is as follows:

	As of June 30, 2010
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$167,022	$505	$—	$167,527
Due from affiliates	132,243	4,567	(4,567)	132,243
Investments	869,432	166,838	(166,838)	869,432
Deferred tax asset	12,623	442,183	—	454,806
Other assets	106,586	8,245	—	114,831

	$1,287,906	$622,338	$(171,405)	$1,738,839

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$101,413	$—	$—	$101,413
Due to affiliates	40,752	315,794	(4,567)	351,979
Deferred incentive income	244,966	—	—	244,966
Debt obligations payable	355,900	—	—	355,900
Other liabilities	35,543	—	—	35,543

	778,574	315,794	(4,567)	1,089,801
Commitments and Contingencies
Equity
Paid-in capital	3,609,560	1,252,148	(3,609,560)	1,252,148
Retained earnings (accumulated deficit)	(3,130,916)	(944,529)	3,130,916	(944,529)
Accumulated other comprehensive income (loss)	(7,439)	(1,075)	7,439	(1,075)

Total Fortress shareholders’ equity (B)	471,205	306,544	(471,205)	306,544
Principals’ and others’ interests in equity of consolidated subsidiaries	38,127	—	304,367	342,494

Total Equity	509,332	306,544	(166,838)	649,038

	$1,287,906	$622,338	$(171,405)	$1,738,839

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees from affiliates	$219,430	$—	$—	$219,430
Incentive income from affiliates	46,405	—	—	46,405
Expense reimbursements from affiliates	63,861	—	—	63,861
Other revenues	21,825	2	(5)	21,822

	351,521	2	(5)	351,518

Expenses
Interest expense	7,375	124	(5)	7,494
Compensation and benefits	338,922	—	—	338,922
Principals agreement compensation	472,126	—	—	472,126
General, administrative and other	45,349	1	—	45,350
Depreciation and amortization	5,976	—	—	5,976

	869,748	125	(5)	869,868

Other Income (Loss)
Gains (losses) from investments	(12,385)	—	—	(12,385)
Tax receivable agreement liability adjustment	—	1,317	—	1,317
Earnings (losses) from equity method investees	26,031	(172,052)	172,052	26,031

	13,646	(170,735)	172,052	14,963

Income (Loss) Before Income Taxes	(504,581)	(170,858)	172,052	(503,387)
Income tax benefit (expense)	(3,509)	(5,677)	—	(9,186)

Net Income (Loss)	$(508,090)	$(176,535)	$172,052	$(512,573)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$4,737	$—	$(340,775)	$(336,038)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(512,827)	$(176,535)	$512,827	$(176,535)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(508,090)	$(176,535)	$172,052	$(512,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,976	—	—	5,976
Other amortization and accretion	1,678	—	—	1,678
(Earnings) losses from equity method investees	(26,031)	172,052	(172,052)	(26,031)
Distributions of earnings from equity method investees	4,076	—	—	4,076
(Gains) losses from investments	12,385	—	—	12,385
Deferred incentive income	(46,677)	—	—	(46,677)
Deferred tax (benefit) expense	787	1,653	—	2,440
Tax receivable agreement liability adjustment	—	(1,317)	—	(1,317)
Equity-based compensation	584,155	—	—	584,155
Allowance for doubtful accounts	(2,447)	—	—	(2,447)
Other	1,005	—	—	1,005
Cash flows due to changes in
Due from affiliates	(67,975)	(1,857)	1,857	(67,975)
Other assets	(146)	984	—	838
Accrued compensation and benefits	21,640	—	—	21,640
Due to affiliates	7,633	(15,122)	(1,857)	(9,346)
Deferred incentive income	131,546	—	—	131,546
Other liabilities	(1,397)	—	—	(1,397)

Net cash provided by (used in) operating activities	118,118	(20,142)	—	97,976

Cash Flows From Investing Activities
Contributions to equity method investees	(31,694)	(50,941)	50,941	(31,694)
Distributions of capital from equity method investees	46,124	18,440	(18,440)	46,124
Purchase of fixed assets	(1,522)	—	—	(1,522)
Acquisitions, net of cash received	(13,474)	—	—	(13,474)

Net cash provided by (used in) investing activities	(566)	(32,501)	32,501	(566)

Cash Flows From Financing Activities
Repayments of debt obligations	(41,925)	—	—	(41,925)
Payment of deferred financing costs	—	—	—	—
Issuance (purchase) of Class A shares (RSU settlements)	(50,941)	50,941	—	—
Capital contributions (distributions)	50,941	—	(50,941)	—
Dividends and dividend equivalents paid	(60,168)	—	60,168	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	56	—	—	56
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(43,385)	—	(41,728)	(85,113)

Net cash provided by (used in) financing activities	(145,422)	50,941	(32,501)	(126,982)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,870)	(1,702)	—	(29,572)
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099

Cash and Cash Equivalents, End of Period	$167,022	$505	$—	$167,527

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

Fortress is a leading global investment manager with approximately $41.7 billion in AUM as of June 30, 2010. Fortress offers a range of alternative and traditional investment strategies for institutional and private investors around the world. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of June 30, 2010, we managed alternative assets in three core businesses:

Private Equity  —  a business that manages approximately $14.4 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds  —  a business that manages approximately $4.2 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds  —  a business that manages approximately $11.6 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and an Asian fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we do not treat our traditional asset management business, which has $11.5 billion of AUM, as a separate segment until such time as its operations become significant.

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

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments. Logan Circle (see Note 2 to the consolidated financial statements included herein) is initially being reported in the “unallocated” section of our segments until such time as it becomes material to our operations.

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

While market conditions in the United States and abroad have generally improved over the last several quarters, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. Concerning developments in the global capital markets during the first half of 2010 have renewed concerns among many market participations about the health of the financial markets and the financial institutions and countries that participate in these markets. We and other market participants face uncertain conditions, a reduced universe of counterparties (and attendant increased counterparty risk) and continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures. If market conditions remain challenging or deteriorate in the future – particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress or one or more of our funds.

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

•

The market prices of the investments held by our private equity funds and credit PE funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and early 2010, but declined somewhat in the second quarter of 2010. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we successfully executed an IPO of one of our private equity portfolio companies in October 2009, the overall volume of IPO transactions (particularly of private equity-backed companies) has continued to be significantly lower than in prior years and execution risk for such transactions remains higher.

•

These conditions have made it more difficult to generate positive investment returns and have contributed to increased redemption requests from investors throughout the hedge fund industry. A number of our funds have been affected by this trend in prior periods, but this trend decelerated somewhat in 2009 and early 2010.

•	As a result of the above factors:

•

We have not paid a dividend on our Class A shares since the second quarter of 2008. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

•

Our share of the NAV of certain fund investments, including certain investments on which we have received incentive returns, has declined below their related carrying amounts for distributable earnings purposes. During the six months ended June 30, 2010, we have taken $4.6 million of impairments and net reserves related to such funds for distributable earnings purposes. Declines in the NAV of our fund investments have also caused us to record GAAP losses from equity method investees in prior periods, although we have recorded net GAAP income from such investments in 2009 and the first six months of 2010. Furthermore, such declines impact our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid and credit hedge funds received a total of $0.4 billion and $0.3 billion in redemption and return of capital requests, respectively, including affiliates, for the six months ended June 30, 2010. These redemptions will directly impact the management fees we receive in 2010 from such funds (which pay management fees of between 1.5% - 2% of AUM). Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009, such returns of capital are generally being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future return of capital requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds. The 2010 return of capital notice dates for Fortress’s flagship credit hedge fund and for the Fortress Partners Fund had not yet occurred as of June 30, 2010.

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

•

During 2008 and 2009, the public company was more focused on preserving capital and liquidity at the public company level than on making investments at the public company level. As market conditions, as well as the company’s liquidity and leverage levels, improved during 2009, the company has renewed efforts to explore making investments at the public company level. On February 16, 2010, the public company announced that certain of its consolidated affiliates have agreed to acquire Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for approximately $19 million (subject to certain adjustments), with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. The transaction closed on April 16, 2010. Logan Circle is a fixed income asset manager with approximately $11.4 billion in assets under management at closing.

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Revenues
Management fees from affiliates	$219,430	$214,077	$5,353	$112,894	$108,425	$4,469
Incentive income from affiliates	46,405	6,958	39,447	28,849	6,958	21,891
Expense reimbursements from affiliates	63,861	33,708	30,153	40,794	20,661	20,133
Other revenues	21,822	6,640	15,182	8,793	3,043	5,750

	351,518	261,383	90,135	191,330	139,087	52,243

Expenses
Interest expense	7,494	15,791	(8,297)	3,698	7,605	(3,907)
Compensation and benefits	338,922	222,692	116,230	159,529	113,456	46,073
Principals agreement compensation	472,126	472,126	—	237,367	237,367	—
General, administrative and other expense (including depreciation and amortization)	51,326	43,621	7,705	27,536	23,795	3,741

	869,868	754,230	115,638	428,130	382,223	45,907

Other Income (Loss)
Gains (losses) from investments	(12,385)	16,968	(29,353)	(12,957)	19,441	(32,398)
Tax receivable agreement liability adjustment	1,317	(55)	1,372	—	—	—
Earnings (losses) from equity method investees	26,031	16,208	9,823	6,150	51,057	(44,907)

	14,963	33,121	(18,158)	(6,807)	70,498	(77,305)

Income (Loss) Before Income Taxes	(503,387)	(459,726)	(43,661)	(243,607)	(172,638)	(70,969)
Income tax benefit (expense)	(9,186)	1,715	(10,901)	(7,634)	1,308	(8,942)

Net Income (Loss)	$(512,573)	$(458,011)	$(54,562)	$(251,241)	$(171,330)	$(79,911)

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

Our AUM has changed for the six months ended June 30, 2010 as follows (in millions):

	Private Equity			Credit
2010	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds (I)	Logan Circle Partners, L.P.	Total
AUM December 31, 2009	$11,344	$3,232	$4,297	$9,256	$3,347	$—	$31,476
Capital raised (A)	—	—	951	130	309	—	1,390
Equity raised	—	2	—	—	—	—	2
Increase in invested capital	5	—	3	3	682	—	693
Capital acquisitions	—	—	—	—	—	11,448	11,448
Redemptions (B)	—	—	(549)	(57)	—	—	(606)
SPV distributions (C)	—	—	(574)	—	—	—	(574)
RCA distributions (D)	—	—	—	(743)	—	—	(743)
Return of capital distributions (E)	(162)	—	—	(3)	(1,472)	—	(1,637)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(4)	—	—	—	(4)
Equity buybacks	—	(62)	—	—	—	—	(62)
Net client flows	—	—	—	—	—	(150)	(150)
Income (loss) and foreign exchange (H)	324	(301)	43	158	30	173	427

AUM June 30, 2010	$11,511	$2,871	$4,167	$8,744	$2,896	$11,471	$41,660

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2010.

(C)	Represents distributions from the Drawbridge Global Macro Fund SPV, which was established to hold the illiquid assets pertaining to investors who gave redemption notices in the fourth quarter of 2008.

(D)	Represents distributions from (i) assets held within redeeming capital accounts (or “RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(E)	Return of capital distributions are based on realization events for private equity and credit PE funds. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.

(F)	The reset date is the date on which a private equity fund or credit PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(G)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(I)	As of June 30, 2010, the credit PE funds had approximately $3.4 billion of uncalled capital that will become assets under management when deployed/called.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds and managed accounts (including Logan Circle).

Management Fees

Changes in average AUM have an effect on our management fee revenues. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

					AUM June 30,		Returns (B)
Name of Fund	Inception Date		Maturity Date (A)		2010	2009	Inception to June 30, 2010
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A	)	$—	$36	25.8%
Fund II	Jul-02		Feb-13		200	328	36.0%
Fund III	Sep-04		Jan-15		1,308	1,015	(0.9)%
Fund III Coinvestment	Nov-04		Jan-15		116	119	(1.6)%
Fund IV	Mar-06		Jan-17		2,351	1,932	(8.5)%
Fund IV Coinvestment	Apr-06		Jan-17		543	442	(9.6)%
Fund V	May-07		Feb-18		3,964	3,961	(C )
Fund V Coinvestment	Jul-07		Feb-18		935	935	(C )
GAGACQ Coinvestment Fund	Sep-04		Permanent		—	9	19.2%
FRID	Mar-05		Apr-15		403	449	(13.1)%
FRIC	Mar-06		May-16		90	59	(18.3)%
FICO	Aug-06		Jan-17		47	59	(75.1)%
FHIF	Dec-06		Jan-17		912	638	(2.7)%
FECI	Jun-07		Feb-18		532	532	(9.0)%

							Returns (B)
							Inception to Date (D)	Six Months Ended June 30,
								2010	2009
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13		110	88	(12.9)%	4.5%	(C )

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent		1,102	1,165	N/A	N/A	N/A
Eurocastle Investment Limited	Oct-03		Permanent		1,769	2,028	N/A	(2.9)%	(7.5)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		Non-redeemable		657	2,484	9.7%	2.1%	11.3%
Fortress Macro Funds	May-09		Redeemable		2,166	1,174	10.5%	2.3%	3.2%
Fortress Commodities Fund LP	Jan-08		Redeemable		905	913	5.0%	(1.4)%	1.3%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable		99	—	(1.8)%	(1.1)%	N/A

Credit Hedge Funds
Drawbridge Special Opportunities Fund LP (E)	Aug-02		PE style redemption		4,446	4,542	9.4%	11.2%	10.7%
Drawbridge Special Opportunities Fund LTD (E)	Aug-02		PE style redemption		570	476	9.1%	10.7%	9.7%
Worden Fund	Jan-10		PE style redemption		87	—	(C )	(C )	N/A
Fortress Partners Fund LP	Jul-06		Redeemable		806	778	(0.5)%	2.6%	6.4%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable		733	658	0.2%	3.1%	7.8%
Value Recovery Funds and related assets	(F	)	Non-redeemable		2,029	3,140	(F )	(F )	(F )

Continued on next page

			AUM		Returns (B)
			June 30,		Inception to
Name of Fund	Inception Date	Maturity Date (A)	2010	2009	June 30, 2010
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	732	1,429	31.7%
Credit Opportunities Fund II	Jul-09	Jul-22	312	—	(C )
FTS SIP LP	Sep-08	Oct-18	143	447	36.0%
FCO MA LSS	May-10	Jun-24	25	—	(C )
FCO MA II	Jun-10	Jun-22	19	—	(C )
Long Dated Value Fund I	Apr-05	Apr-30	201	201	2.3%
Long Dated Value Fund II	Nov-05	Nov-30	204	207	2.7%
Long Dated Value Fund III	Feb-07	Feb-32	244	115	10.4%
LDVF Patent Fund	Nov-07	Nov-27	12	14	19.5%
Real Assets Fund	Jun-07	Jun-17	132	126	8.7%
Assets Overflow Fund	Jul-08	May-18	34	81	(C )
Japan Opportunity Fund	Jun-09	Jun-19	833	137	(C )
Net Lease Fund I	Jan-10	Jan-23	5	—	(C )

Subtotal - all funds			29,776	30,717
Managed accounts			413	79

Total - Alternative Investment			30,189	30,796
Logan Circle Partners, L.P.			11,471	—

Total (G)			$41,660	$30,796

(A)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. The liquid hedge funds and the Fortress Partners funds are generally redeemable at the option of the fund investors. The Drawbridge Special Opportunity Funds and Worden Fund may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Drawbridge Global Macro Funds and Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 81% of our alternative investment AUM as of June 30, 2010.

(B)	Represents the following:

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

(C)	These funds: (a) were in their investment periods, or (b) had less than one year elapsed from their inception, and had no successor fund formed, through the end of these years. In some cases, particularly Fund V and Fund V Coinvestment, returns during these periods were significantly negative.

(D)	For liquid hedge funds, credit hedge funds and Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(F)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(G)	In addition to the funds listed, Fortress manages the GAGACQ Fund, NIH, FBIF, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our ending headcount was 826 at June 30, 2009 and 880 at June 30, 2010.

Revenues

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management fees from affiliates	$219,430	$214,077	$5,353	$112,894	$108,425	$4,469
Incentive income from affiliates	46,405	6,958	39,447	28,849	6,958	21,891
Expense reimbursements from affiliates	63,861	33,708	30,153	40,794	20,661	20,133
Other revenues	21,822	6,640	15,182	8,793	3,043	5,750

Total Revenues	$351,518	$261,383	$90,135	$191,330	$139,087	$52,243

Six months ended June 30

For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $5.4 million primarily due to (i) the recognition of $6.0 million in accrued management fees previously deemed uncollectible, (ii) a $0.9 million net increase in management fees generated by the net increase to average AUM, partially offset by (iii) a decrease of $1.3 million as a result of a decrease in the average management fee percentage earned, and (iv) a $0.3 million decrease in management fees as a result of changes in foreign currency exchange rates. The $0.9 million net increase in management fees generated by the net change to average AUM was primarily due to the net effect of increases (decreases) in average AUM of ($1.2) billion, ($0.7) billion, $1.3 billion and $0.9 billion in our private equity funds, our liquid hedge funds, our credit hedge funds, and our credit PE funds, respectively.

Incentive income from affiliates increased by $39.4 million primarily as a result of (i) $19.3 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the six months ended June 30, 2010 as compared to $6.8 million of incentive income recognized for the prior comparative period and (ii) $27.4 million of incentive income recognized from our private equity funds for the six months ended June 30, 2010 as compared to no incentive income recognized for the prior comparative period. The $27.4 million in incentive income recognized from our private equity funds for the six months ended June 30, 2010 primarily related to the recognition of $1.6 million and $25.8 million in incentive income from Fund I and Fund II, respectively, as contingencies for repayment had been resolved allowing for income recognition.

Expense reimbursements from affiliates, which are recorded gross on our statement of operations, increased by $30.2 million primarily as a result of (i) $15.2 million of expense reimbursements recognized due to the consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010 and (ii) an increase of $14.9 million in operating expenses eligible for reimbursement from our funds for the six months ended June 30, 2010 as compared to the prior comparative period. The $14.9 million increase in operating expenses eligible for reimbursement from our funds was primarily attributable to the Value Recovery Funds, which Fortress began managing in June 2009, and an increase in accrued compensation expense for the six months ended June 30, 2010.

Other revenues increased by $15.2 million primarily due to (i) an increase of $4.4 million in incentive income earned from non-affiliates, (ii) an increase of $3.7 million in management fees from Logan Circle which we acquired in April 2010, (iii)

an increase of $3.4 million in management fees from non-affiliates primarily attributed to a net increase of $0.3 billion in average AUM from our managed accounts excluding Logan Circle for the six months ended June 30, 2010 as compared to the prior comparative period, and (iv) an increase of $3.1 million in dividend income earned from our direct investments, of which $0.4 million in dividend income was earned on a direct investment that has been liquidated.

Three months ended June 30

For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $4.5 million primarily due to (i) the recognition of $6.0 million in accrued management fees previously deemed uncollectible, partially offset by (ii) a decrease of $0.5 million as a result of a decrease in the average management fee percentage earned, (iii) a $0.7 million decrease in management fees as a result of changes in foreign currency exchange rates, and (iv) a $0.4 million net decrease in management fees generated by the net change to average AUM. The $0.4 million net decrease in management fees generated by the net change to average AUM was primarily due to the net effect of increases (decreases) in average AUM of ($1.2) billion, ($0.2) billion, ($0.5) billion, $1.2 billion and $0.8 billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds, and our credit PE funds, respectively. Although average AUM increased overall, due to differences in the average management percent earned between segments and other factors, these changes in AUM resulted in a slight overall decrease in management fees.

Incentive income from affiliates increased by $21.9 million primarily as a result of $27.4 million of incentive income recognized from our private equity funds for the three months ended June 30, 2010 as compared to no incentive income recognized for the prior comparative period. This increase was partially offset by a $5.5 million decrease in incentive income recognized from our credit PE funds generated from distributions not subject to clawback of $1.3 million for the three months ended June 30, 2010 as compared to $6.8 million for the three months ended June 30, 2009. The $27.4 million in incentive income recognized from our private equity funds for the three months ended June 30, 2010 primarily related to the recognition of $1.6 million and $25.8 million in incentive income from Fund I and Fund II, respectively, as contingencies for repayment had been resolved allowing for income recognition.

Expense reimbursements from affiliates increased by $20.1 million primarily as a result of (i) $15.2 million of expense reimbursements recognized due to the consolidation of FCF effective March 2010 and (ii) an increase of $5.0 in operating expenses eligible for reimbursement from our funds for the three months ended June 30, 2010, primarily attributable to the Value Recovery Funds, which Fortress began managing in June 2009, and an increase in accrued compensation expense, as compared to the three months ended June 30, 2009.

Other revenues increased by $5.8 million primarily due to (i) an increase of $3.7 million in management fees from Logan Circle which we acquired in April 2010 and (ii) a net increase of $1.7 million in management fees from non-affiliates primarily attributed to a net increase of $0.3 billion in average AUM from our managed accounts excluding Logan Circle.

Expenses

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Interest expense	$7,494	$15,791	$(8,297)	$3,698	$7,605	$(3,907)
Compensation and benefits	338,922	222,692	116,230	159,529	113,456	46,073
Principals agreement compensation	472,126	472,126	—	237,367	237,367	—
General, administrative and other (including depreciation and amortization)	51,326	43,621	7,705	27,536	23,795	3,741

Total Expenses	$869,868	$754,230	$115,638	$428,130	$382,223	$45,907

Six months ended June 30

For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, total expenses increased as a result of the following:

Interest expense decreased by $8.3 million primarily due to (i) a decrease of $3.5 million due to write-offs of deferred financing costs that were recognized during the six months ended June 30, 2009, (ii) a decrease of $3.2 million due to a decrease in average borrowings as compared to the six months ended June 30, 2009, and (iii) a decrease of $1.7 million in the amortization of deferred financing costs.

Compensation and benefits increased by $116.2 million primarily due to (i) a $67.6 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our credit PE funds, (ii) an increase of $20.7 in compensation and benefits due to the consolidation of FCF effective March 2010, the acquisition of Logan Circle in April 2010, and the Value Recovery Funds which Fortress began managing in June 2009, (iii) an increase of $21.6 million due to an increase in discretionary bonuses excluding the impact of FCF, Logan Circle, and the Value Recovery Funds for the six months ended June 30, 2010, and (iv) a net increase of $7.2 million in equity-based compensation primarily due to an increase in amortization expense resulting from new RSU awards granted for the six months ended June 30, 2010.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $7.7 million primarily as a result of (i) additional expenses of $5.5 million related to the consolidation of FCF and acquisition of Logan Circle in April 2010, (ii) a net increase of $7.3 million in recruiting, hardware and software maintenance and other general expenses, and (iii) an increase in depreciation and amortization expense of $0.6 million, offset by (iv) a net reversal of the allowance for potentially uncollectible management fees in the amount of $2.8 million primarily in connection with the resolution of liquidity shortfalls within a certain fund and (v) a decrease in professional fees and consulting fees of $3.2 million.

Three months ended June 30

For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, total expenses increased as a result of the following:

Interest expense decreased by $3.9 million primarily due to (i) a decrease of $1.6 million due to write-offs of deferred financing costs that were recognized during the three months ended June 30, 2009, (ii) a decrease of $1.4 million due to a decrease in average borrowings as compared to the three months ended June 30, 2009, and (iii) a decrease of $1.1 million in the amortization of deferred financing costs.

Compensation and benefits increased by $46.1 million primarily due to (i) a $20.8 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our credit PE funds, (ii) an increase of $17.2 million in compensation and benefits due to the consolidation of FCF effective March 2010, the acquisition of Logan Circle in April 2010, and the Value Recovery Funds which Fortress began managing in June 2009, (iii) an increase of $12.1 million due to an increase in discretionary bonuses excluding the impact of FCF, Logan Circle, and the Value Recovery Funds for the three months ended June 30, 2010, and offset by (iv) a net decrease of $3.6 million in equity-based compensation due to the impact of an increase in the forfeiture assumption associated with RSU awards, offset by an increase in amortization expense resulting from new RSU awards granted for the six months ended June 30, 2010.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $3.7 million primarily as a result of (i) additional expenses of $5.5 million related to the consolidation of FCF and acquisition of Logan Circle in April 2010, (ii) a net increase of $4.1 million in recruiting, hardware and software maintenance and other general expenses, and (iii) an increase in depreciation and amortization expense of $0.5 million, offset by (iv) a reversal of the allowance for potentially uncollectible management fees in the amount of $3.8 million primarily in connection with the resolution of liquidity shortfalls within a certain fund and (v) a decrease in professional fees and consulting fees of $2.8 million.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $549 million with a weighted average recognition period of 2.7 years. This does not include contingent amounts or amounts related to the Principals Agreement, which is discussed above.

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

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
GAAP Net Income (Loss)	$(512,573)	$(458,011)	$(251,241)	$(171,330)
Principals Agreement Compensation	472,126	472,126	237,367	237,367

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(40,447)	$14,115	$(13,874)	$66,037

Other Income (Loss)

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Gains (losses) from investments	$(12,385)	$16,968	$(29,353)	$(12,957)	$19,441	$(32,398)
Tax receivable agreement liability adjustment	1,317	(55)	1,372	—	—	—
Earnings (losses) from equity method investees	26,031	16,208	9,823	6,150	51,057	(44,907)

Total Other Income (Loss)	$14,963	$33,121	$(18,158)	$(6,807)	$70,498	$(77,305)

Six months ended June 30

For the six months ended June 30, 2010 compared with the six months ended June 30, 2009, total other income (loss) decreased as a result of the following:

Gains (losses) from investments decreased by $29.4 million primarily due to (i) the recognition of a net unrealized loss of $11.0 million on our investments in GAGFAH and our Castles for the six months ended June 30, 2010, as compared to the recognition of a net unrealized gain of $17.7 million on our investments in GAGFAH and our Castles for the six months ended June 30, 2009, and (ii) the recognition of a net unrealized loss of $0.6 million on our foreign currency hedges for the six months ended June 30, 2010.

Earnings (losses) from equity method investees increased by $9.8 million primarily due to the net effect of (i) the recognition of $26.0 million in net income from equity method investees in 2010 as a result of an increase in income attributable to investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds, compared to (ii) the recognition of a $16.2 million in net income on our equity method investments for the six months June 30, 2009. The overall increase in income was primarily a result of improved returns within our private equity funds.

Three months ended June 30

For the three months ended June 30, 2010 compared with the three months ended June 30, 2009, total other income (loss) decreased as a result of the following:

Gains (losses) from investments decreased by $32.4 million primarily due to (i) the recognition of a net unrealized loss of $11.0 million for the three months ended June 30, 2010 on our investments in GAGFAH and in our Castles, as compared to the recognition of a net unrealized gain of $19.5 million on our investments in GAGFAH and in our Castles for the three months ended June 30, 2009, (ii) a $0.8 million net decrease in realized gains related to changes in the foreign currency exchange rates from the three months ended June 30, 2009 to the three months ended June 30, 2010, (iii) the recognition of a net unrealized loss of $0.6 million on our foreign currency hedges during the three months ended June 30, 2010, and (iv) a net decrease in unrealized gains of $0.5 million for the three months ended June 30, 2010 on our options in our Castles.

Earnings (losses) from equity method investees decreased by $44.9 million primarily due to the net effect of (i) the recognition of $6.2 million in net income from equity method investees in 2010 as a result of a decrease in income attributable to investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds, compared to (ii) the recognition of $51.1 million in net income on our equity method investments for the three months June 30, 2009. The overall decrease was primarily a result of diminished returns within the funds.

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

For the six and three months ended June 30, 2010, Fortress recognized income tax expense (benefit) of $9.2 million and $7.6 million, respectively. For the six and three months ended June 30, 2009, Fortress recognized income tax expense (benefit) of ($1.7 million) and ($1.3 million), respectively. The primary reasons for the changes in income tax expense (benefit) for the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) a write off of a portion of the deferred tax asset related to RSUs which vested and were delivered at a value substantially less than their original value.

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

Private Equity Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$66,545	$76,515	$(9,970)	$33,293	$38,884	$(5,591)
Incentive Income	—	—	—	—	—	—

Segment revenues - total	$66,545	$76,515	$(9,970)	$33,293	$38,884	$(5,591)

Pre-tax distributable earnings	$49,431	$56,856	$(7,425)	$24,869	$27,567	$(2,698)

Six months ended June 30

Pre-tax distributable earnings decreased by $7.4 million primarily due to:

•

a $10.0 million net decrease in management fees. Management fees decreased by $10.0 million primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital (in particular, within FICO, Fund IV, Fund IV Coinvestment, FRID and FHIF); and

•

a $2.5 million decrease in operating expenses primarily related to (i) a $0.6 million decrease in compensation and benefits expense, and (ii) a decrease of $1.8 million in professional fees and other general expenses, which was primarily attributed to write-offs that were recognized in the prior comparative period for capitalized professional fees and other general expenses for a fund which did not launch.

Three months ended June 30

Pre-tax distributable earnings decreased by $2.7 million primarily due to:

•

a $5.6 million net decrease in management fees. Management fees decreased by $5.6 million primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital (in particular, within FICO, Fund IV, Fund IV Coinvestment, FRID and FHIF); and

•

a $2.9 million decrease in operating expenses primarily related to (i) a $1.1 million decrease in compensation and benefits expense, and (ii) a decrease of $1.6 million in professional fees and other general expenses, which was primarily attributed to write-offs that were recognized in the prior comparative period for capitalized professional fees and other general expenses for a fund which did not launch.

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$23,978	$24,430	$(452)	$11,439	$12,519	$(1,080)
Incentive Income	—	—	—	—	—	—

Segment revenues - total	$23,978	$24,430	$(452)	$11,439	$12,519	$(1,080)

Pre-tax distributable earnings	$9,157	$10,714	$(1,557)	$4,720	$6,725	$(2,005)

Six months ended June 30

Pre-tax distributable earnings decreased by $1.6 million primarily due to:

•

a $0.5 million decrease in management fees primarily due to a $0.3 million decrease as a result of changes in foreign currency exchange rates and a $0.2 million net decrease as a result of a decrease in AUM; and

•	a $1.0 million net increase in operating expenses primarily as a result of a $0.4 million increase in allocable corporate expenses and a $0.5 million increase in general and administrative expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $2.0 million primarily due to:

•

a $1.1 million decrease in management fees primarily due to a $0.7 million decrease as a result of changes in foreign currency exchange rates, a $0.2 million decrease in management fees from non-affiliates, and a $0.2 million decrease as a result of a decrease in average AUM; and

•

a $0.9 million net increase in operating expenses primarily as a result of a $0.6 million increase in compensation expense and a $0.6 million increase in general and administrative expenses partially offset by a decrease of $0.3 million in allocable corporate expenses.

Liquid Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$38,285	$42,522	$(4,237)	$19,483	$19,893	$(410)
Incentive Income	4,247	247	4,000	(1,255)	247	(1,502)

Segment revenues - total	$42,532	$42,769	$(237)	$18,228	$20,140	$(1,912)

Pre-tax distributable earnings	$8,813	$12,706	$(3,893)	$1,001	$6,731	$(5,730)

Six months ended June 30

Pre-tax distributable earnings decreased by $3.9 million primarily due to:

•

a $3.1 million net decrease in management fees. Management fees decreased by $4.2 million primarily due to declines in average AUM caused by investor redemptions subsequent to June 30, 2009 which resulted in decreases of $23.0 million and $1.1 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. These decreases were offset by (i) a $16.0 million increase due to management fees generated from the Fortress Macro Funds which were launched in May 2009 and (ii) a $3.9 million increase due to management fees generated from certain managed accounts which launched in November 2009 and January 2010. The $4.2 million management fee decrease was partially offset by a corresponding decrease in the employees’ share of management fees of $1.1 million;

•

a $4.5 million net increase in incentive income primarily due to (i) increases of $3.6 million and $0.4 million in the incentive income generated by the Fortress Macro Funds and Fortress Commodities Funds, respectively, for the six months ended June 30, 2010 and (ii) a $0.5 million decrease to employees’ share of incentive income as a result of a reduction of previously accrued profit sharing compensation expense; and

•

a $5.3 million net increase in operating expenses primarily due to (i) a $3.0 million increase in compensation expense primarily due to an increase in the accrual of discretionary bonuses and (ii) a $2.2 million increase in general and administrative expenses and allocable corporate expenses for the six months ended June 30, 2010 as compared to the prior comparative period.

Three months ended June 30

Pre-tax distributable earnings decreased by $5.7 million primarily due to:

•

a $0.8 million net increase in management fees. Management fees decreased by $0.4 million primarily due to declines in average AUM caused by investor redemptions subsequent to June 30, 2009 which resulted in decreases of $8.9 million and $0.1 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. These decreases were offset by (i) a $6.5 million increase due to management fees generated from the Fortress Macro Funds which launched in May 2009 and (ii) a $2.1 million increase due to management fees generated from certain managed accounts which launched in November 2009 and January 2010. The $0.4 million management fee decrease was offset by a decrease in the employees’ share of management fees net of operating expenses (which increased as described below) of $1.2 million for the three months ended June 30, 2010 as compared to the prior comparative period;

•

a $0.6 million net decrease in incentive income. Incentive income decreased by $1.5 million which was partially offset by a net decrease in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $0.9 million. Incentive income decreased by $1.5 million due to a decrease of $1.9 million in the incentive income generated by the Fortress Macro Funds which was partially offset by an increase of $0.4 million in incentive income generated by the Fortress Commodities Fund for the three months ended June 30, 2010; and

•

a $5.9 million net increase in operating expenses primarily due to (i) a $2.7 million increase in compensation expense primarily due to an increase in the accrual of discretionary bonuses and (ii) a $3.2 million increase in general and administrative expenses and allocable corporate expenses for the three months ended June 30, 2010 as compared to the prior comparative period.

Credit Hedge Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$76,619	$57,624	$18,995	$43,517	$29,501	$14,016
Incentive Income	13,520	1,013	12,507	5,199	191	5,008

Segment revenues - total	$90,139	$58,637	$31,502	$48,716	$29,692	$19,024

Pre-tax distributable earnings	$29,625	$10,371	$19,254	$18,863	$7,467	$11,396

Six months ended June 30

Pre-tax distributable earnings increased by $19.3 million primarily due to:

•

a $19.0 million net increase in management fees primarily as a result of (i) a $15.7 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible, (ii) a $2.6 million net increase in management fees from the Drawbridge Special Opportunities Funds and Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions, subsequent to June 30, 2009 and (iii) a $0.8 million increase in management fees from the Worden Fund, which launched in January 2010;

•

a $7.1 million net increase in incentive income. Incentive income increased by $12.5 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $5.4 million. Incentive income increased by $12.5 million primarily due to (i) an increase of $5.2 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the six months ended June 30, 2010, (ii) a $4.4 million increase in incentive income from a third party account we manage, and (iii) $2.9 million of incentive income from special investments; and

•

a $7.0 million net increase in operating expenses primarily related to an increase of (i) $5.6 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses, and (ii) a $3.8 million net increase in general and administrative expenses and allocable corporate expenses for the six months ended June 30, 2010 as compared to the prior comparative period. These increases were partially offset by a $2.4 million increase in expense reimbursement from the Value Recovery Funds of compensation expense for certain credit hedge fund employees that have provided services to the Value Recovery Funds.

Three months ended June 30

Pre-tax distributable earnings increased by $11.4 million primarily due to:

•

a $14.0 million net increase in management fees primarily as a result of (i) a $12.2 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible, (ii) a $1.4 million net increase in management fees from the Drawbridge Special Opportunities Funds and Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions, subsequent to June 30, 2009 and (iii) a $0.4 million increase in management fees from the Worden Fund, which launched in January 2010;

•

a $2.7 million net increase in incentive income. Incentive income increased by $5.0 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $2.3 million. Incentive income increased by $5.0 million primarily due to (i) an increase of $4.8 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the three months ended June 30, 2010, (ii) a $0.1 million increase in incentive income from a third party account we manage, and (iii) $0.1 million of incentive income from special investments; and

•

a $5.3 million net increase in operating expenses primarily related to an increase of (i) $3.8 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses, and (ii) a $2.5 million net increase in general and administrative expenses and allocable corporate expenses for the three months ended June 30, 2010 as compared to the prior comparative period. These increases were partially offset by a $0.9 million increase in expense reimbursement from the Value Recovery Funds of compensation expense for certain credit hedge fund employees that have provided services to the Value Recovery Funds.

Credit PE Funds

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$21,314	$14,435	$6,879	$11,157	$8,354	$2,803
Incentive Income	131,546	6,814	124,732	46,396	6,814	39,582

Segment revenues - total	$152,860	$21,249	$131,611	$57,553	$15,168	$42,385

Pre-tax distributable earnings	$74,790	$6,823	$67,967	$28,989	$4,590	$24,399

Six months ended June 30

Pre-tax distributable earnings increased by $68.0 million primarily due to:

•

a $6.9 million increase in management fees primarily due to (i) $8.8 million generated by new credit PE funds created after June 30, 2009, most notably the Japan Opportunity Fund and Credit Opportunities Fund II, and (ii) a $0.6 million increase attributable to capital calls made after June 30, 2009 by Long Dated Value Fund III. These increases in management fees were partially offset by a net decrease of $2.5 million primarily due to the return of capital to investors in the Credit Opportunities Fund I, the Real Assets Fund, and a third party account we manage;

•

a $60.9 million net increase in incentive income. Incentive income increased by $124.7 million, partially offset by an increase in the employees’ share of incentive income of $63.8 million which is reflected as profit sharing compensation expense. The $124.7 million increase in incentive income is primarily due to distributions generated by certain realization events during the six months ended June 30, 2010 from the Credit Opportunities Fund I and a third party account we manage; and

•

a $0.2 million net decrease in operating expenses primarily due to a reduction in commissions relating to the Japan Opportunity Fund as compared to the six months ended June 30, 2009 and the write-off in the second quarter of 2009 of professional fees attributable to a fund which did not launch. These decreases were partially offset by an increase in allocable corporate expenses and compensation expenses primarily as a result of increased headcount from new funds.

Three months ended June 30

Pre-tax distributable earnings increased by $24.4 million primarily due to:

•

a $2.8 million increase in management fees primarily due to (i) $5.9 million generated by new credit PE funds created after June 30, 2009, most notably the Japan Opportunity Fund and Credit Opportunities Fund II, and (ii) a $0.3 million increase attributable to capital calls made after June 30, 2009 by Long Dated Value Fund III. These increases in management fees were partially offset by a net decrease of $3.4 million primarily due to the return of capital to investors in the Credit Opportunities Fund I, the Real Assets Fund, and a third party account we manage;

•

a $19.0 million net increase in incentive income. Incentive income increased by $39.6 million, partially offset by an increase in the employees’ share of incentive income of $20.6 million which is reflected as profit sharing compensation expense. The $39.6 million increase in incentive income is primarily due to distributions generated by certain realization events during the three months ended June 30, 2010 from the Credit Opportunities Fund I and a third party account we manage; and

•

a $2.6 million net decrease in operating expenses primarily due to a reduction in commissions relating to the Japan Opportunity Fund as compared to the three months ended June 30, 2009 and the write-off in the second quarter of 2009 of professional fees attributable to a fund which did not launch.

Principal Investments

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Pre-tax distributable earnings (loss)	$4,320	$(29,114)	$33,434	$71	$5,920	$(5,849)

Six months ended June 30

Pre-tax distributable earnings (loss) increased by $33.4 million primarily due to:

•

a $27.6 million increase in net investment income primarily as a result of a decrease in impairments of $24.9 million, $0.2 million, $0.6 million and $2.0 million in our investments in our private equity funds, Castles, credit PE funds, and special investments in our hedge funds for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009;

•

a $2.8 million net decrease in investment income from our investments in our credit PE funds and hedge funds. Investment income decreased $0.4 million and the employee share of investment income increased by $2.4 million. The $0.4 million decrease in investment income was due to lower returns on our investments in our credit hedge funds of $9.3 million offset by an increase of $9.0 million due to realization events in one of our credit PE funds for the six months ended June 30, 2010 as compared to the prior comparative period. The employee share of investment income increased due to an increase in the percentage of the fund owned by employees;

•

an $8.3 million increase in net investment income primarily due to a decrease in interest expense primarily due to (i) a decrease of $3.5 million due to write-offs of deferred financing costs that were recognized during the six months ended June 30, 2009, (ii) a decrease of $3.2 million due to a decrease in average borrowings as compared to the six months ended June 30, 2009, and (iii) a decrease of $1.7 million in the amortization of deferred financing costs;

•	a $0.4 million increase in net investment income due to an increase in the average cash balance and interest rate over the six months ended June 30, 2010 as compared to the prior comparative period;

•	a $0.2 million increase in net investment income due to dividend income earned primarily from our direct investments in GAGFAH common stock and an investment which has been liquidated; and

•	a $0.5 million decrease in net investment income due to foreign currency translation adjustments.

Three months ended June 30

Pre-tax distributable earnings (loss) decreased by $5.8 million primarily due to:

•

a $0.3 million decrease in net investment income primarily as a result of increased impairments in special investments in our hedge funds for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009;

•

a $9.0 million net decrease in net investment income from our investments in our credit PE funds and hedge funds. Investment income decreased $9.4 million and the employee share of investment income decreased by $0.4 million. The $9.4 million decrease in investment income was due to lower returns on our investments in our credit hedge funds of $12.6 million partially offset by an increase of $3.2 million due a realization event in one of our credit PE funds for the three months ended June 30, 2010 as compared to the prior comparative period;

•

a $3.9 million increase in net investment income primarily due to a decrease in interest expense primarily due to (i) a decrease of $1.6 million due to write-offs of deferred financing costs that were recognized during the three months ended June 30, 2009, (ii) a decrease of $1.4 million due to a decrease in average borrowings as compared to the three months ended June 30, 2009, and (iii) a decrease of $1.1 million in the amortization of deferred financing costs;

•	a $0.4 million increase in net investment income due to an increase in the average cash balance and interest rate over the three months ended June 30, 2010 as compared to the prior comparative period;

•	a $0.2 million decrease in net investment income due to dividend income earned primarily from our direct investments in GAGFAH common stock; and

•	a $0.8 million decrease in net investment income due to foreign currency translation adjustments;

Unallocated

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Variance	2010	2009	Variance
Management fees	$3,695	$—	$3,695	$3,695	$—	$3,695

Pre-tax distributable earnings (loss)	$(6,705)	$(294)	$(6,411)	$(5,475)	$(143)	$(5,332)

Six months ended June 30

Pre-tax distributable loss increased by $6.4 million primarily due to:

•	a $3.7 million increase in management fees due to the Logan Circle acquisition in April 2010; and

•	a $10.1 million increase in operating and acquisition expenses primarily due to the Logan Circle acquisition in April 2010.

Three months ended June 30

Pre-tax distributable loss increased by $5.3 million primarily due to:

•	a $3.7 million increase in management fees due to the Logan Circle acquisition in April 2010; and

•	a $9.0 million increase in operating expenses primarily due to the Logan Circle acquisition in April 2010.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of June 30, 2010, the receipt of approximately $49.7 million of management fees had been deferred, of which $11.3 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $10.7 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $167.5 million at June 30, 2010, our available draws under our credit facility of $60.5 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, both of which are more challenging in current market conditions than in periods prior to 2008. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the illiquidity in the credit market (as described above under “– Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs, if either were achieved in this market. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of June 30, 2010, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2010 consisted of the following (in thousands):

Outstanding Commitment
Private Equity Funds
Fund I	$36
Fund II	566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	25,980
Fund V Coinvestment	4
FRID	796
FHIF	11,446
FECI	1,551

Credit PE Funds
Credit Opportunities Fund	17,496
Credit Opportunities Fund II	8,299
Long Dated Value Fund I	460
Long Dated Value Fund II	1,788
Long Dated Value Fund III	177
LDVF Patent Fund	37
Real Assets Fund	30,467
Assets Overflow Fund	132
Karols Development Co	4,759
FTS SIP L.P.	1,140
Japan Opportunity Fund	4,386
Yama 1 and 2 GK	107
Net Lease Fund	449
FCO MA LSS	1,125
FCO MA II	15,200

Total	$130,459

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

July 1 to December 31, 2010	$9,447
2011	13,292
2012	12,522
2013	11,949
2014	11,031
2015	10,610
Thereafter	12,172

Total	$81,023

Debt Obligations

As of June 30, 2010, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				June 30, 2010
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	June 30, 2010	December 31, 2009
Credit Agreement (2)
Revolving debt (3)	$—	$—	May 2012	—	—
Term loan	350,000	350,000	May 2012	3.66%	1.67
Delayed term loan	5,900	47,825	May 2012	3.02%	0.29

Total	$355,900	$397,825		3.65%	1.65

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.35%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $66.9 million was undrawn under the revolving debt facility as of June 30, 2010. The revolving debt facility included a $25 million letter of credit subfacility of which $8.1 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.8 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $60.5 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows as of June 30, 2010 (in thousands).

Ju1y 1 - December 31, 2010	$13,974
2011	41,926
2012	300,000

Total	$355,900

As a result of the Nomura transaction, our initial and secondary public offerings, and other transactions, FIG Asset Co. LLC lent excess proceeds of $371.1 million to FIG Corp. pursuant to a demand note. As of June 30, 2010, the outstanding balance was $303.6 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The credit agreement includes customary covenants. We were in compliance with all of these covenants as of June 30, 2010. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of June 30, 2010.

	June 30, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥	$20,000	$41,660	(A	)
Consolidated Leverage Ratio	≤	3.50	1.14	(B	)
Required Investment Assets	≥	$366	$871	(C	)
Fortress Fund Investments	≥	$147	$545	(C	)
Total Investments	≥	$220	$701	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

June 30, 2010
Outstanding debt (D)	$358.3
Plus: Outstanding letters of credit	8.1
Less: Cash (up to $50 million)	(50.0)

Net debt	$316.4

Twelve Months Ended June 30, 2010
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(970.5)
Depreciation and amortization, interest expense and income taxes	30.3
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	100.8
Other Income Adjustment	(59.5)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,186.8
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	(9.8)
Income (loss) allocable to, or resulting from distributions to, the Principals or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—

EBITDA	$278.1

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	Includes $2.4 million of intercompany debt (eliminated in consolidation) which meets the definition of debt under the credit agreement.

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

Dividends / Distributions

During the six months ended June 30, 2010, Fortress Operating Group declared distributions of $35.7 million to the principals and RPU holder in connection with tax obligations.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $98.0 million and ($50.2) million during the six months ended June 30, 2010 and 2009, respectively.

Operating Activities – Comparative

Cash received for management fees decreased by $20.3 million from $191.7 million in 2009 to $171.4 million in 2010. Management fees are based on average AUM, which increased from 2009 to 2010 (private equity funds decreased by ($1.2) billion, Castles decreased by less than ($0.1) billion, liquid hedge funds decreased by ($0.7) billion, credit hedge funds increased by $1.3 billion, and credit PE funds increased by $0.9 billion) as a result of capital raising, including new fund formation, capital acquisitions and returns offset by redemptions, capital distributions and losses. However, the impact of this increase in AUM was offset by approximately $49.7 million of management fees that were past due at June 30, 2010 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and credit PE funds. Severe market conditions resulted in lower fund performance and reduced realizations in 2009 and thus an increase of $131.5 million in cash received for incentive income from 2009 to 2010 occurred as conditions improved and realizations increased.

Cash paid for compensation decreased by $19.1 million from the year to date period ended June 30, 2009 compared to June 30, 2010.

Cash paid for interest decreased approximately $1.5 million primarily due to a lower average debt balance of $378.0 million in 2010 compared to $620.4 million in 2009. The weighted average interest rate increased to 2.77% in 2010 as compared to 2.74% in 2009.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($0.6) million and ($13.4) million during the six months ended June 30, 2010 and 2009, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($31.7) million and ($39.3) million during the six months ended June 30, 2010 and 2009, respectively, (ii) distributions of capital from equity method investees of $46.1 million and $27.5 million during the six months ended June 30,

2010 and 2009, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($1.5) million and ($1.7) million during the six months ended June 30, 2010 and 2009, respectively. In addition, Fortress used a net $13.5 million of cash during the six months ended June 30, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($127.0) million and ($109.3) million during the six months ended June 30, 2010 and 2009, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($41.7) million and ($30.6) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($43.4) million and ($4.1) million during these periods, respectively, and (iii) our net borrowing and repayment activity. In addition, Fortress completed a $219.5 million offering of Class A shares during the six months ended June 30, 2009.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity and credit PE incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

Liquid Hedge Funds

The majority of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds include interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are valued by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

Traditional Asset Management Business

Investments made within this business are valued in a consistent manner with our funds’ policies as described above.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2010. As of June 30, 2010, revenues from our traditional asset management business are not materially sensitive to reasonably expected changes in market risk factors.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Private Equity Funds	Liquid Hedge Funds		Credit Hedge Funds	Credit PE Funds	Total Investment Company Holdings
	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	8%	80%	66%	2%	4%	14%
2.	Other observable market parameters	7%	10%	34%	5%	1%	5%
3A.	Third party pricing sources with significant unobservable market parameters (A)	10%	9%	0%	91%	76%	48%
3B.	Internal models with significant unobservable market parameters	75%	1%	0%	2%	19%	33%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of June 30, 2010, $8.0 billion of investments in our private equity funds, $0.0 billion of investments in our liquid hedge funds, $0.2 billion of investments in our credit hedge funds, and $0.7 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2010, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.6 million or ($4.1 million) (A)	$1.0 million	$16.7 million	$0.0 million or ($0.2 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$43.5 million	$0.6 million	$15.1 million	$7.0 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and credit PE fund management fees would be generally unchanged as they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2010, $2.7 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are primarily in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2010 is the current reset date.

(B)	Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

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

2007	$74.9
2008	$48.0
2009 Estimated	$51.2
2010 - 2015: Average Required	$51.7
2016 - 2021: Average Required	$85.5

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

See Note 9 to Part I, Item 1 “Financial Statements – Commitments and Contingencies” for a discussion of our commitments and contingencies.

Contractual Obligations

As of June 30, 2010, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.1 billion as of December 31, 2009 to $1.0 billion as of June 30, 2010.

Our debt obligations payable decreased from $420.4 million as of December 31, 2009 to $373.6 million as of June 30, 2010, including estimates for interest payments. This decrease was primarily attributable to the repayment of $41.9 million of the delayed term loan.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of June 30, 2010, which we refer to as intrinsic clawback, was $83.4 million as compared to $98.7 million at December 31, 2009. The decrease is primarily a result of the net returns earned by the related Fortress Funds during the six months ended June 30, 2010.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $131.4 million as of December 31, 2009 to $130.5 million as of June 30, 2010. This decrease is primarily attributable to $19.3 million and $7.1 million in contributions we made to Fund V and the Real Assets Fund, respectively, during the six months ended June 30, 2010. These decreases were partially offset by our capital commitment to our newly formed FCO MA II fund of $15.2 million, an increase of $8.9 million due to the net effect of recallable capital distributions from the Credit Opportunities Fund, as well as a $1.3 million increase in our capital commitment to our Japan Opportunity Fund.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2010, revenues from our traditional asset management business are not materially sensitive to reasonably expected changes in market risk factors.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2010 (in thousands):

Assets
Investments	$869,432

Liabilities
Debt obligations payable	$355,900

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2010, approximately 44% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•

Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2010 would increase or decrease future incentive income by $65.4 million or ($65.6 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on June 30, 2010 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2010 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$3.9	$	N/A	(E)	$49.0	$3.9	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Fund	7.5		N/A	(G)	0.8	7.5		56.8			0.5
Credit
Hedge Funds	12.1		N/A	(G)	17.9	12.1		56.6			10.6
PE Funds	—		N/A	(E)	6.9	—		N/A	(E)		N/A

Total	$23.5		$—		$74.6	$23.5		$113.4			$11.1

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(5.4)	$	N/A	(E)	$(49.0)	$(5.4)	$	N/A (E) (F	)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Fund	(7.5)		N/A	(G)	(0.8)	(7.5)		(3.7)			(0.5)
Credit
Hedge Funds	(12.1)		N/A	(G)	(17.9)	(12.1)		(5.3)			(10.6)
PE Funds	(0.3)		N/A	(E)	(6.9)	(0.3)		N/A (E) (F	)		N/A	(F)

Total	$(25.3)		$—		$(74.6)	$(25.3)		$(9.0)			$(11.1)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)

Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.0 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are primarily in funds which are no longer in their commitment period.

(C)	The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.1 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $0.5 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.1 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(E)	For GAAP Revenues, private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2010, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.6 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of June 30, 2010, we had a $1.6 million investment in Eurocastle and a $41.4 million investment in GAGFAH which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2010, we estimate the gains and losses for the six months ended June 30, 2010 in relation to the value of the shares and options would increase or decrease by $4.3 million.

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

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s various plans to attempt to stabilize the economy and the financial markets or the increased focus by the government on the regulation of the financial services industry will have on our business.

Over the past two years, the U.S. government has taken a number of steps to attempt to stabilize the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the TARP.

In addition, on July 21, 2010, the U.S. government enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company and impose restrictions on our business. For additional detail, please see “—Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.”

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

In addition, our credit agreement requires that we make the following amortization payments during the following time periods: $14 million during 2010, an additional $42 million by January 2011, and the remaining balance of $300 million at the maturity of the facilities in May 2012. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

We depend on Messrs. Briger, Edens, Kauffman, Nardone and Novogratz, as well as certain other investment professionals, and the loss of any of their services could have a material adverse effect on us.

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

Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit private equity funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds’ co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit private equity business segments.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “– Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders.

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

The United States recently enacted the Dodd-Frank Act, which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Act imposes a wide array of regulations covering, among other things: oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizes the Federal Reserve to regulate non-bank institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; imposes new registration, recordkeeping and reporting on private fund investment advisers; generally requires OTC derivatives to be cleared through an exchange; imposes minimum equity retention requirements for issuers of asset-backed securities; establishes a new bureau of consumer financial protection, establishes new requirements and higher liability standards on credit rating agencies; requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know what the final regulations under the Act will require or how significantly the Act will affect us. The Act will likely increase our administrative costs and could impose additional restrictions on our business.

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

Foreign regulators have proposed legislation that would potentially impose a number of other new regulatory requirements, which would increase our costs and could make it more difficult to operate and market our funds.

European regulators have proposed legislation that would require funds (including both private equity funds and hedge funds) to satisfy various criteria as a precondition to allowing Europeans to invest in such funds. For example, the proposed legislation would establish criteria for foreign jurisdictions to satisfy in order for funds domiciled in those jurisdictions to take investments from European citizens. The criteria could address topics such as money laundering, terrorism financing, information sharing, tax agreements and depository access. It is currently not clear whether the Cayman Islands, where a significant number of our funds are domiciled, will be deemed to be an acceptable jurisdiction under the proposed legislation. If the legislation is enacted as proposed, and any of our funds are domiciled in jurisdictions that are not approved under the legislative criteria, then those funds would not be permitted to take investments from European citizens. In addition to the jurisdictional criteria, the proposed legislation would require non-European Union fund managers (which would likely include Fortress) to pledge to follow various new rules covering topics such as reporting and custody requirements and limitations on incurring leverage. If adopted in the form proposed, this legislation would impose significant new regulatory requirements on investment managers operating within the EU, including with respect to conduct of business, compensation of employees, regulatory capital, valuations, disclosures and marketing. Such rules could potentially impose significant additional costs on the operation of our business in the EU and could limit our operating flexibility within that jurisdiction. In addition, if our funds are domiciled in jurisdictions that do not satisfy the EU’s requirements, the legislation will prevent those funds from taking on European investors, which could limit the size of such funds and restrict our ability to grow our business.

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

As of June 30, 2010, the investment performance of our former flagship liquid hedge fund is down from the date on which such fund last earned incentive income. Each fund must generate earnings, on an investor by investor basis, equal to the amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. See Note 2 to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these funds, as of June 30, 2010, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. The aggregate amount by which these amounts for all such private equity funds exceeded the funds’ respective net asset values as of June 30, 2010 was approximately $9.4 billion.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $75 million revolving credit facility and a $355.9 million term loan facility. As of June 30, 2010, we had a $355.9 million term loan outstanding and nothing outstanding under our revolving credit facility ($8.1 million of letters of credit were outstanding under a letter of credit subfacility). One of the lenders under this facility, representing approximately $7.2 million of outstanding commitments, has filed for bankruptcy protection and thus is unlikely to fulfill any borrowing requests. Borrowings under the credit agreement mature on May 10, 2012. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2010, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $49.7 million, of which $11.3 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $10.7 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.4 billion during the six months ended June 30, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively, and our credit hedge funds received return of capital requests, including affiliates, for $0.3 billion during the six months ended June 30, 2010 and for $1.5 billion and $1.5 billion during the years ended December 31, 2009 and 2008, respectively. The return of capital notice dates for our flagship credit hedge fund and for our Fortress Partners Fund had not yet occurred as of June 30, 2010. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or credit PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2010, the cumulative clawback obligation to investors in these funds would be approximately $62.0 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.4 billion during the six months ended June 30, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those credit hedge funds totaled approximately $0.3 billion for the six months ended June 30, 2010 and $1.5 billion and $1.5 billion for the 2009 and 2008 notice dates, respectively. The return of capital notice dates for our flagship credit hedge fund and for our Fortress Partners Fund had not yet occurred as of June 30, 2010.

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

During 2008, market conditions negatively affected the hedge fund industry. Challenging market conditions made it difficult to produce positive returns, and a significant number of hedge funds posted negative results during that period. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, prompted relatively high levels of investor redemptions at a time when many funds may not have had sufficient liquidity to satisfy some or all of their investor redemption requests. While conditions generally improved during 2009, conditions could deteriorate in the future to levels similar to or worse than the conditions experienced during 2008. Market volatility during the first half of 2010 has increased markedly again.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2010, we had 464,884,069 outstanding Class A shares on a fully diluted basis, including 12,145,051 resulting from vested equity compensation, 47,138,673 restricted Class A share units granted to employees and affiliates (net of forfeitures), 426,669 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 60,158,160 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2010, and became eligible for resale by the holders, with a similar amount vesting on each of the three succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2010, the number of shares reserved for issuance pursuant to this calculation increased by 4,868,553 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Our principals directly own an aggregate of 300,273,852 Fortress Operating Group units and also own an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

August 9, 2010

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 9, 2010

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

August 9, 2010