Form 10-Q
period 2010-09-30
Fortress Investment Group LLC
filed 2010-11-08
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Class A Shares: 168,916,882 outstanding as of November 3, 2010.

Class B Shares: 300,273,852 outstanding as of November 3, 2010.

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

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Cash and cash equivalents	$233,724	$197,099
Due from affiliates	148,069	64,511
Investments	907,456	867,215
Deferred tax asset	459,015	440,639
Other assets	117,736	90,803

	$1,866,000	$1,660,267

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$184,898	$131,134
Due to affiliates	341,516	345,976
Deferred incentive income	252,885	160,097
Debt obligations payable	355,900	397,825
Other liabilities	76,729	25,921

	1,211,928	1,060,953

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 168,916,882 and 145,701,622 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 300,273,852 and 307,773,852 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Paid-in capital	1,362,359	1,029,536
Retained earnings (accumulated deficit)	(1,039,184)	(767,994)
Accumulated other comprehensive income (loss)	(2,015)	(325)

Total Fortress shareholders’ equity	321,160	261,217
Principals’ and others’ interests in equity of consolidated subsidiaries	332,912	338,097

Total equity	654,072	599,314

	$1,866,000	$1,660,267

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Management fees: affiliates	$107,752	$106,926	$327,182	$321,003
Management fees: non-affiliates	8,628	1,748	17,513	3,522
Incentive income: affiliates	7,487	7,638	53,892	14,596
Incentive income: non-affiliates	371	279	8,679	1,264
Expense reimbursements from affiliates	36,745	24,952	100,606	58,660
Other revenues (affiliate portion disclosed in Note 6)	1,242	2,140	5,871	6,021

	162,225	143,683	513,743	405,066

Expenses
Interest expense	3,549	4,451	11,043	20,242
Compensation and benefits	184,107	132,033	523,029	354,725
Principals agreement compensation	239,975	239,975	712,101	712,101
General, administrative and other	26,620	18,461	71,970	56,680
Depreciation and amortization	3,361	2,719	9,337	8,121

	457,612	397,639	1,327,480	1,151,869

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	2,025	20,189	(10,360)	37,157
Tax receivable agreement liability adjustment	—	—	1,317	(55)
Earnings (losses) from equity method investees	16,941	40,345	42,972	56,553

	18,966	60,534	33,929	93,655

Income (Loss) Before Income Taxes	(276,421)	(193,422)	(779,808)	(653,148)
Income tax benefit (expense)	4,545	3,116	(4,641)	4,831

Net Income (Loss)	$(271,876)	$(190,306)	$(784,449)	$(648,317)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(177,221)	$(131,704)	$(513,259)	$(477,964)

Net Income (Loss) Attributable to Class A Shareholders	$(94,655)	$(58,602)	$(271,190)	$(170,353)

Dividends declared per Class A share	$—	$—	$—	$—

Earnings Per Class A share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(0.57)	$(0.41)	$(1.70)	$(1.50)

Net income (loss) per Class A share, diluted	$(0.62)	$(0.43)	$(1.75)	$(1.53)

Weighted average number of Class A shares outstanding, basic	168,907,106	143,627,823	163,920,012	118,638,707

Weighted average number of Class A shares outstanding, diluted	469,180,958	454,064,379	466,666,392	430,159,270

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	70,670	70,670
Distributions to principals’ and others’ interests in equity	—	—	(1,068)	—	—	(1,068)	(121,049)	(122,117)
Conversion of Class B to Class A shares	7,500,000	(7,500,000)	7,351	—	(163)	7,188	(7,188)	—
Net deferred tax effects resulting from acquisition of Fortress Operating Group units	—	—	5,951	—	—	5,951	—	5,951
Net deferred tax effects resulting from exchange of Fortress Operating Group units	—	—	6,977	—	—	6,977	—	6,977
Director restricted share grant	210,302	—	194	—	—	194	367	561
Capital increase related to equity-based compensation, net	15,504,958	—	302,380	—	—	302,380	579,103	881,483
Dilution impact of Class A share issuance	—	—	11,038	—	(710)	10,328	(10,328)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(271,190)	—	(271,190)	(513,259)	(784,449)
Foreign currency translation	—	—	—	—	239	239	23	262
Comprehensive income (loss) from equity method investees	—	—	—	—	(1,056)	(1,056)	(3,524)	(4,580)

Total comprehensive income (loss)								(788,767)

Equity - September 30, 2010	168,916,882	300,273,852	$1,362,359	$(1,039,184)	$(2,015)	$321,160	$332,912	$654,072

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

SEPTEMBER 30, 2010

(dollars in thousands)

	Nine Months Ended September 30
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(784,449)	$(648,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,337	8,121
Other amortization and accretion	2,423	7,988
(Earnings) losses from equity method investees	(42,972)	(56,553)
Distributions of earnings from equity method investees	5,630	2,156
(Gains) losses	10,360	(37,157)
Deferred incentive income	(53,493)	—
Deferred tax (benefit) expense	391	(12,428)
Tax receivable agreement liability adjustment	(1,317)	55
Equity-based compensation	881,200	878,808
Allowance for doubtful accounts	(2,303)	—
Other	(46)	(55)
Cash flows due to changes in
Due from affiliates	(85,937)	(66,712)
Other assets	(5,076)	(8,166)
Accrued compensation and benefits	111,229	(58,861)
Due to affiliates	(9,009)	(18,087)
Deferred incentive income	146,281	—
Other liabilities	36,200	26,548

Net cash provided by (used in) operating activities	218,449	17,340

Cash Flows From Investing Activities
Contributions to equity method investees	(48,857)	(43,322)
Distributions of capital from equity method investees	45,955	28,740
Purchase of fixed assets	(1,574)	(1,972)
Acquisitions, net of cash received	(13,474)	—

Net cash provided by (used in) investing activities	(17,950)	(16,554)

Cash Flows From Financing Activities
Repayments of debt obligations	(41,925)	(317,241)
Payment of deferred financing costs	—	(4,162)
Proceeds from public offering	—	230,000
Costs related to public offering	—	(10,500)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	653	92
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(122,602)	(55,326)

Net cash provided by (used in) financing activities	(163,874)	(157,137)

Net Increase (Decrease) in Cash and Cash Equivalents	36,625	(156,351)
Cash and Cash Equivalents, Beginning of Period	197,099	263,337

Cash and Cash Equivalents, End of Period	$233,724	$106,986

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$9,228	$11,160

Cash paid during the period for income taxes	$7,833	$8,266

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$70,124	$7,976

Investments of receivable amounts into Fortress Funds	$8,127	$—

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$11,821	$—

Distributions declared but not yet paid on other non-controlling interests	$4,898	$—

Contingent consideration in purchase of Logan Circle Partners L.P.	$4,000	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

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

b)	Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

4)	Principal investments in the above described funds.

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation
Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	3	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	5	Relates to potential future tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation
Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non-Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the value of a significant portion of the Principals’ equity in Fortress prior to the Nomura Transaction is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses) from Investments	N/A	The result of asset dispositions or changes in the fair value of assets which are marked to market (primarily the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	5	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Fortress’s reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Private Equity
Private Equity Funds
Management fees - affil.	$36,341	$32,048	$103,313	$108,638
Incentive income - affil.	5,436	—	32,862	—
Castles
Management fees - affil.	11,425	12,358	34,279	35,698
Incentive income - affil.	—	—	—	—
Management fees - non-affil.	579	596	1,953	1,936
Liquid Hedge Funds
Management fees - affil.	16,732	18,566	52,013	61,063
Incentive income - affil.	671	6,431	528	6,575
Management fees - non-affil.	2,879	—	5,883	25
Incentive income - non-affil.	371	—	371	—
Credit Funds
Credit Hedge Funds
Management fees - affil.	32,397	31,815	105,406	89,030
Incentive income - affil.	—	—	(129)	—
Management fees - non-affil.	262	277	1,074	686
Incentive income - non-affil.	—	279	8,308	1,264
Credit PE Funds
Management fees - affil.	10,857	12,139	32,171	26,574
Incentive income - affil.	1,380	1,207	20,631	8,021
Management fees - non-affil.	—	875	—	875
Other (A)
Management fees - non-affil.	4,908	—	8,603	—
Total
Management fees - affil.	$107,752	$106,926	$327,182	$321,003
Management fees - non-affil.	$8,628	$1,748	$17,513	$3,522
Incentive income - affil. (B)	$7,487	$7,638	$53,892	$14,596
Incentive income - non-affil.	$371	$279	$8,679	$1,264

(A)	Related to Logan Circle.

(B)	See “Deferred Incentive Income” below.

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2010 and 2009. If the

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $69.4 million and $1.8 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2010 and 2009, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2010 and 2009, Fortress recognized $20.6 million and $8.0 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds, subject to contingencies, was comprised of the following, on an inception to date basis:

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2009	$503,415	$(343,318)	$160,097	$168,686
Share of income (loss) of Fortress Funds	—	—	—	209,321
Distribution of incentive income	146,281	—	146,281	(146,281)
Recognition of previously deferred incentive income	—	(53,493)	(53,493)	—

Deferred incentive income as of September 30, 2010	$649,696	$(396,811)	$252,885	$231,726

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At September 30, 2010, the net undistributed incentive income is comprised of $315.0 million of gross undistributed incentive income, net of $83.3 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2010 at their net asset values.

(D)	From inception to September 30, 2010, Fortress has paid $174.6 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related employees. If the $315.0 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $116.4 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of September 30, 2010:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (C)	Current Preferred Return Threshold (D)	Gain to Cross Incentive Income Threshold (E)	Undistributed Incentive Income (F)	Distributed Incentive Income (G)	Distributed Incentive Income Subject to Clawback (H)	Gross Intrinsic Clawback (I)	Net Intrinsic Clawback (I)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(798,947)	$25,417	N/A	$—	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J)	Apr-10	1,027,871	(2,744,046)	126,745	1,842,920	—	N/A	11,225	304,204	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,045,345)	297,204	1,368,253	—	N/A	18,441	250,811	49,320	—	—
Fund III (2004)	Jan-15	2,762,993	(1,307,375)	1,464,620	9,002	900,732	891,730	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(90,925)	183,091	368	118,409	118,041	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,640)	2,608,871	(911,050)	1,068,754	1,979,804	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,676)	545,253	(204,767)	231,309	436,076	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,605)	394,209	(320,414)	433,847	754,261	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	147,020	(164,274)	122,419	286,693	—	—	—	—	—
FICO (2006)	Jan-17	724,525	—	(8,510)	(733,035)	248,147	981,182	—	—	—	—	—
FHIF (2006)	Jan-17	1,493,486	(63,154)	1,313,052	(117,280)	445,091	562,371	—	—	—	—	—
Mortgage Opportunities Fund III (2008)	Jun-13	193,861	(39,354)	116,119	(38,388)	—	38,388	—	—	—	—	—

								$29,666	$784,354	$132,670	$83,350	$55,149

PE Funds in Investment Period
Fund V (2007)	Feb-18	$3,613,917	$(2,594)	$2,109,275	$(1,502,048)	$704,502	$2,206,550	$—	$—	$—	$—	$—
Fund V Coinvestment (2007)	Feb-18	936,145	(126)	486,691	(449,328)	202,917	652,245	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(144)	728,817	(253,818)	267,635	521,453	—	—	—	—	—

								$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,656)	$254,243	$32,574	$66,233	$33,659	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	270,783	(50,548)	250,508	30,273	54,292	24,019	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	334,665	(76,224)	324,922	66,481	—	N/A	10,447	1,983	—	—	—
LDVF Patent Fund (2007)	Nov-27	39,294	(9,631)	51,126	21,463	—	N/A	1,480	484	—	—	—
Real Assets Fund (2007)	Jun-17	$353,671	$(131,791)	$269,330	$47,450	$—	N/A	6,113	1,316	—	—	—

								$18,040	$4,195	$—	$—	$—

Credit PE Funds in Investment Period
Assets Overflow Fund (2008)	May-18	$90,500	$(57,070)	$51,643	$18,213	$—	N/A	$1,155	$662	$—	$—	$—
Credit Opportunities Fund (2008)	Oct-20	3,890,474	(3,503,137)	1,666,204	1,278,867	—	N/A	131,200	122,172	87,997	—	—
FTS SIP L.P. (2008)	Oct-18	850,294	(728,519)	389,650	267,875	—	N/A	16,420	37,044	32,218	—	—
Credit Opportunities Fund II (2009)	Jul-22	731,606	(33,057)	751,521	52,972	—	N/A	10,767	—	—	—	—
Net Lease Fund I (2010)	Jan-23	30,529	(1,175)	32,567	3,213	—	N/A	636	—	—	—	—
FCO MA LSS (2010)	Jun-24	48,635	(334)	50,330	2,029	—	N/A	399	—	—	—	—
FCO MA II (2010)	Jun-22	120,281	(327)	127,469	7,515	—	N/A	1,429	—	—	—	—
Japan Opportunity Fund (2009)	Jun-19	497,558	(187,219)	400,554	90,215	—	N/A	18,988	—	—	—	—

								$180,994	$159,878	$120,215	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (K)	Gain to Cross Incentive Income Threshold (L)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (M)	Undistributed Incentive Income (N)	Year to date Incentive Income Crystallized (O)
Liquid Hedge Funds
Macro Funds (P)
Main fund investments	$2,241,687	$784	96.5%	$16,519	$1,193
Sidepocket investments (Q)	101,036	60,181	N/A	347	—
Sidepocket investments - redeemers (R)	217,490	118,123	N/A	987	—
Managed accounts	600,747	—	100.0%	7,279	—
Fortress Commodities Funds (S)
Main fund investments	888,589	25,352	15.4%	216	1
Managed accounts	172,680	2,878	64.3%	—	371
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$2,866,287	$—	100.0%	$41,386	$—
Sidepocket investments (Q)	153,389	1,947	N/A	3,285	—
Sidepocket investments - redeemers (R)	217,852	68,404	N/A	228	—
Main fund investments (liquidating) (T)	1,705,698	219,103	61.8%	11,550	—
Managed accounts	40,416	5,875	0.0%	—	265
Fortress Partners Funds (S)
Main fund investments	210,401	60,916	35.2%	1,486	—
Sidepocket investments (Q)	101,070	22,499	N/A	389	—
Worden Funds
Main fund investments	140,204	—	100.0%	2,704	—

(A)	Vintage represents the year in which the fund was formed.

(B)	Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)	Represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below). The aggregate “NAV deficit,” net of surpluses, of the private equity funds was $1.5 billion as of period end.

(D)	Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.

(E)	Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).

(F)	Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.

(G)	Represents the amount of incentive income previously received from the fund since inception.

(H)	Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).

(I)	Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2010, Fortress held $41.9 million of such amounts on behalf of employees related to all of the private equity funds.

(J)	Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

(K)	Represents the portion of a fund’s NAV that is eligible to earn incentive income.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value.

(M)	Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold varies, and may vary significantly. This percentage represents the performance of only the main fund investments relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote Q below.

(N)	Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.

(O)	Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.

(P)	Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at September 30, 2010, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(Q)	Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2010, the undistributed incentive income from the Macro main fund would be decreased by approximately $1.2 million.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).

(S)	Includes onshore and offshore funds.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

Private Equity Funds and Credit PE Funds

During the nine months ended September 30, 2010, Fortress formed new private equity funds or credit PE funds which had capital commitments as follows as of September 30, 2010 (based on September 30, 2010 foreign exchanges rates):

Fortress’s commitments	$18,914
Fortress’s affiliates’ commitments	23,700
Third party investors’ commitments	656,429

Total capital commitments	$699,043

Liquid Hedge Funds and Credit Hedge Funds

During the nine months ended September 30, 2010, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2010:

	Liquid	Credit
Fortress	$—	$220
Fortress’s affiliates	—	—
Third party investors	—	140,204

Total NAV (A)	$—	$140,424

(A)	Or other fee paying basis, as applicable.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds		Credit Hedge Funds
Nine Months Ended September 30,	Redemption Notices Received	Redemptions Paid During the Period	Redemption Notices Received	Redemptions Paid During the Period
2010	$692,730	$1,450,098	$789,619	$1,055,462
2009	$1,427,563	$4,159,798	$1,548,060	$423,319

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

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

The goodwill and other intangible assets have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. The contingent consideration is measured at fair value with changes in fair value being recorded as a gain (loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 3). During the period from April 16, 2010 through September 30, 2010, the fair value of the contingent consideration decreased by approximately $28,000, which is recorded in Gains (Losses).

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

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan”). The Logan Circle Comp Plan is further described in Note 7. From the date of acquisition through September 30, 2010, Logan Circle generated approximately $9 million of revenues (primarily management fees from non-affiliates, recorded in Other Revenues) and $(9) million of net (loss). This net (loss) does not include the above referenced change in fair value of the contingent consideration, but does include approximately $4 million of allocated corporate overhead.

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

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

3. INVESTMENTS

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2010	December 31, 2009
Equity method investees	$855,748	$809,757
Equity method investees, held at fair value	50,761	56,710

Total equity method investments	906,509	866,467
Options in equity method investees	947	748

Total investments	$907,456	$867,215

Gains (losses) from investments can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net realized gains (losses)	$(637)	$(408)	$(292)	$(1,180)
Net realized gains (losses) from affiliate investments	581	315	(601)	301
Net unrealized gains (losses)	(3,116)	—	(3,753)	—
Net unrealized gains (losses) from affiliate investments	5,197	20,282	(5,714)	38,036

Total gains (losses) from investments	$2,025	$20,189	$(10,360)	$37,157

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)		Fortress’s Equity in Net Income (Loss)
	September 30,	December 31,	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2010	2009	2010	2009	2010	2009
Private equity funds, excluding NIH (A)	$539,865	$506,383	$4,326	$22,197	$21,012	$18,366
NIH	1,867	2,486	388	300	207	144
Newcastle (B)	3,180	2,144	N/A	N/A	N/A	N/A
Eurocastle (B)	2,238	2,616	N/A	N/A	N/A	N/A

Total private equity	547,150	513,629	4,714	22,497	21,219	18,510
Liquid hedge funds	12,480	12,296	245	1,285	266	3,254
Credit hedge funds	224,275	220,511	9,603	11,299	20,958	25,641
Credit PE funds	117,157	115,896	2,399	5,307	(1,537)	8,806
Other	5,447	4,135	(20)	(43)	2,066	342

	$906,509	$866,467	$16,941	$40,345	$42,972	$56,553

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2010
	Private Equity			Liquid	Credit
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$2,486	$506,383	$4,760	$12,296	$220,511	$115,896	$4,135	$866,467
Earnings from equity method investees	207	21,012	N/A	266	20,958	(1,537)	2,066	42,972
Other comprehensive income from equity method investees	(15)	—	N/A	—	—	(4,838)	—	(4,853)
Contributions to equity method investees	—	21,728	—	10,295	1,034	37,995	466	71,518
Distributions of earnings from equity method investees	(207)	(55)	N/A	(174)	(14)	(4,465)	(715)	(5,630)
Distributions of capital from equity method investees	(604)	(2,596)	N/A	(10,203)	(18,214)	(25,898)	(505)	(58,020)

Total distributions from equity method investees	(811)	(2,651)	N/A	(10,377)	(18,228)	(30,363)	(1,220)	(63,650)

Mark to fair value - during period (C)	N/A	(3,699)	836	N/A	N/A	N/A	N/A	(2,863)
Translation adjustment	—	(2,908)	(178)	—	—	4	—	(3,082)

Investment, ending	$1,867	$539,865	$5,418	$12,480	$224,275	$117,157	$5,447	$906,509

Ending balance of undistributed earnings	$—	$126	N/A	$12	$7,238	$3,234	$1,661	$12,271

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company).

(B)	Fortress elected to record these investments, as well as its direct investment in GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)	Recorded to Gains (Losses).

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

	Private Equity Funds excluding NIH
	September 30, 2010	December 31, 2009
Assets	$11,637,348	$10,993,214
Debt	(490,651)	(705,432)
Other liabilities	(213,376)	(275,702)

Equity	$10,933,321	$10,012,080

Fortress’s Investment (A)	$539,865	$506,383

Ownership (B)	4.9%	5.1%

	Nine Months Ended September 30,
	2010	2009
Revenues and gains (losses) on investments	$705,106	$1,864,675
Expenses	(172,722)	(188,682)

Net Income (Loss)	$532,384	$1,675,993

Fortress’s equity in net income (loss)	$21,012	$18,366

(A)	Includes Fortress’s direct investment in GAGFAH (XETRA:GFJ) common stock (a private equity portfolio company). GAGFAH’s summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Assets	$5,719,045	$9,641,111	$12,106,558	$11,048,076	$5,859,279	$6,243,776
Debt	—	—	(3,838,424)	(2,938,213)	(593,143)	(1,767,331)
Other liabilities	(1,899,355)	(6,187,965)	(654,860)	(667,604)	(255,180)	(95,807)
Non-controlling interest	—	—	(9,320)	(16,600)	(2,713)	(153,016)

Equity	$3,819,690	$3,453,146	$7,603,954	$7,425,659	$5,008,243	$4,227,622

Fortress’s Investment	$12,480	$12,296	$224,275	$220,511	$117,157	$115,896

Ownership (A)	0.3%	0.4%	2.9%	3.0%	2.3%	2.7%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Revenues and gains (losses) on investments	$242,814	$899,569	$1,170,760	$1,307,348	$871,615	$1,559,414
Expenses	(104,125)	(130,254)	(224,101)	(216,459)	(214,131)	(98,119)

Net Income (Loss)	$138,689	$769,315	$946,659	$1,090,889	$657,484	$1,461,295

Fortress’s equity in net income (loss)	$266	$3,254	$20,958	$25,641	$(1,537)	$8,806

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended June 30, 2010 and 2009, respectively) and two entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the nine months ended September 30, 2010 which caused a change in Fortress’s accounting, except as described below.

The following table sets forth certain information as of September 30, 2010 regarding entities formed during the nine months ended September 30, 2010 that were determined to be VIEs in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit Hedge Funds	$152,719	$6,018	$294	(C) (D)
Credit PE Funds	$280,325	$189,314	$728	(C)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of September 30, 2010, $189.3 million represent financial borrowings which have weighted average maturities of 0.2 years for the credit PE funds.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in the funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from these entities.

(C)	Fortress is not the primary beneficiary of these entities, which represent investing vehicles and master funds, because the related funds and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	Fortress’s investment includes $74,000 and $16,000 of other receivables from the credit hedge funds and credit PE funds, respectively.

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

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The following table sets forth certain information regarding VIEs in which Fortress held a variable interest. The September 30, 2010 amounts presented below include VIEs formed during the period (as shown in the immediately preceding table) in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	September 30, 2010			December 31, 2009
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$335,766	$192,266	$2,130	$352,787	$197,791	$2,740	(C) (D)
Castles	10,581,680	10,538,557	18,464	11,150,750	12,066,365	13,335	(C) (D)
Liquid Hedge Funds	4,604,576	1,741,280	3,940	7,773,895	5,090,344	7,170	(C) (D)
Credit Hedge Funds	2,415,765	153,509	14,738	2,153,220	598,216	3,132	(C) (D)
Credit PE Funds	550,589	189,314	1,254	268,919	5,300	3,710	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of September 30, 2010, $192.3 million, $9,891.5 million, $118.0 million and $189.3 million represent financial borrowings which have weighted average maturities of 0.6, 3.7, 2.5, and 0.2 years for the private equity funds, Castles, credit hedge funds and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2009, $197.8 million, $11,438.7 million, $551.4 million, and $5.3 million represent financial borrowings which have weighted average maturities of 1.4, 4.5, 3.2, and 0.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these funds than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	As of September 30, 2010, Fortress’s investment includes $7.7 million, $12.1 million, and $0.2 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $0.7 million in incentive income receivable from the liquid hedge funds. As of September 30, 2010, Fortress’s investment also includes $0.2 million, $4.4 million, $1.4 million and $1.2 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment includes $4.1 million, $0.5 million, and $1.0 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $3.7 million and $0.9 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment also includes $0.2 million, $3.7 million, $1.5 million, $0.6 million and $0.7 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated $0.9 million at September 30, 2010.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. Historically, Fortress has provided temporary advances to FCF as a result of certain funds having insufficient current liquidity to make their required reimbursements on a timely basis; these advances were deemed fully collectable. In March 2010, Fortress determined it would make advances to FCF related to a fund from which reimbursement was subject to significant uncertainty. Management determined that these advances would represent the provision of financial support to FCF. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of September 30, 2010, FCF’s gross assets were approximately $36.2 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $13.5 million at September 30, 2010, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	September 30, 2010	December 31, 2009
Assets
Newcastle and Eurocastle common shares	$3,536	$2,662	Level 1 - Quoted prices in active markets for identical assets
GAGFAH common shares	$45,343	$51,950	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,882	$2,098	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option
Newcastle and Eurocastle options	$947	$748	Level 2 - Lattice-based option valuation models using significant observable inputs
Liabilities
Logan Circle Contingent Consideration	$3,972	$—	Level 3 - Internal model using significant unobservable inputs
Derivatives	$3,753	$—	Level 2 - See below

(A)	The debt bears interest at 20% per annum and is perpetual, but ECT may redeem the securities after June 2011 at a premium of 20%. As of September 30, 2010, it had a face amount of €1.2 million ($1.6 million) and was convertible into ECT common shares at €0.30 per share. The fair value was determined using the market value approach.

Fortress’s interests in instruments measured at fair value using Level 3 inputs changed during the nine months ended September 30, 2010 as follows:

	Assets	Liabilities
Balance at December 31, 2009	$2,098	$—
Total gains (losses) included in net income (including foreign currency translation)	(216)	28
Issuance of Logan Circle contingent consideration (Note 2)	—	(4,000)

Balance at September 30, 2010	$1,882	$(3,972)

See Note 4 regarding the fair value of Fortress’s outstanding debt.

Derivatives

Fortress is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Fortress using derivative instruments is foreign currency risk. Fortress enters into foreign exchange forward contracts to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets. Foreign exchange forward contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Fortress entered into four foreign exchange forward contracts in June 2010 which were not designated as hedges for accounting purposes. Gains and losses on these contracts are reported currently in Gains (Losses).

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Fortress’s derivatives are recorded as follows:

	Balance Sheet Location	Fair Value September 30, 2010	Notional Amount September 30, 2010	Gains/(Losses) Nine Months Ended September 30, 2010	Maturity Date
Foreign Exchange forward contracts (not designated as hedges)	Other Liabilities	($3,753)	€20,000	($4,284)	June 2011

The counterparty on this derivative is Citibank N.A.

4. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					September 30, 2010
	Face Amount and				Weighted	Weighted
	Carrying Value			Final	Average	Average
	September 30,	December 31,	Contractual	Stated	Funding	Maturity
Debt Obligation	2010	2009	Interest Rate	Maturity	Cost (A)	(Years)
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 2.50% (D)	May 2012	—	—
Term loan	350,000	350,000	LIBOR + 2.50%	May 2012	3.53%	1.42
Delayed term loan (C)	5,900	47,825	LIBOR + 2.50%	May 2012	2.97%	0.04

Total	$355,900	$397,825			3.52%	1.40

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.25%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $65.7 million was undrawn on the revolving debt facility as of September 30, 2010. The revolving debt facility includes a $25 million letter of credit subfacility of which $9.3 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its pro rata portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.5 million of the undrawn amount was available.

(D)	Subject to unused commitment fees of 0.50% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was approximately equal to its face amount at September 30, 2010.

Fortress was in compliance with all of its debt covenants as of September 30, 2010. The following table sets forth the financial covenant requirements as of September 30, 2010 (dollars in millions).

	September 30, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥$	20,000	$43,992	(A	)
Consolidated Leverage Ratio	≤	3.50	1.10	(B	)
Required Investment Assets	≥$	378	$1,018	(C	)
Fortress Fund Investments	≥$	151	$683	(C	)
Total Investments	≥$	227	$844	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

In October 2010, Fortress entered into a new credit agreement and repaid its existing credit agreement in full (Note 11).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

5. INCOME TAXES AND TAX RELATED PAYMENTS

For the nine months ended September 30, 2010, an estimated annual effective tax rate of (1.74)% was used to compute the tax provision. Fortress incurred a loss before income taxes for financial reporting purposes, after deducting the compensation expense arising from the Principals’ forfeiture agreement. However, this compensation expense is not deductible for income tax purposes. Also, a portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current
Federal income tax expense (benefit)	$(3,134)	$(232)	$(505)	$387
Foreign income tax expense (benefit)	631	433	1,723	1,424
State and local income tax expense (benefit)	6	1,951	3,032	5,786

	(2,497)	2,152	4,250	7,597

Deferred
Federal income tax expense (benefit)	(3,047)	(1,956)	(2,518)	(5,227)
Foreign income tax expense (benefit)	14	(127)	45	219
State and local income tax expense (benefit)	985	(3,185)	2,864	(7,420)

	(2,048)	(5,268)	391	(12,428)

Total expense (benefit)	$(4,545)	$(3,116)	$4,641	$(4,831)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2010	December 31, 2009
Total deferred tax assets	$565,487	$545,253
Valuation allowance	(106,472)	(104,614)

Net deferred tax assets	$459,015	$440,639

Total deferred tax liabilities (A)	$535	$456

(A)	Included in Other Liabilities

For the nine months ended September 30, 2010, a deferred income tax benefit of $1.0 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.7 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 7), which are currently deductible for income tax purposes.

The exchange by the principals of Fortress Operating Group units and Class B shares for Class A shares during the second quarter (as described in Note 8) increased FIG Corp’s ownership percentage in the underlying Fortress Operating Group entities. As a result of the increased ownership, the deferred tax asset was increased by $7.2 million with an offsetting increase of $2.8 million to the valuation allowance. In addition, the deferred tax asset was increased by $8.2 million related to a step-up in tax basis due to the share exchange which will result in additional tax deductions, while the liability for the tax receivable agreement was increased by $5.7 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, as well as a $6.0 million increase to the deferred tax asset relating to the vesting of RSUs, also increased paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2010, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $11.8 million.

In April 2010, $14.7 million was paid out under the tax receivable agreement related to prior periods.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
September 30, 2010
Management fees and incentive income (A)	$59,170	$7,653	$723	$14,762	$11,392	$—	$93,700
Expense reimbursements (A)	1,046	3,196	2,077	7,851	3,258	—	17,428
Expense reimbursements - FCF (B)	34,489	—	—	—	—	—	34,489
Dividends and distributions	—	—	—	—	—	—	—
Other	78	432	—	—	2	1,940	2,452

Total	$94,783	$11,281	$2,800	$22,613	$14,652	$1,940	$148,069

	Private Equity			Credit
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2009
Management fees and incentive income (C)	$17,116	$4,087	$7,557	$4,038	$11,200	$—	$43,998
Expense reimbursements (C)	5,471	3,750	1,802	4,752	3,010	—	18,785
Dividends and distributions	—	—	—	—	—	—	—
Other	88	179	—	—	1	1,460	1,728

Total	$22,675	$8,016	$9,359	$8,790	$14,211	$1,460	$64,511

(A)	Net of allowances for uncollectable management fees and expense reimbursements of $11.5 million and $1.2 million, respectively.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

(C)	Net of allowances for uncollectable management fees and expense reimbursements of $13.8 million and $0.8 million, respectively.

As of September 30, 2010, amounts due from Fortress Funds recorded in Due from Affiliates included $59.0 million of past due management fees, excluding $11.6 million which has been subordinated to other liabilities of the related fund and has been fully reserved by Fortress, and $12.6 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved fees will ultimately be collectable as the NAV’s of the respective funds exceed the amounts owed.

Due to affiliates was comprised of the following:

	September 30, 2010	December 31, 2009
Principals
- Tax receivable agreement - Note 5	$316,305	$326,467
- Distributions payable on Fortress Operating Group units	11,821	16,552
- Distributions payable on other non-controlling interests	4,898	—
Other	8,492	2,957

	$341,516	$345,976

Other Related Party Transactions

For the nine months ended September 30, 2010 and 2009, Other Revenues included approximately $5.1 million and $5.0 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the nine months ended September 30, 2010 and 2009, these expenses, mainly related to subscriptions to market data services, approximated $12.6 million and $12.5 million, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

In February 2010, two employees terminated their employment at Fortress in order to form their own management company. Effective April 1, 2010, a subsidiary of Fortress entered into a sub-advisory agreement with them and their management company for the purpose of continuing to have them advise on an existing portfolio of illiquid investments in emerging markets on which they previously worked while they were employees. Pursuant to the terms of the agreement, the subsidiary will pay their management company an annual advisory fee and pay them a percentage of realized net proceeds from certain of such investments. As part of the agreement, the former employees have agreed to notify Fortress about certain investment opportunities in which they are involved. Through September 30, 2010, such payments have aggregated $1.1 million.

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

This balance sheet caption was comprised of the following:

	September 30, 2010	December 31, 2009
Principals’ Fortress Operating Group units	$290,612	$301,469
Employee interests in majority owned and controlled fund advisor and general partner entities	40,991	35,789
Other	1,309	839

Total	$332,912	$338,097

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Principals’ Fortress Operating Group units	$(179,768)	$(133,712)	$(520,543)	$(482,261)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,554	2,013	6,800	4,234
Other	(7)	(5)	484	63

Total	$(177,221)	$(131,704)	$(513,259)	$(477,964)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Fortress	$(94,655)	$(58,602)	$(271,190)	$(170,353)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals	—	4,100	7,188	4,100
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	2,795	—	10,328	—
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	—	—	(144,572)

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(91,860)	$(54,502)	$(253,674)	$(310,825)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Equity-based compensation, per below	$57,070	$60,883	$169,100	$166,707
Profit-sharing expense, per below	32,286	8,949	111,720	20,798
Discretionary bonuses	54,932	31,396	133,611	77,545
Other payroll, taxes and benefits	39,819	30,805	108,598	89,675

	$184,107	$132,033	$523,029	$354,725

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares Issued to Directors		RPUs
	Employees		Non-Employees				Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75
Issued	8,630,101	4.59	1,004,551	4.70	210,302	3.50	—	—
Converted to Class A shares	(14,408,930)	13.71	(938,390)	13.40	—	—	—	—
Transfers (C)	5,345,717	12.50	(5,345,717)	12.50	—	—	—	—
Forfeited	(1,875,052)	12.65	(212,555)	8.42	—	—	—	—

Outstanding as of September 30, 2010 (B)	42,633,647	$12.69	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expense incurred (B)
Employee RSUs	$32,241	$29,431	$94,004	$78,696
Non-Employee RSUs	119	6,607	1,934	14,577
Restricted Shares	164	299	325	596
LTIP	1,733	1,733	5,143	5,143
RPUs	22,813	22,813	67,694	67,695

Total equity-based compensation expense	$57,070	$60,883	$169,100	$166,707

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of September 30, 2010 for awards granted to non-employees was $3.59, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards of $493 million, with a weighted average recognition period of 2.45 years. This does not include contingent amounts or amounts related to the Principals Agreement.

(C)	Relates to FCF employees who became employees of Fortress (see Note 3).

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

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan (see Note 2). The Logan Circle Comp Plan provides for annual bonuses to a senior employee which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees, including this senior employee, in the years 2015, 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed in the year to which they pertain based on the estimated value of awards expected to vest in that year. No equity-based compensation expense relating to the Logan Circle Comp Plan has been recorded to date.

In September 2010, based on actual forfeitures experienced to date and their impact on management’s expectations, Fortress’s forfeiture assumptions for dividend-paying RSU awards granted prior to 2010 and non-dividend paying RSU awards granted prior to 2010 and during 2010 were changed to 24%, 43% and 17%, from 30%, 39% and 12% as of June 30, 2010, respectively. The forfeiture assumptions for dividend-paying and non-dividend paying RSU awards were 26% and 35%, respectively, as of December 31, 2009.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Private equity funds (A)	$2,010	$—	$2,010	$(15)
Castles (A)	—	(55)	—	(192)
Liquid hedge funds	4,927	6,723	8,773	12,173
Credit hedge funds	20,300	1,646	28,494	4,603
Credit PE funds	5,049	635	72,443	4,229

Total	$32,286	$8,949	$111,720	$20,798

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	166,657,562	166,657,562	158,130,022	158,130,022
Fully vested restricted Class A share units with dividend equivalent rights	2,024,800	2,024,800	5,632,820	5,632,820
Fully vested restricted Class A shares	224,744	224,744	157,170	157,170
Fortress Operating Group units exchangeable into Class A shares (1)	—	300,273,852	—	302,746,380
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	168,907,106	469,180,958	163,920,012	466,666,392

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(94,655)	$(94,655)	$(271,190)	$(271,190)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,487)	(1,487)	(8,195)	(8,195)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(193,716)	—	(537,696)

Net income (loss) available to Class A shareholders	$(96,142)	$(289,858)	$(279,385)	$(817,081)

Weighted average shares outstanding	168,907,106	469,180,958	163,920,012	466,666,392

Basic and diluted net income (loss) per Class A share	$(0.57)	$(0.62)	$(1.70)	$(1.75)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	142,369,630	142,369,630	117,408,542	117,408,542
Fully vested restricted Class A share units with dividend equivalent rights	1,158,673	1,158,673	1,137,275	1,137,275
Fully vested restricted Class A shares	99,520	99,520	92,890	92,890
Fortress Operating Group units exchangeable into Class A shares (1)	—	310,436,556	—	311,520,563
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—

Total weighted average shares outstanding	143,627,823	454,064,379	118,638,707	430,159,270

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(58,602)	$(58,602)	$(170,353)	$(170,353)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(855)	(855)	(7,318)	(7,318)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(135,087)	—	(479,890)

Net income (loss) available to Class A shareholders	$(59,457)	$(194,544)	$(177,671)	$(657,561)

Weighted average shares outstanding	143,627,823	454,064,379	118,638,707	430,159,270

Basic and diluted net income (loss) per Class A share	$(0.41)	$(0.43)	$(1.50)	$(1.53)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net loss incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended September 30		Nine Months Ended September 30,
	2010	2009	2010	2009
Share Units	24,528,522	25,932,813	26,554,051	24,964,718

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Class A shares (public shareholders)	166,657,562	142,369,630	158,130,022	117,408,542
Restricted Class A shares (directors)	426,669	183,173	310,168	138,999
Restricted Class A share units (employees) (A)	2,024,800	1,158,673	5,632,820	1,137,275
Restricted Class A share units (employees) (B)	18,992,319	25,480,488	19,474,536	23,794,771
Fortress Operating Group units (Principals)	300,273,852	310,436,556	302,746,380	311,520,563
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000	31,000,000	31,000,000

Total	519,375,202	510,628,520	517,293,926	485,000,150

	As of September 30, 2010	As of December 31, 2009
Class A shares (public shareholders)	168,490,213	145,485,255
Restricted Class A shares (directors)	426,669	216,367
Restricted Class A share units (employees) (A)	1,104,560	1,174,117
Restricted Class A share units (employees) (B)	18,634,606	25,218,073
Fortress Operating Group units (Principals)	300,273,852	307,773,852
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000

Total	519,929,900	510,867,664

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Dividends and distributions during the nine months ended September 30, 2010 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	9,442	41,582	9,856	51,438
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	951	3,273	1,965	5,238

Total distributions	$10,393	$44,855	$11,821	$56,676

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the Principals and RPU holders. In the fourth quarter of 2009, Fortress declared $16.6 million of such distributions of which $10.4 million were paid, as reflected in the table, and $6.2 million were not paid as a result of a change in tax estimates.

The following table summarizes our comprehensive income (loss) (net of taxes) for the nine months ended September 30, 2009:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(170,353)	$(477,964)	$(648,317)
Foreign currency translation	282	979	1,261
Comprehensive income (loss) from equity method investees	(13)	(486)	(499)

Total comprehensive income (loss)	$(170,084)	$(477,471)	$(647,555)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2009.

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $113.4 million as of September 30, 2010. These commitments can be drawn by the funds on demand.

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

October 1 to December 31, 2010	$5,030
2011	17,771
2012	17,914
2013	16,963
2014	15,806
2015	14,837
Thereafter	14,751

Total	$103,072

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Rent expense recognized on a straight-line basis during the nine months ended September 30, 2010 and 2009 was $16.7 million and $14.4 million, respectively, and was included in General, Administrative and Other Expense.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2010, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

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

(iv)	the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above, and

(v)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling item in (i)(b) above.

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from the following private equity and credit PE funds, which are subject to contingent clawback, as of September 30, 2010:

Fund	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year-End Inception- to-Date Net DE Reserve	Current Year- to-Date Gross DE Reserve	Current Year- to-Date Net DE Reserve	Inception- to-Date Net DE Reserve	Notes
Fund I	N/A	N/A	$—	$—	$—	$—	(B	)
Fund II - A	N/A	N/A	—	—	—	—	(B	)
Fund II - B	$6,324	8 Quarters	8,520	—	—	8,520	(C	)
Fund III	45,108	11 Quarters	45,108	—	—	45,108	(D	)
FRID	10,041	13 Quarters	10,041	—	—	10,041	(D	)
Credit Opportunities Fund	N/A	N/A	—	—	—	—	(B	)
FTS SIP L.P.	N/A	N/A	—	—	—	—	(B	)

Total	$61,473		$63,669	$—	$—	$63,669

(A)	See Note 2.

(B)	This fund had significant undistributed gains at September 30, 2010. As a result, the CODM determined that no reserve for clawback was required.

(C)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Impairment Determination

During the nine months ended September 30, 2010, Fortress recorded $5.0 million of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. This impairment primarily related to declines in the value of investments that were previously impaired. As of September 30, 2010, Fortress had $0.8 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2010, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $173.1 million, representing unrealized gains.

During the nine months ended September 30, 2010, Fortress did not record any net clawback reserves for DE purposes, as shown above.

Fortress expects aggregate returns on its other private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2010 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $0.8 million.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

September 30, 2010 and the Nine Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$102,705	$35,856	$57,896	$109,280	$32,171	$—	$8,603	$346,511
Incentive income	5,436	—	24,762	53,754	140,845	—	—	224,797

Segment revenues - total	$108,141	$35,856	$82,658	$163,034	$173,016	$—	$8,603	$571,308

Fund management distributable earnings	$79,670	$13,338	$25,706	$47,614	$82,067	$—	$(12,148)	$236,247

Pre-tax distributable earnings	$79,670	$13,338	$25,706	$47,614	$82,067	$10,860	$(12,148)	$247,107

Total segment assets	$94,667	$12,098	$28,825	$66,940	$14,677	$977,696	$572,469	$1,767,372

							(A )

(A)	Unallocated assets include deferred tax assets of $459.0 million.

Nine Months Ended September 30, 2009

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$108,525	$37,260	$61,088	$89,715	$27,449	$—	$—	$324,037
Incentive income	—	—	8,243	1,386	8,022	—	—	17,651

Segment revenues - total	$108,525	$37,260	$69,331	$91,101	$35,471	$—	$—	$341,688

Fund management distributable earnings	$81,856	$16,248	$18,831	$16,112	$15,230	$—	$(10)	$148,267

Pre-tax distributable earnings	$81,856	$16,248	$18,831	$16,112	$15,230	$(23,313)	$(10)	$124,954

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Fund management distributable earnings	$236,247	$148,267
Investment income (loss)	21,730	(3,293)
Interest expense	(10,870)	(20,020)

Pre-tax distributable earnings	247,107	124,954
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(140,845)	$—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	53,493	—
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(5,436)	—
Incentive income from hedge funds, subject to annual performance achievement	(69,438)	(1,791)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	—

	(162,226)	(1,791)
Adjust other income
Distributions of earnings from equity method investees**	(10,922)	(32)
Earnings (losses) from equity method investees**	24,263	26,359
Gains (losses) on options in equity method investees	199	1,323
Gains (losses) on other investments	(9,702)	36,713
Incentive income guarantee	—	—
Impairment of investments (see discussion above)	4,973	34,059
Adjust income from the receipt of options	—	—

	8,811	98,422
Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(169,054)	(166,653)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(169,054)	(166,653)
Adjust mark-to-market of contingent consideration in business combination	28	—
Adjust amortization of intangible assets and impairment of goodwill	(800)	—
Adjust Principals’ equity-based compensation expense	(712,101)	(712,101)
Adjust non-controlling interests related to Fortress Operating Group units	520,543	482,261
Adjust tax receivable agreement liability	1,317	(55)
Adjust income taxes	(4,815)	4,610

Total adjustments	(518,297)	(295,307)
Net Income (Loss) Attributable to Class A Shareholders	(271,190)	(170,353)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(513,259)	(477,964)

Net Income (Loss)	$(784,449)	$(648,317)

**	This adjustment relates to all of the Castles, private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

September 30, 2010
Total segment assets	$1,767,372
Adjust equity investments from cost	113,861
Adjust investments gross of employee portion	54,057
Adjust option investments to intrinsic value	947
Adjust intangible assets to cost	(800)
Accrued incentive income subject to annual performance achievement	(69,437)

Total assets (GAAP)	$1,866,000

Three Months Ended September 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$36,160	$11,878	$19,611	$32,661	$10,857	$—	$4,908	$116,075
Incentive income	5,436	—	20,515	40,234	9,299	—	—	75,484

Segment revenues - total	$41,596	$11,878	$40,126	$72,895	$20,156	$—	$4,908	$191,559

Fund management distributable earnings	$30,239	$4,181	$16,893	$17,989	$7,277	$—	$(5,443)	$71,136

Pre-tax distributable earnings	$30,239	$4,181	$16,893	$17,989	$7,277	$6,540	$(5,443)	$77,676

Three Months Ended September 30, 2009

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$32,010	$12,830	$18,566	$32,091	$13,014	$—	$—	$108,511
Incentive income	—	—	7,996	373	1,208	—	—	9,577

Segment revenues - total	$32,010	$12,830	$26,562	$32,464	$14,222	$—	$—	$118,088

Fund management distributable earnings	$25,000	$5,534	$6,125	$5,741	$8,407	$—	$284	$51,091

Pre-tax distributable earnings	$25,000	$5,534	$6,125	$5,741	$8,407	$5,801	$284	$56,892

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Fund management distributable earnings	$71,136	$51,091
Investment income (loss)	10,036	10,084
Interest expense	(3,496)	(4,283)

Pre-tax distributable earnings	77,676	56,892
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(9,299)	$—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	6,816	—
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(5,436)	—
Incentive income from hedge funds, subject to annual performance achievement	(59,707)	(1,660)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	—

	(67,626)	(1,660)
Adjust other income
Distributions of earnings from equity method investees**	(1,945)	(32)
Earnings (losses) from equity method investees**	7,013	28,277
Gains (losses) on options in equity method investees	95	1,256
Gains (losses) on other investments	1,950	19,026
Incentive income guarantee	—	—
Impairment of investments (see discussion above)	332	1,785
Adjust income from the receipt of options	—	—

	7,445	50,312
Adjust employee compensation
Adjust employee equity-based compensation expense
(including Castle options assigned)	(56,019)	(60,830)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—

	(56,019)	(60,830)
Adjust mark-to-market of contingent consideration in business combination	28	—
Adjust amortization of intangible assets and impairment of goodwill	(441)	—
Adjust Principals’ equity-based compensation expense	(239,975)	(239,975)
Adjust non-controlling interests related to Fortress Operating Group units	179,768	133,712
Adjust tax receivable agreement liability	—	—
Adjust income taxes	4,489	2,947

Total adjustments	(172,331)	(115,494)
Net Income (Loss) Attributable to Class A Shareholders	(94,655)	(58,602)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(177,221)	(131,704)

Net Income (Loss)	$(271,876)	$(190,306)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment revenues	$191,559	$118,088	$571,308	$341,688
Adjust management fees	305	163	(1,816)	488
Adjust incentive income	(67,626)	(1,660)	(162,226)	(1,791)
Adjust income from the receipt of options	—	—	—	—
Adjust other revenues (including expense reimbursements)*	37,987	27,092	106,477	64,681

Total revenues (GAAP)	$162,225	$143,683	$513,743	$405,066

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid Hedge Funds	Credit
	Funds	Castles		Hedge Funds	PE Funds	Unallocated	Total
Three Months Ended September 30,
2010
Depreciation	$450	$92	$358	$795	$217	$1,008	$2,920
Amortization	—	—	—	—	—	441	441

Total	$450	$92	$358	$795	$217	$1,449	$3,361

2009
Depreciation	$284	$136	$386	$796	$253	$864	$2,719
Amortization	—	—	—	—	—	—	—

Total	$284	$136	$386	$796	$253	$864	$2,719

Nine Months Ended September 30,
2010
Depreciation	$1,214	$307	$1,108	$2,441	$637	$2,830	$8,537
Amortization	—	—	—	—	—	800	800

Total	$1,214	$307	$1,108	$2,441	$637	$3,630	$9,337

2009
Depreciation	$852	$436	$1,528	$2,202	$491	$2,612	$8,121
Amortization	—	—	—	—	—	—	—

Total	$852	$436	$1,528	$2,202	$491	$2,612	$8,121

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In October 2010, Fortress entered into a new credit agreement and repaid its existing credit agreement in full. The new credit agreement is collateralized by substantially all of Fortress Operating Group’s assets, rights to fees, and equity interests in the Fortress Funds. The terms of the new credit agreement include: a $280 million term loan facility maturing in October 2015, a $60 million revolving credit facility (including a $25 million letter of credit subfacility) maturing in October 2013, an interest rate generally equal to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.75%), and a commitment fee on undrawn amounts of 0.625% per annum, as well as various other customary fees. None of the revolving credit facility was drawn as of November 3, 2010 and $9.3 million of letters of credit were outstanding as of such date. Additionally, $4.0 million of deferred financing costs related to the prior existing credit agreement were written off to Interest Expense in October 2010 in connection with its repayment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The term loan is subject to mandatory repayments of $2.5 million on each calendar quarter end from December 31, 2010 through September 30, 2011, and $8.75 million on each calendar quarter end from December 31, 2011 through September 30, 2015. In addition, mandatory repayments of 50% of Free Cash Flow of each calendar year, up to a limit, as defined in the new credit agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to October 2012 subject to a Make Whole Payment, as defined in the new credit agreement. Furthermore, Fortress is required to prepay the new credit agreement upon the occurrence of certain events, including certain asset sales and other dispositions. The events of default under the new credit agreement are substantially similar to those under the prior existing credit agreement. The new credit agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the new credit agreement. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined in the new credit agreement) to be less than $25.0 billion as of the end of any calendar month;

•

Permit the Consolidated Leverage Ratio (a measure of outstanding debt compared to EBITDA, as defined in the new credit agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•

Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the new credit agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•

Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA compared to required debt payments, as defined in the new credit agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the new credit agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended, September 30, 2010.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses and the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of September 30, 2010
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$233,221	$503	$—	$233,724
Due from affiliates	148,069	14,643	(14,643)	148,069
Investments	907,456	163,413	(163,413)	907,456
Deferred tax asset	12,221	446,794	—	459,015
Other assets	105,625	12,111	—	117,736

	$1,406,592	$637,464	$(178,056)	$1,866,000

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$184,898	$—	$—	$184,898
Due to affiliates	39,855	316,304	(14,643)	341,516
Deferred incentive income	252,885	—	—	252,885
Debt obligations payable	355,900	—	—	355,900
Other liabilities	76,729	—	—	76,729

	910,267	316,304	(14,643)	1,211,928
Commitments and Contingencies
Equity
Paid-in capital	3,906,664	1,362,359	(3,906,664)	1,362,359
Retained earnings (accumulated deficit)	(3,443,474)	(1,039,184)	3,443,474	(1,039,184)
Accumulated other comprehensive income (loss)	(9,165)	(2,015)	9,165	(2,015)

Total Fortress shareholders’ equity (B)	454,025	321,160	(454,025)	321,160
Principals’ and others’ interests in equity of consolidated subsidiaries	42,300	—	290,612	332,912

Total Equity	496,325	321,160	(163,413)	654,072

	$1,406,592	$637,464	$(178,056)	$1,866,000

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$327,182	$—	$—	$327,182
Management fees: non-affiliates	17,513	—	—	17,513
Incentive income: affiliates	53,892	—	—	53,892
Incentive income: non-affiliates	8,679	—	—	8,679
Expense reimbursements from affiliates	100,606	—	—	100,606
Other revenues	5,874	19	(22)	5,871

	513,746	19	(22)	513,743

Expenses
Interest expense	10,884	181	(22)	11,043
Compensation and benefits	523,029	—	—	523,029
Principals agreement compensation	712,101	—	—	712,101
General, administrative and other	71,969	1	—	71,970
Depreciation and amortization	9,337	—	—	9,337

	1,327,320	182	(22)	1,327,480

Other Income (Loss)
Gains (losses) from investments	(10,360)	—	—	(10,360)
Tax receivable agreement liability adjustment	—	1,317	—	1,317
Earnings (losses) from equity method investees	42,972	(272,078)	272,078	42,972

	32,612	(270,761)	272,078	33,929

Income (Loss) Before Income Taxes	(780,962)	(270,924)	272,078	(779,808)
Income tax benefit (expense)	(4,375)	(266)	—	(4,641)

Net Income (Loss)	$(785,337)	$(271,190)	$272,078	$(784,449)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$7,284	$—	$(520,543)	$(513,259)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(792,621)	$(271,190)	$792,621	$(271,190)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2010
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(785,337)	$(271,190)	$272,078	$(784,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,337	—	—	9,337
Other amortization and accretion	2,423	—	—	2,423
(Earnings) losses from equity method investees	(42,972)	272,078	(272,078)	(42,972)
Distributions of earnings from equity method investees	5,630	—	—	5,630
(Gains) losses	10,360	—	—	10,360
Deferred incentive income	(53,493)	—	—	(53,493)
Deferred tax (benefit) expense	1,232	(841)	—	391
Tax receivable agreement liability adjustment	—	(1,317)	—	(1,317)
Equity-based compensation	881,200	—	—	881,200
Allowance for doubtful accounts	(2,303)	—	—	(2,303)
Other	(46)	—	—	(46)
Cash flows due to changes in
Due from affiliates	(85,937)	(6,389)	6,389	(85,937)
Other assets	(2,489)	(2,587)	—	(5,076)
Accrued compensation and benefits	111,229	—	—	111,229
Due to affiliates	14,604	(17,224)	(6,389)	(9,009)
Deferred incentive income	146,281	—	—	146,281
Other liabilities	36,200	—	—	36,200

Net cash provided by (used in) operating activities	245,919	(27,470)	—	218,449

Cash Flows From Investing Activities
Contributions to equity method investees	(48,857)	(66,956)	66,956	(48,857)
Distributions of capital from equity method investees	45,955	25,766	(25,766)	45,955
Purchase of fixed assets	(1,574)	—	—	(1,574)
Acquisitions, net of cash received	(13,474)	—	—	(13,474)

Net cash provided by (used in) investing activities	(17,950)	(41,190)	41,190	(17,950)

Cash Flows From Financing Activities
Repayments of debt obligations	(41,925)	—	—	(41,925)
Payment of deferred financing costs	—	—	—	—
Issuance (purchase) of Class A shares (RSU settlements)	(66,956)	66,956	—	—
Capital contributions (distributions)	66,956	—	(66,956)	—
Dividends and dividend equivalents paid	(81,963)	—	81,963	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	653	—	—	653
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(66,405)	—	(56,197)	(122,602)

Net cash provided by (used in) financing activities	(189,640)	66,956	(41,190)	(163,874)

Net Increase (Decrease) in Cash and Cash Equivalents	38,329	(1,704)	—	36,625
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099

Cash and Cash Equivalents, End of Period	$233,221	$503	$—	$233,724

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Our Business

Fortress is a leading global investment manager with approximately $44.0 billion in AUM as of September 30, 2010. Fortress offers a range of alternative and traditional investment strategies for institutional and private investors around the world. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of September 30, 2010, we managed alternative assets in three core businesses:

Private Equity  —  a business that manages approximately $14.7 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds  —  a business that manages approximately $4.3 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds – a business that manages approximately $12.7 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $12.3 billion of AUM, as a separate segment until such time as its operations become significant.

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

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments. Logan Circle Partners, L.P. (“Logan Circle” or “Logan Circle Partners”) (see Note 2 to the consolidated financial statements included herein) is initially being reported in the “unallocated” section of our segments until such time as it becomes material to our operations.

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

While market conditions in the United States and abroad have generally improved over the last several quarters, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. Many market participants remain concerned about the health of the financial markets and the financial institutions and countries that participate in these markets. We and other market participants face uncertain conditions, a reduced universe of counterparties (and attendant increased counterparty risk) and continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures. If market conditions remain challenging or deteriorate in the future – particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress or one or more of our funds.

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

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Equity market conditions have shown signs of stabilizing since the second quarter of 2009, and we have been able to successfully access the equity markets in the United States and abroad during 2009 and 2010 (including, for example, our IPOs of Rail America, Seacube Container Leasing Ltd. And Whistler Blackcomb Holdings Inc.). That said, the U.S. and global equity markets remain somewhat volatile, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have improved over the last year, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of our investments, which, in turn, has impacted our management fees, incentive income and investment income as described below. In recent months, such values have rebounded, but have not increased to their historical levels for all investments.

•

The market prices of the investments held by our private equity funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and the first quarter of 2010, but declined somewhat in the last two quarters. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we have successfully executed IPOs of three of our private equity portfolio companies in 2009 and 2010, the overall volume of IPO transactions has continued to be significantly lower than in certain prior years and execution risk for such transactions remains higher. These conditions have made it more difficult to generate positive investment returns.

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

•

Declines in the value of our funds’ investments have impacted our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

•

Our liquid and credit hedge funds received a total of $0.7 billion and $0.8 billion in redemption and return of capital requests, respectively, including affiliates, for the nine months ended September 30, 2010. These redemptions will directly impact the management fees we receive from such funds (which pay management fees of between 1.5% - 2% of AUM). Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009, such returns of capital are generally being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future return of capital requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds. The 2010 return of capital notice date for Fortress’s flagship credit hedge fund occurred in October 2010 and such fund received additional return of capital requests of $0.2 billion prior to that date.

•

In previous periods, we disclosed that the NAVs of most of our investors in our main credit and liquid hedge funds were below their incentive income thresholds (high water marks). As a result of recent improved performance, the incentive income outlook for these funds has substantially improved. See Note 2 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others.

•

During 2008 and 2009, the public company was more focused on preserving capital and liquidity at the public company level than on making investments at the public company level. As market conditions, as well as the company’s liquidity and leverage levels, improved during 2009, the company has renewed efforts to explore making investments at the public company level. On April 16, 2010, the public company closed on the acquisition of Logan Circle for approximately $19 million, with the potential for an additional payment at the end of 2011, contingent on the growth and performance of Logan Circle’s business. Logan Circle is a fixed income asset manager which had approximately $11.4 billion in assets under management at closing.

•	Despite the volatile economic conditions, our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in past years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Although spreads over the past two years have been volatile, they have widened significantly from levels prior to the challenging market conditions. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have recently reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 and 2010 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased - and redemption requests appear to have decreased – relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. In addition, more investors are requesting “managed account” structures rather than direct investments in funds.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 and 2010, we have been able to raise meaningful additional capital in various funds, including newly formed funds.

Market Considerations Summary

While disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if current challenging conditions persist or intensify, or if generally improving conditions in our market reverse.

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Revenues
Management fees: affiliates	$327,182	$321,003	$6,179	$107,752	$106,926	$826
Management fees: non-affiliates	17,513	3,522	13,991	8,628	1,748	6,880
Incentive income: affiliates	53,892	14,596	39,296	7,487	7,638	(151)
Incentive income: non-affiliates	8,679	1,264	7,415	371	279	92
Expense reimbursements from affiliates	100,606	58,660	41,946	36,745	24,952	11,793
Other revenues	5,871	6,021	(150)	1,242	2,140	(898)

	513,743	405,066	108,677	162,225	143,683	18,542

Expenses
Interest expense	11,043	20,242	(9,199)	3,549	4,451	(902)
Compensation and benefits	523,029	354,725	168,304	184,107	132,033	52,074
Principals agreement compensation	712,101	712,101	—	239,975	239,975	—
General, administrative and other expense (including depreciation and amortization)	81,307	64,801	16,506	29,981	21,180	8,801

	1,327,480	1,151,869	175,611	457,612	397,639	59,973

Other Income (Loss)
Gains (losses)	(10,360)	37,157	(47,517)	2,025	20,189	(18,164)
Tax receivable agreement liability adjustment	1,317	(55)	1,372	—	—	—
Earnings (losses) from equity method investees	42,972	56,553	(13,581)	16,941	40,345	(23,404)

	33,929	93,655	(59,726)	18,966	60,534	(41,568)

Income (Loss) Before Income Taxes	(779,808)	(653,148)	(126,660)	(276,421)	(193,422)	(82,999)
Income tax benefit (expense)	(4,641)	4,831	(9,472)	4,545	3,116	1,429

Net Income (Loss)	$(784,449)	$(648,317)	$(136,132)	$(271,876)	$(190,306)	$(81,570)

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of raising new funds, capital acquisitions, and increases in the NAVs of certain funds from new investor capital and retained profits, offset by lower performance in certain funds coupled with redemptions in our hedge funds.

Our AUM has changed for the nine months ended September 30, 2010 as follows (in millions):

	Private Equity			Credit
2010	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds (I)	Logan Circle Partners, L.P.	Total
AUM December 31, 2009	$11,344	$3,232	$4,297	$9,256	$3,347	$—	$31,476
Capital raised (A)	—	—	1,377	205	359	—	1,941
Equity raised	—	2	—	—	—	—	2
Increase in invested capital	48	—	5	3	1,934	—	1,990
Capital acquisitions	—	—	—	—	—	11,448	11,448
Redemptions (B)	—	—	(716)	(63)	—	—	(779)
SPV distributions (C)	—	—	(814)	—	—	—	(814)
RCA distributions (D)	—	—	—	(1,184)	—	—	(1,184)
Return of capital distributions (E)	(167)	—	—	(3)	(1,599)	—	(1,769)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(8)	—	—	—	(8)
Equity buybacks	—	(62)	—	—	—	—	(62)
Net client flows	—	—	—	—	—	117	117
Income (loss) and foreign exchange (H)	395	(99)	152	376	86	724	1,634

AUM September 30, 2010	$11,620	$3,073	$4,293	$8,590	$4,127	$12,289	$43,992

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2010.

(C)	Mainly represents distributions from the Drawbridge Global Macro Fund SPV, which was established to hold the illiquid assets pertaining to investors who gave redemption notices in the fourth quarter of 2008.

(D)	Represents distributions from (i) assets held within redeeming capital accounts (or “RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(E)	Return of capital distributions are based on realization events for private equity and credit PE funds. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.

(F)	The reset date is the date on which a private equity fund or credit PE fund stops paying management fees based on commitments and starts paying such fees based on invested capital, which therefore changes fee paying AUM.

(G)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(I)	As of September 30, 2010, the credit PE funds had approximately $3.0 billion of uncalled capital that will become assets under management when deployed/called.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

					AUM
					September 30,		Returns (B)
Name of Fund	Inception Date		Maturity Date (A)		2010	2009	Inception to September 30, 2010
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A	)	$—	$36	25.8%
Fund II	Jul-02		Feb-13		200	328	36.0%
Fund III	Sep-04		Jan-15		1,315	1,091	0.1%
Fund III Coinvestment	Nov-04		Jan-15		119	146	0.0%
Fund IV	Mar-06		Jan-17		2,330	2,067	(8.4)%
Fund IV Coinvestment	Apr-06		Jan-17		548	482	(8.8)%
Fund V	May-07		Feb-18		3,964	3,961	(C )
Fund V Coinvestment	Jul-07		Feb-18		935	935	(C )
FRID	Mar-05		Apr-15		434	578	(10.9)%
FRIC	Mar-06		May-16		98	109	(15.9)%
FICO	Aug-06		Jan-17		36	46	(100.0)%
FHIF	Dec-06		Jan-17		994	638	(2.4)%
FECI	Jun-07		Feb-18		532	532	(9.1)%

							Returns (B)
							Inception	Nine Months Ended September 30,
							to Date (D)	2010	2009
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13		115	108	(9.0)%	9.7%	14.7%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent		1,102	1,165	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03		Permanent		1,971	2,114	N/A	(3.4)%	(11.7)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		Non-redeemable		408	2,074	9.8%	5.3%	19.5%
Fortress Macro Funds	May-09		Redeemable		2,216	1,544	11.1%	5.8%	6.9%
Fortress Commodities Fund LP	Jan-08		Redeemable		803	865	3.9%	(3.1)%	5.2%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable		97	—	(C )	(C )	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02		PE style redemption		4,361	4,700	9.9%	18.7%	18.2%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02		PE style redemption		625	524	9.9%	20.0%	21.0%
Worden Funds	Jan-10		PE style redemption		140	—	(C )	(C )	N/A
Fortress Partners Fund LP	Jul-06		Redeemable		840	819	0.3%	6.0%	11.4%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable		764	694	1.1%	6.7%	12.5%
Value Recovery Funds and related assets	(G	)	Non-redeemable		1,786	2,751	(F )	(F )	(F )

							Returns (B)
							Inception to September 30, 2010
Credit PE Funds
Credit Opportunities Fund	Jan-08		Oct-20		1,127	1,751	31.9%
Credit Opportunities Fund II	Jul-09		Jul-22		695	50	(C )
FTS SIP LP	Sep-08		Oct-18		321	424	33.2%
FCO MA LSS	May-10		Jun-24		47	—	(C )
FCO MA II	Jun-10		Jun-22		114	—	(C )
Long Dated Value Fund I	Apr-05		Apr-30		201	201	3.0%
Long Dated Value Fund II	Nov-05		Nov-30		204	207	2.7%
Long Dated Value Fund III	Feb-07		Feb-32		243	145	10.6%
LDVF Patent Fund	Nov-07		Nov-27		14	16	17.7%
Real Assets Fund	Jun-07		Jun-17		166	97	9.0%
Assets Overflow Fund	Jul-08		May-18		34	80	(C )
Japan Opportunity Fund	Jun-09		Jun-19		882	380	(C )
Net Lease Fund I	Jan-10		Jan-23		29	—	(C )
Global Opportunities Fund	Sep-10		Sep-20		50	—	(C )

Subtotal - all funds					30,860	31,658
Managed accounts					843	72

Total - Alternative Investment					31,703	31,730
Logan Circle Partners, L.P.					12,289	—

Total (H)					$43,992	$31,730

(A)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. The liquid hedge funds and the Fortress Partners funds are generally redeemable at the option of the fund investors. The Drawbridge Special Opportunity Funds and Worden Fund may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Drawbridge Global Macro Funds and Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 81% of our alternative investment AUM as of September 30, 2010.

(B)	Represents the following:

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

(C)	These funds: had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these years. In some cases, particularly Fund V and Fund V Coinvestment, returns during these periods were significantly negative.

(D)	For liquid hedge funds, credit hedge funds and Mortgage Opportunities Funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	Interim returns for Eurocastle Investment Limited are only reported on a semi-annual basis at June 30 of each calendar year.

(F)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(G)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(H)	In addition to the funds listed, Fortress manages the GAGACQ Coinvestment Fund, NIH, FBIF, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.

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

In determining our segment measure of operations, distributable earnings, we generally recognize private equity style incentive income when gains are realized and hedge fund incentive income based on current returns, and we recognize our employees’ share of this income as compensation expense at the same time. In contrast, GAAP requires that we likewise recognize the compensation when incurred, but we must defer the recognition of the revenue until all contingencies, primarily minimum returns over the lives of the private equity style funds and annual performance requirements of the hedge funds, are resolved – regardless of the probability of such returns being met. As a result, when we have significant PE style realizations or positive returns in our hedge funds, which we regard as positive events, the related incentive income impact improves our segment distributable earnings while reducing our GAAP results for the same period.

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our ending headcount was 824 at September 30, 2009 and 897 at September 30, 2010.

Revenues

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management fees: affiliates	$327,182	$321,003	$6,179	$107,752	$106,926	$826
Management fees: non-affiliates	17,513	3,522	13,991	8,628	1,748	6,880
Incentive income: affiliates	53,892	14,596	39,296	7,487	7,638	(151)
Incentive income: non-affiliates	8,679	1,264	7,415	371	279	92
Expense reimbursements from affiliates	100,606	58,660	41,946	36,745	24,952	11,793
Other revenues	5,871	6,021	(150)	1,242	2,140	(898)

Total Revenues	$513,743	$405,066	$108,677	$162,225	$143,683	$18,542

Nine months ended September 30

For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $6.2 million primarily due to (i) the recognition of $6.0 million in accrued management fees previously deemed uncollectible, (ii) a $1.6 million net increase in management fees generated by the net change to average AUM, partially offset by (iii) a decrease of $1.2 million as a result of a decrease in the average management fee percentage earned, and (iv) a $0.2 million decrease in management fees as a result of changes in foreign currency exchange rates. The $1.6 million net increase in management fees generated by the net change to average AUM was primarily due to the net effect of increases (decreases) in average AUM of ($0.5) billion, ($0.1) billion, ($0.7) billion, $0.6 billion and ($0.1) billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds, and our credit PE funds, respectively. Although average AUM decreased overall, due to differences in the average management fee percent earned between segments and other factors, these changes in AUM resulted in a slight overall increase in management fees.

Management fees from non-affiliates increased by $14.0 million primarily due to (i) an increase of $8.6 million in management fees from Logan Circle which we acquired in April 2010 and (ii) a net increase of $5.4 million in management fees from non-affiliates primarily attributed to a net increase of $0.4 billion in average AUM from our managed accounts, excluding Logan Circle, for the nine months ended September 30, 2010 as compared to the prior comparative period.

Incentive income from affiliates increased by $39.3 million primarily as a result of (i) $32.9 million of incentive income recognized from our private equity funds for the nine months ended September 30, 2010 as compared to no incentive income recognized for the prior comparative period, (ii) $20.6 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the nine months ended September 30, 2010 as compared to $8.0 million of incentive income recognized for the prior comparative period, and partially offset by (iii) a $6.0 million net decrease in incentive income recognized from our liquid hedge funds due to a decrease in the average capital eligible for incentive income primarily attributable to lower returns during the nine months ended September 30, 2010. The $32.9 million in incentive income recognized from our private equity funds for the nine months ended September 30, 2010 was primarily related to the recognition of $7.1 million and $25.8 million in incentive income from Fund I and Fund II, respectively, as contingencies for repayment had been resolved allowing for income recognition, as well as realization events that have occurred during the nine months ended September 30, 2010 in connection with the orderly wind down of Fund I.

Incentive income from non-affiliates increased by $7.4 million primarily as a result of $8.7 million of incentive income from non-affiliates generated from realization events that occurred during the nine months ended September 30, 2010 as compared to $1.3 million of incentive income recognized in the prior comparative period.

Expense reimbursements from affiliates, which are recorded gross on our statement of operations, increased by $41.9 million primarily as a result of (i) $28.6 million of expense reimbursements recognized due to the consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010 and (ii) an increase of $13.4 million in operating expenses eligible for reimbursement from our funds for the nine months ended September 30, 2010 as compared to the prior comparative period. The $13.4 million increase in operating expenses eligible for reimbursement from our funds was primarily attributable to the Value Recovery Funds, which Fortress began managing in June 2009, and an increase in compensation expense for the nine months ended September 30, 2010.

Other revenues decreased by $0.2 million primarily due to (i) a decrease of $0.7 million in dividend income earned from our direct investments, which was partially offset by (ii) an increase of $0.5 million in other revenues primarily due to an increase of interest income.

Three months ended September 30

For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $0.8 million primarily due to (i) an increase of $1.2 million as a result of an increase in the average management fee percentage earned, (ii) a $0.1 million net increase in management fees generated by the net change to average AUM, and partially offset by (iii) a $0.5 million decrease in management fees as a result of changes in foreign currency exchange rates. The $0.1 million net increase in management fees generated by the net change to average AUM was primarily due to the net effect of increases (decreases) in average AUM of $1.0 billion, ($0.3) billion, ($0.5) billion, $0.1 billion and ($0.5) billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds, and our credit PE funds, respectively. Although average AUM decreased overall, due to differences in the average management fee percent earned between segments and other factors, these changes in AUM resulted in a slight overall increase in management fees.

Management fees from non-affiliates increased by $6.9 million primarily due to (i) an increase of $4.9 million in management fees from Logan Circle which we acquired in April 2010, (ii) an increase of $2.0 million in management fees from non-affiliates primarily attributed to a net increase of $0.6 billion in average AUM from our managed accounts, excluding Logan Circle, for the three months ended September 30, 2010 as compared to the prior comparative period.

Incentive income from affiliates decreased by $0.2 million primarily as a result of (i) a $5.8 million decrease in incentive income from our liquid hedge funds primarily due to a decrease in the average capital eligible for incentive income primarily attributable to lower returns during the three months ended September 30, 2010, partially offset by (ii) $5.4 million of incentive income recognized from our private equity funds for the three months ended September 30, 2010 as compared to no incentive income recognized for the prior comparative period, and (iii) $1.4 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the three months ended September 30, 2010 as compared to $1.2 million of incentive income recognized for the prior comparative period. The $5.4 million in incentive income recognized from our private equity funds for the three months ended September 30, 2010 was primarily attributed to realization events that have occurred during the three months ended September 30, 2010 in connection with the orderly wind down of Fund I.

Incentive income from non-affiliates increased by $0.1 million primarily as a result of $0.4 million of incentive income from non-affiliates generated from realization events that occurred during the three months ended September 30, 2010 as compared to $0.3 million of incentive income recognized in the prior comparative period.

Expense reimbursements from affiliates increased by $11.8 million primarily as a result of (i) $13.3 million of expense reimbursements recognized due to the consolidation of FCF effective March 2010, and partially offset by (ii) a decrease of $1.5 million in operating expenses eligible for reimbursement from our funds during the three months ended September 30, 2010. The $1.5 million decrease in expense reimbursements from our funds was primarily attributable to a decrease in reimbursable expenses charged to the Value Recovery Funds during the three months ended September 30, 2010 as compared to the expense reimbursements recognized in the prior comparative period.

Other revenues decreased by $0.9 million primarily due to a decrease in dividend income earned from our direct investments.

Expenses

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Interest expense	$11,043	$20,242	$(9,199)	$3,549	$4,451	$(902)
Compensation and benefits	523,029	354,725	168,304	184,107	132,033	52,074
Principals agreement compensation	712,101	712,101	—	239,975	239,975	—
General, administrative and other (including depreciation and amortization)	81,307	64,801	16,506	29,981	21,180	8,801

Total Expenses	$1,327,480	$1,151,869	$175,611	$457,612	$397,639	$59,973

Nine months ended September 30

For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, total expenses increased as a result of the following:

Interest expense decreased by $9.2 million primarily due to (i) a decrease of $3.7 million due to a decrease in average borrowings as compared to the nine months ended September 30, 2009, (ii) a decrease of $3.5 million due to write-offs of deferred financing costs that were recognized during the nine months ended September 30, 2009, and (iii) a decrease of $2.0 million in the amortization of deferred financing costs.

Compensation and benefits increased by $168.3 million primarily due to (i) a $90.9 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our credit PE funds and our credit hedge funds, (ii) an increase of $33.2 million in compensation and benefits due to the consolidation of FCF effective March 2010, the acquisition of Logan Circle in April 2010, and the Value Recovery Funds which Fortress began managing in June 2009, (iii) an increase of $38.6 million due to an increase in discretionary bonuses, excluding the impact of FCF, Logan Circle, and the Value Recovery Funds, for the nine months ended September 30, 2010, (iv) a $3.8 million increase in severance compensation, and (v) a net increase of $2.4 million in equity-based compensation primarily due to the impact of an increase in amortization expense resulting from new RSU awards granted for the nine months ended September 30, 2010, offset by the net impact of a change in the forfeiture assumptions associated with RSU awards.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $16.5 million primarily as a result of (i) additional expenses of $11.9 million related to the consolidation of FCF in March 2010 and the acquisition of Logan Circle in April 2010, (ii) a net increase of $7.7 million in recruiting, computer maintenance and other general expenses, and (iii) an increase in depreciation and amortization expense of $1.2 million, offset by (iv) a net reversal of the allowance for potentially uncollectible management fees in the amount of $2.8 million primarily in connection with the resolution of liquidity shortfalls within a certain fund and (v) a decrease in professional fees and consulting fees of $2.0 million.

Three months ended September 30

For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, total expenses increased as a result of the following:

Interest expense decreased by $0.9 million primarily due to (i) a decrease of $0.4 million due to a decrease in average borrowings as compared to the three months ended September 30, 2009 and (ii) a decrease of $0.4 million in the amortization of deferred financing costs.

Compensation and benefits increased by $52.1 million primarily due to (i) a $23.3 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our credit PE funds and our credit hedge funds, (ii) an increase of $12.5 million in compensation and benefits due to the consolidation of FCF effective March 2010, the acquisition of Logan Circle in April 2010, and the Value Recovery Funds which Fortress began managing in June 2009, (iii) an increase of $16.5 million due to an increase in discretionary bonuses, excluding the impact of FCF, Logan Circle, and the Value Recovery Funds, for the three months ended September 30, 2010, (iv) a $3.1 million increase in severance compensation, and partially offset by (v) a net decrease of $4.9 million in equity-based compensation due to the impact of an increase in amortization expense resulting from new RSU awards granted for the nine months ended September 30, 2010 offset by the net impact of a change in the forfeiture assumptions associated with RSU awards.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $8.8 million primarily as a result of (i) additional expenses of $5.5 million related to the consolidation of FCF in March 2010 and the acquisition of Logan Circle in April 2010, (ii) a net increase of $1.3 million in recruiting, computer maintenance and other general expenses, (iii) an increase in depreciation and amortization expense of $0.6 million and (iv) an increase in professional fees and consulting fees of $1.2 million.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards of $493 million with a weighted average recognition period of 2.45 years. This does not include contingent amounts or amounts related to the Principals Agreement, which is discussed above.

Principals Agreement Compensation

As a result of the Principals Agreement, $4,763.0 million is being charged to compensation expense on a straight-line basis over the five-year vesting period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders. As a result, management does not include this expense in any of its analyses of performance. When Fortress records this non-cash expense, it records a corresponding increase in capital.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
GAAP Net Income (Loss)	$(784,449)	$(648,317)	$(271,876)	$(190,306)
Principals Agreement Compensation	712,101	712,101	239,975	239,975

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(72,348)	$63,784	$(31,901)	$49,669

Other Income (Loss)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Gains (losses)	$(10,360)	$37,157	$(47,517)	$2,025	$20,189	$(18,164)
Tax receivable agreement liability adjustment	1,317	(55)	1,372	—	—	—
Earnings (losses) from equity method investees	42,972	56,553	(13,581)	16,941	40,345	(23,404)

Total Other Income (Loss)	$33,929	$93,655	$(59,726)	$18,966	$60,534	$(41,568)

Nine months ended September 30

For the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, total other income (loss) decreased as a result of the following:

Gains (losses) decreased by $47.5 million primarily due to (i) the recognition of a net unrealized loss of $5.7 million on our investments in GAGFAH and our Castles for the nine months ended September 30, 2010, as compared to the recognition of a net unrealized gain of $36.7 million on our investments in GAGFAH and our Castles for the nine months ended September 30, 2009, (ii) a net decrease of $1.3 million in unrealized gain on our options and convertible debt in our Castles, (iii) the recognition of a net unrealized loss of $3.8 million on our foreign currency hedges for the nine months ended September 30, 2010, (iv) the recognition of a realized loss of $0.5 million on our foreign currency hedges for the nine months ended September 30, 2010, and partially offset by (v) an increase of $0.5 million in other realized gains primarily as a result of changes in foreign currency exchange rates.

Earnings (losses) from equity method investees decreased by $13.6 million primarily due to the net effect of (i) the recognition of $43.0 million in net income from equity method investees in 2010, compared to (ii) the recognition of $56.6 million in net income from equity method investees for the nine months ended September 30, 2009. The overall decrease was primarily a result of diminished returns within the funds for the nine months ended September 30, 2010 as compared to the prior comparative period.

Three months ended September 30

For the three months ended September 30, 2010 compared with the three months ended September 30, 2009, total other income (loss) decreased as a result of the following:

Gains (losses) from investments decreased by $18.2 million primarily due to (i) the recognition of a net unrealized gain of $4.5 million for the three months ended September 30, 2010 on our investments in GAGFAH and in our Castles, as compared to the recognition of a net unrealized gain of $19.0 million on our investments in GAGFAH and in our Castles for the three months ended September 30, 2009, (ii) a net decrease in unrealized gains of $0.7 million for the three months ended September 30, 2010 on our options and convertible debt in our Castles, (iii) the recognition of a net unrealized loss of $3.1 million on our foreign currency hedges during the three months ended September 30, 2010, (iv) the recognition of a realized loss of $0.5 million on our foreign currency hedges for the three months ended September 30, 2010, and partially offset by (v) an increase of $0.6 million in other realized gains primarily as a result of changes in foreign currency exchange rates.

Earnings (losses) from equity method investees decreased by $23.4 million primarily due to the net effect of (i) the recognition of $16.9 million in net income from equity method investees in 2010, compared to (ii) the recognition of $40.3 million in net income from equity method investees for the three months ended September 30, 2009. The overall decrease was primarily a result of diminished returns within the funds for the three months ended September 30, 2010 as compared to the prior comparative quarter.

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

For the nine and three months ended September 30, 2010, Fortress recognized income tax expense (benefit) of $4.6 million and ($4.5 million), respectively. For the nine and three months ended September 30, 2009, Fortress recognized income tax expense (benefit) of ($4.8 million) and ($3.1 million), respectively. The primary reasons for the changes in income tax expense (benefit) for the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009 are (i) changes in the mix of business segments producing income, which may be subject to tax at different rates, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) a write off of a portion of the deferred tax asset related to RSUs which vested and were delivered at a value substantially less than their original value.

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

Private Equity Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$102,705	$108,525	$(5,820)	$36,160	$32,010	$4,150
Incentive Income	5,436	—	5,436	5,436	—	5,436

Segment revenues - total	$108,141	$108,525	$(384)	$41,596	$32,010	$9,586

Pre-tax distributable earnings	$79,670	$81,856	$(2,186)	$30,239	$25,000	$5,239

Nine months ended September 30

Pre-tax distributable earnings decreased by $2.2 million primarily due to:

•

a $5.8 million net decrease in management fees. Management fees decreased by $5.8 million primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital (in particular, within FICO, Fund IV, Fund IV Coinvestment, FRID, and FHIF);

•

a $3.4 million net increase in incentive income. Incentive income grew by $5.4 million partially offset by a corresponding increase in the employees’ share of incentive income of $2.0 million reflected as profit sharing compensation expense. The increase of $5.4 million of incentive income relates to realization events occurring in connection with the orderly wind down of Fund I; and

•

a $0.2 million decrease in operating expenses primarily related to (i) a decrease of $2.2 million in professional fees and other general expenses, which was primarily attributed to write-offs that were recognized in the prior comparative period for capitalized professional fees and other general expenses for a fund which did not launch, and was partially offset by (ii) a $1.9 million increase in compensation and benefits expense.

Three months ended September 30

Pre-tax distributable earnings increased by $5.2 million primarily due to:

•

a $4.2 million net increase in management fees. Management fees increased by $4.2 million primarily as a result of the increase in net asset value of certain portfolio companies in our private equity funds and special investments (in particular, within Fund III, Fund IV, and FRID);

•

a $3.4 million net increase in incentive income. Incentive income grew by $5.4 million partially offset by a corresponding increase in the employees’ share of incentive income of $2.0 million reflected as profit sharing compensation expense. The increase of $5.4 million of incentive income relates to realization events occurring in connection with the orderly wind down of Fund I; and

•

a $2.3 million increase in operating expenses primarily related to (i) a $2.5 million increase in compensation and benefits expense, which was partially offset by (ii) a decrease of $0.2 million primarily in allocable corporate expenses.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$35,856	$37,260	$(1,404)	$11,878	$12,830	$(952)
Incentive Income	—	—	—	—	—	—

Segment revenues - total	$35,856	$37,260	$(1,404)	$11,878	$12,830	$(952)

Pre-tax distributable earnings	$13,338	$16,248	$(2,910)	$4,181	$5,534	$(1,353)

Nine months ended September 30

Pre-tax distributable earnings decreased by $2.9 million primarily due to:

•

a $1.4 million decrease in management fees primarily due to a $1.1 million decrease as a result of changes in foreign currency exchange rates and a $0.4 million net decrease as a result of a decrease in AUM; and

•

a $1.4 million net increase in operating expenses primarily as a result of (i) a $0.4 million net increase in allocable corporate expenses, (ii) a $0.8 million net increase in general and administrative expenses, and (iii) a $0.1 million net increase in compensation expense.

Three months ended September 30

Pre-tax distributable earnings decreased by $1.4 million primarily due to:

•

a $1.0 million decrease in management fees primarily due to a $0.8 million decrease as a result of changes in foreign currency exchange rates and a $0.2 million net decrease as a result of a decrease in average AUM; and

•	a $0.4 million net increase in operating expenses primarily as a result of a $0.3 million net increase in general and administrative expenses and a $0.1 million net increase in compensation expense.

Liquid Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$57,896	$61,088	$(3,192)	$19,611	$18,566	$1,045
Incentive Income	24,762	8,243	16,519	20,515	7,996	12,519

Segment revenues - total	$82,658	$69,331	$13,327	$40,126	$26,562	$13,564

Pre-tax distributable earnings	$25,706	$18,831	$6,875	$16,893	$6,125	$10,768

Nine months ended September 30

Pre-tax distributable earnings increased by $6.9 million primarily due to:

•

a $1.6 million net decrease in management fees. Management fees decreased by $3.2 million primarily due to declines in average AUM caused by investor redemptions which resulted in decreases of $28.5 million and $1.0 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. These decreases were partially offset by (i) a $19.1 million increase due to management fees generated from the Fortress Macro Funds which were launched in May 2009 and (ii) a $7.1 million increase due to management fees generated from certain managed accounts which launched after September 2009. The $3.2 million management fee decrease was partially offset by a corresponding decrease in the employees’ share of management fees of $1.5 million;

•

an $18.4 million net increase in incentive income primarily due to (i) an increase of $22.5 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) for the nine months ended September 30, 2010 and (ii) a $1.9 million net decrease in the employees’ share of incentive income as a result of differences in the employees’ share of incentive income between funds and the mix of funds earning incentive income for the comparative periods. These increases to incentive income were partially offset by a net decrease of $6.0 million in incentive income generated by the Fortress Commodities Fund (including related managed accounts) for the nine months ended September 30, 2010; and

•

a $9.9 million net increase in operating expenses primarily due to (i) a $7.9 million net increase in compensation expense primarily due to an increase in the accrual of discretionary bonuses and (ii) a $2.0 million net increase in general and administrative expenses and allocable corporate expenses for the nine months ended September 30, 2010 as compared to the prior comparative period.

Three months ended September 30

Pre-tax distributable earnings increased by $10.8 million primarily due to:

•

a $1.5 million net increase in management fees primarily due to (i) a $3.1 million increase due to management fees generated from the Fortress Macro Funds, (ii) a $3.3 million increase due to management fees generated from certain managed accounts which launched after September 2009, and (iii) a $0.5 million decrease in the employees’ share of management fees net of operating expenses (which increased as described below) for the three months ended September 30, 2010 as compared to the prior comparative period. These increases were partially offset by a $5.4 million decrease in management fees from the Drawbridge Global Macro Funds;

•

a $13.8 million net increase in incentive income primarily due to (i) an increase of $18.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) for the three months ended September 30, 2010 and (ii) a net $1.3 million decrease in the employees’ share of incentive income as a result of differences in the employees’ share of incentive income between funds and the mix of funds earning incentive income for the comparative periods. These increases to incentive income were partially offset by a net decrease of $6.4 million in incentive income generated by the Fortress Commodities Fund (including related managed accounts) for the three months ended September 30, 2010; and

•

a $4.6 million net increase in operating expenses primarily due to (i) a $4.9 million net increase in compensation expense primarily due to a net increase in the accrual of discretionary bonuses partially offset by (ii) a $0.3 million net decrease in general and administrative expenses and allocable corporate expenses for the three months ended September 30, 2010 as compared to the prior comparative period.

Credit Hedge Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$109,280	$89,715	$19,565	$32,661	$32,091	$570
Incentive Income	53,754	1,386	52,368	40,234	373	39,861

Segment revenues - total	$163,034	$91,101	$71,933	$72,895	$32,464	$40,431

Pre-tax distributable earnings	$47,614	$16,112	$31,502	$17,989	$5,741	$12,248

Nine months ended September 30

Pre-tax distributable earnings increased by $31.5 million primarily due to:

•

a $19.6 million net increase in management fees primarily as a result of (i) a $16.5 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible, (ii) a $1.8 million net increase in management fees from the Drawbridge Special Opportunities Funds and Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions subsequent to September 30, 2009, and (iii) a $1.4 million increase in management fees from the Worden Funds, which launched in 2010;

•

a $28.3 million net increase in incentive income. Incentive income increased by $52.4 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $24.0 million. Incentive income increased by $52.4 million primarily due to (i) an increase of $42.6 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the nine months ended September 30, 2010, (ii) a $4.1 million increase in incentive income from a third party account we manage, (iii) $2.9 million of incentive income from other investments, and (iv) $2.7 million of incentive income from the Worden Funds, which launched in 2010; and

•

a $16.5 million net increase in operating expenses primarily related to (i) a net increase of $13.4 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses and (ii) a $4.7 million net increase in general and administrative expenses and allocable corporate expenses for the nine months ended September 30, 2010 as compared to the prior comparative period. These increases were partially offset by a $1.7 million increase in expense reimbursements from the Value Recovery Funds of compensation expense for certain credit hedge fund employees that have provided services to the Value Recovery Funds.

Three months ended September 30

Pre-tax distributable earnings increased by $12.2 million primarily due to:

•

a $0.6 million net increase in management fees primarily as a result of (i) a $0.7 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, (ii) a $0.3 million net increase in management fees from the Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments subsequent to September 30, 2009, and (iii) a $0.6 million increase in management fees from the Worden Funds, which launched in 2010. These increases were partially offset by a $1.1 million decrease in management fees from the Drawbridge Special Opportunities Funds primarily due to investor redemptions subsequent to September 30, 2009;

•

a $21.2 million net increase in incentive income. Incentive income increased by $39.9 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $18.7 million. Incentive income increased by $39.9 million primarily due to (i) an increase of $37.4 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the three months ended September 30, 2010 and (ii) $2.7 million of incentive income from the Worden Funds, which launched in 2010. These increases were partially offset by a decrease of $0.3 million in incentive income from a third party account we manage; and

•

a $9.5 million net increase in operating expenses primarily related to (i) a net increase of $7.8 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses, (ii) a $0.8 million net increase in general and administrative expenses and allocable corporate expenses for the three months ended September 30, 2010 as compared to the prior comparative period, and (iii) a $0.8 million decrease in expense reimbursement from the Value Recovery Funds of compensation expense for certain credit hedge fund employees that have provided services to the Value Recovery Funds.

Credit PE Funds

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Management Fees	$32,171	$27,449	$4,722	$10,857	$13,014	$(2,157)
Incentive Income	140,845	8,022	132,823	9,299	1,208	8,091

Segment revenues - total	$173,016	$35,471	$137,545	$20,156	$14,222	$5,934

Pre-tax distributable earnings	$82,067	$15,230	$66,837	$7,277	$8,407	$(1,130)

Nine months ended September 30

Pre-tax distributable earnings increased by $66.8 million primarily due to:

•

a $4.7 million increase in management fees primarily due to (i) an $8.4 million increase attributable to the Japan Opportunities Fund which was created in June 2009 and (ii) a $3.4 million increase attributable to capital calls made after September 30, 2009, most notably by the Credit Opportunities Fund II, Long Dated Value Fund III, and certain managed accounts. These increases in management fees were partially offset by a net decrease of $7.1 million primarily due to the return of capital to investors in the Credit Opportunities Fund I, Assets Overflow Fund, and a third party account we manage;

•

a $64.6 million net increase in incentive income. Incentive income increased by $132.8 million, partially offset by an increase in the employees’ share of incentive income of $68.2 million which is reflected as profit sharing compensation expense. The $132.8 million increase in incentive income is primarily due to distributions generated by certain realization events during the nine months ended September 30, 2010 from the Credit Opportunities Fund I and a third party account we manage; and

•

a $2.7 million net increase in operating expenses primarily due to (i) a $3.9 million increase in compensation expense primarily related to an increase in average headcount and the accrual of discretionary bonuses, (ii) a $2.0 million increase in allocable corporate expenses, and (iii) $0.8 million of commissions related to the Global Opportunities Fund. These increases were partially offset by a $3.8 million decrease in general and administrative expenses primarily as a result of a reduction in commissions relating to the Japan Opportunity Fund as compared to the nine months ended September 30, 2009 and the write-off in the second quarter of 2009 of professional fees attributable to a fund which did not launch.

Three months ended September 30

Pre-tax distributable earnings decreased by $1.1 million primarily due to:

•

a $2.2 million decrease in management fees primarily due to a net decrease of $4.5 million mainly due to the return of capital to investors in the Credit Opportunities Fund I and a third party account we manage. These decreases in management fees were partially offset by (i) a $0.5 million increase attributable to the Japan Opportunities Fund and (ii) a $1.8 million increase attributable to capital calls made after September 2009, most notably by the Credit Opportunities Fund II, Long Dated Value Fund III, and certain managed accounts;

•

a $3.7 million net increase in incentive income. Incentive income increased by $8.1 million, partially offset by an increase in the employees’ share of incentive income of $4.4 million which is reflected as profit sharing compensation expense. The $8.1 million increase in incentive income is primarily due to distributions generated by certain realization events during the three months ended September 30, 2010 from the Credit Opportunities Fund I and a third party account we manage; and

•

a $2.7 million net increase in operating expenses primarily due to (i) a $2.0 million increase in compensation expense, (ii) $0.8 million of commissions related to the Global Opportunities Fund, and (iii) a $1.3 million net increase in corporate allocable and other general administrative expenses. These increases were partially offset by a $1.4 million decrease in commissions related to the Japan Opportunities Fund, as compared to the three months ended September 30, 2009.

Principal Investments

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Pre-tax distributable earnings (loss)	$10,860	$(23,313)	$34,173	$6,540	$5,801	$739

Nine months ended September 30

Pre-tax distributable earnings (loss) increased by $34.2 million primarily due to:

•

a $29.1 million increase in net investment income primarily as a result of a decrease in impairments of $24.9 million, $0.2 million, $0.6 million, and $3.4 million in our investments in our private equity funds, Castles, credit PE funds, and special investments in our hedge funds for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009;

•

a $3.4 million net decrease in investment income from our investments in our credit PE funds and hedge funds. Investment income decreased $0.6 million and the employee share of investment income increased by $2.9 million. The $0.6 million decrease in investment income was due to lower returns and a decrease in our average investment balance in our hedge funds of $11.3 million offset by an increase of $10.7 million due to realization events in our credit PE and private equity funds for the nine months ended September 30, 2010 as compared to the prior comparative period. The employee share of investment income increased due to differences in the percentage of each fund owned by employees and the mix of funds earning investment income;

•

a $9.2 million increase in net investment income primarily due to a decrease in interest expense primarily due to (i) a decrease of $3.7 million related to a decrease in average borrowings as compared to the nine months ended September 30, 2009, (ii) a decrease of $3.5 million due to write-offs of deferred financing costs that were recognized during the nine months ended September 30, 2009, and (iii) a decrease of $2.0 million in the amortization of deferred financing costs;

•

a $0.7 million increase in net investment income due to an increase in the average cash balance and interest rate during the nine months ended September 30, 2010 as compared to the prior comparative period;

•	a $0.7 million decrease in net investment income due to dividend income earned primarily from our direct investments in GAGFAH common stock and an investment which has been liquidated; and

•	a $0.5 million decrease in net investment income due to a realized loss on our foreign currency hedges.

Three months ended September 30

Pre-tax distributable earnings (loss) increased by $0.7 million primarily due to:

•

a $1.4 million increase in net investment income primarily as a result of decreased impairments in special investments in our hedge funds for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009;

•

a $0.6 million net decrease in net investment income from our investments in our credit PE funds and hedge funds. Investment income decreased $0.2 million and the employee share of investment income increased by $0.4 million. The $0.2 million decrease in investment income was due to a decrease in our average investment balance in our hedge funds of $1.9 million partially offset by an increase of $1.7 million due to realization events in our credit PE and private equity funds for the three months ended September 30, 2010 as compared to the prior comparative period. The employee share of investment income increased due to differences in the percentage of each fund owned by employees and the mix of funds earning investment income;

•

a $0.9 million increase in net investment income primarily due to a decrease in interest expense primarily due to (i) a decrease of $0.4 million related to a decrease in average borrowings as compared to the three months ended September 30, 2009 and (ii) a decrease of $0.4 million in the amortization of deferred financing costs;

•

a $0.3 million increase in net investment income due to an increase in the average cash balance and interest rate during the three months ended September 30, 2010 as compared to the prior comparative period; and

•	a $0.9 million decrease in net investment income due to dividend income earned primarily from our direct investments in GAGFAH common stock.

Unallocated

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Variance	2010	2009	Variance
Pre-tax distributable earnings (loss)	$(12,148)	$(10)	$(12,138)	$(5,443)	$284	$(5,727)

Nine months ended September 30

Pre-tax distributable loss increased by $12.1 million primarily due to:

•	an $8.6 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•	a $20.7 million increase in operating and acquisition expenses primarily due to the Logan Circle acquisition in April 2010.

Three months ended September 30

Pre-tax distributable loss increased by $5.7 million primarily due to:

•	a $4.9 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•	a $10.6 million increase in operating expenses primarily due to the Logan Circle acquisition in April 2010.

Sensitivity

For an analysis of the sensitivity of segment revenues to changes in the estimated fair value of the Fortress Fund investments, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), working capital expenses, amortization payments under our credit agreement, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying managed funds. As of September 30, 2010, the receipt of approximately $70.6 million of management fees had been deferred, of which $11.6 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $12.6 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. Currently, these developments do not meaningfully impact our liquidity, but if they continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $233.7 million at September 30, 2010, our available draws under our credit facility of $59.5 million (see below regarding the refinancing of the credit facility), and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

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

As of September 30, 2010, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2010 consisted of the following (in thousands). Of the amounts set forth below, we estimate that approximately $29 million will never be funded based on the funds’ operating agreements.

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	25,980
Fund V Coinvestment	4
FRID	796
FHIF	9,144
FECI	1,551

Credit PE Funds
Credit Opportunities Fund	13,539
Credit Opportunities Fund II	7,655
Long Dated Value Fund I	460
Long Dated Value Fund II	1,788
Long Dated Value Fund III	177
LDVF Patent Fund	42
Real Assets Fund	21,671
Assets Overflow Fund	132
Karols Development Co	5,302
FTS SIP L.P.	789
Japan Opportunity Fund	4,428
Yama 1 and 2 GK	114
Net Lease Fund	344
FCO MA LSS	787
FCO MA II	11,319
Global Opportunities Fund	754
Other	1,953

Total	$113,353

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

October 1 to December 31, 2010	$5,030
2011	17,771
2012	17,914
2013	16,963
2014	15,806
2015	14,837
Thereafter	14,751

Total	$103,072

Debt Obligations

As of September 30, 2010, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below. The refinancing of this agreement in October 2010 is also described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				September 30, 2010
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	September 30, 2010	December 31, 2009
Credit Agreement (2)
Revolving debt (3)	$—	$—	May 2012	0.00%	—
Term loan	350,000	350,000	May 2012	3.53%	1.42
Delayed term loan	5,900	47,825	May 2012	2.97%	0.04

Total	$355,900	$397,825		3.52%	1.40

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was 0.25%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $65.7 million was undrawn under the revolving debt facility as of September 30, 2010. The revolving debt facility included a $25 million letter of credit subfacility of which $9.3 million was utilized. Lehman Brothers Commercial Paper, Inc., which is committed to fund $7.2 million (including $0.9 million of the outstanding letters of credit) of the $75 million revolving credit facility, has filed for bankruptcy protection, did not fund its portion of the last borrowing under this facility, and it is reasonably possible that it will not fund its portion of the commitments. As a result, $59.5 million of the undrawn amount was available.

Assuming no EBITDA–based required prepayments, our outstanding debt matures as follows as of September 30, 2010 (in thousands).

October 1 - December 31, 2010	$13,975
2011	41,925
2012	300,000

Total	$355,900

During the three and nine months ended September 30, 2010, the average face amount of our outstanding debt was approximately $355.9 million and $370.5 million, respectively, and the highest face amount outstanding at one time during those periods was $355.9 million and $397.8 million, respectively. During this period, we did not incur any new short-term borrowing.

As a result of the Nomura transaction, our initial and secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate amounts of $371.1 million to FIG Corp. pursuant to a demand note. As of September 30, 2010, the outstanding balance was $310.1 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The credit agreement includes customary covenants. We were in compliance with all of these covenants as of September 30, 2010. Among other things, we are prohibited from incurring additional unsubordinated indebtedness or further encumbering our assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of September 30, 2010.

	September 30, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥	$20,000	$43,992	(A	)
Consolidated Leverage Ratio	≤	3.50	1.10	(B	)
Required Investment Assets	≥	$378	$1,018	(C	)
Fortress Fund Investments	≥	$151	$683	(C	)
Total Investments	≥	$227	$844	(C	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

September 30, 2010
Outstanding debt (D)	$368.2
Plus: Outstanding letters of credit	9.3
Less: Cash (up to $50 million)	(50.0)

Net debt	$327.5

Twelve Months Ended September 30, 2010
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(1,055.2)
Depreciation and amortization, interest expense and income taxes	31.2
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	166.7
Other Income Adjustment	(17.3)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,182.0
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	(9.8)
Income (loss) allocable to, or resulting from distributions to, the Principals or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—

EBITDA	$297.6

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	Includes $9.1 million of intercompany debt (eliminated in consolidation) and $3.2 million of other financing which meets the definition of debt under the credit agreement.

In October 2010, Fortress entered into a new credit agreement and repaid its existing credit agreement in full. The new credit agreement is collateralized by substantially all of Fortress Operating Group’s assets, rights to fees, and equity interests in the Fortress Funds. The terms of the new credit agreement include: a $280 million term loan facility maturing in October 2013, an interest rate generally equal to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.75%), and a commitment fee on undrawn amounts of 0.625% per annum, as well as various other customary fees. None of the revolving credit facility was drawn as of November 3, 2010 and $9.3 million of letters of credit were outstanding as of such date. Additionally, $4.0 million of deferred financing costs related to the prior existing credit agreement were written off to Interest Expense in October 2010 in connection with its repayment.

The term loan is subject to mandatory repayments of $2.5 million on each calendar quarter end from December 31, 2010 through September 30, 2011, and $8.75 million on each calendar quarter end from December 31, 2011 through September 30, 2015; in addition, mandatory repayments of 50% of Free Cash Flow of each calendar year, up to a limit, as defined in the new credit agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to such time subject to a Make Whole Payment, as defined in the new credit agreement. Furthermore, Fortress is required to prepay the new credit agreement upon the occurrence of certain events, including certain asset sales and other dispositions. The events of default under the new credit agreement are similar to those under the prior existing credit agreement. The new credit agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the new credit agreement. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined in the new credit agreement) to be less than $25.0 billion as of the end of any calendar month;

•

Permit the Consolidated Leverage Ratio (a measure of outstanding debt compared to earnings, as defined in the new credit agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•

Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the new credit agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•

Permit the Consolidated Fixed Charge Coverage Ratio (a measure of earnings compared to required debt payments, as defined in the new credit agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the new credit agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

Fortress expects to comply with its credit agreement covenants as of the applicable testing dates. However, as a result of recent market conditions and their impact on Fortress, it is possible that we may not be able to comply with one or more of these covenants if conditions worsen over time. As a result of the amortization requirements, we may take steps to ensure that we are able to make the required periodic cash amortization payments, including (i) deferring payments to our Principals and affiliates in order to preserve cash, including payments to our Principals under the tax receivable agreement, and (ii) considering potential capital raise transactions in order to increase investments, reduce debt, or a combination of the two options.

This summary is qualified by reference to our old and new credit agreement; a copy of each, including all amendments thereto, have been filed with the SEC.

Dividends / Distributions

During the nine months ended September 30, 2010, Fortress Operating Group paid or accrued distributions of $56.7 million to the principals and RPU holder in connection with tax obligations.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $218.4 million and $17.3 million during the nine months ended September 30, 2010 and 2009, respectively.

Operating Activities – Comparative

Cash received for management fees decreased by ($3.8) million from $296.2 million in 2009 to $292.4 million in 2010. Management fees are based on average AUM, which decreased from 2009 to 2010 (private equity funds decreased by ($0.5) billion, Castles decreased by less than ($0.1) billion, liquid hedge funds decreased by ($0.7) billion, credit hedge funds increased by $0.6 billion, and credit PE funds decreased by ($0.1) billion) as a result of redemptions, capital distributions and losses offset by capital raising, including new fund formation, capital acquisitions and returns. In addition, approximately $70.6 million of management fees were past due at September 30, 2010 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and credit PE funds. Severe market conditions resulted in lower fund performance and reduced realizations in 2009 and thus an increase of $146.2 million in cash received for incentive income from 2009 to 2010 occurred as conditions improved and realizations increased.

Cash paid for compensation decreased by $23.9 million from the year to date period ended September 30, 2009 compared to September 30, 2010.

Cash paid for interest decreased approximately $1.9 million primarily due to a lower average debt balance of $370.5 million in 2010 compared to $551.6 million in 2009. The weighted average interest rate increased to 2.78% in 2010 as compared to 2.77% in 2009.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($18.0) million and ($16.6) million during the nine months ended September 30, 2010 and 2009, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($48.9) million and ($43.3) million during the nine months ended September 30, 2010 and 2009, respectively, (ii) distributions of capital from equity method investees of $46.0 million and $28.7 million during the nine months ended September 30, 2010 and 2009, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($1.6) million and ($2.0) million during the nine months ended September 30, 2010 and 2009, respectively. In addition, Fortress used a net $13.5 million of cash during the nine months ended September 30, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($163.9) million and ($157.1) million during the nine months ended September 30, 2010 and 2009, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($55.3) million and ($50.0) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($67.3) million and ($5.3) million during these periods, respectively, and (iii) our net borrowing and repayment activity. In addition, Fortress completed a $219.5 million offering of Class A shares during the nine months ended September 30, 2009.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2010. As of September 30, 2010, revenues from our traditional asset management business are not materially sensitive to reasonably expected changes in market risk factors.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Private Equity Funds	Liquid Hedge		Credit Hedge Funds	Credit PE Funds	Total Investment Company Holdings
	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	8%	55%	76%	2%	5%	6%
2.	Other observable market parameters	7%	21%	24%	4%	0%	5%
3A.	Third party pricing sources with significant unobservable market parameters (A)	10%	21%	0%	92%	77%	54%
3B.	Internal models with significant unobservable market parameters	75%	3%	0%	2%	18%	35%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of September 30, 2010, $8.4 billion of investments in our private equity funds, $0.0 billion of investments in our liquid hedge funds, $0.2 billion of investments in our credit hedge funds, and $0.9 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2010, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.8 million or ($4.6 million) (A)	$0.7 million	$16.9 million	$0.1 million or ($0.5 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$44.4 million	$0.6 million	$15.7 million	$8.8 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and credit PE fund management fees would be generally unchanged as they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2010, $2.7 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2010 is the current reset date.

(B)	Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels which, due to the challenging market conditions, have declined from historical levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2010. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our federal taxable income for historical periods (2010 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average of ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9
2008	$48.0
2009	$22.8
2010: Estimated	$51.5
2010 - 2015: Average Required	$52.4
2016 - 2021: Average Required	$84.5

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Fortress’s reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

See Note 9 to Part I, Item 1 “Financial Statements – Commitments and Contingencies” for a discussion of our commitments and contingencies.

Contractual Obligations

As of September 30, 2010, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.1 billion as of December 31, 2009 to $1.0 billion as of September 30, 2010.

Our debt obligations payable decreased from $420.4 million as of December 31, 2009 to $370.5 million as of September 30, 2010, including estimates for interest payments. This decrease was primarily attributable to the repayment of $41.9 million of the delayed term loan.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of September 30, 2010, which we refer to as intrinsic clawback, was $83.4 million as compared to $98.7 million at December 31, 2009. The decrease is primarily a result of the net returns earned by the related Fortress Funds during the nine months ended September 30, 2010.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $131.4 million as of December 31, 2009 to $113.4 million as of September 30, 2010. This decrease is primarily attributable to $19.3 million, $15.9 million and $2.3 million in contributions we made to Fund V, the Real Assets Fund and FHIF, respectively, during the nine months ended September 30, 2010. These decreases were partially offset by our capital commitment to our newly formed FCO MA II fund of $11.3 million, an increase of $4.9 million due to the net effect of recallable capital distributions from the Credit Opportunities Fund, as well as a $1.3 million increase in our capital commitment to our Japan Opportunity Fund.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2010, revenues from our traditional asset management business are not materially sensitive to reasonably expected changes in market risk factors.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2010 (in thousands):

Assets
Investments	$907,456

Liabilities
Debt obligations payable	$355,900

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2010, approximately 44% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•

Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2010 would increase or decrease future incentive income by $90.1 million or ($84.2 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on September 30, 2010 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed a certain threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds and managed accounts at September 30, 2010 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$4.0	$	N/A	(E)	$49.6	$4.0	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Fund	7.9		N/A	(G)	1.2	7.9		72.3			0.9
Credit
Hedge Funds	12.3		N/A	(G)	18.6	12.3		63.8			11.4
PE Funds	0.1		N/A	(E)	8.7	0.1		N/A	(E)		N/A

Total	$24.3		$—		$78.1	$24.3		$136.1			$12.3

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(5.8)	$	N/A	(E)	$(49.6)	$(5.8)	$	N/A (E) (F)		$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Fund	(7.9)		N/A	(G)	(1.2)	(7.9)		(24.0)			(0.9)
Credit
Hedge Funds	(12.3)		N/A	(G)	(18.6)	(12.3)		(45.6)			(11.4)
PE Funds	(0.5)		N/A	(E)	(8.7)	(0.5)		N/A (E) (F)			N/A	(F)

Total	$(26.5)		$—		$(78.1)	$(26.5)		$(69.6)			$(12.3)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.1 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.5 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $0.5 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(E)	For GAAP Revenues, private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2010, we estimate that interest expense relating to variable rate debt obligations payable would increase $3.6 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle and GAGFAH are directly exposed to foreign exchange risk. As of September 30, 2010, we had a $2.2 million investment in Eurocastle and a $41.6 million investment in GAGFAH, net of a foreign exchange hedge, which are accounted for at fair value. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2010, we estimate the gains and losses for the nine months ended September 30, 2010 in relation to the value of the shares and options would increase or decrease by $2.0 million.

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

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s various plans to attempt to strengthen the economy and the financial markets or the increased focus by the government on the regulation of the financial services industry will have on our business.

Over the past two years, the U.S. government has taken a number of steps to attempt to strenghten the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the TARP.

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

Our current credit agreement contains a number of restrictive covenants and requires significant amortization payments over the next several years, which collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The terms of our credit agreement impose significant operating and financial restrictions on us. Our current credit agreement includes financial covenants that we:

•	not exceed a total leverage ratio or a fixed charge coverage ratio;

•	maintain a minimum AUM; and

•	maintain a minimum ratio of investment assets to funded indebtedness.

The leverage ratio, fixed charge coverage ratio and minimum investment assets ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate; our fixed charge coverage ratio fluctuates depending upon various revenues and expenses relative to our outstanding funded indebtedness and cash on hand; and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and, in the case of AUM, our net capital raised or returned. Continued challenging economic conditions around the globe have negatively impacted the cash flow that we have generated and expect to generate in the future as well as the current and expected value of our investment assets and current and expected AUM. These negative conditions, in turn, negatively affect our ability to comply with these covenants. For example, the investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition have been adversely affected by the ongoing recession. The failure of a portfolio company to successfully refinance its debt (or a material default by any portfolio company in which we have a material direct or indirect investment) could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following periods: $2.5 million during 2010, $16.25 million during 2011, $35 million in each of 2012, 2013 and 2014, $26.25 million during the first nine months of 2015, and the remaining balance at the maturity of the facilities in October 2015. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

In addition, our revolving credit facility matures in October 2013, which is two years before our term loan facility matures in October 2015. As a result, we may need to refinance our revolving credit facility prior to the maturity of our term loan facility. The terms of any new revolving credit facility or replacement financing may be less favorable to us than the terms of our existing credit agreement.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro funds. Such withdrawals and terminations would have a material adverse effect on the Fortress Macro funds by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of both Mr. Novogratz and the co-chief investment officer of the Fortress Macro funds, Adam Levinson, could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

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

Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit private equity funds contain key man provisions with respect ot Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds’ co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit private equity business segments.

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

Our success depends on our ability to retain our managing directors and the other members of our investment management team and recruit additional qualified personnel. We collectively refer to these key employees (other than our principals) as our investment professionals. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions which are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses have public policies limiting the enforcement of restrictive covenants on employees. In addition, these agreements will expire after a certain period of time, at which point each of our investment professionals would be free to compete against us and solicit investors in our funds, clients and employees.

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “– Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders. Over the period since the beginning of the recent recession, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry. Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the Company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

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

For example, we recently acquired Logan Circle Partners, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business and which we were not familiar with prior to the acquisition.

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

Finally, we rely on third party service providers for certain aspects of our business, including certain financial operations of our hedge funds. In particular, we rely heavily on the services of third party administrators in our hedge fund businesses, on the general ledger software provider for a number of our funds, and on third parties to provide critical front- and back-office systems support to Logan Circle Partners. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle Partners, could impair the quality of the fund’s operations and could impact our reputation and adversely affect our business and limit our ability to grow.

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

In addition, investors in any private equity fund or credit PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our current credit facility. Our ability to realize incentive income from such funds, therefore, would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

Under the terms of our current credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generates management and incentive fees during the previous twelve months – or which we expect to generate such fees within the next twelve months – in an aggregate amount of at least $25 million, such termination would constitute an event of default. In addition, if any fund that has generated at least 10% of all management fees generated during the previous four fiscal quarters commenced a process to dissolve, liquidate or otherwise wind-up the fund outside the ordinary course of business, such commencement would also constitute an event of default under our current credit agreement. If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

We are subject to third-party litigation risk that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

In general, we will be exposed to risk of litigation by our fund or account investors if our management of any fund is alleged to constitute gross negligence or willful misconduct, except our Logan Circle Partners business, the majority of which accounts are managed under a negligence or reasonable person standard of care. Investors could sue us to recover amounts lost by our funds due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of our funds or accounts or from allegations that we improperly exercised control or influence over companies in which our funds or accounts have large investments. By way of example, we, our funds and certain of our employees, are each exposed to the risks of litigation relating to investment activities in our funds and actions taken by the officers and directors (some of whom may be Fortress employees) of portfolio companies, such as risks relating to a portfolio company’s mortgage servicing activities and the risk of shareholder litigation by other shareholders of public companies in which our funds have large investments. The stock prices of several of our publicly traded portfolio companies and Castles have decreased significantly relative to their historical high prices (resulting in the delisting of one of our portfolio companies from the NYSE), which decreases may lead to securities class action claims or other suits against us in the future. In our liquid hedge funds, we are exposed to the risk of litigation if the funds suffer catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated our policies, market rules and regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to our reputation and our business.

We are exposed to risks of litigation or investigation relating to transactions that present conflicts of interest that are not properly addressed. In such actions we could be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Moreover, although we are typically indemnified by the funds we manage, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. In addition, certain of our consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles. In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on the Fortress balance sheet in consolidation until the time such liability is legally resolved. While these entities generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such liabilities if creditors choose to sue to seek repayment of such liabilities. We also face the risk of litigation from investors in our funds, if we do not comply with, or if an investor claims that we have not complied with, restrictions in such funds’ organizational documents (for example, restrictions on entering into related party transactions). As a general matter, the litigation environment in the investment management business tends to become worse as a result of extreme market volatility such as the 2008-2009 period. We have experienced negative performance during various periods over the past two years (primarily in the second half of 2008) in several of our investment funds, which increases the likelihood that we will be sued by one or more of our investors.

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

As part of the Dodd-Frank Act, new so-called “whistleblower” provisions have been enacted that will pay cash rewards to persons who report alleged wrongdoing to the SEC. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

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

Some of our private equity funds currently qualify as venture capital operating companies, or VCOC, and, therefore, are not subject to the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or the characteristics of our funds may change. If these funds fail to qualify as VCOCs or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements.

The United States recently enacted the Dodd-Frank Act, which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Act imposes a wide array of regulations covering, among other things: oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizes the Federal Reserve to regulate non-bank institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; imposes new registration, recordkeeping and reporting on private fund investment advisers; generally requires OTC derivatives to be cleared through an exchange; imposes minimum equity retention requirements for issuers of asset-backed securities; establishes a new bureau of consumer financial protection, establishes new requirements and higher liability standards on credit rating agencies; requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. Several key terms in the Act, such as “systemically significant non-bank financial company” and “major swap participant,” have been left for regulators to define through rulemaking authority. Depending upon how these terms are defined, such terms have the potential to impose significant new costs on us or on our industry or to restrict the ways in which we can do business. As a result, we do not know what the final regulations under the Act will require or how significantly the Act will affect us. The Act will likely increase our administrative costs and could impose additional restrictions on our business.

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

Due to the challenging global economic conditions, the general state of distress in the financial markets and the generally weaker returns in the alternative asset management business over the last two years, the alternative asset management industry is generally perceived to be in a state of transition. The industry has been marked over this period by continued anxiety on the part of institutional fund investors as those investors have suffered from decreasing returns, liquidity pressure, significant volatility and difficulty maintaining targeted asset allocations, and a significant number of investors have materially decreased or temporarily stopped making new fund investments during this period. Market commentators and analysts have expressed the belief that as the economy begins to recover and such investors begin to increase the pace of new investments, those investors are likely to concentrate their holdings in a smaller overall group of managers that have relatively long-term track records, and that such factors are likely to result in a period of significant industry consolidation, especially in the hedge fund sector. In addition, it is possible that such investors may elect to reduce their overall portfolio allocations to alternative investments such as private equity and hedge funds, resulting in a smaller overall pool of available capital in our sector.

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

•	some investors may prefer to invest with an investment manager that is not publicly traded; and

•	other industry participants continuously seek to recruit our investment professionals, particularly our top performers, away from us.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, broker-dealer or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers, such as Logan Circle Partners. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, we recently acquired Logan Circle Partners, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

With respect to our hedge funds, our incentive income is paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. See Note 2 to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these funds, as of September 30, 2010, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. The aggregate amount by which these amounts for all such private equity funds exceeded the funds’ respective net asset values as of September 30, 2010 is disclosed in Note 2 to the consolidated financial statements included herein.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $60 million revolving credit facility and a $280 million term loan facility. As of November 3, 2010, we had a $280 million term loan outstanding and nothing outstanding under our revolving credit facility ($9.3 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

Our credit facility loans are typically LIBOR-based floating-rate obligations and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “–We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2010, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $70.6 million, of which $11.6 million has been subordinated to other liabilities of the related fund and has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $12.6 million. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.7 billion during the nine months ended September 30, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively, and our credit hedge funds received return of capital requests, including affiliates, for $0.8 billion during the nine months ended September 30, 2010 and for $1.5 billion and $1.5 billion during the years ended December 31, 2009 and 2008, respectively. The 2010 return of capital notice date for our flagship credit hedge fund occurred in October 2010 and such fund received additional return of capital requests of $0.2 billion prior to that date. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or credit PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of September 30, 2010, the cumulative clawback obligation to investors in these funds would be approximately $61.5 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The financial downturn adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to further decline by causing:

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

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our funds with debt investments, in particular the mortgage opportunities funds and the Castles. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

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

Many of our funds have historically relied on the structured finance markets in order to obtain leverage and thereby increase the yield on certain of their investments. To the extent that financing of that type continues to be unavailable or limited, such funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could reduce the overall rate of return such funds obtain in their investments and could lead to those funds making fewer overall investments and slowing the rate of growth of the fee paying assets under management in those funds, and a commensurate decrease in the rate of growth of our management fees.

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

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the board of directors of the public company has only limited ability to influence any fund’s choice of, or the amount of a fund’s exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults. This may mean that the Company has a significant concentration of risk with one or more particular counterparties at any particular time if aggregate counterparty risk were to be measured across all of the various Fortress Funds.

Investors in our hedge funds may redeem their investments, and investors in our private equity funds and credit PE funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our assets under management (and, therefore, our revenues), which could be substantial and could lead to a material adverse effect on our business.

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions, and our flagship liquid markets hedge fund has a monthly redemption class. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, unhappiness with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds have been affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.7 billion during the nine months ended September 30, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those credit hedge funds totaled approximately $0.8 billion for the nine months ended September 30, 2010 and $1.5 billion and $1.5 billion for the 2009 and 2008 notice dates, respectively. The 2010 return of capital notice date for our flagship credit hedge fund occurred in October 2010 and such fund received additional return of capital requests of $0.2 billion prior to that date.

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

During 2008, market conditions negatively affected the hedge fund industry. Challenging market conditions made it difficult to produce positive returns, and a significant number of hedge funds posted negative results during that period. Poor investment performance, together with investors’ increased need for liquidity given the state of the credit markets, prompted relatively high levels of investor redemptions at a time when many funds may not have had sufficient liquidity to satisfy some or all of their investor redemption requests. While conditions generally improved during 2009, conditions could deteriorate in the future to levels similar to or worse than the conditions experienced during 2008. A significant number of market commentators have expressed ongoing concern over the potential for a “double-dip” recession, and market volatility during the first nine months of 2010 has increased markedly again.

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

Many of our funds invest in high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

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

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and, to a lesser extent, credit funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

•

Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy – for example a strategy involving the enforcement of property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements – may negatively impact one or more other Fortress funds whether due to reputational or other concerns.

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

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. The Dodd-Frank Act will also give rise to a substantial set of new rules focused on the use of derivatives, which when enacted may lead to requirements to post additional capital or which may otherwise make our use of derivatives less efficient.

We have been engaged as the investment manager of third-party investment funds and managed accounts, and we may be engaged as the investment manager of other third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

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

While being engaged as investment manager of existing third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such engagement. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liability for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we have been named as a defendant in various litigation relating to the Zwirn portfolio, , and as part of our role as manager, we may incur time and expense in defending these and any similar future litigation. In addition to defending against litigation, being engaged as investment manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. If we include the financial performance of funds for which we have been engaged as the investment manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the current quarter. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our current credit agreement, our ability to pay dividends is restricted by the amortization requirements in our credit agreement and the requirement that beginning in 2010, under certain circumstances, we use 50% of our free cash flow (as defined in the agreement) to make amortization payments. Under our current credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement which are required in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

Tax consequences to the principals may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Fortress Operating Group entities at the time of our initial public offering, or as a result of other differences between the tax attributes of our principals and the Fortress Operating Group entities, upon the sale, refinancing or disposition of the assets owned by the Fortress Operating Group entities, our principals will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the principals upon a realization event. As the principals will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different objectives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or deductions or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. All other factors being equal, earlier disposition of assets following a transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before a transaction will increase a principal’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the principals pursuant to the tax receivable agreement.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2010, we had 468,764,065 outstanding Class A shares on a fully diluted basis, including 16,025,047 resulting from vested equity compensation, 43,830,590 restricted Class A share units granted to employees and affiliates (net of forfeitures), 426,669 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 59,586,247 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2010, and became eligible for resale by the holders, with a similar amount vesting on each of the three succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2010, the number of shares reserved for issuance pursuant to this calculation increased by 4,868,553 shares. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

10.1	Second Amendment to the Third Amended and Restated Credit Agreement, dated March 12, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.31).

10.2	Third Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2009, among FIG LLC, as Borrower, certain subsidiaries and affiliates of the Borrower, as Guarantors, the Lenders party thereto and L/C Issuer (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2009 (File No. 001-33294), Exhibit 10.32).

10.3	Fourth Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2009, among FIG LLC, a Delaware limited liability company, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, and the following commercial lending institutions: Deutsche Bank AG, New York Branch, Goldman Sachs Credit Partners, L.P., Lehman Commercial Paper Inc., Wells Fargo Bank, N.A., ING Capital LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2009).

10.4	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.6	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.7	Credit Agreement, dated as of October 7, 2010, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Wells Fargo Bank, National Association, individually and as administrative agent and letter of credit issuer, Bank of America, N.A., individually and as syndication agent, Citigroup Global Markets Inc. and Barclays Bank PLC, as co-documentation agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2010 (File No. 001-33294), Exhibit 10.1).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

November 8, 2010

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 8, 2010

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Chief Accounting Officer

November 8, 2010