Form 10-K
period 2010-12-31
Fortress Investment Group LLC
filed 2011-03-01
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):    ☐  Yes    ☒  No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2010 (computed based on the closing price on such date as reported on the NYSE) was $283 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 169,563,319 outstanding as of February 17, 2011.

Class B shares: 300,273,852 outstanding as of February 17, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2011 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS INVESTMENT GROUP LLC

FORM 10-K

As used in this Annual Report on Form 10-K, unless the context otherwise requires:

‘‘Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

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

‘‘Fortress,” “we,” “us,” “our,” and the “company” refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries.

‘‘Fortress Funds” and “our funds” refers to the private investment funds, alternative asset companies and related managed accounts that are managed by the Fortress Operating Group. The Fortress Macro Fund is our flagship liquid hedge fund and the Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

‘‘Fortress Operating Group” refers to the combined entities, which were wholly-owned by the principals prior to January 2007, and in each of which Fortress Investment Group LLC acquired an indirect controlling interest in January 2007.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading global investment manager with approximately $44.6 billion in AUM as of December 31, 2010. Fortress offers a range of alternative and traditional investment strategies for institutional and private investors around the world. Fund investors provide the capital for our funds, which we invest and manage on their behalf. Accordingly, because fund investors own the various funds, we do not consolidate them at the Fortress level. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone – as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2010, Fortress’s investments in and commitments to our funds were $1.1 billion, consisting of the net asset value of Fortress’s principal investments of $1.0 billion, and unfunded commitments to private equity funds and credit PE funds of $0.1 billion.

We currently have approximately 900 employees, including approximately 179 investment professionals, at our headquarters in New York and our affiliate offices around the globe.

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

Recent Developments

•

During 2010, we raised $5.3 billion of new third-party capital and launched 9 new funds. In addition, we acquired Logan Circle Partners, L.P. and thereby expanded our range of investment management businesses to offer fixed income products to investors worldwide. As of December 31, 2010, we had $3.5 billion of capital commitments from investors to our funds that will be included in AUM when called.

•

In recent months, our funds have made several significant acquisitions, particularly in the financial services industry, and completed two initial public offerings of portfolio companies (in the leisure and transportation industries).

•	In the fourth quarter of 2010, we entered into a new credit agreement, including a $280 million term loan maturing in October 2015 and a $60 million revolving credit facility maturing in October 2013.

•

During 2010, we significantly expanded our presence in Asia, launching a new credit PE fund (the Global Opportunities Fund) and opening an office in Singapore to serve as a hub for our activities on non-Japan Asia.

Key Performance Indicators

As mentioned above, we earn management fees, incentive income, and investment income (loss). From these earnings we pay compensation, interest, and other expenses, as well as taxes, to arrive at our net operating performance.

Net Income and Distributable Earnings

Our net income reflects our operating performance pursuant to generally accepted accounting principles (“GAAP”). We also use pre-tax distributable earnings, which is a non-GAAP measure, as a measure of our operating performance and to report segment results. For more information on these performance measures, please refer to Part II, Item 8 “Financial Statements and Supplementary Data.” Pre-tax distributable earnings is specifically addressed in “Note 11 – Segment Reporting” within those financial statements.

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Assets Under Management.” For more information on our management fee rates, please refer to Part II, Item 8 “Financial Statements and Supplementary Data – Note 3 Management Agreements and Fortress Funds.”

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In some cases, we earn incentive income only if a fund’s investments meet specified performance thresholds. We therefore monitor our funds’ proximity to such performance thresholds. For more information on our funds’ performance, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Performance of our Funds.” For more information on our funds’ incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 “Financial Statements and Supplementary Data – Note 3 Management Agreements and Fortress Funds.”

Investment Performance

The investment income (loss) from our principal investments is recorded currently (i.e., whether or not realized) in net income (loss), generally based on the net asset values of the funds in which we have invested (our “principal investments”). For segment reporting purposes, investment income (loss) is recorded only when income (loss) from a fund investment becomes realized as realizable, or as applicable. Therefore, for segment reporting purposes, investment income (loss) does not reflect unrealized gains or losses embedded in certain of our investments. For more information on the investment income (loss) included in net income (loss), please refer to Part II, Item 8 “Financial Statements and Supplementary Data – Note 4 – Investments and Fair Value.” For more information on the unrealized gains (losses) currently embedded in our principal investments for segment reporting purposes, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Segment Analysis – Principal Investments.”

Our investments are generally financed by our credit agreement. For more information on our credit agreement, please refer to Part II, Item 8 “Financial Statements and Supplementary Data – Note 5 – Debt Obligations.”

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and credit funds. In addition, we now offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2010, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $15.0 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.7 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds — a business that manages approximately $13.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities, on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $11.7 billion of AUM, as a separate segment until such time as its operations become significant.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2010	2009	2008
Private Equity
Funds
Management Fees	$138,038	$131,470	$162,891
Incentive Income (A)	41,649	36,506	(94,719)

Castles
Management Fees	48,135	50,362	54,102
Incentive Income	—	—	12

Liquid Hedge Funds
Management Fees	79,034	79,368	217,575
Incentive Income	64,999	14,195	17,658

Credit Funds
Hedge Funds
Management Fees	143,817	122,759	147,823
Incentive Income	104,872	1,960	13,609

PE Funds
Management Fees	48,421	39,849	15,300
Incentive Income (A)	157,646	22,792	412
(A) Net of reserves for future clawback, as applicable.

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

Private Equity Funds

Fortress Investment Funds

Our private equity business is made up primarily of a series of funds named the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees of 0.5% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital (or NAV, if lower), and may decrease in later periods. We also generally earn a 10% to 25% share of the profits on each realized investment in a fund — our incentive income — subject to the fund’s achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

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

Management fees are charged based on the AUM of the Fortress Macro Funds at a rate between 1.5% and 2% annually, depending on the investment and liquidity terms elected by investors. We generally earn incentive income of between 15% and 25% of the fund’s profits, generally payable annually, depending on the investment and liquidity terms elected by investors, and subject to achieving cumulative positive returns since the prior incentive income payment. In other words, an incentive income payment establishes a “high water mark” such that the fund must earn a cumulative positive return from that point forward in order for Fortress to earn incentive income. Investors in the Fortress Macro Funds may invest with the right to redeem without paying any redemption fee either monthly, quarterly, or annually after three years. Some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Commodities Funds

The principal investment objective of these funds is to seek a superior total return on assets by executing a directional investment strategy in the global commodity and equity markets. These funds seek to identify optimal risk-adjusted strategies by assessing opportunities along various points of the relevant commodity and equity supply chains. These funds expect to invest across multiple sectors within the commodity asset class ranging from energy to metals to agriculture and within the cyclical, industrial, and commodity equity universe. Management fee rates for these funds range from 1.5% to 2.5% and we earn incentive income generally equal to 20% of their profits, in some cases subject to a threshold return.

Credit Funds

Credit Hedge Funds

Our credit hedge funds are designed to exploit pricing anomalies that exist between the public and private finance markets. These investment opportunities are often found outside the traditional broker-dealer mediated channels in which investments that are efficiently priced and intermediated by large financial institutions are typically presented to the private investment fund community. We have developed a proprietary network comprised of internal and external resources to exclusively source transactions for the funds.

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

Drawbridge Special Opportunities Funds

The Drawbridge Special Opportunities Funds form the core of our credit hedge fund investing strategy. The funds opportunistically acquire a diversified portfolio of investments primarily throughout the United States, Western Europe and the Pacific region. The funds’ investment program incorporates three complementary investment strategies, focusing on asset-based transactions, loans and corporate securities. The majority of the funds’ investments are relatively illiquid, and the funds generally make investments that are expected to liquidate or be realized within a five year period.

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate generally equal to 2% annually. We generally earn incentive income of 20% of the fund’s profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than paying out redemption requests immediately, the fund may elect to pay out redeeming investors as and when the particular investments held by the fund at the time of redemption are realized.

Fortress Partners Funds

The Fortress Partners Funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third parties with whom we have relationships. Our endowment strategy funds are designed to blend our direct bottom up investing style with third party managers to create excellent risk adjusted returns with an emphasis on capital preservation. Management fee rates for these funds range from 1.0% to 1.5% and we earn incentive income generally equal to 20% of the profits from direct investments only.

Worden Funds

The Worden Funds invest in a diversified portfolio of undervalued and distressed investments primarily in North America and Western Europe, but also in Australia, Asia and elsewhere on an opportunistic basis. These funds seek to achieve their investment objectives primarily through investments in loans and asset-based investments, including portfolios of consumer and commercial receivables and asset backed financial instruments of undervalued or financially troubled companies. Management fees are charged based on the AUM of the Worden Funds at a rate generally equal to 2% annually. We earn incentive income of 20% of the funds’ profits, generally payable annually.

Credit PE Funds

Our credit PE funds are comprised of families of funds as described below. They generally have management fee rates between 1.0% and 1.5% and generate incentive income of between 10% and 20% of a fund’s profits subject to the fund achieving a minimum return as a whole.

Credit Opportunities Funds

Fortress established the Fortress Credit Opportunities Funds to make opportunistic credit-related investments. Their investment objective is to generate significant current income and long-term capital appreciation through investments in a range of distressed and undervalued credit investments, including but not limited to residential loans and securities, commercial mortgage loans and securities, opportunistic corporate loans and securities, and other consumer or commercial assets and asset-backed securities.

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

Real Assets Funds

Fortress established the Real Assets Funds seeking to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds focuses on direct investments in four principal investment categories—real estate, capital assets, natural resources and intellectual property— but also may include indirect investments in the form of interests in real estate investment trusts (“REITs”), master limited partnerships, corporate securities, debt securities and debt obligations—including those that provide equity upside—as well as options, royalties, residuals and other call rights that provide these funds with the potential for significant capital appreciation. The investments are located primarily in North America and Western Europe, but may also include opportunities in Australia, Asia and elsewhere on an opportunistic basis.

Asia Funds

We launched the Fortress Japan Opportunity Funds in mid-2009 to take advantage of the significant distressed opportunities that have emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The Funds will primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, we launched the Fortress Global Opportunities (Yen) Fund in the second half of 2010 to make opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund. This fund will invest primarily in Asia, Australia, North America and Western Europe, but may also invest elsewhere on an opportunistic basis.

Competition

The investment management industry is intensely competitive, and we expect the competition to intensify in the future. We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies, divesting our investments and making other investments. Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments or bid more aggressively than we bid for investments that we want to make. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital. Lastly, the market for qualified investment professionals is intensely competitive. Our ability to continue to compete effectively will depend upon our ability to attract, retain and motivate our employees.

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

Our internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Public Shareholders – Corporate Governance” section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

The leverage ratio, fixed charge coverage ratio and minimum investment assets ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate; our fixed charge coverage ratio fluctuates depending upon various revenues and expenses relative to our outstanding funded indebtedness and cash on hand; and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and, in the case of AUM, our net capital raised or returned. The investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition were adversely affected by the recession. A material default by any portfolio company in which we have a material direct or indirect investment could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations as well as a number of events that, if they occurred, would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following periods: $16.25 million during 2011, $35.0 million in each of 2012, 2013 and 2014, $26.25 million during the first nine months of 2015, and the remaining balance at the maturity of the facilities in October 2015. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

The loss or inability of Mr. Novogratz to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro funds. The loss of the co-chief investment officer of the Fortress Macro funds, Adam Levinson, also could result in withdrawal requests. Substantial withdrawals would have a material adverse effect on the Fortress Macro funds by reducing our management fees from those funds. Further, such withdrawals could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of either Mr. Novogratz or Mr. Levinson, could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “– Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders. In recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry. Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the Company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our liquid hedge and, to a lesser extent, credit fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

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

The terms of our funds generally give either the general partner of the fund or the fund’s board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner, which represent a significant portion of our hedge fund AUM.

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

We may become involved in lawsuits or investigations that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

We could be sued by many different parties, including our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, and regulators, among others. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims against us and against our funds based on alleged conflicts of interest, improper related party transactions, breaches of financing or other agreements, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue.

Lawsuits or investigations in which we may become involved could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit. We could potentially be found liable for significant damages. For instance, in a lawsuit based on an allegation of negligent management of any of our funds, plaintiffs could potentially recover damages in an amount equal to the fund’s investment losses. In general, the applicable standard of care in our contracts with fund or account investors is gross negligence or willful misconduct. However, the majority of the capital in our Logan Circle Partners business is managed under a negligence or reasonable person standard of care, which is more favorable to plaintiffs.

Although we have certain indemnification rights from the funds we manage, these rights may be challenged. Moreover, we could incur legal, settlement and other costs in an amount that exceeds the insurance coverage maintained by us or by our funds. The costs arising out of litigation or investigations could have a material adverse effect on our results of operations, financial condition and liquidity.

Certain of our consolidated subsidiaries have potentially unlimited liability for the obligations of various Fortress Funds under applicable partnership law principles, because they act as general partners of such funds. In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on the Fortress balance sheet in consolidation until the time such liability is legally resolved.

We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

As part of the Dodd-Frank Act, new so-called “whistleblower” provisions have been enacted that will entitle persons who report alleged wrongdoing to the SEC to cash rewards. We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds. Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines if any of our funds are deemed to have violated any regulations.

We do not know what impact the U.S. government’s various efforts to attempt to strengthen the economy and the financial markets or the increased focus by the government on the regulation of the financial services industry will have on our business.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the TARP.

In addition, on July 21, 2010, the U.S. government enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Act”), which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. For instance, in January 2010 the SEC proposed a rule that would require fund advisors with over $1 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations and trading practices, among other topics. As a result, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. It is possible that the Act could, among other things, increase our costs of operating as a public company and impose restrictions on our business. For additional detail, please see “—Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.”

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. In addition, we are subject to regulation under the Investment Company Act of 1940, the Securities Exchange Act of 1934, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies in our private equity funds are also publicly traded and/or are subject to significant regulatory oversight. For example, American General, in which one of our funds acquired a majority stake in 2010, is in the consumer finance industry, which has recently been the focus of extensive regulation. Moreover, some of the portfolio companies in our funds are subject to regulation from non-financial bodies (such as our senior living and railroad investments). As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary by country.

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

The United States enacted the Dodd-Frank Act in July 2010, which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. The Act imposes a wide array of regulations covering, among other things: oversight and regulation of systemic market risk (including the power to liquidate certain institutions); authorizes the Federal Reserve to regulate non-bank institutions; generally prohibits insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds; imposes new registration, recordkeeping and reporting on private fund investment advisers; generally requires OTC derivatives to be cleared through an exchange; imposes minimum equity retention requirements for issuers of asset-backed securities; establishes a new bureau of consumer financial protection, establishes new requirements and higher liability standards on credit rating agencies; requires increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation. Importantly, many key aspects of the changes imposed by the Act will be established by various regulatory bodies and other groups over the next several years. Several key terms in the Act have been left for regulators to define through rulemaking authority. In February 2011, the Federal Reserve proposed definitions for certain key terms that appear in the systemic risk provisions of Title I of the Act. Depending on how these terms are ultimately defined, the Act could give rise to significant new costs for us or our industry or restrict the ways in which we can do business. The Act will likely increase our administrative costs and could impose additional restrictions on our business.

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

New European Union legislation for fund managers could increase our costs and make it more difficult to operate and market our funds.

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU including the marketing of fund interests to EU-domiciled investors. It is anticipated that final details of AIFMD will be published in the first half of 2011. The form of the final Directive may cover topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, and monitoring the use of leverage. Until final laws implementing the Directive are adopted by member states within the EU, we will not know what the impact will be on our business. However, such laws could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility, restrict the size of EU-based funds and generally hamper our ability to grow our business in Europe.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds which have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our Principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third-parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage— or be accused of engaging—in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

The alternate investment management business is intensely competitive.

The recession of the past few years increased the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry. When trying to raise new capital the Company will therefore be competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of fresh investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

•	investment performance;

•	investors’ liquidity and willingness to invest;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	changing, often attenuated decision making processes used by investors;

•	actual or perceived financial condition, liquidity and stability of the Company;

•	quality and mix of services provided to, and duration of relationship with, investors;

•	business reputation; and

•	level of fees and expenses charged for services.

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•

investors may reduce their investments with us or not make additional investments with us based upon dissatisfaction with our investment performance, market conditions, their available capital or their perception of the health of our business;

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2010, 2009 and 2008, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in our share price and impair our ability to raise capital.

Our continued growth places significant demands on our administrative, operational and financial resources.

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations. For example, in April 2010 we acquired Logan Circle Partners, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia.

Our continued growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, in April 2010 we acquired Logan Circle Partners, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

With respect to our hedge funds, our incentive income is paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. See Note 3 to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these private equity style funds, as of December 31, 2010, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. The aggregate amount by which these amounts for all such private equity funds exceeded the funds’ respective net asset values as of December 31, 2010 is disclosed in Note 3 to the consolidated financial statements included herein.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $60 million revolving credit facility and a $277.5 million term loan facility. As of December 31, 2010, we had a $277.5 million term loan outstanding and nothing outstanding under our revolving credit facility ($8.4 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Our revenue from the Fortress Funds is derived principally from three sources: (1) management fees, based on the size of our funds; (2) incentive income, based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Our investors and potential investors continually assess our funds’ performance and our ability to raise capital. In the event that any of our funds perform poorly or suffer from liquidity constraints due to operational or market forces, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time or may require advances to cover expenses which would negatively impact our revenues, liquidity and results of operations and potentially make it more difficult for us to raise new capital. In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2010, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $64.9 million, of which $11.6 million has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $15.0 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future. In addition, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise, as a result of poor performance of our funds or otherwise. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.9 billion during the year ended December 31, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively, and our credit hedge funds received return of capital requests, including affiliates, for $1.2 billion during the year ended December 31, 2010 and for $1.5 billion and $1.5 billion during the years ended December 31, 2009 and 2008, respectively. Losses in our funds also directly impact our operating performance by decreasing the size of our assets under management, which results in lower management fee revenues. Furthermore, if, as a result of poor performance of investments in a private equity fund’s or credit PE fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of December 31, 2010, the cumulative clawback obligation to investors in these funds would be approximately $61.7 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including travel, leisure, real estate, media and gaming) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees.

The recent financial downturn adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

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

Our Castles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

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

Many of our funds also have relied on the structured finance markets. To the extent that financing of that type is unavailable or limited, such funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds’ target range without leverage. This could reduce the overall rate of return such funds obtain from their investments and could lead to a reduction in overall investments by those funds and a slower rate of growth of fee paying assets under management in those funds, with a commensurate decrease in the rate of growth of our management fees.

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

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which are precisely the times when defaults may be most likely to occur.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent insolvency of a number of major financial institutions (such as Lehman Brothers and AIG) who served as counterparties for derivative contracts, insurance policies and other financial instruments with us, our funds and our portfolio companies. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “—We are subject to risks in using prime brokers and custodians.”

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

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund’s specific redemption provisions, and our flagship liquid markets hedge fund has a monthly redemption class. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or broadening of a fund’s investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.9 billion during the year ended December 31, 2010 and $2.2 billion and $5.5 billion during the years ended December 31, 2009 and 2008, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those credit hedge funds totaled approximately $1.2 billion for the year ended December 31, 2010 and $1.5 billion and $1.5 billion for the years ended December 31, 2009 and 2008, respectively.

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

A decline in AUM could result in one or more defaults under fund agreements, which could negatively impact our business.

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

•

Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy — for example a strategy involving the enforcement of property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements — may negatively impact one or more other Fortress funds whether due to reputational or other concerns. In recent months, Fortress has been subjected to intermittent protests by groups affiliated with an animal rights movement related to a historical investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

•

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. The Dodd-Frank Act will also give rise to a substantial set of new rules focused on the use of derivatives, which when fully formulated and enacted may lead to requirements to post additional capital or which may otherwise make our use of derivatives less efficient.

We have been engaged as the investment manager of third-party investment funds and managed accounts, and we may be engaged as the investment manager of other third-party investment funds or managed accounts in the future, and each such engagement exposes us to a number of potential risks.

Changes within the alternative asset management industry may cause investors of some funds to replace their existing fund or managed account managers or may cause certain such managers to resign. In such instances, we may seek to be engaged as investment manager of these funds or accounts. For example, in 2009, we became the investment manager of certain investment funds and accounts previously managed by D.B. Zwirn & Co., L.P.

While being engaged as investment manager of existing third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such engagement. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we have been named as a defendant in various litigation relating to the Zwirn portfolio, and as part of our role as manager, we may incur time and expense in defending these and any similar future litigation. In addition to defending against litigation, being engaged as investment manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities. In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. If we include the financial performance of funds for which we have been engaged as the investment manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

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

Some of our funds had prime brokerage accounts with Lehman Brothers at the time it declared insolvency. These funds are currently working to obtain any assets or funds that are owed by Lehman Brothers to the fund. However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amount they are owed (or potentially receiving nothing at all). Moreover, the suddenness of Lehman’s failure and resulting lack of complete information about the status of certain trades made by our funds created uncertainty as to whether certain trades were appropriately hedged. As our funds made investment decisions based on the information that was available then, investment decisions may have resulted in certain positions being imperfectly hedged or otherwise hedged in a manner that is inconsistent with the fund’s general investment guidelines.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2010, we had 469,384,151 outstanding Class A shares on a fully diluted basis, including 16,645,133 resulting from vested equity compensation, 45,486,529 restricted Class A share units granted to employees and affiliates (net of forfeitures), 426,669 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 57,310,222 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2011 and 2010, respectively, and became eligible for resale by the holders, with a similar amount vesting on each of the two succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2011 and 2010, respectively, the number of shares reserved for issuance pursuant to this calculation increased by 13,161,401 and 4,868,553 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

In addition, in April 2008, Fortress granted to a senior employee 31,000,000 Fortress Operating Group restricted partnership units (“RPUs”) that vest into full capital interests in Fortress Operating Group units, subject to the recipient’s continued employment with Fortress. On January 1, 2011, 10,333,333 of these RPUs vested, and the remaining unvested RPUs are scheduled to vest in equal increments in January 2012 and January 2013. If and when vested, these Fortress Operating Group units will be exchangeable into Class A shares on a one-for-one basis. In addition, such units have the same resale terms and restrictions as those applicable to the principals’ Fortress Operating Group units.

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

Concentrated ownership of our Class B shares and anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control.

Our Principals and one senior employee (who is not a Principal) beneficially own all of our Class B shares. Class B shares represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals’ control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

The IRS could assert that we are engaged in a U.S. trade or business, with the result that some portion of our income would be properly treated as effectively connected income with respect to non-U.S. holders. Moreover, certain REIT dividends and other stock gains may be treated as effectively connected income with respect to non-U.S. holders.

While we expect that our method of operation will not result in a determination that we are engaged in a U.S. trade or business, there can be no assurance that the IRS will not assert successfully that we are engaged in a U.S. trade or business, with the result that some portion of our income would be properly treated as effectively connected income with respect to non-U.S. holders. Moreover, dividends paid by an investment that we make in a REIT that is attributable to gains from the sale of U.S. real property interests will, and sales of certain investments in the stock of U.S. corporations owning significant

U.S. real property may, be treated as effectively connected income with respect to non-U.S. holders. To the extent our income is treated as effectively connected income, non-U.S. holders generally would be subject to withholding tax on their allocable shares of such income, would be required to file a U.S. federal income tax return for such year reporting their allocable shares of income effectively connected with such trade or business, and would be subject to U.S. federal income tax at regular U.S. tax rates on any such income. Non-U.S. holders may also be subject to a 30% branch profits tax on such income in the hands of non-U.S. holders that are corporations.

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

In May 2010, the U.S. House of Representatives passed H.R. 4213, the American Jobs and Closing Tax Loopholes Act of 2010. That proposed legislation contains a provision that, if enacted, would have the effect of treating some or all of the income recognized from “carried interests” as ordinary income. While the proposed legislation, if enacted in its current form, would explicitly treat such income as nonqualifying income under the publicly traded partnership rules, thereby precluding us from qualifying for treatment as a partnership for U.S. federal income tax purposes, the proposed legislation provides for a 10-year transition period before such income would become nonqualifying income. In addition, the proposed legislation could, upon its enactment, prevent us from completing certain types of internal reorganization transactions, or converting to a corporation, on a tax free basis and acquiring other asset management companies on a tax free basis. The proposed legislation may also increase the ordinary income portion of any gain realized from the sale or other disposition of a Class A Share.

Other legislative proposals previously considered would subject our offshore funds to significant U.S. federal income taxes and potentially state and local taxes, which would adversely affect our ability to raise capital from foreign investors and certain tax-exempt investors.

In addition, as a result of widespread budget deficits, several states are evaluating proposals to subject partnerships to state entity level taxation through the imposition of state income, franchise or other forms of taxation. If any version of any of these legislative proposals were to be enacted into law in the form in which it was introduced, or if other similar legislation were enacted or any other change in the tax laws, rules, regulations or interpretations were to preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes under the publicly-traded partnership rules or otherwise impose additional taxes, Class A shareholders would be negatively impacted because we would incur a material increase in our tax liability as a public company from the date any such changes became applicable to us, which could result in a reduction in the value of our Class A Shares.

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.	Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices of our affiliates:

Location	Square Footage	Lease Expiration	Current Annual Rent
			(thousands)
New York	210,580	Dec-2016	$13,318

Other
Atlanta	369	May-2011	42
Berlin	1,753	Jan-2014	32
Charlotte	1,828	Dec-2011	49
Cologne	2,271	Jan-2014	36
Dallas	12,430	Apr-2012	255
Frankfurt	12,756	Sep-2014	554
Hong Kong	280	Jun-2011	112
Luxembourg	3,218	Aug-2011	35
London	19,179	May-2017	2,835
Los Angeles	5,632	May-2012	443
Munich	2,390	Jan-2014	50
New Canaan	3,356	Jan-2013	168
Philadelphia	20,903	Jul-2012	449
Shanghai	6,666	Mar-2011	443
Singapore	3,569	Nov-2013	197
Summit	4,450	Jan-2019	169
Sydney	4,058	Dec-2013	393
Tokyo	12,855	Sep-2015	321
Temporary Space	1,360	Various	138
Disaster Recovery	n/a	Sep-2013	757

Total Other	119,323		7,478

Total	329,903		$20,796

In February 2011, Fortress signed a new lease for office space in San Francisco. The lease expires in December 2021, with a 5 year renewal option, and calls for total minimum rent during the initial term of approximately $15.3 million.

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

Item 4.	(Removed and Reserved.)

Executive Officers of the Registrant

Set forth below is information about our Principal Accounting Officer.

John A. Konawalik (42 years old) was appointed Principal Accounting Officer in February 2011. From 2004 until joining Fortress as Controller in 2010, Mr. Konawalik was employed at the Interpublic Group of Companies, first as Assistant Controller (through 2006) and then as Senior Vice President (Controller and Treasurer) of an Interpublic subsidiary, McCann Worldgroup (from 2007). Mr. Konawalik’s business experience also includes serving as the Director of Internal Controls at AT&T Corp. (2003 – 2004) and holding various positions (including that of Senior Manager) at PricewaterhouseCoopers (1990 – 2003). Mr. Konawalik received a B.S. in Accounting from Penn State University and is a Certified Public Accountant. As a result of his past experiences, Mr. Konawalik has extensive accounting expertise and a familiarity with our Company, all of which provide him the qualifications and skills to serve as our Principal Accounting Officer.

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

	High	Low	Last Sale	Dividends Declared
2010
First Quarter	$5.43	$3.93	$3.99	$—
Second Quarter	$5.46	$2.79	$2.87	$—
Third Quarter	$4.28	$2.70	$3.59	$—
Fourth Quarter	$5.98	$3.51	$5.70	$—

2009
First Quarter	$3.40	$1.02	$2.51	$—
Second Quarter	$8.30	$2.03	$3.42	$—
Third Quarter	$5.96	$2.61	$5.20	$—
Fourth Quarter	$5.85	$3.85	$4.45	$—

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

On February 17, 2011, the closing price for our Class A shares, as reported on the NYSE, was $6.64. As of February 17, 2011, there were approximately 32 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6.	Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from our audited historical consolidated and combined financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Structure

Fortress did not exist in its current form prior to January 2007. Prior to that date, Fortress’s predecessor consisted of a number of partnerships controlled by the Principals, referred to as Fortress Operating Group, which are presented on a combined basis below. The reorganization to Fortress’s current form has been accounted for as a reorganization of entities under common control.

Accordingly, the Registrant has carried forward unchanged the value of assets and liabilities recognized in Fortress Operating Group’s combined financial data into its consolidated financial data. When the Registrant purchased Fortress Operating Group units, from the Principals and directly from the Fortress Operating Group partnerships, it recorded the proportion of Fortress Operating Group net assets acquired at their historical carrying value and proportionately reduced the Principals’ and others’ interests in equity of consolidated subsidiaries. The estimated fair value of such units exceeded their historical carrying value due to Fortress’s management contracts and related agreements which were internally generated and, therefore, ascribed no value in the consolidated financial data. The excess of the amounts paid for the purchase of the Fortress Operating Group units (based on estimated fair value) over the historical carrying value of the proportion of net assets acquired was charged to paid-in capital.

Deconsolidation

Certain of the Fortress Funds were consolidated into Fortress prior to March 31, 2007, notwithstanding the fact that Fortress has only a minority economic interest in these funds. Consequently, Fortress’s financial data reflected the assets, liabilities, revenues, expenses and cash flows of the consolidated Fortress Funds on a gross basis through the date of their deconsolidation. The majority ownership interests in these funds, which are not owned by Fortress, were reflected as Principals’ and others’ interests in equity of consolidated subsidiaries in the accompanying financial data during periods in which such funds were consolidated. The management fees and incentive income earned by Fortress from the consolidated Fortress Funds were eliminated in consolidation; however, Fortress’s allocated share of the net income from these funds was increased by the amount of these eliminated fees. Accordingly, the consolidation of these Fortress Funds had no net effect on Fortress’s earnings from the Fortress Funds.

Following Fortress’s initial public offering, each Fortress subsidiary that acts as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights has led to the deconsolidation of the Fortress Funds from Fortress’s financial data as of March 31, 2007. The deconsolidation of the Fortress Funds has had significant effects on many of the items within this financial data but has had no net effect on net income, or equity, attributable to Fortress’s Class A shareholders. Since the deconsolidation did not occur until March 31, 2007, the statement of operations data and the statement of cash flows data for the year ended December 31, 2007 are presented with these funds on a consolidated basis for the period prior to the deconsolidation.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share data)
Operating Data
Revenues
Management fees, incentive income and other revenues	$950,245	$584,095	$731,800	$926,985	$410,815
Interest and dividend income - investment company holdings	—	—	—	309,030	1,110,489

	950,245	584,095	731,800	1,236,015	1,521,304

Expenses	1,817,994	1,583,836	1,530,353	1,787,043	1,117,283

Other Income (Loss)
Gains (losses) - investment company holdings	—	—	—	(647,477)	6,594,029
Gains (losses) - other	2,997	25,373	(58,305)	(109,160)	173,641
Tax receivable agreement liability adjustment	22,036	(55)	55,115	—	—
Earnings (losses) from equity method investees	115,954	60,281	(304,180)	(61,674)	5,039

	140,987	85,599	(307,370)	(818,311)	6,772,709

Income (loss) before deferred incentive income and income taxes	(726,762)	(914,142)	(1,105,923)	(1,369,339)	7,176,730
Deferred incentive income	—	—	—	307,034	(1,066,137)

Income (loss) before income taxes	(726,762)	(914,142)	(1,105,923)	(1,062,305)	6,110,593
Income tax benefit (expense)	(54,931)	5,000	(115,163)	5,632	(12,525)

Net Income (Loss)	$(781,693)	$(909,142)	$(1,221,086)	$(1,056,673)	$6,098,068

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries (A)	$(497,082)	$(654,527)	$(898,798)	$(996,870)	$5,655,184

Net Income (Loss) Attributable to Class A Shareholders (B)	$(284,611)	$(254,615)	$(322,288)	$(59,803)	$442,884

Dividends declared per Class A share	$—	$—	$0.4500	$0.8424

				Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit				$0.36	$1.21

Weighted average number of Fortress Operating
Group units outstanding				367,143,000	367,143,000

				Jan 17 through Dec 31
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(1.79)	$(2.08)	$(3.50)	$(2.14)

Net income (loss) per Class A share, diluted	$(1.83)	$(2.08)	$(3.50)	$(2.14)

Weighted average number of Class A shares outstanding, basic	164,446,404	125,740,897	94,934,487	92,214,827

Weighted average number of Class A shares outstanding, diluted	467,569,571	125,740,897	94,934,487	92,214,827

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data
Investment company holdings, at fair value	$—	$—	$—	$—	$21,944,596
Investments	1,012,883	867,215	774,421	1,107,919	176,833
Cash, cash equivalents and restricted cash	210,632	197,099	263,337	100,409	625,205
Total assets	2,076,695	1,660,267	1,577,735	1,989,781	23,682,573
Debt obligations payable	277,500	397,825	729,041	535,000	3,306,609
Deferred incentive income	198,363	160,097	163,635	173,561	1,648,782
Total liabilities	1,147,280	1,060,953	1,423,715	1,491,633	5,692,157
Shareholders’/members’ equity, including accumulated other comprehensive income (loss) (B)	411,464	261,217	82,558	190,125	121,521
Principals’ and others’ interests in equity of consolidated subsidiaries (A)	517,951	338,097	71,462	308,023	17,868,895
Total Equity	929,415	599,314	154,020	498,148	17,990,416

(A)	For the year ended December 31, 2006, prior to the issuance of the Class A shares, this amount does not include the Principals’ interests.
(B)	For the year ended December 31, 2006, prior to the issuance of the Class A shares, this amount represents the Principals’ interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Our Business

Fortress is a leading global investment manager with approximately $44.6 billion in AUM as of December 31, 2010. Fortress offers a range of alternative and traditional investment strategies for institutional and private investors around the world. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

The performance of our funds was generally strong in 2010. This, coupled with our continued capital raising within our funds, resulted in improved operating results for 2010. We also improved our liquidity significantly during the year. For more information about these topics, please refer to “Results of Operations – Performance of our Funds,” “Results of Operations – Assets Under Management,” and “Liquidity and Capital Resources” below.

As of December 31, 2010, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $15.0 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $4.7 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds — a business that manages approximately $13.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $11.7 billion of AUM, as a separate segment until such time as its operations become significant.

Understanding the Asset Management Business

As an asset manager we perform a service – we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below.

Private equity style funds are typically “closed-end” funds, which means they work as follows. We solicit fund investors to make capital commitments to a fund. Fund investors commit a certain amount of capital when the fund is formed. We may “draw” or “call” this capital from the fund investors as the fund makes investments. Capital is returned to fund investors as investments are realized. The fund has a set termination date and we must use an investment strategy that permits the fund to realize all of the investments it makes in the fund within that period. Fund investors may not withdraw or redeem capital, barring certain extraordinary circumstances, and additional fund investors are not permitted to join the fund once it is fully formed. Typically, private equity style funds make longer-term, less liquid (i.e. less readily convertible to cash) investments.

Hedge funds are typically “open-end” funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature.

In addition, Fortress acquired a traditional asset management business during 2010. Although not yet significant to our operations, the traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

In exchange for our services, we receive remuneration in the form of management fees and incentive income. Management fees are typically based on a fixed annual percentage of the capital we manage for each fund investor, and are intended to compensate us for the time and effort we expend in researching, making, managing and realizing investments. Incentive income is typically based on achieving specified performance criteria, and it is intended to align our interests with those of the fund investors and to incentivize us to earn attractive returns.

We also invest our own capital alongside the fund investors in order to further align our interests and to earn a return on the investments.

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increasing the amount of capital we manage for fund investors, also known as our “assets under management.”

•	Earning attractive returns on the investments we make.

•	Effectively managing our liquidity, including our debt, and expenses.

Each of these objectives is discussed below.

Assets Under Management

Assets under management, or AUM, fluctuate based on four primary factors:

•

Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes, and (b) the reputation and track record of the manager and its key investment employees.

•

Realization of private equity investments: In “closed-end” funds, AUM decreases when we return capital to fund investors as investments are realized. Investments are realized when they are sold or otherwise converted to cash by the manager.

•

Redemptions: In “open-end” funds, AUM decreases after fund investors ask for their capital to be returned, or “redeemed,” at periodic intervals. Typically, fund investors make this decision based on the same factors they used in making the original investment, which may have changed over time or based on circumstances, as well as on their liquidity needs.

•	Fund performance: AUM increases or decreases in accordance with the performance of fund investments.

It is critical for us to continue to raise capital from fund investors. Without new capital, AUM declines over time as private equity investments are realized and hedge fund investors redeem capital based on their individual needs. Therefore, we strive to maintain a good reputation and a track record of strong performance. We strive to also form and market funds in accordance with investor demand.

We disclose the changes in our assets under management below, under “Results of Operations – Assets Under Management.”

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

•

Fund returns. Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under “Results of Operations – Performance of Our Funds.”

•	Proximity to incentive income threshold. This is a measure of a fund’s performance relative to the performance criteria it needs to achieve in order for us to earn incentive income.

Incentive income is calculated differently for the hedge funds and private equity funds, as described below.

—

We generally earn incentive income from hedge funds based on a straight percentage of the returns of each fund investor, since fund investors may enter the fund at different times. Incentive payments are made periodically, typically annually for the Fortress hedge funds. Once an incentive payment is made, it is not refundable. However, if a particular fund investor suffers a loss on its investment, either from the date of the Fund’s inception or since the last incentive payment to the manager, this establishes a “high water mark” for that investor, meaning a threshold that has to be exceeded in order for us to begin earning incentive income again from that fund investor. Investors in the same fund could have different high water marks, in terms of both percentage return and dollar amount.

—

Since it is impractical to disclose this information on a fund investor-by-investor basis, it may be disclosed based on the following metrics: the percentage of fund investors who have a high water mark, and the aggregate dollar difference between the value of those fund investors’ investments and their applicable aggregate high water mark. The investments held by fund investors who do not have a high water mark are eligible to generate incentive income for us on their next dollar earned.

—

We generally earn incentive income from private equity style funds based on a percentage of the net returns of the fund, subject to the achievement of a minimum return (the “preferred” return) to fund investors. Incentive income is generally paid as each investment in the fund is realized, subject to a “clawback.” At the termination of such a fund, a computation is done to determine how much incentive income we should have earned based on the fund’s overall performance, and any incentive income payments received by us in excess of the amount we should have earned must be returned by us (or “clawed back”) to the fund for distribution to fund investors. Certain of our private equity style funds pay incentive income only after all of the fund’s invested capital has been returned.

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status			Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?	(Refer to Note 3 to our consolidated financial statements)

Yes	Yes	No	- The amount of previously distributed incentive income.

- The amount of “undistributed incentive income,” which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	- The amount of previously distributed incentive income.

- The “intrinsic clawback,” which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.

- The amount by which the total current fund value would have to increase as of the reporting date in order to reduce the intrinsic clawback to zero such that we would be in a position to earn additional incentive income from the fund in the future.

No	Yes	N/A	- The amount of “undistributed incentive income,” which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

No	No	N/A	- The amount by which the total current fund value would have to increase as of the reporting date such that we would be in a position to earn incentive income from the fund in the future.

We disclose each of these performance measures, as applicable, for all of our funds in Note 3 to our consolidated financial statements contained herein.

Liquidity, Debt and Expense Management

We may choose to use leverage, or debt, to manage our liquidity or enhance our returns. We strive to achieve a level of debt that is sufficient to cover working capital and investment needs, but not in an amount or way which causes undue stress on performance, either through required payments or restrictions placed on Fortress.

Our liquidity, and our ability to repay our debt, as well as the amount by which our metrics exceed those required under our debt covenants are discussed below, under “– Liquidity and Capital Resources,” “– Debt Obligations,” and “– Covenants.”

We must structure our expenses, primarily compensation expense which is our most significant expense, so that key employees are fairly compensated and can be retained, while ensuring that expenses are not fixed in such a way as to endanger our ability to operate in times of lower performance or reduced liquidity. To this end, we generally utilize discretionary bonuses, profit sharing and equity-based compensation as significant components of our compensation plan.

•

Profit sharing simply means that when profits increase, either of Fortress as a whole or of a specified component (such as a particular fund) of Fortress, employees receive increased compensation. In this way, employees’ interests are aligned with Fortress’s, employees can receive significant compensation when performance is good, and we are able to reduce expenses when necessary.

•

Equity-based compensation simply means that employees are paid in equity of Fortress rather than in cash. This form of compensation has the advantage of never requiring a cash expenditure, while aligning employees’ interests with those of Fortress.

Our liquidity is discussed below, under “– Liquidity and Capital Resources.” Our compensation expenses, including profit sharing and equity-based, are discussed in Note 8 to our consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 11 to our consolidated financial statements contained herein.

Understanding our Financial Statements

Balance Sheet

Our assets consist primarily of the following:

1)	Investments in our funds, recorded generally based on our share of the funds’ underlying net asset value, which in turn is based on the estimated fair value of the funds’ investments.

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible – it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility.

2)	Accrued compensation, generally payable to employees shortly after year-end.

3)	Amounts due to our Principals under the tax receivable agreement. These amounts partially offset the deferred tax assets and do not become payable to the Principals until the related future tax benefits are realized.

4)	Deferred incentive income, which is incentive income that we have already received in cash but is subject to contingencies and may have to be returned (“clawed back”) to the respective funds if certain performance hurdles are not met.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectability of receivables.

4)	Current amounts due under our credit facility.

5)	Other current liabilities, primarily accrued compensation.

6)	Debt covenants.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds’ performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash.

2)	Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Principals agreement compensation, which has no economic effect on us and is not considered by management in assessing our performance.

4)	Other general and administrative expenses and interest.

5)	Taxes.

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the “– Results of Operations – Segment Analysis” section herein.

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

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments. Our traditional asset management business, Logan Circle Partners, L.P. (“Logan Circle” or “Logan Circle Partners”) (see Note 3 to the consolidated financial statements included herein) is initially being reported in the “unallocated” section of our segments until such time as it becomes material to our operations.

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

While market conditions in the United States and abroad have improved meaningfully over the last two years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets. We and other market participants face continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures. If market conditions remain challenging or deteriorate in the future – particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds and may counteract the progress we have made over the last several years.

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

Debt market conditions began to deteriorate in mid-2007, as the United States experienced considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been impaired since that time, although securitization activity has been increasing in 2011. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption. Debt market conditions improved significantly in 2010 and have remained strong in early 2011, which enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments.

As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. Equity market conditions have generally stabilized since the second quarter of 2009, and we have been able to successfully access the equity markets in the United States and abroad during 2009 and 2010 (including, for example, our IPOs of Rail America, Seacube Container Leasing Ltd. and Whistler Blackcomb Holdings Inc.). That said, the U.S. and global equity markets remain somewhat volatile, and we cannot predict the future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have improved meaningfully over the last year, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. However, maintaining this liquidity rather than investing available capital, and the reduced availability of attractive financing, has reduced our returns. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions.

The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of certain of our investments, which, in turn, has impacted our management fees, incentive income and investment income as described below. During 2010, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

•

The market prices of the investments held by our private equity funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and the first quarter of 2010, but experienced volatility since then. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income. Furthermore, the disruptions in the debt and equity markets have made exit strategies for private investments more difficult to execute as potential buyers have difficulty obtaining attractive financing and the demand for IPOs has been greatly reduced. Although we successfully executed IPOs of three of our private equity portfolio companies in 2009 and 2010, the overall volume of IPO transactions has continued to be significantly lower than in certain prior years and execution risk for such transactions remains higher. These conditions have made it more difficult to generate positive investment returns.

•	As a result of the above factors:

—

We have not paid a dividend on our Class A shares since the second quarter of 2008. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings. If current conditions persist or deteriorate, we may be unable to pay any dividends.

—

Declines in the value of our funds’ investments have impacted our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “– Fee Paying Assets Under Management” below for a table summarizing our AUM.

—

Our liquid and credit hedge funds received a total of $0.9 billion and $1.2 billion in redemption and return of capital requests, respectively, including affiliates, for the year ended December 31, 2010. Our liquid hedge funds received a total of $2.2 billion and $5.5 billion of redemption requests in 2009 and 2008, respectively. Our credit hedge funds received return of capital requests totaling $1.5 billion and $1.5 billion in 2009 and 2008, respectively. These redemptions will directly impact the management fees we receive from such funds (which generally pay management fees of between 1% - 3% of AUM). Investors in our credit hedge funds are permitted to request that their capital be returned on an annual basis. With respect to capital returns requested in 2008 and 2009 from our Drawbridge Special Opportunities Funds and in 2010 from our onshore Drawbridge Special Opportunities Fund, such returns of capital are generally being paid over time as the underlying investments are liquidated. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. Future return of capital requests may be paid immediately or over time, in accordance with the governing documents of the applicable funds.

—

In previous periods, we disclosed that the NAVs of most of our investors in our main credit and liquid hedge funds were below their incentive income thresholds (high water marks). As a result of recent improved performance, the incentive income outlook for these funds has substantially improved and substantially all of the NAV in these funds is above the applicable high water marks. See Note 3 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others.

—

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

—

Despite the volatile economic conditions, our overall investment performance and financial condition improved significantly during 2010. Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered by investment products offered by alternative asset managers. We have benefited in past years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Although spreads over the past several years have been volatile, they have widened significantly from levels prior to the challenging market conditions. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have recently reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 and 2010 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased—and redemption requests appear to have decreased—relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis.

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

	Year Ended December 31,			Variance
	2010	2009	2008	2010/2009	2009/2008
Revenues
Management fees: affiliates	$441,145	$433,501	$593,007	$7,644	$(159,506)
Management fees: non-affiliates	27,794	4,724	5,333	23,070	(609)
Incentive income: affiliates	302,261	50,900	56,588	251,361	(5,688)
Incentive income: non-affiliates	25,847	999	13,334	24,848	(12,335)
Expense reimbursements from affiliates	146,127	85,186	52,627	60,941	32,559
Other revenues	7,071	8,785	10,911	(1,714)	(2,126)

	950,245	584,095	731,800	366,150	(147,705)

Expenses
Interest expense	19,773	24,271	40,140	(4,498)	(15,869)
Compensation and benefits	720,712	504,645	440,659	216,067	63,986
Principals agreement compensation	952,077	952,077	954,685	—	(2,608)
General, administrative and other expense (including depreciation and amortization)	125,432	102,843	94,869	22,589	7,974

	1,817,994	1,583,836	1,530,353	234,158	53,483

Other Income (Loss)
Gains (losses)	2,997	25,373	(58,305)	(22,376)	83,678
Tax receivable agreement liability adjustment	22,036	(55)	55,115	22,091	(55,170)
Earnings (losses) from equity method investees	115,954	60,281	(304,180)	55,673	364,461

	140,987	85,599	(307,370)	55,388	392,969

Income (Loss) Before Income Taxes	(726,762)	(914,142)	(1,105,923)	187,380	191,781
Income tax benefit (expense)	(54,931)	5,000	(115,163)	(59,931)	120,163

Net Income (Loss)	(781,693)	(909,142)	(1,221,086)	127,449	311,944

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors which have affected our business and materially impacted our results of operations:

•	changes in our AUM;

•	level of performance of our funds; and

•	changes in the size of our fund management and investment platform and our related compensation structure.

Each of these factors is disclosed below.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of raising new funds, capital acquisitions, and increases in the NAVs of certain funds from new investor capital and retained profits, offset by lower performance in certain funds coupled with redemptions in our hedge funds.

Our AUM has changed over these periods as follows (in millions):

	Private Equity		Liquid Hedge Funds	Credit		Logan Circle Partners L.P.	Total
	Funds	Castles		Hedge Funds	PE Funds (J)
2008
AUM January 1, 2008	$12,643	$3,328	$8,128	$7,867	$635	$—	$32,601
Capital raised (A)	745	—	2,827	1,385	167	—	5,124
Increase in invested capital	1,804	—	—	27	2,599	—	4,430
Redemptions (B)	—	—	(1,804)	(471)	—	—	(2,275)
Return of capital distributions (E)	(366)	(28)	—	(13)	(514)	—	(921)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Equity buyback (G)	—	(31)	—	—	—	—	(31)
Crystallized incentive income (H)	—	—	(15)	(95)	—	—	(110)
Income (loss) and foreign exchange (I)	(4,519)	(87)	(1,967)	(2,431)	(585)	—	(9,589)

AUM December 31, 2008	$10,307	$3,182	$7,169	$6,269	$2,302	$—	$29,229

2009
Capital raised (A)	—	—	704	—	614	—	1,318
Capital acquisitions	—	—	—	3,310	—	—	3,310
Increase in invested capital	79	—	1	2	1,266	—	1,348
Redemptions (B)	—	—	(3,776)	—	—	—	(3,776)
SPV distributions (C)	—	—	(705)	—	—	—	(705)
RCA distributions (D)	—	—	—	(726)	—	—	(726)
Return of capital distributions (E)	(170)	—	—	(36)	(1,476)	—	(1,682)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (H)	—	—	(7)	—	—	—	(7)
Income (loss) and foreign exchange (I)	1,128	50	911	437	641	—	3,167

AUM December 31, 2009	$11,344	$3,232	$4,297	$9,256	$3,347	$—	$31,476

2010
Capital raised (A)	—	2	1,698	447	452	—	2,599
Capital acquisitions	—	—	—	—	—	11,448	11,448
Increase in invested capital	56	—	10	2	2,625	—	2,693
Redemptions (B)	—	—	(872)	(63)	—	—	(935)
SPV distributions (C)	—	—	(814)	—	—	—	(814)
RCA distributions (D)	—	—	—	(1,523)	—	—	(1,523)
Return of capital distributions (E)	(199)	—	—	(403)	(1,720)	—	(2,322)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Equity buyback (G)	—	(62)	—	—	—	—	(62)
Crystallized incentive income (H)	—	—	(10)	—	—	—	(10)
Net client flows (traditional)	—	—	—	—	—	(345)	(345)
Income (loss) and foreign exchange (I)	722	(135)	375	728	113	605	2,408

AUM December 31, 2010	$11,923	$3,037	$4,684	$8,444	$4,817	$11,708	$44,613

(A)	Includes offerings of shares by the Castles, if any.
(B)	Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end.
(C)	Mainly represents distributions from the Drawbridge Global Macro Fund SPV, which was established to hold the illiquid assets pertaining to investors who gave redemption notices in the fourth quarter of 2008.
(D)	Represents distributions from (i) assets held within redeeming capital accounts (or “RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.
(E)	Return of capital distributions are based on realization events for private equity and credit PE funds. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.
(F)	The reset date of certain Private Equity or Credit PE funds is an event determined by the earliest occurrence of (i) the first day following the expiration of the capital commitment period of a fund, (ii) a successor fund or entity draws capital contributions or charges management fees or (iii) the date on which all unpaid capital obligations have been cancelled. For the period commencing with the initial closing of or contribution to the fund and ending on the last day of the semi-annual or quarterly period ending on or after the reset date, certain funds generate management fees as a percentage of the fund’s capital commitments and certain funds generate management fees as a percentage of the fund’s aggregate capital contributions. Thereafter, such funds generate management fees as a percentage of the aggregate capital contributed adjusted for the fair value of each investment that is below the associated investment’s contributed capital.

During the first quarter of 2011, the capital commitment period of Fund V, Fund V Coinvestment and FECI will expire, resetting each fund. At such time, the AUM for these funds will be reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds will generate lower management fees.

(G)	Represents the buyback of common shares by Eurocastle in 2008 and the buyback of preferred shares by Newcastle in 2010.
(H)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.
(I)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(J)	As of December 31, 2010, the credit PE funds had approximately $3.2 billion of uncalled capital that will become assets under management when deployed/called.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

					AUM				Returns (B)
					December 31,				Inception to December 31,
Name of Fund	Inception Date		Maturity Date (A)		2010	2009	2008		2010	2009	2008
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A	)	$—	$—	$36		25.7%	25.9%	25.8%
Fund II	Jul-02		Feb-13		196	328	328		36.1%	37.0%	35.0%
Fund III	Sep-04		Jan-15		1,306	1,264	803		1.9%	1.0%	(16.2)%
Fund III Coinvestment	Nov-04		Jan-15		97	124	112		0.5%	0.3%	(9.3)%
Fund IV	Mar-06		Jan-17		2,503	2,262	1,893		(5.0)%	(11.5)%	(21.4)%
Fund IV Coinvestment	Apr-06		Jan-17		584	501	441		(6.9)%	(14.0)%	(20.5)%
Fund V	May-07		Feb-18		3,969	3,963	4,000		(C )	(C )	(C )
Fund V Coinvestment	Jul-07		Feb-18		935	935	878		(C )	(C )	(C )
FRID	Mar-05		Apr-15		482	476	260		(8.4)%	(11.2)%	(28.9)%
GAGACQ Coinvestment Fund	Sep-04		Permanent		—	—	9		20.6%	22.2%	15.8%
FRIC	Mar-06		May-16		129	110	33		(10.1)%	(16.1)%	(47.0)%
FICO	Aug-06		Jan-17		32	39	113		(100.0)%	(100.0)%	(64.6)%
FHIF	Dec-06		Jan-17		1,041	699	772		0.0%	(11.6)%	(12.1)%
FECI	Jun-07		Feb-18		533	532	532		(5.9)%	(11.1)%	(7.9)%

								Returns (B)
								Inception to Date (D)	2010	2009	2008
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13		116	111	97	(7.3)%	11.7%	19.4%	(C )

Private Equity – Castles
Newcastle Investment Corp.	Jun-98		Permanent		1,102	1,165	1,165	N/A	N/A	N/A	N/A
Eurocastle Investment Limited	Oct-03		Permanent		1,935	2,067	2,017	N/A	(8.7)%	(12.1)%	3.6%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02		Non-redeemable		419	1,429	6,087	10.0%	9.8%	24.2%	(21.9)%
Fortress Macro Funds	May-09		Redeemable		2,399	1,858	—	12.4%	10.7%	9.8%	N/A
Fortress Commodities Fund LP	Jan-08		Redeemable		868	782	1,068	5.3%	1.8%	7.3%	6.8%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable		103	100	—	2.2%	2.7%	(0.1)%	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02		PE style redemption		4,498	4,592	4,430	10.4%	25.5%	25.0%	(26.4)%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02		PE style redemption		663	549	446	10.6%	29.0%	30.0%	(29.4)%
Worden Funds	Jan-10		PE style redemption		245	—	—	(C )	(C )	N/A	N/A
Fortress Partners Fund LP	Jul-06		Redeemable		873	844	708	1.6%	12.3%	16.7%	(33.0)%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable		798	740	597	2.4%	12.8%	18.9%	(25.3)%
Value Recovery Funds and related assets	(F	)	Non- redeemable		1,299	2,463	—	(F )	(F )	(F )	(F )

									Returns (B)
									Inception to December 31,
									2010	2009	2008
Credit PE Funds
Credit Opportunities Fund	Jan-08		Oct-20		1,180	1,557	1,235		32.4%	29.6%	(C )
Credit Opportunities Fund II	Jul-09		Jul-22		835	133	—		(C )	(C )	N/A
FTS SIP LP	Sep-08		Oct-18		382	384	324		34.3%	(C )	(C )
FCO MA LSS	May-10		Jun-24		62	—	—		(C )	N/A	N/A
FCO MA II	Jun-10		Jun-22		158	—	—		(C )	N/A	N/A
FCO MA Maple Leaf	Oct-10		Oct-20		60	—	—		(C )	N/A	N/A
Long Dated Value Fund I	Apr-05		Apr-30		201	201	194		3.2%	1.4%	(C )
Long Dated Value Fund II	Nov-05		Nov-30		194	207	207		3.6%	2.8%	(0.3)%
Long Dated Value Fund III	Feb-07		Feb-32		209	201	115		10.1%	(C )	(C )
LDVF Patent Fund	Nov-07		Nov-27		14	14	16		15.9%	(C )	(C )
Real Assets Fund	Jun-07		Jun-17		159	91	121		9.2%	(C )	(C )
Assets Overflow Fund	Jul-08		May-18		34	73	90		(C )	(C )	(C )
Japan Opportunity Fund	Jun-09		Jun-19		908	486	—		(C )	(C )	N/A
Net Lease Fund	Jan-10		Feb-23		30	—	—		(C )	N/A	N/A
Global Opportunities Fund	Sep-10		Sep-20		147	—	—		(C )	N/A	N/A
Life Settlements Fund	Dec-10		Dec-22		216	—	—		(C )	N/A	N/A
Life Settlements Fund MA	Dec-10		Dec-22		19	—	—		(C )	N/A	N/A

Subtotal – all funds					31,933	31,280	29,127
Managed accounts					972	196	102

Total – Alternative Investments					32,905	31,476	29,229
Logan Circle Partners, L.P.					11,708	—	—

Total (G)					$44,613	$31,476	$29,229

(A)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. The liquid hedge funds and the Fortress Partners funds are generally redeemable at the option of the fund investors. The Drawbridge Special Opportunity Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Drawbridge Global Macro Funds and Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 81% of our alternative investment AUM as of December 31, 2010.

(B)	Represents the following:

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2008, 2009 and 2010 ROE is not meaningful because Newcastle had negative book equity.

For liquid and credit hedge funds returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

For the Mortgage Opportunities Fund, returns represent the ratio of periodic performance to original contributed capital.

(C)	These funds had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these years. In some cases, particularly Fund V, and Fund V Coinvestment, returns during these periods were significantly negative.

(D)	For liquid hedge funds and credit hedge funds, reflects a composite of monthly returns presented on an annualized net return basis. For the Mortgage Opportunities Fund, reflects the ratio of inception-to-date performance to original contributed capital on an annualized basis.

(E)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(F)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(G)	In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.

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

In determining our segment measure of operations, distributable earnings, we generally recognize private equity style incentive income when gains are realized and hedge fund incentive income based on current returns, and we recognize our employees’ share of this income as compensation expense at the same time. In contrast, GAAP requires that we likewise recognize the compensation when incurred, but we must defer the recognition of the revenue until all contingencies, primarily minimum returns over the lives of the private equity style funds and annual performance requirements of the hedge funds, are resolved – regardless of the probability of such returns being met. As a result, when we have significant PE style realizations or positive returns in interim periods in our hedge funds, which we regard as positive events, the related incentive income impact improves our segment distributable earnings while reducing our GAAP results for the same period.

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount decreased from 914 employees as of December 31, 2008 to 811 employees as of December 31, 2009 and then increased to 900 employees as of December 31, 2010.

Revenues

	Year Ended December 31,			Variance
	2010	2009	2008	2010 /2009	2009 / 2008
Management fees: affiliates	$441,145	$433,501	$593,007	$7,644	$(159,506)
Management fees: non-affiliates	27,794	4,724	5,333	23,070	(609)
Incentive income: affiliates	302,261	50,900	56,588	251,361	(5,688)
Incentive income: non-affiliates	25,847	999	13,334	24,848	(12,335)
Expense reimbursement from affiliates	146,127	85,186	52,627	60,941	32,559
Other revenues	7,071	8,785	10,911	(1,714)	(2,126)

Total Revenues	$950,245	$584,095	$731,800	$366,150	$(147,705)

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

For the year ended December 31, 2010 compared with the year ended December 31, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $7.6 million primarily due to (i) the recognition of $6.0 million in accrued management fees previously deemed uncollectible, (ii) a net increase of $3.5 million as a result of changes in the average management fee percentage earned by certain of our funds and (iii) an increase of $3.4 million in management fees primarily due to an increase of $342.3 million in realized proceeds recognized by the Value Recovery Funds which Fortress began managing in June 2009. These increases in management fees from affiliates were partially offset by a $4.4 million net decrease in management fees generated by changes in the average AUM of our funds and a $0.9 million net decrease in management fees as a result of changes in foreign currency exchange rates. The $4.4 million net decrease in management fees generated by the changes in the average AUM was primarily due to the net effect of increases (decreases) in the average AUM of ($0.1) billion, ($0.1) billion, ($0.6) billion, $0.3 billion and $0.1 billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds (excluding the Value Recovery Funds), and our credit PE funds, respectively.

Management fees from non-affiliates increased by $23.1 million primarily due to (i) an increase of $13.4 million in management fees from Logan Circle which we acquired in April 2010, (ii) a net increase of $9.1 million in management fees from non-affiliates primarily attributed to a net increase of $0.5 billion in average AUM from our managed accounts, excluding Logan Circle and the managed accounts associated with the Value Recovery Funds, for the year ended December 31, 2010 as compared to the prior comparative period and (iii) a net increase of $0.3 million in management fees primarily due to an increase of $33.6 million in realized proceeds recognized by the managed accounts associated with the Value Recovery Funds which Fortress began managing in June 2009.

Incentive income from affiliates increased by $251.4 million primarily as a result of (i) a $92.8 million net increase in incentive income recognized from our credit hedge funds due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the year ended December 31, 2010, and subsequent positive performance, (ii) $90.9 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the year ended December 31, 2010 as compared to $22.8 million of incentive income recognized for the prior comparative period, (iii) $70.1 million of incentive income recognized from our private equity funds for the year ended December 31, 2010 as compared to $13.0 million incentive income recognized for the prior comparative period and (iv) a $33.3 million net increase in incentive income recognized from our liquid hedge funds due to an increase in the average capital eligible for incentive income during the year ended December 31, 2010. The $70.1 million in incentive income recognized from our private equity funds for the year ended December 31, 2010 was primarily related to the recognition of $7.1 million and $63.0 million in incentive income from Fund I and Fund II, respectively, as contingencies for repayment had been resolved allowing for income recognition, as well as realization events that have occurred during the year ended December 31, 2010 in connection with the orderly wind down of Fund I.

Incentive income from non-affiliates increased by $24.8 million primarily as a result of $25.8 million of incentive income recognized for the year ended December 31, 2010 as compared to $1.0 million of incentive income recognized in the prior comparative period. The increase in incentive income recognized from non-affiliates for the year ended December 31, 2010 was primarily due to an increase in the average capital eligible for incentive income related to new managed accounts.

Expense reimbursements from affiliates, which are recorded gross on our statement of operations, increased by $60.9 million primarily as a result of (i) an increase of $43.3 million of expense reimbursements recognized due to the consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010 and (ii) an increase of $17.7 million in operating expenses eligible for reimbursement from our funds for the year ended December 31, 2010 as compared to the prior comparative period. The $17.7 million increase in operating expenses eligible for reimbursement from our funds was primarily attributable to Value Recovery Funds, which Fortress began managing in June 2009, and an increase in reimbursable compensation expense for the year ended December 31, 2010.

Other revenues decreased by $1.7 million primarily due to a decrease of $1.7 million in dividend income earned from our direct investments.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

For the year ended December 31, 2009 compared with the year ended December 31, 2008, total revenues decreased as a result of the following:

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

Management fees from non-affiliates decreased by $0.6 million.

Incentive income from affiliates decreased by $5.7 million primarily as a result of (i) a decrease of $25.7 million and $3.2 million in incentive income from our private equity funds and our liquid hedge funds, respectively, and partially offset by (ii) the recognition of $22.8 million and $1.0 million of incentive income from our credit PE funds and our credit hedge funds, respectively, generated from distributions not subject to clawback for the year ended December 31, 2009 as compared to $0.4 million and $0.1 million, respectively, in income recognized in the prior comparative period. The decrease in incentive income from our private equity funds was primarily due to incentive income recognized from Fund I in the amount of $13.0 million for the year ended December 31, 2009 as compared to $38.7 million of incentive income recognized from NIH, Fund I and Fund II for the year ended December 31, 2008, as contingencies for repayment had been resolved allowing for income recognition during those respective periods. The decrease in incentive income from our liquid hedge funds was primarily due to incentive income generated by the Fortress Macro Funds and Fortress Commodities Fund of $3.8 million and $10.4 million, respectively, for the year ended December 31, 2009 as compared to $2.3 million and $15.2 million of incentive income generated by special investments, within the Drawbridge Global Macro Funds, and the Fortress Commodities Fund, respectively, for the year ended December 31, 2008. The decrease of incentive income in the Fortress Commodities Fund was primarily due to a decrease in average capital eligible for incentive income and the decrease of incentive income in special investments was due to realization events in 2008 which did not occur in 2009.

Incentive income from non-affiliates decreased by $12.3 million primarily as a result of a realization event in 2008; there was no such event in 2009.

Expense reimbursements from affiliates increased by $32.6 million primarily due to an increase in operating expenses eligible for reimbursement from our funds for the year ended December 31, 2009, primarily attributable to the Value Recovery Funds which Fortress began managing in June 2009, as compared to the year ended December 31, 2008.

Other revenues decreased by $2.1 million primarily due to a decrease in interest income of $6.6 million offset by a net increase of $4.8 million in dividend income earned primarily from our direct investment in GAGFAH common stock compared to dividends earned from the Castles in the prior comparative period. Interest income decreased due to a decreased average cash balance and decreased average interest rates for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Expenses

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Interest expense	$19,773	$24,271	$40,140	$(4,498)	$(15,869)
Compensation and benefits	720,712	504,645	440,659	216,067	63,986
Principals agreement compensation	952,077	952,077	954,685	—	(2,608)
General, administrative and other (including depreciation and amortization)	125,432	102,843	94,869	22,589	7,974

Total Expenses	$1,817,994	$1,583,836	$1,530,353	$234,158	$53,483

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

For the year ended December 31, 2010 compared with the year ended December 31, 2009, total expenses increased as a result of the following:

Interest expense decreased by $4.5 million primarily due to (i) a decrease of $2.3 million primarily due to a decrease in average borrowings as compared to the year ended December 31, 2009, (ii) a decrease of $2.6 million in the amortization of deferred financing costs, partially offset by (iii) an increase of $0.5 million due to an increase in write-offs of deferred financing costs as a result of a repayment of our prior credit agreement in October 2010.

Compensation and benefits increased by $216.1 million primarily due to (i) a $130.3 million net increase in profit sharing compensation primarily as a result of an increase in incentive income distributions from our funds, (ii) an increase of $49.6 million in compensation and benefits due to the consolidation of FCF effective March 2010, the acquisition of Logan Circle in April 2010, and the Value Recovery Funds which Fortress began managing in June 2009, (iii) an increase of $32.3 million due to an increase in discretionary bonuses, excluding the impact of FCF, Logan Circle, and the Value Recovery Funds, for the year ended December 31, 2010, (iv) an $11.8 million increase in severance compensation, partially offset by (v) a net decrease of $9.8 million in equity-based compensation primarily due to the net impact of a change in the forfeiture assumptions associated with RSU awards.

Principals agreement compensation is being amortized on a straight-line basis over the term of the agreement.

General, administrative and other expenses increased by $22.6 million primarily as a result of (i) additional expenses of $17.9 million related to the consolidation of FCF in March 2010 and the acquisition of Logan Circle in April 2010, (ii) a net increase of $16.8 million in market data research, recruiting, computer maintenance and other general expenses, and (iii) an increase in depreciation and amortization expense of $1.9 million, offset by (iv) a net decrease in the recorded allowance for potentially uncollectible receivables in the amount of $13.2 million and (v) a net decrease in professional fees and consulting fees of $0.8 million.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

For the year ended December 31, 2009 compared with the year ended December 31, 2008, total expenses increased as a result of the following:

Interest expense decreased by $15.9 million primarily due to (i) a decrease of $17.5 million as a result of a decrease in average interest rates and a decrease in average borrowings from the year ended December 31, 2008, (ii) a decrease of $0.6 million in bank and other related charges, and offset by (iii) an increase of $2.8 million due to write-offs and increased amortization of deferred financing costs. The increase in write-offs and amortization of deferred financing costs is primarily due to the partial prepayment of our term loans as a result of our May 2009 equity offering and the March 2009 amendment to our prior credit agreement.

Compensation and benefits increased by $64.0 million primarily due to (i) an increase of $49.3 million in equity-based compensation largely due to a decrease in forfeiture assumptions relating to RSUs under our equity-based compensation plan and an increase of our underlying stock price during the year ended December 31, 2009, (ii) an increase of $26.5 million in equity based compensation primarily due to the 31 million FOG RPUs granted in April 2008 (see discussion below), (iii) a $4.6 million net increase in profit sharing compensation due to an increase in distributions from our credit PE and private equity funds not subject to clawback, offset by (iv) a $9.4 million decrease due to a decrease in our employee population and discretionary bonuses and (v) a $7.0 million one-time discretionary bonus declared during the first quarter of 2008 to one senior employee. Our average headcount for the year ended December 31, 2009 decreased by 4.2% as compared to the year ended December 31, 2008.

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

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2010 of $435 million with a weighted average recognition period of 2.35 years. This does not include amounts related to the Principals Agreement, which is discussed below.

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

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Year Ended December 31,
	2010	2009	2008
GAAP Net Income (Loss)	$(781,693)	$(909,142)	$(1,221,086)
Principals Agreement Compensation	952,077	952,077	954,685

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$170,384	$42,935	$(266,401)

Other Income (Loss)

	Year Ended December 31,			Variances
	2010	2009	2008	2010 / 2009	2009 / 2008
Gains (Losses)	$2,997	$25,373	$(58,305)	$(22,376)	$83,678
Tax receivable agreement liability adjustment	22,036	(55)	55,115	22,091	(55,170)
Earnings (losses) from equity method investees	115,954	60,281	(304,180)	55,673	364,461

Total Other Income (Loss)	$140,987	$85,599	$(307,370)	$55,388	$392,969

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

For the year ended December 31, 2010 compared with the year ended December 31, 2009, total other income (loss) increased as a result of the following:

Gains (losses) decreased by $22.4 million primarily due to (i) the recognition of a net unrealized gain of $3.8 million on our investments in GAGFAH and our Castles for the year ended December 31, 2010, as compared to the recognition of a net unrealized gain of $23.5 million on our investments in GAGFAH and our Castles for the year ended December 31, 2009, (ii) a $3.2 million decrease due to a reversal of a guarantee of potential incentive income clawback payments related to one of our private equity funds that was initially recognized in November 2008 and was subsequently reversed during the year ended December 31, 2009, (iii) the recognition of a net unrealized loss of $2.7 million on our foreign currency hedges for the year ended December 31, 2010, (iv) a net decrease of $1.0 million primarily due to the recognition of a realized loss on our foreign currency hedges for the year ended December 31, 2010, partially offset by (v) an increase of $2.3 million in other realized gains primarily as a result of changes in foreign currency exchange rates, (vi) a net increase of $1.1 million in unrealized gains on our options and convertible debt in our Castles and (vii) an unrealized gain of $0.9 million due to a reduction in the fair value of the liability recorded in association with the contingent consideration paid for Logan Circle.

In connection with changes in the deferred tax asset for the period ended December 31, 2010, we recorded other income of $22.0 million arising from a reduction in the tax receivable agreement liability.

Earnings (losses) from equity method investees increased by $55.7 million primarily due to the recognition of $116.0 million in net income from equity method investees in 2010, compared to the recognition of $60.3 million in net income from equity method investees for the year ended December 31, 2009. The overall increase was primarily a result of improved returns within the funds in which we have investments for the year ended December 31, 2010 as compared to the prior comparative period.

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

Earnings (losses) from equity method investees increased by $364.5 million primarily due to the net effect of (i) the recognition of a $60.3 million in net income from equity method investees in 2009 as a result of an increase in income attributable to investments in our private equity funds, our liquid hedge funds, our credit hedge funds, and our credit PE funds, compared to (ii) the recognition of a $304.2 million loss on our equity method investments for the year ended December 31, 2008. The overall increase in income was primarily a result of improved returns within the funds in which we have investments.

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

For the years ended December 31, 2010, 2009 and 2008, Fortress recognized income tax expense (benefit) of $54.9 million, ($5.0 million) and $115.2 million, respectively. The primary reason for the changes in income tax expense (benefit) are (i) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) a write off of a portion of the deferred tax asset related to RSUs which vested and were delivered at a value substantially less than their original value. During the year ended December 31, 2008, we recorded a valuation allowance for a portion of the deferred tax asset resulting in a $95.9 million charge to income tax expense. The establishment of this valuation allowance in 2008 resulted in a reduction of the obligation associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset of $20.8 million. During the fourth quarter of 2010, Fortress formed a broker-dealer subsidiary. This resulted in a decrease to our deferred tax asset. This decrease in the deferred tax asset caused an increase in Fortress’s tax expense in the fourth quarter of 2010. The deferred tax asset is further discussed under “– Critical Accounting Policies” below.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies.

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

Private Equity Funds

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 /2008
Management Fees	$138,038	$131,470	$162,891	$6,568	$(31,421)
Incentive Income	41,649	36,506	(94,719)	5,143	131,225

Segment revenues - total	$179,687	$167,976	$68,172	$11,711	$99,804

Pre-tax distributable earnings	$126,869	$115,896	$65,208	$10,973	$50,688

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $11.0 million primarily due to:

•

a $6.6 million net increase in management fees. Management fees increased by $6.6 million primarily as a result of (i) a reserve of $11.0 million recorded in the prior year for certain accrued management fees deemed potentially uncollectible and (ii) an increase of $5.0 in Fund III management fees primarily due to an increase in market values and write-ups on portfolio companies. These increases were partially offset by a net decrease of $9.4 million in management fees primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital in 2009 (in particular, within FICO, Fund IV, Fund IV Coinvestment, FRID, and FHIF), which impacted the computation of 2010 management fees;

•

a $0.7 million net increase in incentive income. Incentive income increased by $5.1 million which was partially offset by a corresponding increase in the employees’ share of incentive income of $4.5 million which is reflected as profit sharing compensation expense. The increase of $5.1 million of incentive income was attributable to an increase of $32.2 million in incentive income as a result of an increase in realization events which was partially offset by a $27.1 million reversal of clawback reserve against Fund II incentive income recorded during the year ended December 31, 2009 as compared to no change in the clawback reserve recorded during the year ended December 31, 2010; and

•

a $3.7 million decrease in operating expenses primarily related to (i) a decrease of $1.8 million in professional fees and other general expenses, which was primarily attributed to write-offs that were recognized in the prior comparative period for capitalized professional fees and other general expenses for a fund which did not launch, (ii) a $1.1 million decrease in corporate allocable expenses and (iii) a $0.6 million decrease in compensation and benefits expense.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings increased by $50.7 million primarily due to:

•

a $26.7 million net decrease in management fees. Management fees decreased by $31.4 million primarily due to (i) a $23.3 million decrease primarily as a result of the net asset value of certain portfolio companies in our private equity funds and special investments declining below their invested capital, (ii) a reserve of $11.0 million for certain accrued management fees deemed potentially uncollectible, and (iii) a $4.0 million decrease due to a reduction in the average management fee percentage earned primarily from Mortgage Opportunities Funds I and II and Fund V Coinvestment. These decreases were partially offset by an increase of $5.8 million primarily generated by capital called for Fund V Coinvestment and Fund II. The management fee decrease of $31.4 million was partially offset by a corresponding reduction of $4.8 million in the employees’ percentage share of management fees;

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

Publicly Traded Alternative Investment Vehicles (“Castles”)

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Management Fees	$48,135	$50,362	$54,102	$(2,227)	$(3,740)
Incentive Income	—	—	12	—	(12)

Segment revenues - total	$48,135	$50,362	$54,114	$(2,227)	$(3,752)

Pre-tax distributable earnings	$18,012	$20,899	$15,409	$(2,887)	$5,490

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings decreased by $2.9 million primarily due to:

•

a $2.2 million decrease in management fees primarily due to a $1.7 million decrease as a result of changes in foreign currency exchange rates and a $0.6 million net decrease as a result of a decrease in AUM; and

•	a $0.7 million net increase in operating expenses primarily as a result of a net increase in general and administrative expenses.

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

•	a $4.1 million net decrease in operating expenses primarily due to lower compensation expenses.

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Management Fees	$79,034	$79,368	$217,575	$(334)	$(138,207)
Incentive Income	64,999	14,195	17,658	50,804	(3,463)

Segment revenues - total	$144,033	$93,563	$235,233	$50,470	$(141,670)

Pre-tax distributable earnings	$54,653	$21,297	$96,063	$33,356	$(74,766)

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $33.4 million primarily due to:

•

a $3.1 million net increase in management fees. Management fees decreased by $0.3 million primarily due to declines in average AUM caused by investor redemptions which resulted in decreases of $32.3 million and $0.7 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. These decreases were partially offset by (i) a $21.5 million increase due to management fees generated from the Fortress Macro Funds which were launched in May 2009 and (ii) an $11.1 million increase due to management fees generated from certain managed accounts which launched after September 2009. The $0.3 million management fee decrease was offset by a decrease in the employees’ share of management fees of $3.4 million;

•

a $44.8 million net increase in incentive income primarily due to (i) an increase of $54.3 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) that met or exceeded their high water marks, as a result of subsequent positive performance, during the year ended December 31, 2010 and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $5.1 million. This increase to incentive income was partially offset by a net decrease of $3.5 million in incentive income generated by the Fortress Commodities Fund (including related managed accounts) for the year ended December 31, 2010; and

•

a $14.6 million net increase in operating expenses primarily due to (i) an $11.9 million net increase in compensation expense primarily due to an increase in the accrual of discretionary bonuses and (ii) a $2.6 million net increase in general and administrative expenses and allocable corporate expenses for the year ended December 31, 2010 as compared to the prior comparative period.

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

•	a $41.2 million decrease in operating expenses primarily due to a decrease in average headcount.

Credit Hedge Funds

	Year Ended December 31,			Variance
	2010	2009	2008	2010 /2009	2009 / 2008
Management Fees	$143,817	$122,759	$147,823	$21,058	$(25,064)
Incentive Income	104,872	1,960	13,609	102,912	(11,649)

Segment revenues - total	$248,689	$124,719	$161,432	$123,970	$(36,713)

Pre-tax distributable earnings	$81,249	$21,506	$37,548	$59,743	$(16,042)

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $59.7 million primarily due to:

•

a $21.1 million net increase in management fees primarily as a result of (i) a $17.2 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible, (ii) a $2.0 million net increase in management fees from the Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions subsequent to December 31, 2009, and (iii) a $2.5 million increase in management fees from the Worden Funds, which launched in 2010, partially offset by a $0.6 million net decrease in management fees from Drawbridge Special Opportunities Funds resulting primarily from investor redemptions subsequent to December 31, 2009;

•

a $61.1 million net increase in incentive income. Incentive income increased by $102.9 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $41.8 million. Incentive income increased by $102.9 million primarily due to (i) an increase of $88.1 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the year ended December 31, 2010, and subsequent positive performance, (ii) a $4.4 million increase in incentive income from a third party account we manage, (iii) $5.7 million of incentive income from other investments, and (iv) $4.7 million of incentive income from the Worden Funds, which launched in 2010; and

•

a $22.4 million net increase in operating expenses primarily related to (i) a net increase of $17.2 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses and (ii) a $5.3 million net increase in general and administrative expenses and allocable corporate expenses for the year ended December 31, 2010 as compared to the prior comparative period.

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

•

an $8.2 million net decrease in incentive income. Incentive income decreased by $11.6 million, partially offset by a $3.5 million decrease in the employees’ share of incentive income, reflected as profit sharing compensation expense. The $11.6 million decrease in incentive income was primarily attributable to a $13.1 million decrease in incentive income from a third party account we manage due to a realization event in 2008 that did not occur in 2009, partially offset by an increase of $0.4 million due to the change in the average capital eligible for incentive income, and subsequent positive performance; and

•

a $17.7 million net decrease in operating expenses primarily related to decreases of $16.3 million in compensation expenses and $3.3 million in general and administrative expenses offset by a $2.0 million increase in allocable corporate expenses. The decreases were primarily due to (i) a 12.9% decrease in the average headcount (excluding the Value Recovery Funds) for the fiscal year ended December 31, 2009 as compared to the prior comparative period, and (ii) the reimbursement from the Value Recovery Funds of compensation expense for certain credit hedge fund employees which have provided services to the Value Recovery Funds.

Credit PE Funds

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Management Fees	$48,421	$39,849	$15,300	$8,572	$24,549
Incentive Income	157,646	22,792	412	134,854	22,380

Segment revenues - total	$206,067	$62,641	$15,712	$143,426	$46,929

Pre-tax distributable earnings	$95,813	$29,419	$3,167	$66,394	$26,252

Year ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $66.4 million primarily due to:

•

an $8.6 million increase in management fees primarily due to (i) a $10.0 million increase attributable to the Japan Opportunities Fund which was created in June 2009 and (ii) an $8.0 million increase attributable to capital calls made after December 31, 2009, most notably by Credit Opportunities Fund II, Long Dated Value Fund III, Global Opportunities Fund, and certain managed accounts. These increases in management fees were partially offset by a net decrease of $9.3 million primarily due to the return of capital to investors in Credit Opportunities Fund, Assets Overflow Fund, and a third party account we manage;

•

a $63.4 million net increase in incentive income. Incentive income increased by $134.9 million, partially offset by an increase in the employees’ share of incentive income of $71.4 million which is reflected as profit sharing compensation expense. The $134.9 million increase in incentive income is primarily due to distributions generated by certain realization events during the year ended December 31, 2010 primarily from Credit Opportunities Fund and a third party account we manage; and

•

a $5.6 million net increase in operating expenses primarily due to (i) a $4.2 million increase in compensation expense primarily related to an increase in average headcount and the accrual of discretionary bonuses, (ii) a $2.5 million increase in allocable corporate expenses, and (iii) $2.1 million of commissions related to the Global Opportunities Fund. These increases were partially offset by a $3.2 million decrease in general and administrative expenses primarily as a result of a reduction in commissions relating to the Japan Opportunity Fund as compared to the year ended December 31, 2009 and the write-off in the second quarter of 2009 of professional fees attributable to a fund which did not launch.

Year ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable earnings increased by $26.3 million primarily due to:

•

a $24.5 million net increase in management fees primarily due to increases in management fees of (i) $12.9 million primarily as a result of a net increase in average AUM primarily due to improved returns in 2009, and (ii) $11.4 million generated by new credit PE funds created in 2009, most notably Japan Opportunities Fund, Credit Opportunities Fund II, and a new managed account as well as the Assets Overflow Fund created in July 2008;

•

a $10.7 million net increase in incentive income primarily due to $22.4 million of incentive income generated from distributions not subject to clawback for the year ended December 31, 2009 offset by the employees’ share of incentive income of $11.6 million, reflected as profit sharing expense; and

•

an $8.9 million net increase in operating expenses primarily related to increases in general and administrative expenses and allocable corporate expenses. General and administrative expenses and the amount of corporate expenses allocable to the credit PE funds segment increased primarily due to a 140% increase in average headcount in 2009 as compared to the prior comparative period. The average headcount increased primarily due to the Credit Opportunities Fund and the Japan Opportunity Fund, which commenced in June 2009.

Principal Investments

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Pre-tax distributable earnings (loss)	$14,194	$(82,397)	$(379,032)	$96,591	$296,635

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings (loss) increased by $96.6 million primarily due to:

•

a $95.8 million increase in net investment income primarily as a result of a decrease in recorded impairments of $87.6 million, $0.2 million, $0.6 million, and $7.5 million in our investments in our private equity funds, Castles, credit PE funds, and special investments in our hedge funds for the year ended December 31, 2010 as compared to the year ended December 31, 2009;

•

a $1.2 million net decrease in investment income from our investments in our funds. Investment income increased $3.0 million and the employee share of investment income increased by $4.2 million. The $3.0 million net increase in investment income was due to an increase of $13.5 million due to realization events in our credit PE and private equity funds partially offset by a decrease of $10.5 million attributable to our investments in our hedge funds due to lower returns and a decrease in our average investment balances for the year ended December 31, 2010 as compared to the prior comparative period. The employee share of investment income increased due to differences in the percentage of each fund owned by employees and the mix of funds earning investment income;

•

a $4.3 million increase in net investment income primarily due to a decrease in interest expense primarily due to (i) a decrease of $2.3 million primarily due to a decrease in average borrowings as compared to the year ended December 31, 2009, (ii) a decrease of $2.6 million in the amortization of deferred financing costs, and partially offset by (iii) an increase of $0.5 million due to an increase in write-offs of deferred financing costs as a result of a repayment of our prior credit agreement in October 2010;

•

a $0.5 million increase in net investment income due to an increase in the average cash balance and interest rate earned during the year ended December 31, 2010 as compared to the prior comparative period;

•	a $1.7 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investments in GAGFAH common stock; and

•	a $0.9 million decrease in net investment income due to a realized loss on our foreign currency hedges and other foreign currency adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2010:

Fund	Fortress Share of NAV (A)	Fortress DE Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$58	$—	$58	$	N/A
Fund II	1,521	—	1,521		N/A
Fund III and Fund III Coinvestment	10,485	5,032	5,453		N/A
Fund IV and Fund IV Coinvestment	104,901	79,575	25,326		N/A
Fund V and Fund V Coinvestment	105,415	67,994	37,421		N/A
Long Dated Value Funds	21,087	17,228	3,859		N/A
Real Assets Funds	29,717	22,696	7,021		N/A
Credit Opportunities Funds	41,388	25,238	16,152		(2)
Mortgage Opportunities Funds	4,810	967	3,843		N/A
Asia Funds	3,130	2,532	603		(5)
Single Investment Funds (combined)
GAGFAH (XETRA: GFJ)	8,428	2,880	5,548		N/A
Brookdale (NYSE: BKD)	28,550	8,136	20,414		N/A
Private investment #1	228,265	207,357	20,908		N/A
Private investment #2	68,094	43,715	24,379		N/A
Private investment #3	1	2	N/A		(1)
Castles
Eurocastle (EURONEXT: ECT)	2,184	1,947	237		N/A
Newcastle (NYSE: NCT)	6,872	667	6,205		N/A
Other
Hedge fund side pocket investments	82,810	66,266	16,775		(231)
Direct investments	110,653	62,033	48,623		(3)

Total	$858,369	$614,265	$244,346		$(242)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP carrying value.
(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.
(C)	Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Pre-tax distributable loss decreased by $296.6 million primarily due to:

•

a $93.4 million net increase in investment income from our investments in our hedge funds. Investment income increased $107.8 million and the employees share of investment income increased by $14.4 million. The $107.8 million increase in investment income was due to higher returns on our investments in both our liquid hedge funds and credit hedge funds for the year ended December 31, 2009 as compared to the prior comparative period;

•	a $4.8 million increase in net investment income due to dividend income earned primarily from our direct investment in GAGFAH common stock;

•

a $185.5 million increase in net investment income primarily as a result of a decrease in impairments of $140.8 million, $28.3 million, $0.1 million, $10.8 million and $5.5 million in our investments in our private equity funds, Castles, liquid hedge funds, credit hedge funds, and our credit PE funds, respectively, for the year ended December 31, 2009 as compared to the year ended December 31, 2008;

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

Unallocated

	Year Ended December 31,			Variance
	2010	2009	2008	2010 / 2009	2009 / 2008
Pre-tax distributable earnings (loss)	$(18,595)	$(971)	$(548)	$(17,624)	$(423)

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable loss increased by $17.6 million primarily due to:

•	a $13.4 million net increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•	a $30.9 million increase in operating and acquisition expenses, of which $28.2 million was due to the Logan Circle acquisition in April 2010, including $5.1 million of allocated corporate overhead.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), amortization payments under our credit agreement, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2010, the receipt of approximately $64.9 million of management fees had been deferred, of which $11.6 million has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $15.0 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $210.6 million at December 31, 2010, our available draws under our credit facility of $51.6 million (see below regarding the refinancing of the credit facility), and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

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

As of December 31, 2010, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2010 consisted of the following (in thousands).

Private Equity Funds	Outstanding Commitment
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	12,229
Fund V Coinvestment	4
FRID	796
FHIF	9,144
FECI	1,551

Credit PE Funds
Credit Opportunities Fund	13,060
Credit Opportunities Fund II	6,102
FTS SIP L.P.	665
FCO MA LSS	1,692
FCO MA II	9,548
FCO MA Maple Leaf	5,104
Long Dated Value Fund I	460
Long Dated Value Fund II	1,779
Long Dated Value Fund III	165
LDVF Patent Fund	41
Real Assets Fund	21,669
Assets Overflow Fund	140
Japan Opportunity Fund	4,143
Net Lease Fund	369
Global Opportunities Fund	1,782
Life Settlements Fund	79
Life Settlements Fund MA	53
Karols Development Co	5,205
Kiro GK	319
Other	1,161

Total	$101,884

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

2011	$19,810
2012	17,961
2013	17,000
2014	15,826
2015	14,854
Thereafter	14,740

Total	$100,191

In February 2011, Fortress signed a new lease for office space in San Francisco. The lease expires in December 2021, with a 5 year renewal option, and calls for total minimum rent during the initial term of approximately $15.3 million.

Debt Obligations

As of December 31, 2010, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

In May 2007, we entered into a new $1 billion credit agreement (as amended, the “2007 Credit Agreement”). Borrowings and letters of credit issued under the 2007 Credit Agreement bore interest at a rate equal to LIBOR plus 1.20%. On February 1, 2008, the rate was reduced to LIBOR + 0.65% pursuant to the terms of the agreement. In addition, we were required to pay a commitment fee of 0.20% per annum on the unused portion of amounts available under our revolving credit facility.

In April 2008, we entered into an amendment to the 2007 Credit Agreement. The amendment, among other things, (i) modified certain covenants, (ii) increased the rate to LIBOR plus 0.85% and the undrawn commitment fee to 0.25%, and (iii) added a principal amortization schedule.

In November 2008, we entered into an additional amendment to the 2007 Credit Agreement. The amendment, among other things: (i) modified certain covenants, (ii) increased the rate to LIBOR + 2.00%, and (iii) changed the principal amortization terms.

In March 2009, we entered into additional amendments to the 2007 Credit Agreement. The amendments, among other things: (i) modified certain covenants, (ii) increased the rate to LIBOR + 2.50%, and (iii) changed the principal amortization terms.

In June 2009, we entered into an additional amendment to the 2007 Credit Agreement. This amendment, among other things, modified certain covenants and changed the principal amortization terms.

In October 2010, we entered into a new credit agreement (the “2010 Credit Agreement”) and repaid our prior credit agreement in full. The terms of the 2010 Credit Agreement include: a $280 million term loan facility maturing in October 2015, a $60 million revolving credit facility (including a $25 million letter of credit subfacility) maturing in October 2013, an interest rate generally equal to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.75%), and a commitment fee on undrawn amounts of 0.625% per annum, as well as various other customary fees. Additionally, $4.0 million of deferred financing costs related to the prior credit agreement were written off to Interest Expense in October 2010 in connection with its repayment.

The term loan is subject to future mandatory repayments of $2.5 million on each calendar quarter end from March 31, 2011 through September 30, 2011, and $8.75 million on each calendar quarter end from December 31, 2011 through September 30, 2015; in addition, mandatory repayments of 50% of free cash flow of each calendar year, up to a limit, as defined in the 2010 Credit Agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to October 2012 subject to a Make Whole Payment, as defined in the 2010 Credit Agreement. Furthermore, Fortress is required to prepay the 2010 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The foregoing description of the terms of the credit agreements and amendments is not complete and is qualified in its entirety by the full text of the credit agreements and amendments, each of which has been filed with the SEC.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				December 31, 2010
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	December 31, 2010	December 31, 2009	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	—	—
Term loan	277,500	350,000	Oct 2015	6.47%	3.70
Delayed term loan	N/A	47,825	N/A	N/A	N/A

Total	$277,500	$397,825		6.47%	3.70

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate or the minimum rate, as applicable) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was below the minimum of 1.75%.
(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.
(3)	Approximately $51.6 million was undrawn on the revolving debt facility as of December 31, 2010. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.4 million was utilized.

Assuming no Free Cash Flow–based required prepayments, our outstanding debt matures as follows as of December 31, 2010 (in thousands).

2011	$16,250
2012	35,000
2013	35,000
2014	35,000
2015	156,250

Total	$277,500

During the year ended December 31, 2010, the average face amount of our outstanding debt was approximately $349.3 million, and the highest face amount outstanding at one time during this period was $397.8 million, respectively. During this period, we did not incur any new short-term borrowings except as discussed above.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371 million to FIG Corp,. pursuant to a demand note. As of December 31, 2010, the outstanding balance was approximately $316 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2010 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The events of default under the 2010 Credit Agreement are similar to those in our prior credit agreement, are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2010 Credit Agreement) with respect to our material funds. A default under this agreement would likely have a material, adverse impact on our liquidity.

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement. We were in compliance with all of these covenants as of December 31, 2010. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined in the 2010 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•

Permit the Consolidated Leverage Ratio (a measure of outstanding debt compared to EBITDA, as defined in the 2010 Credit Agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•

Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the 2010 Credit Agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•

Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA compared to required debt payments, as defined in the 2010 Credit Agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the 2010 Credit Agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of December 31, 2010.

	December 31, 2010 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥	$25,000	$36,808	(A	)

Consolidated Leverage Ratio	≤	2.75	0.66	(B	)

Minimum Investment Assets Ratio	≥	2.00	3.76	(C	)

Consolidated Fixed Charge Coverage Ratio	≥	1.75	8.60	(B	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

December 31,
2010
Outstanding debt	$288.7
Plus: Outstanding letters of credit	8.4
Less: Cash (up to $50 million)	(50.0)

Net debt	$247.1

Year Ended December 31,
2010
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(772.0)
Depreciation and amortization, interest expense and income taxes	45.4
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	41.0
Other Income Adjustment	(108.7)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,169.9
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the
Principals or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—

EBITDA	$375.6

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit hereto and is incorporated by reference herein.

Dividends / Distributions

2010

During the year ended December 31, 2010, Fortress Operating Group paid or accrued distributions of $88.7 million to the principals and RPU holder in connection with tax obligations.

2009

During the year ended December 31, 2009, Fortress Operating Group paid or accrued distributions of $60.4 million to the principals and RPU holder in connection with tax obligations.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $310.2 million, $117.1 million and $295.1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Operating Activities - Comparative

Cash received for management fees decreased by $10.2 million from $396.5 million in 2009 to $386.3 million in 2010. Management fees are based on average AUM, which decreased from 2009 to 2010 (private equity funds decreased by ($0.1) billion, Castles decreased by ($0.1) billion, liquid hedge funds decreased by ($0.6) billion, credit hedge funds increased by $0.3 billion, and credit PE funds increased by $0.1 billion as a result of redemptions, capital distributions and losses offset by capital raising, including new fund formation, capital acquisitions and returns. In addition, approximately $64.9 million of management fees were past due at December 31, 2010 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in VRF funds. Severe market conditions resulted in lower fund performance and reduced realizations in 2009 and thus an increase of $199.3 million in cash received for incentive income from 2009 to 2010 occurred as conditions improved and realizations increased.

Cash paid for compensation decreased by $15.8 million from the year ended December 31, 2009 compared to December 31, 2010. Bonuses are generally paid in January of the year following the year in which they are earned.

Cash paid for interest decreased approximately $1.3 million primarily due to a lower average debt balance of $349.3 million in 2010 compared to $513.4 million in 2009. The weighted average interest rate increased to 3.4% in 2010 as compared to 2.8% in 2009.

Investing Activities

Our net cash flow provided by (used in) investing activities was ($44.0) million, ($8.1) million and $32.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($74.6) million, ($46.4) million and ($167.8) million during the years ended December 31, 2010, 2009 and 2008, respectively, (ii) distributions of capital from equity method investees of $50.8 million, $42.6 million and $213.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($6.8) million, ($4.3) million and ($13.5) million during the years ended December 31, 2010, 2009 and 2008, respectively. In addition, Fortress used a net $13.5 million of cash during the year ended December 31, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($252.6) million, ($175.2) million and ($164.3) million during the years ended December 31, 2010, 2009 and 2008, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($56.2) million, ($50.0) million and ($203.6) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($72.3) million, ($9.4) million and ($61.3) million during these periods, respectively, and (iii) our net borrowing and repayment activity. In addition, Fortress completed a $219.5 million offering of Class A shares during the year ended December 31, 2009 and paid dividends during the year ended December 31, 2008.

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

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. “clawed back”) to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund’s governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see "Revenue Recognition on Incentive Income" above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity and credit PE incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

Private loans- The most common method used to value private loans is a discounted cash flow analysis. In this method, the estimated future payments to be made by the borrower under the loan agreement are discounted to the present using a discount rate appropriate to the risk level of the borrower and current market interest rates.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2010. As of December 31, 2010, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity	Liquid Hedge Funds		Credit Hedge	Credit PE	Total Investment
Basis for Determining Fair Value	Funds	Long	Short	Funds	Funds	Company Holdings
1. Quoted market prices	9%	52%	74%	2%	3%	7%

2. Other observable market parameters	5%	26%	26%	4%	0%	5%

3A. Third party pricing sources with significant unobservable market parameters (A)	10%	19%	0%	92%	95%	56%

3B. Internal models with significant unobservable market parameters	76%	3%	0%	2%	2%	32%

Total	100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of December 31, 2010, $9.1 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds, $0.2 billion of investments in our credit hedge funds and $0.1 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2010, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.1 million or	$0.7 million	$17.5 million	$0.1 million or

	($4.2 million) (A)			($1.0 million) (A)

Incentive income	N/A(B)	$1.4 million or	$67.8 million or	N/A(B)

		($0.4 million)	($68.5 million)

Earnings from equity method investees	$49.4 million	$0.7 million	$18.4 million	$9.8 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the liquid hedge funds.

(A)

Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2010, $1.8 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2010 is the current reset date.

(B)	Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

Income Taxes

FIG Corp. has recorded a significant deferred tax asset, primarily in connection with our initial public offering and related transactions. These transactions resulted in the basis of Fortress Operating Group’s net assets being in excess of its book basis, which will result in future tax deductions. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals.

The realization of the deferred tax assets is dependent on the amount of our future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2010. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our federal taxable income for historical periods (2010 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average of ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008	$48.0

2009	$24.8

2010: Estimated	$75.6

2011 - 2015: Average Required	$55.5

2016 - 2021: Average Required	$81.2

Based on the effects of the continuing challenging market conditions, we have made an assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. We have established a full valuation allowance for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. The establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset.

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

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since we did not have sufficient historical share performance to use our own historical volatility, adjusted for management’s judgment regarding our expected volatility. Since our initial public offering in February 2007, our actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, we would adjust the volatility assumption used. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on our actual dividend rate at the time of the award; the dividend growth rate used with respect to one type of award was based on management’s judgment and expectations.

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

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the volatility assumption would decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2010, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2011	2012 and 2013	2014 and 2015	Thereafter
Operating lease obligations (1)	$100,191	$19,810	$34,961	$30,680	$14,740
Debt obligations payable (2)	338,292	32,605	97,716	207,971	—
Deferred incentive income (3)	93,609	—	10,259	83,350	—
Service contracts	38,768	15,639	12,577	7,181	3,371
Tax receivable agreement obligations (4)	295,541	30,960	12,025	38,967	213,589
Capital commitments to Fortress Funds (5)	101,884	101,884	—	—	—

Total	$968,285	$200,898	$167,538	$368,149	$231,700

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(2)	Includes interest to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its contractual due date. The future interest payments are calculated using effective rates as the reporting date, including both variable and fixed rates pursuant to the debt agreements.
(3)	Incentive income received from private equity funds and credit PE funds may be subject to contingent repayment or clawback upon termination of each fund, depending on the overall performance of each fund. The amounts presented herein represent the amount of clawback that would be due based on a liquidation of the fund at its net recorded asset value as of the reporting date, which we refer to as intrinsic clawback. The period of payment is based on the contractual maturities of the funds including all available extensions. Based on the accounting method we have adopted, which requires us to record incentive income revenue only when all related contingencies are resolved, the amounts accrued as a deferred incentive income liability on our balance sheet exceed the intrinsic clawback.
(4)	FIG Corp., a wholly owned subsidiary, entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately 13 years.
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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2010, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the “bottom up” and from the “top down” with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

Although the Fortress Funds share many common themes, each segment within the company runs its own investment and risk management process.

•

the investment process of our private equity funds involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

•

our credit hedge funds, credit PE funds and Castles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•

our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying various risk management techniques to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of December 31, 2010 (in thousands):

Assets
Investments	$1,012,883

Liabilities
Debt obligations payable	$277,500

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2010, approximately 43% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•

For hedge funds, other than the Value Recovery Funds, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments. For the Value Recovery Funds, management fees are based on realized proceeds which are not dependent on current estimated fair value; for certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

Changes in values of investments could also indirectly affect future management fees by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay management fees.

Fortress Funds’ Market Risk Impact on GAAP Incentive Income

Our incentive income is generally based on a percentage of profits of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in the values of our investments which, in turn, are impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in the values of its investments, (ii) the period over which the Fortress Funds apply performance criteria (i.e. quarterly, annually or over the life of the fund), (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund’s incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary widely from fund to fund, as summarized below, and is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

•

Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2010 would increase or decrease future incentive income by $105.2 million or ($101.5 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•

Incentive income from the Castles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for certain items (for example, the unrealized gain or loss on non-hedge derivatives).

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the fund on December 31, 2010 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds and managed accounts at December 31, 2010 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$3.3	$	N/A	(E)	$56.2	$3.3	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	8.5		85.5		1.6	8.5		85.5			1.3
Credit
Hedge Funds	12.7		70.1		19.7	12.7		70.1			11.8
PE Funds	0.1		N/A	(E)	9.6	0.1		N/A	(E)		N/A

Total	$24.6		$155.6		$87.1	$24.6		$155.6			$13.1

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(5.4)	$	N/A	(E)	$(56.2)	$(5.4)	$	N/A	(E) (F)	$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Funds	(8.5)		(65.7)		(1.6)	(8.5)		(65.7)			(1.3)
Credit
Hedge Funds	(12.7)		(70.8)		(19.7)	(12.7)		(70.8)			(11.8)
PE Funds	(1.0)		N/A	(E)	(9.6)	(1.0)		N/A	(E) (F)		N/A	(F)

Total	$(27.6)		$(136.5)		$(87.1)	$(27.6)		$(136.5)			$(13.1)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.
(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $2.2 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.
(C)	The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $5.1 million.
(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $1.3 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).
(E)	For GAAP Revenues, private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.
(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2010, we estimate that interest expense relating to variable rate debt obligations payable would increase $2.8 million on an annual basis in the event interest rates were to increase by one percentage point.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of December 31, 2010 we had a $2.2 million investment in Eurocastle and a $48.4 million investment in GAGFAH, net of a foreign exchange forward contract, which are accounted for at fair value. We also had a $25.9 million investment in Karols Development Co. and $3.2 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2010, we estimate the gains and losses for the year ended December 31, 2010 in relation to the value of the shares and options would increase or decrease by $9.6 million. In addition, we held $39.6 million of foreign-denominated cash at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

All supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fortress Investment Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 1, 2011

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$210,632	$197,099
Due from affiliates	303,043	64,511
Investments	1,012,883	867,215
Deferred tax asset	415,990	440,639
Other assets	134,147	90,803

	$2,076,695	$1,660,267

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$260,790	$131,134
Due to affiliates	342,397	345,976
Deferred incentive income	198,363	160,097
Debt obligations payable	277,500	397,825
Other liabilities	68,230	25,921

	1,147,280	1,060,953

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 169,536,968 and 145,701,622 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 300,273,852 and 307,773,852 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Paid-in capital	1,465,358	1,029,536
Retained earnings (accumulated deficit)	(1,052,605)	(767,994)
Accumulated other comprehensive income (loss)	(1,289)	(325)

Total Fortress shareholders’ equity	411,464	261,217
Principals’ and others’ interests in equity of consolidated subsidiaries	517,951	338,097

Total Equity	929,415	599,314

	$2,076,695	$1,660,267

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues
Management fees: affiliates	$441,145	$433,501	$593,007
Management fees: non-affiliates	27,794	4,724	5,333
Incentive income: affiliates	302,261	50,900	56,588
Incentive income: non-affiliates	25,847	999	13,334
Expense reimbursements from affiliates	146,127	85,186	52,627
Other revenues (affiliate portion disclosed in Note 7)	7,071	8,785	10,911

	950,245	584,095	731,800

Expenses
Interest expense	19,773	24,271	40,140
Compensation and benefits	720,712	504,645	440,659
Principals agreement compensation	952,077	952,077	954,685
General, administrative and other	112,739	92,059	84,875
Depreciation and amortization	12,693	10,784	9,994

	1,817,994	1,583,836	1,530,353

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	2,997	25,373	(58,305)
Tax receivable agreement liability adjustment	22,036	(55)	55,115
Earnings (losses) from equity method investees	115,954	60,281	(304,180)

	140,987	85,599	(307,370)

Income (Loss) Before Income Taxes	(726,762)	(914,142)	(1,105,923)
Income tax benefit (expense)	(54,931)	5,000	(115,163)

Net Income (Loss)	$(781,693)	$(909,142)	$(1,221,086)

Principals’ and Others’ Interests in Income (Loss) of Consolidated
Subsidiaries	$(497,082)	$(654,527)	$(898,798)

Net Income (Loss) Attributable to Class A Shareholders	$(284,611)	$(254,615)	$(322,288)

Dividends Declared Per Class A Share	$—	$—	$0.4500

Earnings (Loss) Per Class A Share
Net income (loss) per Class A share, basic	$(1.79)	$(2.08)	$(3.50)

Net income (loss) per Class A share, diluted	$(1.83)	$(2.08)	$(3.50)

Weighted average number of Class A shares outstanding, basic	165,446,404	125,740,897	94,934,487

Weighted average number of Class A shares outstanding, diluted	467,569,571	125,740,897	94,934,487

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2007	94,597,646	312,071,550	$384,700	$(193,200)	$(1,375)	$190,125	$308,023	$498,148
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	17,394	17,394
Distributions to principals’ and others’ interests in equity	—	—	—	—	—	—	(60,606)	(60,606)
Director restricted share grant	11,879	—	279	—	—	279	461	740
Dividends declared	—	—	(42,572)	—	—	(42,572)	(148,815)	(191,387)
Capital increase related to equity-based compensation	—	—	256,458	—	—	256,458	846,112	1,102,570
Dividend and distribution equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(2,062)	—	—	(2,062)	(5,584)	(7,646)
Cumulative effect adjustment - fair value election	—	—	—	2,109	1,212	3,321	21,137	24,458
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(322,288)	—	(322,288)	(898,798)	(1,221,086)
Foreign currency translation	—	—	—	—	(696)	(696)	(6,028)	(6,724)
Comprehensive income (loss) from equity method investees	—	—	—	—	(7)	(7)	(1,834)	(1,841)

Total comprehensive income (loss)								(1,229,651)

Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020

Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	12,390	12,390
Distributions to principals’ and others’ interests in equity	—	—	(1,645)	—	—	(1,645)	(75,232)	(76,877)
Public offering of Class A shares, net of offering costs	46,000,000	—	219,500	—	—	219,500	—	219,500
Dilution impact of public offering	—	—	(144,572)	—	—	(144,572)	144,572	—
Conversion of Class B shares to Class A shares	4,297,698	(4,297,698)	4,232	—	—	4,232	(4,232)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	19,761	—	—	19,761	—	19,761
Director restricted share grant	116,672	—	224	—	—	224	340	564
Capital increase related to equity-based compensation, net	677,727	—	335,233	—	—	335,233	841,952	1,177,185
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(254,615)	—	(254,615)	(654,527)	(909,142)
Foreign currency translation	—	—	—	—	213	213	735	948
Comprehensive income (loss) from equity method investees	—	—	—	—	328	328	637	965

Total comprehensive income (loss)								(907,229)

Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	84,498	84,498
Distributions to principals’ and others’ interests in equity	—	—	(1,679)	—	—	(1,679)	(152,022)	(153,701)
Conversion of Class B shares to Class A shares	7,500,000	(7,500,000)	7,351	—	(163)	7,188	(7,188)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	12,293	—	—	12,293	—	12,293
Director restricted share grant	210,302	—	253	—	—	253	472	725
Capital increase related to equity-based compensation, net	16,125,044	—	406,002	—	—	406,002	763,623	1,169,625
Dilution impact of Class A share issuance	—	—	11,602	—	(716)	10,886	(10,886)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(284,611)	—	(284,611)	(497,082)	(781,693)
Foreign currency translation	—	—	—	—	330	330	184	514
Comprehensive income (loss) from equity method investees	—	—	—	—	(415)	(415)	(1,745)	(2,160)

Total comprehensive income (loss)								(783,339)

Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(781,693)	$(909,142)	$(1,221,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,693	10,784	9,994
Other amortization and accretion	6,874	8,936	6,125
(Earnings) losses from equity method investees	(115,954)	(60,281)	304,180
Distributions of earnings from equity method investees	11,034	4,544	9,146
(Gains) losses	(2,997)	(25,373)	58,305
Deferred incentive income	(161,028)	(35,743)	(36,003)
Deferred tax (benefit) expense	43,115	(8,569)	101,339
Tax receivable agreement liability adjustment	(22,036)	55	(55,115)
Equity-based compensation, including Principals’ Agreement	1,167,130	1,180,728	1,103,171
Allowance for doubtful accounts	651	(13,767)	—
Other	2,713	(1,170)	—
Cash flows due to changes in
Due from affiliates	(242,841)	(18,718)	101,308
Other assets	(20,700)	(6,244)	(22,686)
Accrued compensation and benefits	200,347	(18,487)	(85,854)
Due to affiliates	(13,602)	(21,983)	5,822
Deferred incentive income	199,294	32,205	26,077
Other liabilities	27,153	(703)	(9,640)

Net cash provided by (used in) operating activities	310,153	117,072	295,083

Cash Flows From Investing Activities
Contributions to equity method investees	(74,581)	(46,437)	(167,812)
Distributions of capital from equity method investees	50,808	42,580	213,436
Purchase of fixed assets	(6,794)	(4,287)	(13,509)
Acquisitions, net of cash received	(13,474)	—	—

Net cash provided by (used in) investing activities	(44,041)	(8,144)	32,115

Cash Flows From Financing Activities
Borrowings under debt obligations	330,000	—	554,041
Repayments of debt obligations	(450,325)	(331,216)	(360,000)
Payment of deferred financing costs	(5,060)	(4,162)	(8,694)
Proceeds from public offering	—	230,000	—
Costs related to public offering	—	(10,500)	—
Dividends and dividend equivalents paid	—	—	(78,272)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,271	98	153
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(128,465)	(59,386)	(271,498)

Net cash provided by (used in) financing activities	(252,579)	(175,166)	(164,270)

Net Increase (Decrease) in Cash and Cash Equivalents	13,533	(66,238)	162,928
Cash and Cash Equivalents, Beginning of Period	197,099	263,337	100,409

Cash and Cash Equivalents, End of Period	$210,632	$197,099	$263,337

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$11,432	$12,707	$33,909

Cash paid (received) during the period for income taxes (refund), net	$8,911	$9,602	$7,309

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$83,351	$10,666	$19,142

Investments of receivable amounts into Fortress Funds	$10,300	$—	$58,170

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$42,900	$10,393	$—

Contingent consideration in purchase of Logan Circle Partners L.P.	$4,000	$—	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress”) is a global alternative asset management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies, including related managed accounts (collectively, the “Fortress Funds”). Fortress generally makes principal investments in these funds.

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:

1)	Private equity:

a)	Private equity funds, which make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building assets- based businesses with significant cash flows; and

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

2007 Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed in November 2006 for the purpose of becoming the general partner of Fortress Operating Group and effecting an initial public offering of shares in February 2007 and related transactions in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. Fortress Operating Group was owned by its five general partners (the “Principals”) prior to this reorganization. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

FIG Corp., a subsidiary of the Registrant, is a corporation for tax purposes. As a result, the Registrant is subject to income taxes on that portion of its income which flows through FIG Corp.

The Principals own the majority of the economic interests in Fortress Operating Group through their ownership of Fortress Operating Group units and Class A shares and control Fortress through their ownership of Class A and Class B shares of the Registrant (Note 9). The Principals’ Fortress Operating Group unit interests in the equity and income (loss) of Fortress Operating Group are recorded on the face of the consolidated financial statements as further described in Note 7.

In May 2009, Fortress sold 46 million Class A shares in a public offering (the “2009 Offering”), for net proceeds of approximately $219.5 million. The Principals purchased an aggregate of 3.6 million of these shares, a senior employee purchased 0.4 million of these shares, and Nomura Investment Managers U.S.A Inc. (“Nomura”) purchased 5.4 million of these shares, at the public offering price.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Principals Agreement Compensation	8	As a result of the principals agreement, the January 2007 value of a significant portion of the Principals’ equity in Fortress is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses)	3	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	6	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	7	Primarily the Principals’ and employees’ share of Fortress’s earnings based on their ownership interests in subsidiaries, including Fortress Operating Group.

Earnings Per Share	9	GAAP earnings per Class A share based on Fortress’s capital structure, which is comprised of outstanding and unvested equity interests, including interests which participate in Fortress’s earnings, at both the Fortress and subsidiary levels.

Other

Distributions	9	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	11	A presentation of our financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting – The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, and (ii) variable interest entities (“VIEs”) in which it is the primary beneficiary as described below. All significant intercompany transactions and balances have been eliminated.

VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will (i) in the case of investment companies or similar VIEs, absorbs a majority of the VIE’s expected losses or receive a majority of the expected residual returns as a result of holding variable interests, or (ii) in the case of other VIEs, has a potentially significant interest in the entity and controls such entity’s significant decisions.

Principals’ and others’ interests in consolidated subsidiaries represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Fortress. This is primarily related to the Principals’ interests in Fortress Operating Group (Note 1). Non-Fortress interests also include employee interests in majority owned and controlled fund advisor and general partner entities.

For entities over which Fortress exercises significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities. These entities include the Fortress Funds. All of the Fortress Funds are, for GAAP purposes, investment companies. As required, Fortress has retained the specialized accounting of these funds. The Fortress Funds record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, these funds generally do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”).

Distributions by Fortress and its subsidiaries are recognized when declared.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Revenue Recognition

Management Fees and Expense Reimbursements – Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned. Expense reimbursements are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.

Stock Options Received – Fully vested stock options are issued to Fortress by certain of the Castles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using a lattice-based option valuation model. Since the Castles’ option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as gains (losses).

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

Other Revenues and Other Income – Fortress recognizes security transactions on the trade date. Gains and losses are recorded based on the specific identification method and generally include gains (losses) on investments in securities, derivatives, foreign exchange transactions, and contingent consideration accrued in business combinations. Dividend income is recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of an allowance for uncollectable amounts of $2.9 million recorded in 2010 as General and Administrative expense.

	Other Assets			Other Liabilities
	December 31,			December 31,
	2010	2009		2010	2009
Fixed assets	$83,270	$73,090	Current taxes payable (Note 6)	$5,610	$1,388
Accumulated depreciation	(47,906)	(36,624)	Deferred taxes payable (Note 6)	495	456
Deferred charges	5,099	26,284	Interest payable	2,236	1,759
Accumulated amortization	(449)	(19,827)	Accounts payable	5,023	561
Interest and other receivables	39,750	19,068	Accrued expenses	20,567	8,825
Prepaid compensation	16,626	19,526	Deferred rent	7,370	6,812
Goodwill and intangibles	23,502	550	Placement agent fee payable (Note 7)	2,438	3,504
Accumulated amortization	(1,241)	—	Contingent consideration	3,122	—
Miscellaneous assets	15,496	8,736	Foreign exchange forward contract liability	2,732	—

	$134,147	$90,803	Miscellaneous liabilities	18,637	2,616

				$68,230	$25,921

Fixed Assets, Depreciation and Amortization – Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, and computer hardware and software, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, and three to seven years for other fixed assets.

Deferred Charges – Deferred charges consist primarily of costs incurred in obtaining financing, which are amortized over the term of the financing generally using the effective interest method.

Prepaid Compensation – Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and would become receivable back from employees at the termination of the related funds.

Goodwill and Intangibles – Goodwill and intangibles represent amounts recorded in connection with business combinations. Goodwill is not amortized but is tested for impairment at least annually. Other intangible assets are amortized over their estimated useful lives. See Note 3.

Deferred Rent – Rent expense is recognized on a straight-line basis based on the total minimum rent required throughout the lease period. Deferred rent represents the difference between the rent expense recognized and cash paid to date.

Contingent Consideration – Contingent consideration represents amounts that may become due in connection with business combinations based on the performance of the acquired company. It is marked to fair value through earnings in Gains (Losses). See Note 3.

Derivatives and Hedging Activities – All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in Gains (Losses). Net payments under these derivatives are similarly recorded, but as realized.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

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

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2010	2009
Direct
Net foreign currency translation adjustments	$(498)	$(389)
Through equity method investees
Net unrealized gains (losses) on securities available for sale	1,105	1,105
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(1,122)	(1,119)
Net foreign currency translation adjustments	(774)	78

Accumulated other comprehensive income (loss)	$(1,289)	$(325)

Foreign Currency – Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2010, 2009 and 2008.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

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

Fortress may withhold a portion of the profit sharing payments relating to private equity fund or credit PE fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

Equity-Based Compensation – Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees, primarily to employees of certain Fortress Funds or Portfolio Companies, is expensed ratably over the required service period based on its fair value at each reporting date. Equity-based compensation also includes compensation recorded in connection with the Principals Agreement as described in Note 8. Fortress is not a party to the Principals Agreement and this agreement has no direct economic impact on Fortress.

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

Fortress accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences are expected to result in taxable or deductible amounts in future years and the deferred tax effects are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. This is further discussed in Note 6.

Fortress is party to a tax receivable agreement whereby the Principals will receive payments from Fortress related to tax savings realized by Fortress in connection with certain transactions entered into by the Principals. The accounting for this agreement is discussed in Note 6.

Recent Accounting Pronouncements – In June 2009, the FASB issued new guidance on consolidation which became effective on January 1, 2010. This guidance changes the definition of a variable interest entity (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, this guidance did not have a material impact on Fortress’s financial position, results of operations, or liquidity.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

3.	MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of profits subject to the achievement of performance criteria. Substantially all of Fortress’s net assets, after deducting the portion attributable to principals’ and others’ interests, are a result of principal investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

The Principals and certain executive officers of Fortress may also serve as directors and/or officers of each of the Castles and of certain Portfolio Companies and may have investments in these entities as well as in other Fortress Funds.

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2010	2009	2008
Private Equity
Private Equity Funds
Management fees: affil.	$138,464	$142,588	$163,041
Incentive income: affil.	70,094	12,952	38,684
Castles
Management fees: affil.	45,883	48,204	50,576
Management fees: non-affil.	2,748	2,658	4,026
Incentive income: affil.	—	—	12
Liquid Hedge Funds
Management fees: affil.	68,847	78,946	217,231
Management fees: non-affil.	10,187	422	343
Incentive income: affil.	47,464	14,195	17,418
Incentive income: non-affil.	17,535	—	240
Credit Funds
Credit Hedge Funds
Management fees: affil.	139,559	124,452	146,859
Management fees: non-affil.	1,463	1,107	964
Incentive income: affil.	93,770	961	62
Incentive income: non-affil.	8,312	999	13,094
Credit PE Funds
Management fees: affil.	48,392	39,311	15,300
Management fees: non-affil.	27	537	—
Incentive income: affil.	90,933	22,792	412
Other (A)
Management fees: non-affil.	$13,369	$—	$—
Total
Management fees: affil.	$441,145	$433,501	$593,007
Management fees: non-affil.	$27,794	$4,724	$5,333
Incentive income: affil. (B)	$302,261	$50,900	$56,588
Incentive income: non-affil.	$25,847	$999	$13,334

(A)	Related to Logan Circle (Note 4).
(B)	See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Incentive income from certain Fortress Funds and managed accounts is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $153.9 million, $4.8 million and $0.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, Fortress recognized $90.9 million, $22.8 million and $0.4 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2008	$471,210	$(307,575)	$163,635	$(89,085)

Share of income (loss) of Fortress Funds	—	—	—	289,976

Distribution of incentive income	32,205	—	32,205	(32,205)

Recognition of previously deferred incentive income	—	(35,743)	(35,743)	—

Deferred incentive income as of December 31, 2009	$503,415	$(343,318)	$160,097	$168,686

Share of income (loss) of Fortress Funds	—	—	—	230,674

Distribution of incentive income	199,294	—	199,294	(199,294)

Recognition of previously deferred incentive income	—	(161,028)	(161,028)	—

Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066

(A)	All related contingencies have been resolved.
(B)	Reflected on the balance sheet.
(C)	At December 31, 2010, the undistributed incentive income is comprised of $293.7 million of gross undistributed incentive income, net of $93.6 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2010 at their net asset values.
(D)	From inception to December 31, 2010, Fortress has paid $187.4 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $293.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $145.2 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2010, 2009 and 2008, management fees of $3.3 million, $3.3 million and $4.4 million, respectively, and incentive income, exclusive of tax distributions, of $3.2 million, $0.1 million and $0.3 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (C)	Current Preferred Return Threshold (D)	Gain to Cross Incentive Income Threshold (E)	Undistributed Incentive Income (F)	Distributed Incentive Income (G)	Distributed Incentive Income Subject to Clawback (H)	Gross Intrinsic Clawback (I)	Net Intrinsic Clawback (I)
Fund (Vintage) (A) Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(798,947)	$21,192	N/A	$—	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J)	Apr-10	1,027,871	(2,744,046)	109,021	1,825,196	—	N/A	9,655	323,103	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,234,088)	146,722	1,406,514	—	N/A	—	287,024	48,301	10,259	6,568
Fund III (2004)	Jan-15	2,762,993	(1,307,375)	1,609,469	153,851	960,289	806,438	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(115,925)	162,740	5,017	125,652	120,635	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,453)	2,915,769	(604,339)	1,158,965	1,763,304	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,646)	574,750	(175,300)	250,569	425,869	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,605)	445,884	(268,739)	461,889	730,628	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	191,243	(120,051)	131,026	251,077	—	—	—	—	—
FICO (2006)	Jan-17	724,525	—	(9,014)	(733,539)	267,427	1,000,966	—	—	—	—	—
FHIF (2006)	Jan-17	1,493,486	(63,154)	1,431,053	721	481,202	480,481	—	—	—	—	—
Mortgage Opportunities Fund III (2008)	Jun-13	193,861	(42,638)	116,650	(34,573)	—	34,573	—	—	—	—	—

								$9,655	$839,466	$131,651	$93,609	$61,717

PE Funds in Investment Period
Fund V (2007)	Feb-18	$3,973,747	$(2,787)	$2,680,599	$(1,290,361)	$791,499	$2,081,860	$—	$—	$—	$—	$—
Fund V Coinvestment (2007)	Feb-18	936,145	(129)	535,311	(400,705)	225,189	625,894	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(144)	799,568	(183,067)	292,363	475,430	—	—	—	—	—

								$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,656)	$258,790	$37,121	$72,886	$35,765	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	270,958	(60,723)	244,071	33,836	58,202	24,366	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	340,700	(119,283)	293,773	72,356	—	N/A	11,534	1,983	—	—	—
LDVF Patent Fund (2007)	Nov-27	38,571	(9,454)	49,658	20,541	—	N/A	1,400	484	—	—	—
Real Assets Fund (2007)	Jun-17	353,694	(140,326)	269,625	56,257	—	N/A	7,499	1,316	—	—	—

								$20,433	$4,195	$—	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund (2008)	Oct-20	$4,146,796	$(3,796,483)	$1,806,873	$1,456,560	$—	N/A	$149,353	$138,972	$45,418	$—	$—
Credit Opportunities Fund II (2009)	Jul-22	877,246	(38,409)	987,104	148,267	—	N/A	30,648	—	—	—	—
FTS SIP L.P. (2008)	Oct-18	912,254	(728,519)	484,804	301,069	—	N/A	23,784	37,044	21,294	—	—
SIP L.P. (2010)	Sep-20	11,000	(2,729)	14,689	6,418	—	N/A	1,604			—	—
FCO MA LSS (2010)	Jun-24	81,546	(7,003)	80,884	6,341	—	N/A	1,258	—	—	—	—
FCO MA II (2010)	Jun-22	183,718	(18,302)	195,402	29,986	—	N/A	5,699	—	—	—	—
FCO MA Maple Leaf (2010)	Oct-20	60,600	—	60,423	(177)	547	724	—			—	—
Assets Overflow Fund (2008)	May-18	90,500	(61,179)	50,047	20,726	—	N/A	1,406	662	—	—	—
Japan Opportunity Fund (2009)	Jun-19	624,104	(241,253)	491,012	108,161	—	N/A	21,675	—	—	—	—
Net Lease Fund (2010)	Feb-23	31,386	(2,143)	32,607	3,364	—	N/A	641	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	31,277	—	30,344	(933)	261	1,194	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	231,085	—	230,149	(936)	815	1,751	—			—	—
FLSMA (2010)	Dec-22	18,915	—	18,806	(109)	70	179	—			—	—

								$236,068	$176,678	$66,712	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (K)	Gain to Cross Incentive Income Threshold (L)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (M)	Undistributed Incentive Income (N)	Year to date Incentive Income Crystallized (O)

Liquid Hedge Funds
Macro Funds (P)
Main fund investments	$2,391,127	$12	99.9%	$201	$42,840
Sidepocket investments (Q)	67,789	37,011	N/A	338	—
Sidepocket investments - redeemers (R)	259,641	134,397	N/A	1,026	—
Managed accounts	770,530	—	100.0%	—	15,931
Fortress Commodities Funds (S)
Main fund investments	898,601	561	94.2%	—	5,291
Managed accounts	120,000	—	100.0%	—	1,604

Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$3,145,237	$—	100.0%	$—	$86,160
Sidepocket investments (Q)	162,378	606	N/A	3,964	—
Sidepocket investments - redeemers (R)	197,496	77,201	N/A	500	—
Main fund investments (liquidating) (T)	1,387,228	194,306	62.5%	20,041	742
Managed accounts	34,858	12,077	0.0%	—	266
Fortress Partners Funds (S)
Main fund investments	216,086	55,724	48.1%	—	2,289
Sidepocket investments (Q)	104,139	22,949	N/A	958	—
Worden Funds
Main fund investments	240,727	312	87.5%	—	4,707
Value Recovery Funds (U)
Managed accounts	101,858	7,939	68.8%	487	—

(A)	Vintage represents the year in which the fund was formed.
(B)	Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.
(C)	A NAV deficit represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below). The aggregate “NAV deficit,” net of surpluses, of the Private Equity Funds was $0.4 billion as of period end.
(D)	Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.
(E)	Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).
(F)	Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.
(G)	Represents the amount of incentive income previously received from the fund since inception.
(H)	Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).
(I)	Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2010, Fortress held $46.6 million of such amounts on behalf of employees related to all of the private equity funds.
(J)	Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.
(K)	Represents the portion of a fund’s NAV that is eligible to earn incentive income.
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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value.
(M)	Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote Q below.
(N)	Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.
(O)	Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.
(P)	Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at December 31, 2010, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.
(Q)	Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at December 31, 2010, the undistributed incentive income from the Macro main fund would be decreased by approximately $0.1 million.
(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).
(S)	Includes onshore and offshore funds.
(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.
(U)	Excludes the Value Recovery Funds which had a NAV of $871.9 million at December 31, 2010. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2010.

Total Original Capital Commitments (A)	Fortress and Affiliates Original Capital Commitments (B)	Carrying Value of Fortress’s Investments	Percent of Capital Commitment Drawn	Longest Capital Commitments Period Ends	Longest Fund Termination Date (C)	Annual Management Fee (D)	Incentive Income (E)	Incentive Income Threshold Return (E)
$20,128,917	$2,104,056	$613,458	97.1%	Feb-2011	Feb-2018	0.5% - 1.5%	10% - 25%	0% - 10%

(A)	Represents the total amount of capital originally committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2010 are discussed in Note 10.

Employees, Former Employees and BOD Members	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$126,390	$604,721	$637,462	$1,368,573	$735,483	$2,104,056

(C)	Including the assumed exercise of all available extensions, which some cases require the approval of the applicable fund advisory board.
(D)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted (by AUM) average management fee rate as of December 31, 2010 was approximately 1.2%.
(E)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) average incentive income rate as of December 31, 2010 was approximately 19.9%, and the weighted average threshold rate was approximately 8.3%.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 29.0% as of December 31, 2010 based on a weighted average by total capital commitments, of the incentive income received from the private equity funds.

Fortress manages one of the private equity funds with approximately $0.9 billion of capital commitments (“Fund I”) pursuant to certain agreements which provide that Fortress is entitled to 50% of the Fund I incentive income and NIH, a Fortress Fund which is a private equity fund and an equity method investee of Fortress, is entitled to the other 50%.

In February 2009, one of the private equity Fortress Funds issued notes in the amount of $80 million. These notes bear interest at 20% per annum, payable at maturity, and mature in January 2014. The notes were offered to existing investors in proportion to their ownership of the fund’s equity and Fortress consequently subscribed to and received $0.5 million of these notes, which are recorded as part of Fortress’s investment in such fund. In addition, the Principals concurrently acquired $4.7 million of these notes. In December 2010, the Fund made a partial redemption of $75 million on the notes representing cumulative accrued interest through the redemption date of $32.2 million and a partial repayment of the original principal amount of $42.8 million, resulting in a remaining outstanding balance of $37.2 million. In connection with this redemption, FIG’s principal balance was reduced to $0.2 million.

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

Castles

The Castles are comprised of Newcastle (NYSE: NCT) and Eurocastle (Euronext Amsterdam: ECT). The following table presents certain information with respect to the Castles as of December 31, 2010.

Annual Management Fee (A)	Incentive Income (B)	Incentive Income Threshold Return (B)	Carrying Value of Fortress’s Investments
1.5%	25%	8% - 10%	$9,056

(A)	Expressed as a percent of gross equity, as defined.
(B)	The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company’s gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from the Castles has been discontinued for an indeterminate period of time.

The management agreements between Fortress and the Castles provide for initial terms of up to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, including related managed accounts, as of December 31, 2010.

Assets Under Management (AUM)	Carrying Value of Fortress’s Investments	Annual Management Fee (A)	Incentive Income (B)
$ 4,684,224	$16,670	1.5% - 3%	15% - 25%

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

(A)	Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1.5% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2010 was approximately 1.9%.
(B)	Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2010 was approximately 20.3%.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid During the Calendar Year
2010	$901,385	$1,644,639
2009	$2,160,680	$4,903,164
2008	$5,460,525	$1,684,450

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to year end, paid in January), performance between the notice date and the payment date, and the contractual agreements regarding redemptions. In some cases, these agreements allow for delayed payment. In particular, redemptions within the flagship liquid hedge fund in the fourth quarter of 2008 which related to illiquid investments were subject to delayed payment.

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2010.

	Assets Under Management (AUM)	Carrying Value of Fortress’s Investments	Annual Management Fee (A)	Incentive Income (B)
Fortress Originated	$7,144,620	$238,783	1% - 2%	20%
Non-Fortress Originated	$1,299,539	$—	1%	5%

(A)	For Fortress originated AUM, expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2010 was approximately 1.8%. For non-Fortress originated AUM, management fees are equal to 1% of realized proceeds and up to 1% per annum on certain managed assets.
(B)	For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold.

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

Year	Redemption Notices Received	Redemptions Paid During the Calendar Year
2010	$1,188,859	$1,402,759
2009	$1,543,645	$708,352
2008	$1,505,412	$571,375

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to year end, paid in January), performance between the notice date and the payment date, and the contractual agreements regarding redemptions, which in some cases allow for delayed payment as described below. Furthermore, in some cases the funds may pay redeeming investors a discounted amount in exchange for a faster redemption.

Investors in Fortress’s credit hedge funds are permitted to request that their capital be returned on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. During this period, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, returns of capital within the flagship credit hedge fund in 2008, 2009 and 2010 (onshore only) were subject to delayed payment.

On May 5, 2009, consolidated affiliates of Fortress executed several agreements, effective June 1, 2009, to become the investment manager of certain investment funds then managed by D.B. Zwirn & Co., L.P. (the “Value Recovery Funds”) and to effect other related transactions. Fortress will receive management fees from these funds equal to 1% of realized proceeds and up to 1% per annum on certain managed assets, and may receive limited incentive income if aggregate realizations exceed an agreed threshold. These funds are now included in the credit hedge funds segment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds as of December 31, 2010.

Total Original Capital Commitments (A)	Fortress and Affiliates Original Capital Commitments (B)	Carrying Value of Fortress’s Investments	Percent of Capital Commitments Drawn	Longest Capital Commitment Period Ends (C)	Longest Fund Termination Date (D)	Annual Management Fee (E)	Incentive Income (F)	Incentive Income Threshold Return (F)
$8,485,227	$361,298	$125,265	50.9%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0%-8%

(A)	Represents the total amount of capital originally committed by Investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.
(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2010 are discussed in Note 10.

Employees, Former Employees and BOD Members	Principals	Other Fortress Funds	Total Affiliates	Fortress	Total
$59,251	$114,557	$41,000	$214,808	$146,490	$361,298

(C)	Only $1.2 billion of the total capital commitments extend beyond July 2013.
(D)	Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board. Only $3.5 billion of the total commitments extend beyond December 2020.
(E)	Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2010 was approximately 1.4%.
(F)	Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2010 was approximately 19.4% and the weighted average threshold was approximately 6.6%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion, approximately 51.0% as of December 31, 2010 based on a weighted average by total capital commitments, of the incentive income received from the credit PE funds.

Traditional Asset Management Business

As of December 31, 2010, Fortress managed approximately $11.7 billion of capital in this business at an average annual management fee rate of approximately 0.16%.

In February 2010, Fortress announced that certain of its consolidated affiliates had agreed to acquire 100% of the equity of Logan Circle Partners, L.P. (“Logan Circle”) and its general partner, Logan Circle Partners GP, LLC, for approximately $19 million, with the potential for an additional payment at the end of 2011. The closing of the transaction occurred in April 2010. The additional payment, or contingent consideration, is contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4 million at closing (maximum payment of $28 million). In addition, Fortress may make payments to the prior owners of Logan Circle, contingent upon the settlement of certain liabilities subject to pending litigation, of up to $2 million as of the date of acquisition. Fortress attributed a nominal fair value to these possible additional payments to the prior owners of Logan Circle. The total purchase price was approximately $23 million, which has been allocated approximately as follows: $14 million to goodwill (all expected to be tax deductible), $8 million to amortizable intangible assets, and $1 million to miscellaneous net assets.

The goodwill and other intangible assets have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. The contingent consideration is measured at fair value with changes in fair value being recorded as a Gain (Loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 4).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress tests the Logan Circle goodwill and other intangible assets for impairment annually in the fourth quarter of each calendar year, or whenever events or circumstances indicate that it is more likely than not that Logan Circle’s fair value has declined below its carrying value. No impairment was recorded in 2010 as its fair value exceeded its carrying value as of the testing date. Logan Circle’s fair value is estimated based on the following key assumptions: expected retention rate of existing investors, growth expectations, estimated future fee rates, estimated operating margin, and market discount rates. These assumptions are determined primarily based on Logan Circle’s past experience, Logan Circle’s historical and recent investment performance, Logan Circle’s business plans, current industry trends, and general economic expectations. These assumptions, particularly those relating to investor retention and growth expectations, as well as discount rates, are highly subjective and are subject to significant uncertainty with respect to future events. Continued challenging market conditions could adversely impact the value of Logan Circle.

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan”). The Logan Circle Comp Plan is further described in Note 8. From the date of acquisition through December 31, 2010, Logan Circle generated approximately $13.4 million of revenues (primarily management fees from non-affiliates) and $(13.4) million of net (loss). This net (loss) does not include the above referenced change in fair value of the contingent consideration, but does include approximately $5.1 million of allocated corporate overhead.

Logan Circle is a fixed income asset manager. With this acquisition, Fortress has expanded its investment management business to offer fixed income products to investors worldwide. Logan Circle is being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

4.	INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

	December 31,
	2010	2009
Equity method investees	$949,410	$809,757
Equity method investees, held at fair value	60,324	56,710

Total equity method investments	1,009,734	866,467
Options in equity method investees	3,149	748

Total investments	$1,012,883	$867,215

Gains (losses) from investments can be summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Net realized gains (losses)	$(207)	$(2,522)	$(1,770)
Net realized gains (losses) from affiliate investments	(890)	98	(689)
Net unrealized gains (losses)	(2,732)	—	—
Net unrealized gains (losses) from affiliate investments	6,826	27,797	(55,846)

Total gains (losses) from investments	$2,997	$25,373	$(58,305)

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with investments also in Western Europe and Asia. There are some concentrations in the financial, transportation and real estate related sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and borrowings.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2010, which comprised approximately 23% of its equity method investments, is in a fund with a single investment which focuses on the U.S. rail transportation and real estate sectors.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress elected to record its investments in and options from Newcastle and Eurocastle, and its investment in GAGFAH, at fair value. Fortress made this election to simplify its accounting for these publicly traded equity securities (and related interests). As a result, Fortress recorded an aggregate increase to the carrying amounts of the Newcastle and Eurocastle assets of $22.9 million in 2008, which was recorded as a cumulative effect adjustment to retained earnings ($2.1 million) and also impacted the Principals’ interests in the equity of consolidated subsidiaries (Fortress Operating Group) ($17.6 million), deferred tax assets ($1.9 million), and accumulated other comprehensive income ($1.2 million). Fortress accounts for dividends received from these investments as dividend income, a component of Other Revenues.

Investments in Equity Method Investees

Fortress holds investments in certain Fortress Funds which are recorded based on the equity method of accounting. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities, plus any receivables from such entities as described in Note 7. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2010	2009	2010	2009	2008
Private equity funds, excluding NIH (A)	$611,794	$506,383	$75,366	$4,458	$(225,161)
NIH	1,664	2,486	9	557	22
Newcastle (B)	6,872	2,144	N/A	N/A	N/A
Eurocastle (B)	2,184	2,616	N/A	N/A	N/A

Total private equity	622,514	513,629	75,375	5,015	(225,139)
Liquid hedge funds	16,670	12,296	960	3,872	(6,350)
Credit hedge funds	238,783	220,511	35,474	35,235	(83,205)
Credit PE funds	125,265	115,896	1,817	15,845	10,495
Other	6,502	4,135	2,328	314	19

	$1,009,734	$866,467	$115,954	$60,281	$(304,180)

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.
(B)	Fortress elected to record these investments, as well as its direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH, at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2010
	Private Equity			Liquid Hedge Funds	Credit Funds
	NIH	Other Funds (A)	Castles (B)		Hedge Funds	PE Funds	Other	Total
Investment, beginning	$2,486	$506,383	$4,760	$12,296	$220,511	$115,896	$4,135	$866,467
Earnings from equity method investees	9	75,366	N/A	960	35,474	1,817	2,328	115,954
Other comprehensive income from equity method investees	(20)	—	N/A	—	—	(1,812)	—	(1,832)
Contributions to equity method investees	—	35,558	—	16,468	1,034	48,065	1,286	102,411
Distributions of earnings from equity method investees	(207)	(115)	N/A	(125)	(5)	(9,840)	(742)	(11,034)
Distributions of capital from equity method investees	(604)	(4,638)	N/A	(12,929)	(18,231)	(28,861)	(505)	(65,768)

Total distributions from equity method investees	(811)	(4,753)	N/A	(13,054)	(18,236)	(38,701)	(1,247)	(76,802)

Mark to fair value-during period (C)	N/A	3,192	4,517	N/A	N/A	N/A	N/A	7,709
Translation adjustment	—	(3,952)	(221)	—	—	—	—	(4,173)

Investment, ending	$1,664	$611,794	$9,056	$16,670	$238,783	$125,265	$6,502	$1,009,734

Ending balance of undistributed earnings	$—	$242	N/A	$415	$10,221	$2,779	$1,907	$15,564

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.
(B)	Fortress elected to record these investments, as well as its direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH, at fair value pursuant to the fair value option for financial instruments.
(C)	Recorded to Gains (Losses).

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

weighted average by total equity of the funds as of period end. NIH, the Castles, GAGFAH and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds excluding NIH
	December 31, (or Year then Ended)
	2010	2009	2008
Assets	$12,490,411	$10,993,214
Debt	(145,043)	(705,432)
Other liabilities	(197,587)	(275,702)

Equity	$12,147,781	$10,012,080

Fortress’s Investment (A)	$611,794	$506,383

Ownership (B)	5.0%	5.1%

Revenues and gains (losses) on investments	$1,853,285	$1,945,321	$(7,960,117)
Expenses	(233,797)	(248,573)	(388,535)

Net Income (Loss)	$1,619,488	$1,696,748	$(8,348,652)

Fortress’s equity in net income (loss)	$75,366	$4,458	$(225,161)

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH. These companies’ summary financial information is not included in this table.
(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

	Liquid Hedge Funds			Credit Hedge Funds
	December 31, (or Year then Ended)
	2010	2009	2008	2010	2009	2008
Assets	$4,937,105	$9,641,111		$12,060,662	$11,048,076
Debt	—	—		(3,487,573)	(2,938,213)
Other liabilities	(944,497)	(6,187,965)		(945,594)	(667,604)
Non-controlling interest	—	—		(15,647)	(16,600)

Equity	$3,992,608	$3,453,146		$7,611,848	$7,425,659

Fortress’s Investment	$16,670	$12,296		$238,783	$220,511

Ownership (A)	0.4%	0.4%		3.1%	3.0%

Revenues and gains (losses) on investments	$495,051	$1,107,802	$(1,389,816)	$1,714,732	$1,724,965	$(2,089,700)
Expenses	(133,576)	(155,638)	(590,162)	(307,492)	(294,586)	(388,651)

Net Income (Loss)	$361,475	$952,164	$(1,979,978)	$1,407,240	$1,430,379	$(2,478,351)

Fortress’s equity in net income (loss)	$960	$3,872	$(6,350)	$35,474	$35,235	$(83,205)

	Credit PE Funds (B) (C)
	December 31, (or Year then Ended)
	2010	2009	2008
Assets	$6,593,935	$6,243,776
Debt	(358,095)	(1,767,331)
Other liabilities	(235,399)	(95,807)
Non-controlling interest	(4,945)	(153,016)

Equity	$5,995,496	$4,227,622

Fortress’s Investment	$125,265	$115,896

Ownership (A)	2.1%	2.7%

Revenues and gains (losses) on investments	$1,310,038	$1,917,862	$(468,833)
Expenses	(290,818)	(152,487)	(72,589)

Net Income (Loss)	$1,019,220	$1,765,375	$(541,422)

Fortress’s equity in net income (loss)	$1,817	$15,845	$10,495

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

(B)	Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended September 30, 2010, 2009 and 2008, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.
(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Options in Affiliates

Fortress holds options to purchase additional shares of its equity method investees, recorded at fair value, with carrying values as follows:

	December 31,
	2010	2009
Newcastle options	$3,149	$719
Eurocastle options	—	29

	$3,149	$748

Currently, all of the options are out of the money (that is, their strike price is above the current market price per share).

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the years ended December 31, 2010, 2009 or 2008 which caused a change in Fortress’s accounting, except as described below.

All of the VIEs are Fortress Funds, or related entities, which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages primarily all of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2010. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	December 31, 2010			December 31, 2009
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$329,999	$189,738	$1,974	$352,787	$197,791	$2,740	(C) (D)
Castles	10,183,554	9,944,424	19,122	11,150,750	12,066,365	13,335	(C) (D)
Liquid Hedge Funds	3,335,418	690,280	41,051	7,773,895	5,090,344	7,170	(C) (D)
Credit Hedge Funds	2,287,545	410,682	41,358	2,153,220	598,216	3,132	(C) (D)
Credit PE Funds	930,513	450,530	1,962	268,919	5,300	3,710	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of December 31, 2010, $189.7 million, $9,344.6 million, $350.2 million, and $450.5 million represent financial borrowings which have weighted average maturities of 0.4, 3.5, 5.4, and 38.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2009, $197.8 million, $11,438.7 million, $551.4 million, and $5.3 million represent financial borrowings which have weighted average maturities of 1.4, 4.5, 3.2, and 0.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively.
(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.
(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.
(D)

As of December 31, 2010, Fortress’s investment includes $3.8 million, $12.6 million, and $0.2 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $39.3 million and $26.6 million in incentive income receivable from the

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

liquid hedge funds and credit hedge funds, respectively. As of December 31, 2010, Fortress’s investment also includes $0.3 million, $3.1 million, $1.5 million, $0.6 million and $0.1 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. As of December 31, 2009, Fortress’s investment includes $4.1 million, $0.5 million, and $1.0 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $3.7 million and $0.9 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2009, Fortress’s investment also includes $0.2 million, $3.7 million, $1.5 million, $0.6 million and $0.7 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated $0.5 million at December 31, 2010.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. Historically, Fortress has provided temporary advances to FCF as a result of certain funds having insufficient current liquidity to make their required reimbursements on a timely basis; these advances were deemed fully collectable. In March 2010, Fortress determined it would make advances to FCF related to a fund from which reimbursement was subject to significant uncertainty. Management determined that these advances would represent the provision of financial support to FCF. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of December 31, 2010, FCF’s gross assets were approximately $45.5 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $14.1 million at December 31, 2010, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	December 31,
	2010	2009	Valuation Method
Assets (within Investments) Newcastle and Eurocastle common shares	$7,222	$2,662	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$51,267	$51,950	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,834	$2,098	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Newcastle and Eurocastle options	$3,149	$748	Level 2 - Lattice-based option valuation models using significant observable inputs
Liabilities (within Other Liabilities) Logan Circle Contingent Consideration	$(3,122)	$—	Level 3 - Internal model using significant unobservable inputs
Derivatives	$(2,732)	$—	Level 2 - See below

(A)	The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of December 31, 2010, it has a face amount of €1.2 million ($1.6 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed as follows (any transfers are assumed to occur at the beginning of a quarter):

	Asset	Liabilities
Balance at December 31, 2008	$—	$—
Transfers into Level 3	1,684	—
Total gains (losses) included in net income (including foreign currency translation)	414	—

Balance at December 31, 2009	$2,098	$—
Issuance of Logan Circle contingent consideration (Note 3)	—	(4,000)
Total gains (losses) included in net income (including foreign currency translation)	(264)	878

Balance at December 31, 2010	$1,834	$(3,122)

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

Fortress’s derivatives are recorded as follows:

	Balance Sheet Location	Fair Value December 31, 2010	Notional Amount December 31, 2010	Gains/ (Losses) Year Ended December 31, 2010	Maturity Date
Foreign Exchange forward contracts (not designated as hedges)	Other Liabilities	($2,732)	€20,000	($3,264)	June 2011

The counterparty on this derivative is Citibank N.A.

5.	DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

					December 31, 2010
	Face Amount and				Weighted	Weighted
	Carrying Value		Contractual	Final	Average	Average
	December 31,		Interest	Stated	Funding	Maturity
Debt Obligation	2010	2009	Rate	Maturity	Cost (A)	(Years)
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct 2013	—	—
Term loan	277,500	350,000	LIBOR + 4.00% (D)	Oct 2015	6.47%	3.70
Delayed term loan	N/A	47,825	N/A	N/A	N/A	N/A

Total	$277,500	$397,825			6.47%	3.70

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate or the minimum rate, as applicable) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was below the minimum of 1.75%.
(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

(C)	Approximately $51.6 million was undrawn on the revolving debt facility as of December 31, 2010. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.4 million was utilized.
(D)	With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

The term loan is subject to future mandatory repayments of $2.5 million on each calendar quarter end from March 31, 2011 through September 30, 2011, and $8.75 million on each calendar quarter end from December 31, 2011 through September 30, 2015. In addition, mandatory repayments of 50% of free cash flow of each calendar year, up to a limit, as defined in the credit agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to October 2012 subject to a Make Whole Payment, as defined in the credit agreement. Furthermore, Fortress is required to prepay the credit agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

Assuming no free cash flow -based required repayments, Fortress’s outstanding debt matures as follows (in thousands).

2011	$16,250
2012	35,000
2013	35,000
2014	35,000
2015	156,250

Total	$277,500

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was approximately equal to its face amount at December 31, 2010 and between 90% and 95% of its face amount at December 31, 2009.

During the three year period ended December 31, 2010, Fortress has modified or refinanced its credit agreement several times. Rates on credit agreements were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees and Expenses Paid
May 2007-Feb 2008	LIBOR+1.20%	0.375%	$6.4 million
Feb 2008-Apr 2008	LIBOR+0.65%	0.200%	None
Apr 2008-Nov 2008	LIBOR+0.85%	0.250%	$4.9 million
Nov 2008-Mar 2009	LIBOR+2.00%	0.250%	$3.7 million
Mar 2009-Sep 2010	LIBOR+2.50%	0.500%	$4.2 million
Oct 2010-Dec 2010	LIBOR+4.00%	0.625%	$5.1 million

In connection with the repayments of credit facilities, deferred loan costs of $0.3 million, $0.6 million, $0.3 million, $1.6 million and $4.0 million were written off to interest expense in September 2008, November 2008, January 2009, May 2009 and October 2010, respectively. In November 2008, the credit facility was amended to include a reduction of the revolving debt facility by $75 million and, in connection with the reduction, an additional $0.5 million of deferred loan costs were written off to interest expense. In March 2009, the credit facility was amended to include a reduction of the revolving debt facility by $50 million and a prepayment of the term loan by $75 million. In connection with this reduction, an additional $1.6 million of deferred loan costs were written off to interest expense.

Covenants

The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the credit agreement) with respect to Fortress’s material funds.

The credit agreement includes customary covenants. Fortress was in compliance with all of these covenants as of December 31, 2010. Among other things, Fortress is prohibited from incurring additional unsubordinated indebtedness or further encumbering its assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined in the credit agreement) to be less than $25.0 billion as of the end of any calendar month;

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

•

Permit the Consolidated Leverage Ratio (a measure of outstanding debt compared to EBITDA, as defined in the credit agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•

Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the credit agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•

Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA compared to required debt payments, as defined in the credit agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the credit agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of December 31, 2010.

	December 31, 2010 (dollars in millions)
	Requirement	Actual	Notes
AUM	> $25,000	$36,808	(A	)

Consolidated Leverage Ratio	< 2.75	0.66	(B	)

Minimum Investment Assets Ratio	> 2.00	3.76	(C	)

Consolidated Fixed Charge Coverage Ratio	> 1.75	8.60	(B	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.
(B)	Impacted by EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.
(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

Furthermore, under the terms of the credit agreement, Fortress must provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, Fortress has not yet received the audit opinions for all of its material funds for the fiscal year ended December 31, 2010. However, Fortress does not anticipate that it will receive a going concern opinion for any of its material funds.

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371 million to FIG Corp. pursuant to a demand note. As of December 31, 2010, the outstanding balance was approximately $316 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

6.	INCOME TAXES AND TAX RELATED PAYMENTS

Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Fortress incurred a loss before income taxes for financial reporting purposes in each of the three years ended December 31, 2010, after deducting the compensation expense arising from the Principals’ forfeiture agreement (Note 8). However, this compensation expense is not deductible for income tax purposes.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current
Federal income tax (benefit)	$4,011	$(5,705)	$1,594
Foreign income tax (benefit)	5,535	1,515	3,378
State and local income tax (benefit)	2,270	7,759	8,852

	11,816	3,569	13,824

Deferred
Federal income tax expense (benefit) (A)	(12,559)	2,334	96,150
Foreign income tax expense (benefit)	165	377	(293)
State and local income tax expense (benefit) (A)	55,509	(11,280)	5,482

	43,115	(8,569)	101,339

Total expense (benefit)	$54,931	$(5,000)	$115,163

(A)	In the fourth quarter of 2010, Fortress formed a broker-dealer subsidiary, and thus changed its structure. This resulted in a decrease to Fortress’s deferred tax asset. The increase in Fortress’s tax expense in 2010 primarily results from the decrease in the deferred tax asset. In addition, the decrease in the deferred tax asset, along with other miscellaneous tax rate changes, caused a reduction in the tax receivable agreement liability of $22.0 million.

For the years ending December 31, 2010, 2009 and 2008, deferred income tax (provisions) benefits of $0.7 million, ($0.3) million and $0.5 million were credited to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $0.3 million, $1.0 million and $1.7 million were credited to additional paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

Fortress established deferred tax assets in connection with its initial public offering and related transactions in 2007, as well as in connection with the 2009 Offering (Note 1). These transactions resulted in increases of the tax basis of the assets owned by Fortress Operating Group. Fortress established these deferred tax assets for the expected tax benefits associated with the difference between the financial reporting basis of net assets and the tax basis of net assets. The establishment of the deferred tax assets increased additional paid in capital. These deferred tax assets reflect the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during 2010 and 2009 through (i) the exchanges by the Principals of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9); and (ii) the delivery of vested RSUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $16.0 million and $28.6 million with offsetting increases of $6.2 million and $11.0 million to the valuation allowance (described below), in 2010 and 2009, respectively. In addition, the deferred tax asset was increased by $8.2 million and $6.7 million related to a step-up in tax basis due to the share exchange which will result in additional tax deductions, while the liability for the tax receivable agreement was increased by $5.7 million and $5.0 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2010 and 2009, respectively. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2010. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s federal taxable income for historical periods (2010 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008	$48.0

2009	$24.8

2010: Estimated	$75.6

2011 - 2015: Average Required	$55.5

2016 - 2021: Average Required	$81.2

Based on the effects of the continuing challenging market conditions, Fortress has made an assessment of the realizability of the portion of the deferred tax asset that would only be realized in connection with future capital gains. Fortress has established a full valuation allowance for this portion of the deferred tax asset as management does not believe that the projected generation of material taxable capital gains is sufficiently assured in the foreseeable future. The establishment of the valuation allowance resulted in a reduction of the obligations associated with the tax receivable agreement and a corresponding reduction of the deferred tax asset. Fortress recorded other income in connection with the adjustments to the tax receivable agreement liability.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2010	2009
Deferred tax assets
Pre-IPO equity transaction-tax basis adjustment
Tax basis goodwill and other intangible assets	$299,500	$341,307
Other assets	32,970	33,788
Principals’ exchanges- tax basis adjustment
Tax basis goodwill and other intangible assets	11,834	6,397
Other assets	879	334
Public offering basis difference	15,215	16,147
Compensation and benefits	75,602	78,523
Options in affiliates	17,654	15,686
Partnership basis differences	48,020	46,335
Other	10,527	6,736

Total deferred tax assets	512,201	545,253
Valuation allowance	(96,211)	(104,614)

Net deferred tax assets	$415,990	$440,639

Deferred tax liabilities (A)
Total deferred tax liabilities	$495	$456

(A)	Included in Other Liabilities

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2008	$95,951
Change due to FIG Corp ownership increase	11,063
Net decreases (A)	(2,400)

Valuation Allowance at December 31, 2009	$104,614
Change due to FIG Corp ownership increase	6,186
Change due to rate change on deferred tax assets	(6,648)
Net decreases (A)	(7,941)

Valuation Allowance at December 31, 2010	$96,211

(A)	Primarily related to a reduction in the portion of the deferred tax asset that would be realized in connection with future capital gains.

Fortress’s effective income tax expense rate is impacted by a variety of factors including, but not limited to, changes in the mix of businesses producing income or loss, which may be subject to tax at different rates, and related changes to Fortress’s structure, as well as changes in the deferred tax asset which, in turn, may result from a variety of factors. A reconciliation of the U.S. federal statutory income tax expense rate to Fortress’s effective income tax expense rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	(35.00)%	(35.00)%	(35.00)%
(Income) loss passed through to stockholders	(8.79)%	(3.03)%	3.39%
Compensation (A)	51.20%	36.75%	37.76%
State and local income taxes	3.93%	(1.00)%	1.96%
Tax receivable agreement liability adjustment	(3.36)%	0.01%	(9.30)%
Foreign taxes	1.12%	0.17%	0.94%
Deferred tax asset write-off	6.79%	0.13%	10.01%
Valuation allowance	(3.43)%	(0.92)%	46.28%
Change in deferred tax asset primarily resulting from the formation of a broker-dealer subsidiary	14.77%	—	—
Other	(3.32)%	0.96%	(0.49)%

Effective income tax rate	23.91%	(1.93)%	55.55%

(A)	Related to LTIP expenses (Note 8) and Principals Agreement expenses (Note 8), both of which are not tax deductable and represent a significant permanent tax/GAAP difference.

Tax Receivable Agreement

The Principals have the right to exchange each of their Fortress Operating Group units for one Class A share. Certain Fortress Operating Group entities have made an election under Section 754 of the Internal Revenue Code, as amended, which may result in an adjustment to the tax basis of the assets owned by Fortress Operating Group at the time of an exchange. The exchanges may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers (i.e. FIG Corp., a wholly-owned Fortress subsidiary) would otherwise be required to pay in the future. Additionally, the further acquisition of Fortress Operating Group units from the Principals also may result in increases in tax deductions and tax basis that would reduce the amount of tax that the corporate taxpayers would otherwise be required to pay in the future.

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

that occurred prior to Fortress’s initial public offering, and related tax effects, a $393 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on the transactions described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2009, 2008 and 2007, $13.5 million (paid in 2011), $14.5 million and $16.9 million was paid to the Principals under the tax receivable agreement, respectively. For the tax year ended December 31, 2010, the payments which are expected to become due pursuant to the tax receivable agreement are approximately $17.5 million, subject to finalization of Fortress’s tax return for such year. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced.

7.	RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from Affiliates was comprised of the following:

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2010
Management fees and incentive income (A)	$53,282	$3,836	$45,591	$110,952	$15,508	$—	$229,169
Expense reimbursements (A)	1,170	3,081	2,052	4,034	3,949	4	14,290
Expense reimbursements- FCF (B)	42,385	—	—	—	—	—	42,385
Dividends and distributions	762	—	—	—	—	—	762
Other	3	521	13,219	—	1	2,693	16,437

Total	$97,602	$7,438	$60,862	$114,986	$19,458	$2,697	$303,043

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2009
Management fees and incentive income (C)	$17,116	$4,087	$7,557	$4,038	$11,200	$—	$43,998
Expense reimbursements (C)	5,471	3,750	1,802	4,752	3,010	—	18,785
Dividends and distributions	—	—	—	—	—	—	—
Other	88	179	—	—	1	1,460	1,728

Total	$22,675	$8,016	$9,359	$8,790	$14,211	$1,460	$64,511

(A)	Net of allowances for uncollectable management fees and expense reimbursements of $11.6 million and $1.5 million, respectively. Allowances are recorded as General and Administrative expenses.
(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 4).
(C)	Net of allowances for uncollectable management fees and expense reimbursements of $13.8 million and $0.8 million, respectively. Allowances are recorded as General and Administrative expenses.

Due to affiliates was comprised of the following:

	December 31, 2010	December 31, 2009
Principals
- Tax receivable agreement - Note 6	$295,541	$326,467
- Distributions payable on Fortress Operating Group units	42,900	16,552
Other	3,956	2,957

	$342,397	$345,976

As of December 31, 2010, amounts due from Fortress Funds recorded in Due from Affiliates included $53.3 million of past due management fees, excluding $11.6 million which has been fully reserved by Fortress, and $15.0 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectable since the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the years ended December 31, 2010, 2009 and 2008, Other Revenues included approximately $6.0 million, $7.0 million and $1.9 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. For 2010, 2009 and 2008, these expenses, which are not reflected in Fortress’s consolidated financial statements, mainly related to subscriptions to market data services, approximated $8.8 million, $17.3 million and $21.0 million, respectively.

Certain Portfolio Companies and Fortress Funds are co-owned by, have merged with, and/or have engaged in transactions (including loans) with, other Portfolio Companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between Portfolio Companies take advantage of synergies between these entities. In some instances, Portfolio Companies have entered into contracts with other Portfolio Companies or with certain of Fortress’s equity method investees to provide services to, or receive services from, these entities, including asset management, consulting, loan servicing and others. These contracts were entered into because the entity providing the service possessed relevant expertise. In one case, during 2008, Fortress paid approximately $1.5 million to one of the Portfolio Companies for services performed for the benefit of another Portfolio Company.

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2010, 2009 and 2008 Fortress waived $1.9 million, $0.7 million and $0.9 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds. In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.1 million and $0.1 million during 2010, 2009 and 2008, respectively.

From time to time, employees of Fortress mutually agree with Fortress to terminate their employment in order to accept employment opportunities at the Fortress Funds, Portfolio Companies, or other affiliates. To the extent these former employees had been granted RSUs by Fortress, they are generally permitted to continue vesting in these RSUs pursuant to their original vesting terms as long as they remain employed by an affiliate.

In connection with its initial public offering, Fortress entered into a tax receivable agreement with the Principals, as described in Note 6, and the Principals entered into a forfeiture agreement with each other, as described in Note 8. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds.

The Principals have guaranteed payment on a several basis to certain Fortress private equity funds and credit PE funds of any contingent repayment (clawback) obligation with respect to such private equity fund or credit PE fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, with respect to such fund.

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.4 million, $0.3 million and $0.4 million in 2010, 2009 and 2008, respectively.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $2.0 million, $1.6 million and $1.3 million in 2010, 2009 and 2008, respectively.

In 2008 and 2007, three of the Principals made non-interest bearing short term loans to, and non-dividend bearing preferred equity investments in, certain private equity Fortress Funds and their subsidiaries. These investments were fully repaid by such funds and subsidiaries prior to December 31, 2009, including repayments from proceeds of subsequent capital calls and capital raises in which Fortress participated. These investments were outside the scope of such funds’ contractual ability to call capital on a pro rata basis from their investors and ranked senior to such capital.

In November 2008, the Principals purchased $35.1 million of shares of one investment from a private equity Fortress Fund, and invested $13.9 million in preferred equity issued by such fund which bears a 20% preferred return. This preferred equity was retired in 2009.

In April 2009, Fortress advanced $0.7 ($0.5 million as of December 31, 2010) million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+3% and is payable on the earlier of (i) April 6, 2012, or (ii) the termination of employment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $350.4 million in 2009 and $30.8 million in 2010 in committed capital for the fund and receives, from Fortress, a fee equal to 1% of all such capital. In 2010, in connection with the launch of an additional Fortress Fund in Asia, Nomura acted as the placement agent and assisted the fund in raising investor capital. Nomura raised a total of $146.7 million in committed capital for the fund and receives from Fortress a fee equal to 1-1.5% of all such capital.

In August 2009, Fortress purchased a residential property from its CEO for $8.5 million, which was equal to its estimated market value. This property was sold in December 2009 for net proceeds of $7.0 million.

In February 2010, two employees terminated their employment at Fortress in order to form their own management company. Effective April 1, 2010, a subsidiary of Fortress entered into a sub-advisory agreement with them and their management company for the purpose of continuing to have them advise on an existing portfolio of illiquid investments in emerging markets on which they previously worked while they were employees. Pursuant to the terms of the agreement, the subsidiary will pay their management company an annual advisory fee and pay them a percentage of realized net proceeds from certain of such investments. As part of the agreement, the former employees have agreed to notify Fortress about certain investment opportunities in which they are involved. Through December 31, 2010, such payments have aggregated $1.8 million.

In April 2010, Fortress entered into a software sublicensing agreement on an “as is” basis with a subsidiary of several Fortress Funds. The software is designed to facilitate cash management, legal entity management and data reconciliation. Fortress paid a one-time licensing fee of $150,000. The license is perpetual and irrevocable and for the non-exclusive use of Fortress’s affiliates.

In December 2010, Fortress purchased a residential property from one of its senior employees for approximately $3.9 million, which was equal to its estimated market value.

In February 2011, Fortress made $1.3 million of advances to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4% and are due upon the maturity of the fund or, at Fortress’s option, upon the termination of employment.

In February 2011, Fortress made a $9.5 million advance to a senior employee (not an officer) in connection with his investments in Fortress Funds. This advance bears interest generally at LIBOR+4% and is expected to be repaid before December 31, 2011.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to the equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2010	2009
Principals’ Fortress Operating Group units	$458,842	$301,469
Employee interests in majority owned and controlled fund advisor and general partner entities	57,609	35,789
Other	1,500	839

Total	$517,951	$338,097

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Year Ended December 31,
	2010	2009	2008
Principals’ Fortress Operating Group units	$(507,376)	$(660,504)	$(890,970)
Employee interests in majority owned and controlled fund advisor and general partner entities	10,030	5,919	(8,297)
Other	264	58	469

Total	$(497,082)	$(654,527)	$(898,798)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to Fortress	$(284,611)	$(254,615)	$(322,288)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals	7,188	—	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs	10,886	4,232	—
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	(144,572)	—

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(266,537)	$(394,955)	$(322,288)

As a result of the 2009 Offering (Note 1), the Principals’ recorded interests in FOG were increased by $144.6 million (the capital raise was accretive to the Principals’ interests).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

8.	EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Equity-based compensation, per below	$215,053	$228,651	$148,486
Profit-sharing expense, per below	167,845	37,581	33,067
Discretionary bonuses	175,623	119,069	123,796
Other payroll, taxes and benefits	162,191	119,344	135,310

	$720,712	$504,645	$440,659

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 119,868,553 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2010. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan.

Granted To	Type of Award	Service Conditions (A)	Entitled to Dividends (B)	Accounting	December 31, 2010 Shares/Units Outstanding

Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	20,020,595

	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	23,497,563

	RSUs	No	Yes	Fair value at grant date discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	295,714

	RSUs	No	No	Fair value at grant date discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	475,714

	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	0

	RPUs	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	31,000,000

Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	426,669

Non- Employees (employees of affiliates)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	1,196,943

(A)	Generally, employee awards made at the time of the initial public offering vest 25% at the end of each of the third through sixth years of service. Subsequent employee awards generally vest over 2.5 years, 33 1/3% at each of three annual dates. Director awards generally vest 33 1/3% after each of Fortress’s next three annual meetings. Certain employees have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.
(B)	Vested Class A shares are delivered to employee grant recipients within no more than six months after vesting or, in certain circumstances, on an agreed schedule. Director restricted shares are delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.
(C)	Represents a profits interest in respect of certain Fortress Operating Group units that had a maximum value that corresponded to 2.9 million Fortress Operating Group (“FOG”) units, granted by one of the Principals to one of Fortress’s employees at the date of the initial public offering. The LTIP was cancelled and fully expensed in 2010.
(D)	Represents FOG restricted partnership units (“RPUs”) granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The RPUs vest into full capital interests in newly issued FOG units. One Third of the RPUs vested in January 2011, and the remainder vest in equal portions on the first business day of 2012 and 2013, subject to continued employment with Fortress.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is updated at each reporting date. During 2010 and 2009, the actual forfeiture rate incurred as well as the decrease in Fortress’s share price from prior levels, and the effects of changes in the economic environment and their impact on employee turnover, caused changes in management’s forfeiture expectations and assumptions. The result of these changes in estimates was a reduction to equity-based compensation expense of $14.4 million during the year ended December 31, 2010, an increase to equity-based compensation expense of $5.9 million during the year ended December 31, 2009, and a reduction to equity-based compensation expense of $18.9 million during the year ended December 31, 2008.

The estimated forfeiture factors which Fortress has used as of the year-end reporting dates were as follows:

	December 31,
	2010	2009	2008
Dividend-paying awards granted prior to 2010	36%	26%	33%
Non-dividend-paying awards granted prior to 2010	48%	35%	35%
Dividend-paying awards granted in 2010	48%	N/A	N/A
Non-dividend-paying awards granted in 2010 (A)	27%	N/A	N/A

(A)	These awards generally have a vesting period of 2.5 years, whereas other awards generally have a vesting period of 6 years, which results in a lower forfeiture expectation.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s initial public offering in 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. No material awards requiring a volatility assumption for valuation were issued during 2010, 2009 or 2008. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

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

	Range of Assumptions
	2010	2009	2008
Initial dividend rate	0%	0%	2.72% - 9.02%
Dividend growth rate	0%	0%	0% - 20%
Risk-free discount rate	N/A	N/A	0.62% - 3.71%

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35%), term (equal to delayed delivery period), dividend rate (based on grant date) and risk-free discount rate (based on grant date and term). No such RSUs were granted in 2010, 2009 or 2008.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

expense could be material.

The following tables set forth information regarding equity-based compensation activities.

	RSUs						RPUs
	Employees		Non-Employees		Restricted Shares Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2008	40,865,316	$16.53	8,600,867	$14.84	109,174	$17.76	31,000,000	$13.75
2009
Issued	7,243,577	3.25	352,162	2.58	127,482	3.77	—	—
Converted to Class A shares	(402,606)	12.50	(687,863)	22.84	(9,479)	15.60	—	—
Forfeited	(2,764,476)	13.82	(1,576,112)	14.63	(10,810)	18.50	—	—

Outstanding at December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75

2010
Issued	13,052,101	4.25	1,004,551	4.70	210,302	3.50	—	—
Converted to Class A shares	(15,029,016)	13.68	(938,390)	13.40	—	—	—	—
Transfers (D)	5,345,717	12.50	(5,345,717)	12.50	—	—	—	—
Forfeited	(4,021,027)	14.22	(212,555)	8.42	—	—	—	—

Outstanding at December 31, 2010 (B)	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75

	Year Ended December 31,
	2010	2009	2008
Expense incurred (B)
Employee RSUs	$106,929	$116,262	$89,411
Non-Employee RSUs	2,661	13,834	(12,395)
Restricted Shares	488	472	601
LTIP	14,468	6,876	6,895
RPUs	90,507	90,507	63,974
Granted Class A shares	—	700	—

Total equity-based compensation expense (C)	$215,053	$228,651	$148,486

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of December 31, 2010 for awards granted to non-employees was $5.70, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.
(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity-based awards outstanding as of December 31, 2010 of $435 million, with a weighted average recognition period of 2.35 years. This does not include contingent amounts or amounts related to the Principals Agreement.
(C)	The equity-based compensation expense resulted in $10.1 million, $1.2 million and $1.7 million of recognized tax benefit in the current period for the years ended December 31, 2010, 2009 and 2008, respectively.
(D)	Relates to FCF employees who became employees of Fortress (Note 4).

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provides that, in the event a Principal voluntarily terminates his employment with Fortress Operating Group for any reason prior to February 2012, a portion of the equity interests held by that Principal as of the completion of Fortress’s initial public offering will be forfeited to the Principals who are employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. Although Fortress is not a party to this agreement, as a result of the service requirement, the fair value (measured at the date of the initial public offering) of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million will be charged to compensation expense on a straight-line basis over the five year service period, including $952.1 million, $952.1 million and $954.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan (see Note 3). The Logan Circle Comp Plan provides for annual bonuses to a senior employee which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees, including this senior employee, in the years 2015, 2016 and 2017. These awards are annual performance-based awards and depend on the future performance of Logan Circle in the specific years to which they relate. Furthermore, the amounts of RSUs or shares to be awarded are not fixed until the respective year is completed. As such, these awards are expensed in the year to which they pertain based on the estimated value of awards expected to vest in that year. No equity-based compensation expense relating to the Logan Circle Comp Plan has been recorded to date.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Private equity funds (A)	$14,824	$3,472	$(23,033)
Castles (A)	—	(192)	4,794
Liquid hedge funds	18,689	16,139	41,808
Credit hedge funds	50,977	6,201	9,212
Credit PE funds	83,355	11,961	286

Total	$167,845	$37,581	$33,067

(A)	Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $3.2 million to the 401(K) Plan in 2011 related to employee contributions made in 2010. Similarly, Fortress contributed $2.6 million and $3.0 million related to employee contributions in 2009 and 2008, respectively.

9.	EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress’s potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress’s subsidiary, Fortress Operating Group, that are owned by the Principals (except the RPUs, as described below) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by GAAP to each of its outstanding equity instruments as shown below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2008
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	94,500,351	94,500,351
Fully vested restricted Class A share units with dividend equivalent rights	407,255	407,255
Fully vested restricted Class A shares	26,881	26,881
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(322,288)	$(322,288)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(7,406)	(7,406)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(2,276)	(2,276)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(331,970)	$(331,970)

Weighted average shares outstanding	94,934,487	94,934,487

Basic and diluted net income (loss) per Class A share	$(3.50)	$(3.50)

	Year Ended December 31, 2009
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	124,460,961	124,460,961
Fully vested restricted Class A share units with dividend equivalent rights	1,185,375	1,185,375
Fully vested restricted Class A shares	94,561	94,561
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	125,740,897	125,740,897

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(254,615)	$(254,615)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(7,552)	(7,552)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(262,167)	$(262,167)

Weighted average shares outstanding	125,740,897	125,740,897

Basic and diluted net income (loss) per Class A share	$(2.08)	$(2.08)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

	Year Ended December 31, 2010
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	160,821,736	160,821,736
Fully vested restricted Class A share units with dividend equivalent rights	4,450,465	4,450,465
Fully vested restricted Class A shares	174,203	174,203
Fortress Operating Group units exchangeable into Class A shares (1)	—	302,123,167
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	165,446,404	467,569,571

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(284,611)	$(284,611)
Dilution in earnings due to RPUs treated as a participating security of Fortress
Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(11,610)	(11,610)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(560,959)

Net income (loss) available to Class A shareholders	$(296,221)	$(857,180)

Weighted average shares outstanding	165,446,404	467,569,571

Basic and diluted net income (loss) per Class A share	$(1.79)	$(1.83)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.
(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.
(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net losses incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

Period	Share Units
Year Ended December 31, 2010	26,436,872
Year Ended December 31, 2009	25,069,721
Year Ended December 31, 2008	27,746,289

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

The Principals exchanged an aggregate of 7,500,000 and 4,297,698 Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2010 and 2009, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2010	2009	2008	2010	2009
Class A shares (public shareholders)	160,821,736	124,460,961	94,500,351	169,110,299	145,485,255
Restricted Class A shares (directors)	339,533	158,500	104,860	426,669	216,367
Restricted Class A share units (employees) (A)	4,450,465	1,185,375	407,255	1,058,331	1,174,117
Restricted Class A share units (employees) (B)	19,695,924	24,153,521	23,815,846	19,257,978	25,218,073
Fortress Operating Group units (Principals)	302,123,167	310,576,187	312,071,550	300,273,852	307,773,852
Fortress Operating Group RPUs (senior employee)	31,000,000	31,000,000	21,852,459	31,000,000	31,000,000

Total	518,430,825	491,534,544	452,752,321	521,127,129	510,867,664

A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.
B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions are summarized as follows:

	Declared in Prior Year, Paid Current Year	Declared in Current Year
		Declared and Paid	Declared but not yet Paid	Total
2010:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	9,442	41,582	38,886	80,468
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	951	4,221	4,014	8,235

Total distributions	$10,393	$45,803	$42,900	$88,703

2009:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals) (B)	—	45,468	9,442	54,910
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	—	4,540	951	5,491

Total distributions (C)	$—	$50,008	$10,393	$60,401

2008:
Dividends on Class A Shares	$21,285	$42,572	$—	$42,572
Dividend equivalents on restricted Class A share units (A)	5,428	10,914	—	10,914
Distributions to Fortress Operating Group unit holders (Principals)	60,176	143,462	—	143,462
Distributions to Fortress Operating Group RPU holders (Note 8)	—	6,975	—	6,975

Total distributions	$86,889	$203,923	$—	$203,923

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.
(B)	Fortress Operating Group made tax-related distributions to the Principals and RPU holders.
(C)	In the fourth quarter of 2009, Fortress declared $16.6 million of tax-related distributions of which $10.4 million were paid, as reflected in the table, and $6.2 million were not paid as a result of a change in tax estimates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2010, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

Regulatory Matters – In the ordinary course of business, Fortress and its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $101.9 million at December 31, 2010. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment – Incentive income received from certain Fortress Funds, primarily private equity funds and credit PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11.

Private Equity Fund Operating Expense Limit – Fortress is contingently liable, under an agreement with the operating subsidiary of its private equity funds, FCF (Note 4), for any expenses of such subsidiary in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ investors). Fortress monitors these expenses and does not expect to make any payments related thereto.

Debt Covenants – Fortress’s debt obligations contain various customary loan covenants (Note 5). Fortress was in compliance with all of its loan covenants as of December 31, 2010.

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in numerous locations worldwide.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Jan-2019
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	5 - 9 months	1 - 9 months
Leasehold improvement incentives	$3,186	$90
Renewal periods	Two 1-year options on one lease and remainder have none	Various, up to 5 years (some have none)

Minimum future rental payments (excluding escalations) under these leases is as follows:

2011	$19,810
2012	17,961
2013	17,000
2014	15,826
2015	14,854
Thereafter	14,740

Total	$100,191

In February 2011, Fortress signed a new lease for office space in San Francisco. The lease expires in December 2021, with a 5 year renewal option, and calls for total minimum rent during the initial term of approximately $15.3 million.

Rent expense recognized on a straight-line basis during the years ended December 31, 2010, 2009 and 2008 was $22.8 million, $19.3 million, and $20.4 million, respectively, and was included in General, Administrative and Other Expense.

11.	SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies. Logan Circle (Note 3) is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments, primarily based on headcount. Interest expense is included in the principal investments segment.

Management assesses Fortress’s segments on a Fortress Operating Group and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the Principals) and income tax expense.

Management assesses the net performance of each segment based on its “distributable earnings” (“DE”) and utilizes “fund management distributable earnings” or “fund management DE” as a supplemental measure of segment performance. Neither distributable earnings or fund management DE is a measure of cash generated by operations which is available for distribution. Rather, they are supplemental measures of operating performance used by management in analyzing its segment and overall results. Neither distributable earnings or fund management DE should be considered as an alternative to cash flow, in accordance with GAAP, as a measure of Fortress’s liquidity, and they are not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Management utilizes distributable earnings and fund management DE as well as net income in its analysis of the overall performance of Fortress and notes that the measures are each useful for different purposes

Total segment assets are equal to total GAAP assets adjusted for:

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

(iv)	the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes, and

(v)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling items in (i)(b) above.

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, Castles and credit PE funds.

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

Fortress’s CODM has defined “remote” in this context to mean that management does not believe there is a reasonable likelihood of a clawback and therefore its base case expectations of a fund’s performance do not include a promote clawback. This is an easier threshold to meet than the “other than temporary” threshold used for estimating investment impairment. Management’s base case expectations are generally not greatly impacted by short-term volatility in the value of a fund’s portfolio companies, including the market prices of the shares of publicly traded portfolio companies, unless either (a) the operating performance of the underlying company, or the value of its assets, are expected to be impacted on a long-term basis (long-term being defined in relation to the remaining life of a given fund), or (b) the value has been depressed below a breakeven point (as described below) for a period in excess of 6-9 months (as circumstances and other factors dictate). These criteria reflect the CODM’s belief that short term changes in the values of portfolio companies do

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

not have a material impact on the likelihood of a clawback, absent deterioration in such companies’ operating performance or in the value of their underlying assets.

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

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of December 31, 2010:

	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year-End Inception-to- Date Net DE Reserve	Current Year-to-Date Gross DE DE Reserve	Current Year-to-Date Net DE Reserve	Inception- to- Date Net Reserve	Notes
Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(B	)
Fund II	$6,568	9 Quarters	$8,520	$—	$—	$8,520	(C	)
Fund III	45,108	12 Quarters	45,108	—	—	45,108	(D	)
FRID	10,041	14 Quarters	10,041	—	—	10,041	(D	)
Credit Opportunitites Fund	N/A	N/A	N/A	N/A	N/A	N/A	(B	)
FTS SIP L.P.	N/A	N/A	N/A	N/A	N/A	N/A	(B	)

	$61,717		$63,669	$—	$—	$63,669

(A)	See Note 3.
(B)	This fund had significant unrealized gains at December 31, 2010. As a result, the CODM determined that no reserve for clawback was required.
(C)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.
(D)	The potential clawback on these funds has been fully reserved in prior quarters.

Impairment Determination

During the years ended December 31, 2010, 2009 and 2008, Fortress recorded $5.1 million, $100.9 million and $286.4 million, respectively, of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. As of December 31, 2010, Fortress had $0.2 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2010, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $244.3 million, representing unrealized gains.

During the years ended December 31, 2010, 2009 and 2008, Fortress recorded $0.0 million, ($17.3) million and $81.0 million, respectively, of net clawback reserves for DE purposes, including reversals of prior reserves.

Fortress expects aggregate returns on its other private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2010 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $0.2 million.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

			Liquid Hedge Funds	Hybrid		Principal Investments	Unallocated	Fortress Subtotal
	Private Equity			Hedge Funds	PE Funds
	Funds	Castles
December 31, 2010 and the Year then Ended
Segment revenues
Management fees	$138,038	$48,135	$79,034	$143,817	$48,421	$—	$13,315	$470,760
Incentive income	41,649	—	64,999	104,872	157,646	—	—	369,166

Segment revenues - total	$179,687	$48,135	$144,033	$248,689	$206,067	$—	$13,315	$839,926

Fund management distributable earnings	$126,869	$18,012	$54,653	$81,249	$95,813	$—	$(18,595)	$358,001

Pre-tax distributable earnings	$126,869	$18,012	$54,653	$81,249	$95,813	$14,194	$(18,595)	$372,195

Total segment assets	$96,807	$6,907	$79,752	$114,912	$19,614	$990,649	$530,500	$1,839,141

							(A )

(A) Unallocated assets include deferred tax assets of $416.0 million.

December 31, 2009 and the Year then Ended
Segment revenues
Management fees	$131,470	$50,362	$79,368	$122,759	$39,849	$—	$—	$423,808
Incentive income	36,506	—	14,195	1,960	22,792	—	—	75,453

Segment revenues - total	$167,976	$50,362	$93,563	$124,719	$62,641	$—	$—	$499,261

Fund management distributable earnings	$115,896	$20,899	$21,297	$21,506	$29,419	$—	$(971)	$208,046

Pre-tax distributable earnings	$115,896	$20,899	$21,297	$21,506	$29,419	$(82,397)	$(971)	$125,649

Total segment assets	$22,587	$8,660	$9,730	$7,966	$14,223	$924,202	$525,156	$1,512,524

December 31, 2008 and the Year then Ended
Segment revenues
Management fees	$162,891	$54,102	$217,575	$147,823	$15,300	$—	$—	$597,691
Incentive income	(94,719)	12	17,658	13,609	412	—	—	(63,028)

Segment revenues-total	$68,172	$54,114	$235,233	$161,432	$15,712	$—	$—	$534,663

Fund management distributable earnings	$65,208	$15,409	$96,063	$37,548	$3,167	$(818)	$(548)	$216,029

Pre-tax distributable earnings	$65,208	$15,409	$96,063	$37,548	$3,167	$(379,032)	$(548)	$(162,185)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2010	2009	2008
Fund management distributable earnings	$358,001	$208,046	$216,029
Investment income (loss)	33,840	(58,390)	(338,572)
Interest expense	(19,646)	(24,007)	(39,642)

Pre-tax distributable earnings	372,195	125,649	(162,185)
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(193,858)	$(32,205)	$(26,077)
Incentive income received from third parties, subject to contingent repayment	(2,790)	—	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	161,028	35,743	36,003
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(5,436)	—	17
Incentive income from hedge funds, subject to annual performance achievement	—	—	—
Incentive income received from the sale of shares related to options	—	—	—
Reserve for clawback, gross (see discussion above)	—	(27,092)	123,460

	(41,056)	(23,554)	133,403

Adjust other income
Distributions of earnings from equity method investees**	(15,065)	(1,284)	(367)
Earnings (losses) from equity method investees**	86,874	20,498	(236,148)
Gains (losses) on options in equity method investees	2,401	653	(15,960)
Gains (losses) on other investments	804	23,944	(36,686)
Incentive income guarantee	—	3,200	(3,200)
Impairment of investments (see discussion above)	5,089	100,883	286,379
Adjust income from the receipt of options	—	—	—

	80,103	147,894	(5,982)

Adjust employee compensation
Adjust employee equity-based compensation expense (including Castle options assigned)	(217,766)	(227,482)	(158,332)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	9,770	(4,927)
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—	(4)

	(217,766)	(217,712)	(163,263)
Adjust mark-to-market of contingent consideration in business combination	878	—	—
Adjust amortization of intangible assets and impairment of goodwill	(1,241)	—	—
Adjust Principals’ equity-based compensation expense	(952,077)	(952,077)	(954,685)
Adjust non-controlling interests related to Fortress Operating Group units	507,376	660,504	890,970
Adjust tax receivable agreement liability	22,036	(55)	55,115
Adjust income taxes	(55,059)	4,736	(115,661)

Total adjustments	(656,806)	(380,264)	(160,103)
Net Income (Loss) Attributable to Class A Shareholders	(284,611)	(254,615)	(322,288)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(497,082)	(654,527)	(898,798)

Net Income (Loss)	$(781,693)	$(909,142)	$(1,221,086)

Total segment assets	$1,839,141	$1,512,524
Adjust equity investments from cost	189,459	113,972
Adjust investments gross of employee portion	46,187	33,023
Adjust option investments to intrinsic value	3,149	748
Adjust intangible assets to cost	(1,241)	—

Total assets (GAAP)	$2,076,695	$1,660,267

**	This adjustment relates to all of the Castles, private equity, and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2010	2009	2008
Segment revenues	$839,926	$499,261	$534,663
Adjust management fees	(1,821)	14,417	650
Adjust incentive income	(41,058)	(23,554)	133,403
Adjust income from the receipt of options	—	—	—
Adjust other revenues (including expense reimbursements)*	153,198	93,971	63,084

Total revenues (GAAP)	$950,245	$584,095	$731,800

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings:

Year Ended December 31,	Private Equity		Liquid Hedge Funds	Credit Funds		Unallocated	Total
	Funds	Castles		Hedge Funds	PE Funds
2010
Depreciation	$1,656	$396	$1,460	$3,235	$902	$3,803	$11,452
Amortization	—	—	—	—	—	1,241	1,241

Total	$1,656	$396	$1,460	$3,235	$902	$5,044	$12,693

2009
Depreciation	$1,121	$549	$1,901	$3,113	$633	$3,467	$10,784
Amortization	—	—	—	—	—	—	—

Total	$1,121	$549	$1,901	$3,113	$633	$3,467	$10,784

2008
Depreciation	$990	$700	$3,176	$2,966	$196	$1,966	$9,994
Amortization	—	—	—	—	—	—	—

Total	$990	$700	$3,176	$2,966	$196	$1,966	$9,994

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2010 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

In January 2011, Fortress granted 5.2 million RSUs to its employees and affiliates valued at an aggregate of $29.2 million on the grant date. These RSUs generally vest over two and a half years. Furthermore, 10.0 million existing RSUs and 10.3 million existing RPUs vested in January 2011 and the related Class A shares and Class B shares, as applicable, will be delivered within six months pursuant to the plan documents. A portion of these Class A shares will be sold to cover withholding tax requirements.

Additional subsequent events are described in Notes 7 and 8.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

13.	CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the years ended, December 31, 2010, 2009 and 2008.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

2010

The consolidating balance sheet information as of December 31, 2010 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$209,217	$1,415	$—	$210,632
Due from affiliates	303,043	31,083	(31,083)	303,043
Investments	1,012,883	259,019	(259,019)	1,012,883
Deferred tax asset	7,716	408,274	—	415,990
Other assets	123,077	11,070	—	134,147

	$1,655,936	$710,861	$(290,102)	$2,076,695

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$260,790	$—	$—	$260,790
Due to affiliates	77,939	295,541	(31,083)	342,397
Deferred incentive income	198,363	—	—	198,363
Debt obligations payable	277,500	—	—	277,500
Other liabilities	64,374	3,856	—	68,230

	878,966	299,397	(31,083)	1,147,280
Commitments and Contingencies
Equity
Paid-in capital	4,192,560	1,465,358	(4,192,560)	1,465,358
Retained earnings (accumulated deficit)	(3,468,570)	(1,052,605)	3,468,570	(1,052,605)
Accumulated other comprehensive income (loss)	(6,129)	(1,289)	6,129	(1,289)

Total Fortress shareholders’ equity (B)	717,861	411,464	(717,861)	411,464

Principals’ and others’ interests in equity ofconsolidated subsidiaries	59,109	—	458,842	517,951

Total Equity	776,970	411,464	(259,019)	929,415

	$1,655,936	$710,861	$(290,102)	$2,076,695

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2010 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$441,145	$—	$—	$441,145
Management fees: non-affiliates	27,794	—	—	27,794
Incentive income: affiliates	302,261	—	—	302,261
Incentive income: non-affiliates	25,847	—	—	25,847
Expense reimbursements from affiliates	146,127	—	—	146,127
Other revenues	7,073	48	(50)	7,071

	950,247	48	(50)	950,245

Expenses
Interest expense	19,687	136	(50)	19,773
Compensation and benefits	720,712	—	—	720,712
Principals agreement compensation	952,077	—	—	952,077
General, administrative and other	112,737	2	—	112,739
Depreciation and amortization	12,693	—	—	12,693

	1,817,906	138	(50)	1,817,994

Other Income (Loss)
Gains (losses)	2,997	—	—	2,997
Tax receivable agreement liability adjustment	—	22,036	—	22,036
Earnings (losses) from equity method investees	115,954	(264,662)	264,662	115,954

	118,951	(242,626)	264,662	140,987

Income (Loss) Before Income Taxes	(748,708)	(242,716)	264,662	(726,762)
Income tax benefit (expense)	(13,036)	(41,895)	—	(54,931)

Net Income (Loss)	$(761,744)	$(284,611)	$264,662	$(781,693)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$10,294	$—	$(507,376)	$(497,082)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(772,038)	$(284,611)	$772,038	$(284,611)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2010 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(761,744)	$(284,611)	$264,662	$(781,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,693	—	—	12,693
Other amortization and accretion	6,874	—	—	6,874
(Earnings) losses from equity method investees	(115,954)	264,662	(264,662)	(115,954)
Distributions of earnings from equity method investees	11,034	—	—	11,034
(Gains) losses	(2,997)	—	—	(2,997)
Deferred incentive income	(161,028)	—	—	(161,028)
Deferred tax (benefit) expense	5,815	37,300	—	43,115
Tax receivable agreement liability adjustment	—	(22,036)	—	(22,036)
Equity-based compensation, including Principals’ Agreement	1,167,130	—	—	1,167,130
Allowance for doubtful accounts	651	—	—	651
Other	2,713	—	—	2,713
Cash flows due to changes in
Due from affiliates	(242,841)	(6,418)	6,418	(242,841)
Other assets	(18,657)	(2,043)	—	(20,700)
Accrued compensation and benefits	200,347	—	—	200,347
Due to affiliates	10,084	(17,268)	(6,418)	(13,602)
Deferred incentive income	199,294	—	—	199,294
Other liabilities	23,297	3,856	—	27,153

Net cash provided by (used in) operating activities	336,711	(26,558)	—	310,153

Cash Flows From Investing Activities
Contributions to equity method investees	(74,581)	(70,112)	70,112	(74,581)
Distributions of capital from equity method investees	50,808	25,766	(25,766)	50,808
Purchase of fixed assets	(6,794)	—	—	(6,794)
Acquisitions, net of cash received	(13,474)	—	—	(13,474)

Net cash provided by (used in) investing activities	(44,041)	(44,346)	44,346	(44,041)

Cash Flows From Financing Activities
Borrowings under debt obligations	330,000	—	—	330,000
Repayments of debt obligations	(450,325)	—	—	(450,325)
Payment of deferred financing costs	(5,060)	—	—	(5,060)
Issuance (purchase) of Class A shares (RSU settlements)	(70,112)	70,112	—	—
Capital contributions (distributions)	70,112	—	(70,112)	—
Dividends and dividend equivalents paid	(81,963)	—	81,963	—
Principals’ and others’ interests in equity of consolidated subsidiaries-contributions	1,271	—	—	1,271
Principals’ and others’ interests in equity of consolidated subsidiaries-distributions	(72,268)	—	(56,197)	(128,465)

Net cash provided by (used in) financing activities	(278,345)	70,112	(44,346)	(252,579)

Net Increase (Decrease) in Cash and Cash Equivalents	14,325	(792)	—	13,533
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099

Cash and Cash Equivalents, End of Period	$209,217	$1,415	—	$210,632

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

2009

The consolidating balance sheet information as of December 31, 2009 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$194,892	$2,207	$—	$197,099
Due from affiliates	64,511	7,180	(7,180)	64,511
Investments	867,215	143,122	(143,122)	867,215
Deferred tax asset	14,196	426,443	—	440,639
Other assets	82,071	8,732	—	90,803

	$1,222,885	$587,684	$(150,302)	$1,660,267

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$131,134	$—	$—	$131,134
Due to affiliates	26,689	326,467	(7,180)	345,976
Deferred incentive income	160,097	—	—	160,097
Debt obligations payable	397,825	—	—	397,825
Other liabilities	25,921	—	—	25,921

	741,666	326,467	(7,180)	1,060,953
Commitments and Contingencies
Equity
Paid-in capital	3,024,577	1,029,536	(3,024,577)	1,029,536
Retained earnings (accumulated deficit)	(2,576,158)	(767,994)	2,576,158	(767,994)
Accumulated other comprehensive income (loss)	(3,828)	(325)	3,828	(325)

Total Fortress shareholders’ equity (B)	444,591	261,217	(444,591)	261,217

Principals’ and others’ interests in equity of consolidated subsidiaries	36,628	—	301,469	338,097

Total Equity	481,219	261,217	(143,122)	599,314

	$1,222,885	$587,684	$(150,302)	$1,660,267

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2009 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$433,501	$—	$—	$433,501
Management fees: non-affiliates	4,724	—	—	4,724
Incentive income: affiliates	50,900	—	—	50,900
Incentive income: non-affiliates	999	—	—	999
Expense reimbursements from affiliates	85,186	—	—	85,186
Other revenues	8,780	5	—	8,785

	584,090	5	—	584,095

Expenses
Interest expense	23,993	278	—	24,271
Compensation and benefits	504,645	—	—	504,645
Principals agreement compensation	952,077	—	—	952,077
General, administrative and other	92,019	40	—	92,059
Depreciation and amortization	10,784	—	—	10,784

	1,583,518	318	—	1,583,836

Other Income (Loss)
Gains (losses)	25,373	—	—	25,373
Tax receivable agreement liability adjustment	—	(55)	—	(55)
Earnings (losses) from equity method investees	60,281	(259,357)	259,357	60,281

	85,654	(259,412)	259,357	85,599

Income (Loss) Before Income Taxes	(913,774)	(259,725)	259,357	(914,142)
Income tax benefit (expense)	(110)	5,110	—	5,000

Net Income (Loss)	$(913,884)	$(254,615)	$259,357	$(909,142)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,977	$—	$(660,504)	$(654,527)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(919,861)	$(254,615)	$919,861	$(254,615)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2009 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(913,884)	$(254,615)	$259,357	$(909,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,784	—	—	10,784
Other amortization and accretion	8,936	—	—	8,936
(Earnings) losses from equity method investees	(60,281)	259,357	(259,357)	(60,281)
Distributions of earnings from equity method investees	4,544	—	—	4,544
(Gains) losses	(25,373)	—	—	(25,373)
Deferred incentive income	(35,743)	—	—	(35,743)
Deferred tax (benefit) expense	(6,664)	(1,905)	—	(8,569)
Tax receivable agreement liability adjustment	—	55	—	55
Equity-based compensation, including Principals’ Agreement	1,180,728	—	—	1,180,728
Allowance for doubtful accounts	(13,767)	—	—	(13,767)
Other	(1,170)	—	—	(1,170)
Cash flows due to changes in
Due from affiliates	(18,718)	—	—	(18,718)
Other assets	(4,858)	(1,386)	—	(6,244)
Accrued compensation and benefits	(18,487)	—	—	(18,487)
Due to affiliates	(4,659)	(17,324)	—	(21,983)
Deferred incentive income	32,205	—	—	32,205
Other liabilities	537	(1,200)	(40)	(703)

Net cash provided by (used in) operating activities	134,130	(17,018)	(40)	117,072

Cash Flows From Investing Activities
Contributions to equity method investees	(46,437)	(219,500)	219,500	(46,437)
Distributions of capital from equity method investees	42,580	18,351	(18,351)	42,580
Purchase of fixed assets	(4,287)	—	—	(4,287)

Net cash provided by (used in) investing activities	(8,144)	(201,149)	201,149	(8,144)

Cash Flows From Financing Activities
Repayments of debt obligations	(331,216)	—	—	(331,216)
Payment of deferred financing costs	(4,162)	—	—	(4,162)
Proceeds from public offering	—	230,000	—	230,000
Costs related to public offering	—	(10,500)	—	(10,500)
Capital contributions (distributions)	219,500	—	(219,500)	—
Dividends and dividend equivalents paid	(68,359)	—	68,359	—
Principals’ and others’ interests in equity of consolidated subsidiaries- contributions	98	—	—	98
Principals’ and others’ interests in equity of consolidated subsidiaries- distributions	(9,418)	—	(49,968)	(59,386)

Net cash provided by (used in) financing activities	(193,557)	219,500	(201,109)	(175,166)

Net Increase (Decrease) in Cash and Cash Equivalents	(67,571)	1,333	—	(66,238)
Cash and Cash Equivalents, Beginning of Period	262,463	874	—	263,337

Cash and Cash Equivalents, End of Period	$194,894	$2,207	$—	$197,099

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

2008

The consolidating statement of operations information for the year ended December 31, 2008 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$593,007	$—	$—	$593,007
Management fees: non-affiliates	5,333	—	—	5,333
Incentive income: affiliates	56,588	—	—	56,588
Incentive income: non-affiliates	13,334	—	—	13,334
Expense reimbursements from affiliates	52,627	—	—	52,627
Other revenues	10,848	63	—	10,911

	731,737	63	—	731,800

Expenses
Interest expense	39,642	498	—	40,140
Compensation and benefits	440,659	—	—	440,659
Principals agreement compensation	954,685	—	—	954,685
General, administrative and other	85,020	(145)	—	84,875
Depreciation and amortization	9,994	—	—	9,994

	1,530,000	353	—	1,530,353

Other Income (Loss)
Gains (losses)	(58,305)	—	—	(58,305)
Tax receivable agreement liability adjustment	—	55,115	—	55,115
Earnings (losses) from equity method investees	(304,180)	(270,054)	270,054	(304,180)

	(362,485)	(214,939)	270,054	(307,370)

Income (Loss) Before Income Taxes	(1,160,748)	(215,229)	270,054	(1,105,923)
Income tax benefit (expense)	(8,104)	(107,059)	—	(115,163)

Net Income (Loss)	$(1,168,852)	$(322,288)	$270,054	$(1,221,086)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(7,828)	$—	$(890,970)	$(898,798)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(1,161,024)	$(322,288)	$1,161,024	$(322,288)

(A)	Other than Fortress Operating Group.
(B)	Includes net income (loss) attributable to the Principals’ interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2008 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(1,168,852)	$(322,288)	$270,054	$(1,221,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,994	—	—	9,994
Other amortization and accretion	6,125	—	—	6,125
(Earnings) losses from equity method investees	304,180	270,054	(270,054)	304,180
Distributions of earnings from equity method investees	9,146	—	—	9,146
(Gains) losses	58,305	—	—	58,305
Deferred incentive income	(36,003)	—	—	(36,003)
Deferred tax (benefit) expense	(3,065)	104,404	—	101,339
Tax receivable agreement liability adjustment	—	(55,115)	—	(55,115)
Equity-based compensation, including Principals’ Agreement	1,103,171	—	—	1,103,171
Cash flows due to changes in
Due from affiliates	101,308	—	—	101,308
Other assets	(24,200)	1,514	—	(22,686)
Accrued compensation and benefits	(85,854)	—	—	(85,854)
Due to affiliates	5,324	498	—	5,822
Deferred incentive income	26,077	—	—	26,077
Other liabilities	(10,442)	802	—	(9,640)

Net cash provided by (used in) operating activities	295,214	(131)	—	295,083

Cash Flows From Investing Activities
Contributions to equity method investees	(167,812)	—	—	(167,812)
Distributions of capital from equity method investees	213,436	61,730	(61,730)	213,436
Purchase of fixed assets	(13,509)	—	—	(13,509)

Net cash provided by (used in) investing activities	32,115	61,730	(61,730)	32,115

Cash Flows From Financing Activities
Borrowings under debt obligations	554,041	—	—	554,041
Repayments of debt obligations	(360,000)	—	—	(360,000)
Payment of deferred financing costs	(8,694)	—	—	(8,694)
Dividends and dividend equivalents paid	(285,137)	(63,855)	270,720	(78,272)
Principals’ and others’ interests in equity of consolidated subsidiaries-contributions	153	—	—	153
Principals’ and others’ interests in equity of consolidated subsidiaries-distributions	(62,508)	—	(208,990)	(271,498)

Net cash provided by (used in) financing activities	(162,145)	(63,855)	61,730	(164,270)

Net Increase (Decrease) in Cash and Cash Equivalents	165,184	(2,256)	—	162,928
Cash and Cash Equivalents, Beginning of Period	97,279	3,130	—	100,409

Cash and Cash Equivalents, End of Period	$262,463	$874	$—	263,337

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(dollars in tables in thousands, except share data)

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2010
Total revenues	$160,188	$191,330	$162,225	$436,502	$950,245
Total expenses	441,738	428,130	457,612	490,514	1,817,994
Total other income (loss)	21,770	(6,807)	18,966	107,058	140,987

Income (Loss) Before Income Taxes	(259,780)	(243,607)	(276,421)	53,046	(726,762)
Income tax benefit (expense)	(1,552)	(7,634)	4,545	(50,290)	(54,931)

Net Income (Loss)	$(261,332)	$(251,241)	$(271,876)	$2,756	$(781,693)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(177,181)	$(158,857)	$(177,221)	$16,177	$(497,082)

Net Income (Loss) Attributable to Class A Shareholders	$(84,151)	$(92,384)	$(94,655)	$(13,421)	$(284,611)

Net income (loss) per Class A share, basic	$(0.56)	$(0.57)	$(0.57)	$(0.09)	$(1.79)

Net income (loss) per Class A share, diluted	$(0.58)	$(0.57)	$(0.62)	$(0.09)	$(1.83)

Weighted average number of Class A shares outstanding, basic	157,821,895	165,246,781	168,907,106	169,975,804	165,446,404

Weighted average number of Class A shares outstanding, diluted	465,595,747	165,246,781	469,180,958	169,975,804	467,569,571

	Quarter Ended
	March 31	June 30	September 30	December 31	Year Ended December 31
2009
Total revenues	$122,296	$139,087	$143,683	$179,029	$584,095
Total expenses	372,007	382,223	397,639	431,967	1,583,836
Total other income (loss)	(37,377)	70,498	60,534	(8,056)	85,599

Income (Loss) Before Income Taxes	(287,088)	(172,638)	(193,422)	(260,994)	(914,142)
Income tax benefit (expense)	407	1,308	3,116	169	5,000

Net Income (Loss)	$(286,681)	$(171,330)	$(190,306)	$(260,825)	$(909,142)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(219,522)	$(126,738)	$(131,704)	$(176,563)	$(654,527)

Net Income (Loss) Attributable to Class A Shareholders	$(67,159)	$(44,592)	$(58,602)	$(84,262)	$(254,615)

Net income (loss) per Class A share, basic	$(0.71)	$(0.40)	$(0.41)	$(0.58)	$(2.08)

Net income (loss) per Class A share, diluted	$(0.71)	$(0.41)	$(0.43)	$(0.58)	$(2.08)

Weighted average number of Class A shares outstanding, basic	95,202,243	115,547,744	143,627,823	146,733,426	125,740,897

Weighted average number of Class A shares outstanding, diluted	95,202,243	427,619,294	454,064,379	146,733,426	125,740,897

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

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

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE – ELECTION OF DIRECTORS” in our definitive proxy statement for the 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2010 (our “2011 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2011 Proxy Statement under the caption “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2011 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

Pursuant to Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, the requisite information pertaining to our executive officers other than our Chief Executive Officer and Chief Financial Officer is reported under Part I of this report.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under "Investor Relations – Governance Documents") that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer, Principal Accounting Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11.	Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2011 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2011 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2010. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007
Omnibus Equity Compensation Plan	426,669	45,486,529	57,310,222
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)	All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. No options, warrants or other rights are outstanding.
(B)	In addition, 16,645,133 Class A Restricted Share Units which were previously issued have vested and been converted to class A shares. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. Accordingly, on January 1, 2008 and 2009, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2010 and 2011, 4,868,553 and 13,161,401 additional Class A shares were reserved for issuance under the Plan, respectively. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2011 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2011 Proxy Statement under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2010 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2011 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2011 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

For Item 15(a) and Item 15(c), see “Financial Statements and Supplementary Data.”

Item 15(b) - Exhibits filed with this Form 10-K:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.3	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.8	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.9	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.10	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.11	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.12	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.13	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.14	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.15	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.16	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.17	Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP and Principal Holdings I LP.

10.18	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.19	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.20	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.21	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.22	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.23	Credit Agreement, dated as of October 7, 2010, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Wells Fargo Bank, National Association, individually and as administrative agent and letter of credit issuer, Bank of America, N.A., individually and as syndication agent, Citigroup Global Markets Inc. and Barclays Bank PLC, as co- documentation agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2010 (File No. 001-33294), Exhibit 10.1).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

March 1, 2011

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
	Daniel N. Bass		Richard N. Haass
	Chief Financial Officer		Director

March 1, 2011		March 1, 2011

By:	/s/ John A. Konawalik	By:	/s/ Douglas L. Jacobs
	John A. Konawalik		Douglas L. Jacobs
	Principal Accounting Officer		Director

March 1, 2011		March 1, 2011

By:	/s/ Wesley R. Edens	By:	/s/ David Barry
	Wesley R. Edens		David Barry
	Co-Chairman of the Board		Director

March 1, 2011		March 1, 2011

By:	/s/ Peter L. Briger, Jr	By:	/s/ Takumi Shibata
	Peter L. Briger, Jr.		Takumi Shibata
	Co-Chairman of the Board		Director

March 1, 2011		March 1, 2011

By:	/s/ Robert I. Kauffman	By:	/s/ George W. Wellde, Jr.
	Robert I. Kauffman		George W. Wellde, Jr.
	Director		Director

March 1, 2011		March 1, 2011

By:	/s/ Randal A. Nardone
Randal A. Nardone
Director

March 1, 2011

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

March 1, 2011

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

Exhibit Index

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.3	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.8	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.9	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.10	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.11	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.12	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.13	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.14	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.15	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.16	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.17	Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP.

10.18	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.19	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.20	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.21	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.22	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.23	Credit Agreement, dated as of October 7, 2010, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Wells Fargo Bank, National Association, individually and as administrative agent and letter of credit issuer, Bank of America, N.A., individually and as syndication agent, Citigroup Global Markets Inc. and Barclays Bank PLC, as co- documentation agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2010 (File No. 001-33294), Exhibit 10.1).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.