Form 10-Q
period 2011-03-31
Fortress Investment Group LLC
filed 2011-05-05
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Class A Shares: 177,590,138 outstanding as of May 1, 2011.

Class B Shares: 305,857,751 outstanding as of May 1, 2011.

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

“Fortress Funds” and “our funds” refers to the private investment funds, alternative asset companies and related managed accounts that are managed by the Fortress Operating Group. The Fortress Macro Fund is our flagship liquid hedge fund and the Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and cash equivalents	$219,450	$210,632
Due from affiliates	190,842	303,043
Investments	1,091,256	1,012,883
Deferred tax asset	411,387	415,990
Other assets	106,852	134,147

	$2,019,787	$2,076,695

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$92,239	$260,790
Due to affiliates	304,103	342,397
Deferred incentive income	245,779	198,363
Debt obligations payable	275,000	277,500
Other liabilities	105,877	68,230

	1,022,998	1,147,280

Commitments and Contingencies
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 177,562,804 and 169,536,968 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 305,857,751 and 300,273,852 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Paid-in capital	1,585,042	1,465,358
Retained earnings (accumulated deficit)	(1,156,037)	(1,052,605)
Accumulated other comprehensive income (loss)	(1,240)	(1,289)

Total Fortress shareholders’ equity	427,765	411,464
Principals’ and others’ interests in equity of consolidated subsidiaries	569,024	517,951

Total equity	996,789	929,415

	$2,019,787	$2,076,695

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues
Management fees: affiliates	$118,868	$106,536
Management fees: non-affiliates	14,401	2,601
Incentive income: affiliates	15,076	17,556
Incentive income: non-affiliates	978	5,154
Expense reimbursements from affiliates	44,342	23,067
Other revenues (affiliate portion disclosed in Note 6)	3,152	5,274

	196,817	160,188

Expenses
Interest expense	4,660	3,796
Compensation and benefits	215,435	179,393
Principals agreement compensation	234,759	234,759
General, administrative and other	40,182	21,108
Depreciation and amortization	3,080	2,682

	498,116	441,738

Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(4,763)	572
Tax receivable agreement liability adjustment	(116)	1,317
Earnings (losses) from equity method investees	72,403	19,881

	67,524	21,770

Income (Loss) Before Income Taxes	(233,775)	(259,780)
Income tax benefit (expense)	(21,419)	(1,552)

Net Income (Loss)	$(255,194)	$(261,332)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(151,762)	$(177,181)

Net Income (Loss) Attributable to Class A Shareholders	$(103,432)	$(84,151)

Dividends declared per Class A share	$—	$—

Earnings Per Class A share
Net income (loss) per Class A share, basic	$(0.58)	$(0.56)

Net income (loss) per Class A share, diluted	$(0.58)	$(0.58)

Weighted average number of Class A shares outstanding, basic	181,019,501	157,821,895

Weighted average number of Class A shares outstanding, diluted	181,019,501	465,595,747

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	45,836	45,836
Distributions to principals’ and others’ interests in equity	—	—	(277)	—	—	(277)	(28,585)	(28,862)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	6,519	—	—	6,519	—	6,519
Director restricted share grant	26,351	—	113	—	—	113	200	313
Capital increase related to equity-based compensation, net	3,250,051	10,333,333	108,427	—	—	108,427	190,510	298,937
Dilution impact of Class A share issuance	—	—	1,024	—	(8)	1,016	(1,016)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(103,432)	—	(103,432)	(151,762)	(255,194)
Foreign currency translation	—	—	—	—	193	193	45	238
Comprehensive income (loss) from equity method investees	—	—	—	—	(103)	(103)	(310)	(413)

Total comprehensive income (loss)								(255,369)

Equity - March 31, 2011	177,562,804	305,857,751	$1,585,042	$(1,156,037)	$(1,240)	$427,765	$569,024	$996,789

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

MARCH 31, 2011

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(255,194)	$(261,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,080	2,682
Other amortization and accretion	385	877
(Earnings) losses from equity method investees	(72,403)	(19,881)
Distributions of earnings from equity method investees	7,954	2,707
(Gains) losses	4,763	(572)
Deferred incentive income	(11,272)	(17,944)
Deferred tax (benefit) expense	10,909	(726)
Options received from affiliates	(7,021)	—
Tax receivable agreement liability adjustment	116	(1,317)
Equity-based compensation, including Principals’ Agreement	299,089	298,566
Allowance for doubtful accounts	4,718	1,122
Cash flows due to changes in
Due from affiliates	(22,371)	(45,653)
Other assets	27,756	(1,292)
Accrued compensation and benefits	(134,265)	(21,211)
Due to affiliates	(11,894)	3,128
Deferred incentive income	56,171	85,150
Other liabilities	39,796	32,302

Net cash provided by (used in) operating activities	(59,683)	56,606

Cash Flows From Investing Activities
Contributions to equity method investees	(33,805)	(28,485)
Distributions of capital from equity method investees	151,559	41,616
Purchase of fixed assets	(2,596)	(388)

Net cash provided by (used in) investing activities	115,158	12,743

Cash Flows From Financing Activities
Repayments of debt obligations	(2,500)	(27,950)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	11,282	37
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(55,439)	(15,114)

Net cash provided by (used in) financing activities	(46,657)	(43,027)

Net Increase (Decrease) in Cash and Cash Equivalents	8,818	26,322
Cash and Cash Equivalents, Beginning of Period	210,632	197,099

Cash and Cash Equivalents, End of Period	$219,450	$223,421

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,097	$3,384

Cash paid during the period for income taxes	$5,469	$2,464

Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$34,285	$45,095

Investments of receivable amounts into Fortress Funds	$130,774	$7,652

Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$12,877	$31,335

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Fortress Investment Group LLC (the “Registrant,” or, together with its subsidiaries, “Fortress”) is a leading, highly diversified global investment management firm whose predecessor was founded in 1998. Its primary business is to sponsor the formation of, and provide investment management services for, various investment funds and companies, including related managed accounts (collectively, the “Fortress Funds”). Fortress generally makes principal investments in these funds.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation
Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non-Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A	As a result of the principals agreement, the January 2007 value of a significant portion of the Principals’ equity in Fortress is being recorded as an expense over a five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

Gains (Losses)	3	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	5	The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

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

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2010 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2011	2010
Private Equity
Private Equity Funds
Management fees - affil.	$35,289	$33,465
Incentive income - affil.	3,219	—
Castles
Management fees - affil.	11,614	11,780
Management fees, options - affil.	7,021	—
Management fees - non-affil.	661	884
Incentive income - affil.	—	—
Liquid Hedge Funds
Management fees - affil.	17,498	17,466
Management fees - non-affil.	4,789	1,336
Incentive income - affil.	1,715	(259)
Incentive income - non-affil.	978	—
Credit Funds
Credit Hedge Funds
Management fees - affil.	31,457	33,668
Management fees - non-affil.	4,055	381
Incentive income - affil.	2,089	(129)
Incentive income - non-affil.	—	5,154
Credit PE Funds
Management fees - affil.	15,989	10,157
Management fees - non-affil.	33	—
Incentive income - affil.	8,053	17,944
Other (A)
Management fees - non-affil.	4,863	—
Total
Management fees - affil.	$118,868	$106,536
Management fees - non-affil.	$14,401	$2,601
Incentive income - affil. (B)	$15,076	$17,556
Incentive income - non-affil.	$978	$5,154

(A)	Related to Logan Circle.

(B)	See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2011 and 2010. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $53.0 million and $6.2 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2011 and 2010, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2011 and 2010, Fortress recognized $8.1 million and $17.9 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066
Share of income (loss) of Fortress Funds	—	—	—	139,672
Distribution of incentive income	58,688	—	58,688	(58,688)
Recognition of previously deferred incentive income	—	(11,272)	(11,272)	—

Deferred incentive income as of March 31, 2011	$761,397	$(515,618)	$245,779	$281,050

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)	At March 31, 2011, the net undistributed incentive income is comprised of $375.6 million of gross undistributed incentive income, net of $94.5 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2011 at their net asset values.

(D)	From inception to March 31, 2011, Fortress has paid $311.3 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $375.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $159.6 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of March 31, 2011:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (C)		Current Preferred Return Threshold (D)		Gain to Cross Incentive Income Threshold (E)		Undistributed Incentive Income (F)	Distributed Incentive Income (G)	Distributed Incentive Income Subject to Clawback (H)	Gross Intrinsic Clawback (I)	Net Intrinsic Clawback (I)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(801,926)	$17,266	$	N/A	$	N/A	$	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J)	Apr-10	1,027,871	(2,759,045)	108,076		1,839,250		—		N/A	9,572	325,931	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,245,088)	130,966		1,401,758		—		N/A	—	287,024	46,412	11,198	7,170
Fund III (2004)	Jan-15	2,762,993	(1,307,375)	1,644,988		189,370		1,018,836		829,466	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(115,925)	172,751		15,028		132,356		117,328	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,445)	3,201,662		(318,454)		1,248,388		1,566,842	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	654,311		(95,734)		269,714		365,448	—	—	—	—	—
Fund V (2007)	Feb-18	3,973,747	(2,862)	3,093,356		(877,529)		883,132		1,760,661	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	936,145	(132)	543,507		(392,506)		247,459		639,965	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A		N/A		N/A		N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,605)	425,091		(289,532)		489,112		778,644	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	248,622		(62,672)		139,437		202,109	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(23,988)		(748,508)		286,645		1,035,153	—	—	—	—	—
FHIF (2006)	Jan-17	1,493,484	(63,169)	1,752,798		322,483		517,542		195,059	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(144)	842,599		(140,036)		316,755		456,791	—	—	—	—	—
Mortgage Opportunities Fund III (2008)	Jun-13	193,861	(46,963)	117,610		(29,288)		—		29,288	—	—	—	—	—

											$9,572	$842,294	$129,762	$94,548	$62,319

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,656)	$263,584		$41,915		$77,244		$35,329	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	270,958	(60,723)	244,039		33,804		61,851		28,047	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	340,740	(119,298)	308,414		86,972		—		N/A	14,298	1,983	—	—	—
LDVF Patent Fund (2007)	Nov-27	40,803	(10,002)	52,814		22,013		—		N/A	1,521	461	—	—	—
Real Assets Fund (2007)	Jun-17	355,783	(165,375)	257,834		67,426		—		N/A	9,219	1,316	—	—	—

											$25,038	$4,172	$—	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund (2008)	Oct-20	$4,301,750	$(4,365,262)	$1,543,286		$1,606,798		$—	$	N/A	$138,242	$179,254	$85,700	$—	$—
Credit Opportunities Fund II (2009)	Jul-22	1,018,804	(196,409)	1,079,860		257,465		—		N/A	52,386	—	—	—	—
FTS SIP L.P. (2008)	Oct-18	1,024,373	(901,001)	453,046		329,674		—		N/A	22,077	44,550	28,800	—	—
SIP L.P. (2010)	Sep-20	11,000	(5,312)	16,803		11,115		—		N/A	2,779	—	—	—	—
FCO MA LSS (2010)	Jun-24	91,546	(7,003)	94,906		10,363		—		N/A	2,080	—	—	—	—
FCO MA II (2010)	Jun-22	183,718	(18,302)	206,150		40,734		—		N/A	7,739	—	—	—	—
FCO MA Maple Leaf (2010)	Oct-20	70,600	—	71,201		601		1,893		1,292	—	—	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	1		21,845		—		N/A	—	2,180	1,517	—	—
Japan Opportunity Fund (2009)	Jun-19	782,322	(257,842)	663,149		138,669		—		N/A	19,979	8,053	—	—	—
Net Lease Fund I (2010)	Feb-23	32,136	(4,880)	31,820		4,564		—		N/A	601	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	37,927	—	35,846		(2,081)		950		3,031	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	261,896	—	258,051		(3,845)		5,457		9,302	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	21,437	—	21,095		(342)		451		793	—	—	—	—	—

											$245,883	$234,037	$116,017	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (K)	Gain to Cross Incentive Income Threshold (L)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (M)	Undistributed Incentive Income (N)	Year to date Incentive Income Crystallized (O)
Liquid Hedge Funds
Macro Funds (P)
Main fund investments	$2,516,963	$29	99.9%	$11,777	$721
Sidepocket investments (Q)	64,088	32,567	N/A	720	—
Sidepocket investments - redeemers (R)	269,022	124,777	N/A	3,305	—
Managed accounts	799,866	—	100.0%	1,638	—
Fortress Commodities Funds (S)
Main fund investments	936,419	—	100.0%	5,593	964
Managed accounts	149,110	—	100.0%	—	890
Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$2,762,713	$—	100.0%	$31,820	$—
Sidepocket investments (Q)	131,737	1,549	N/A	3,417	—
Sidepocket investments - redeemers (R)	214,464	77,413	N/A	1,676	—
Main fund investments (liquidating) (T)	1,906,364	173,872	87.4%	31,576	1,505
Managed accounts	34,469	13,136	0.0%	—	—
Fortress Partners Funds (S)
Main fund investments	186,364	34,867	0.1%	1	—
Sidepocket investments (Q)	96,071	26,876	N/A	664	—
Worden Funds
Main fund investments	206,896	—	100.0%	2,474	—
Value Recovery Funds (U)
Managed accounts	98,161	6,637	68.7%	444	—

(A)	Vintage represents the year in which the fund was formed.

(B)	Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)	A NAV deficit represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below). As of period end, there is an aggregate NAV surplus within both the private equity funds and credit PE funds.

(D)	Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.

(E)	Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).

(F)	Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.

(G)	Represents the amount of incentive income previously received from the fund since inception.

(H)	Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).

(I)	Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2011, Fortress held $48.2 million of such amounts on behalf of employees related to all of the private equity funds.

(J)	Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

(K)	Represents the portion of a fund’s NAV or trading level that is eligible to earn incentive income.

(L)	Represents, for those fund investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

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

(M)	Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote Q below.

(N)	Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.

(O)	Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.

(P)	Represents the Drawbridge Global Macro Funds, Fortress Macro Funds and Fortress Asia Macro Fund. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at March 31, 2011, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(Q)	Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2011, the undistributed incentive income from the Macro main fund would be decreased by approximately $3.8 million.

(R)	Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).

(S)	Includes onshore and offshore funds.

(T)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(U)	Excludes the Value Recovery Funds which had a NAV of $783.4 million at March 31, 2011. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the three months ended March 31, 2011, the capital commitment period of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds will generate lower management fees.

Liquid Hedge Funds and Credit Hedge Funds

During the three months ended March 31, 2011, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of March 31, 2011:

	Liquid	Credit
Fortress	$20,601	$—
Fortress’s affiliates	10,300	—
Third party investors	23,372	—

Total NAV (A)	$54,273	$—

(A)	Or other fee paying basis, as applicable.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds		Credit Hedge Funds
Three Months Ended March 31,	Redemption Notices Received	Redemptions Paid During the Period	Redemption Notices Received	Redemptions Paid During the Period
2011	$147,187	$250,555	$21,238	$408,276
2010	$263,180	$715,385	$16,995	$450,847

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to quarter end, paid afterwards), performance between the notice date and the payment date, and the contractual agreements regarding redemptions, which, in some cases, including all of the credit hedge funds, allow for delayed payment.

Traditional Asset Management

Logan Circle Partners, L.P. (“Logan Circle”) is a fixed income asset manager with approximately $12.5 billion in assets under management as of March 31, 2011, which Fortress acquired in April 2010. Logan Circle is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

Part of the acquisition price was paid with contingent consideration, which is contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4 million at closing (maximum payment of $28 million). The contingent consideration is measured at fair value with changes in fair value being recorded as a gain (loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 3).

The assets acquired primarily included goodwill and other intangible assets, which have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. Fortress tests the Logan Circle goodwill and other intangible assets for impairment annually in the fourth quarter of each calendar year, or whenever events or circumstances indicate that it is more likely than not that Logan Circle’s fair value has declined below its carrying value. No impairment was recorded during the three months ended March 31, 2011. Logan Circle’s fair value is estimated based on the following key assumptions: expected retention rate of existing investors, growth expectations, estimated future fee rates, estimated operating margin, and market discount rates. These assumptions are determined primarily based on Logan Circle’s past experience, Logan Circle’s historical and recent investment performance, Logan Circle’s business plans, current industry trends, and general economic expectations. These assumptions, particularly those relating to investor retention and growth expectations, as well as discount rates, are highly subjective and are subject to significant uncertainty with respect to future events. Continued challenging credit market conditions could adversely impact the value of Logan Circle.

During the three months ended March 31, 2011, Logan Circle generated approximately $4.9 million of revenues (primarily management fees from non-affiliates) and $(4.8) million of net (loss). This net (loss) does not include the change in fair value of the contingent consideration, but does include approximately $1.6 million of allocated corporate overhead. In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” – see Note 7).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2011	December 31, 2010
Equity method investees	$1,024,794	$949,410
Equity method investees, held at fair value	56,988	60,324

Total equity method investments	1,081,782	1,009,734
Options in equity method investees	9,474	3,149

Total investments	$1,091,256	$1,012,883

Gains (losses) from investments can be summarized as follows:

	Three Months Ended March 31,
	2011	2010
Net realized gains (losses)	$278	$400
Net realized gains (losses) from affiliate investments	(383)	(329)
Net unrealized gains (losses)	(1,468)	—
Net unrealized gains (losses) from affiliate investments	(3,190)	501

Total gains (losses)	$(4,763)	$572

Investments in Equity Method Investees

Fortress holds investments in certain Fortress Funds which are recorded based on the equity method of accounting. Fortress’s maximum exposure to loss with respect to these entities is generally equal to its investment plus its basis in any options received from such entities, plus any receivables from such entities as described in Note 6. In addition, unconsolidated affiliates also hold ownership interests in certain of these entities. Summary financial information related to these investments is as follows:

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2011	2010	2011	2010
Private equity funds, excluding NIH (A)	$663,849	$611,794	$55,263	$9,242
NIH	1,476	1,664	(43)	(149)
Newcastle (B)	6,195	6,872	N/A	N/A
Eurocastle (B)	2,451	2,184	N/A	N/A

Total private equity	673,971	622,514	55,220	9,093
Liquid hedge funds	49,537	16,670	1,867	266
Credit hedge funds	229,345	238,783	10,978	9,334
Credit PE funds	122,415	125,265	4,505	(48)
Other	6,514	6,502	(167)	1,236

	$1,081,782	$1,009,734	$72,403	$19,881

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments, as well as its direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH, at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2011
	Private Equity			Liquid	Credit
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,664	$611,794	$9,056	$16,670	$238,783	$125,265	$6,502	$1,009,734
Earnings from equity method investees	(43)	55,263	N/A	1,867	10,978	4,505	(167)	72,403
Other comprehensive income from equity method investees	(2)	—	N/A	—	—	(671)	—	(673)
Contributions to equity method investees	—	114	—	76,616	95,988	6,016	195	178,929
Distributions of earnings from equity method investees	—	—	N/A	(739)	(3,851)	(3,348)	(16)	(7,954)
Distributions of capital from equity method investees	(143)	(288)	N/A	(44,877)	(112,553)	(7,526)	—	(165,387)

Total distributions from equity method investees	(143)	(288)	N/A	(45,616)	(116,404)	(10,874)	(16)	(173,341)

Mark to fair value - during period (C)	N/A	(6,411)	(538)	N/A	N/A	N/A	N/A	(6,949)
Translation adjustment	—	3,377	128	—	—	—	—	3,505
Dispositions	—	—	—	—	—	(1,826)	—	(1,826)

Investment, ending	$1,476	$663,849	$8,646	$49,537	$229,345	$122,415	$6,514	$1,081,782

Ending balance of undistributed earnings	$—	$14,406	N/A	$981	$9,535	$3,409	$1,724	$30,055

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments, as well as its direct investment in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)	Recorded to Gains (Losses).

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

	Private Equity Funds excluding NIH
	March 31, 2011	December 31, 2010
Assets	$13,788,995	$12,490,411
Debt	(232,685)	(145,043)
Other liabilities	(197,261)	(197,587)

Equity	$13,359,049	$12,147,781

Fortress’s Investment (A)	$663,849	$611,794

Ownership (B)	5.0%	5.0%

	Three Months Ended March 31,
	2011	2010
Revenues and gains (losses) on investments	$1,306,321	$301,821
Expenses	(61,001)	(56,796)

Net Income (Loss)	$1,245,320	$245,025

Fortress’s equity in net income (loss)	$55,263	$9,242

(A)	Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH. These companies’ summary financial information is not included in this table.

(B)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Assets	$5,298,780	$4,937,105	$11,661,139	$12,060,662	$6,188,626	$6,593,935
Debt	—	—	(3,285,168)	(3,487,573)	(123,060)	(358,095)
Other liabilities	(1,107,454)	(944,497)	(535,880)	(945,594)	(412,304)	(573,000)
Non-controlling interest	—	—	(10,978)	(15,647)	(1,671)	(4,945)

Equity	$4,191,326	$3,992,608	$7,829,113	$7,611,848	$5,651,591	$5,657,895

Fortress’s Investment	$49,537	$16,670	$229,345	$238,783	$122,415	$125,265

Ownership (A)	1.2%	0.4%	2.9%	3.1%	2.2%	2.2%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Revenues and gains (losses) on investments	$141,890	$128,834	$397,420	$425,999	$407,833	$436,771
Expenses	(33,772)	(46,982)	(65,773)	(66,014)	(48,688)	(78,305)

Net Income (Loss)	$108,118	$81,852	$331,647	$359,985	$359,145	$358,466

Fortress’s equity in net income (loss)	$1,867	$266	$10,978	$9,334	$4,505	$(48)

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)	Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended December 31, 2010 and 2009, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the three months ended March 31, 2011 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of March 31, 2011 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the three months ended March 31, 2011:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	$71,921	$71,167	$758	(C)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of March 31, 2011, $4.0 million represent financial borrowings which have a weighted average maturity of 1 year for the credit PE funds.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities.

(C)	Fortress is not the primary beneficiary of these entities, which represent investing vehicles, because the related funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles were formed for the sole purpose of acting as investment vehicles for the related funds.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	March 31, 2011			December 31, 2010
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$327,739	$190,705	$1,514	$329,999	$189,738	$1,974	(C) (D)
Castles	10,813,492	10,127,537	25,121	10,183,554	9,944,424	19,122	(C) (D)
Liquid Hedge Funds	3,514,444	772,670	2,292	3,335,418	690,280	41,051	(C) (D)
Credit Hedge Funds	2,154,898	388,807	19,697	2,287,545	410,682	41,358	(C) (D)
Credit PE Funds	804,197	800,010	3,069	930,513	450,530	1,962	(C) (D)

(A)	Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries.

(B)	Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)	Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	Fortress’s investment includes management fees receivable, incentive income receivable, expense reimbursements and other receivables from these entities, as applicable.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010. As of March 31, 2011, FCF’s gross assets were approximately $37.4 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $24.8 million at March 31, 2011, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets.

In March 2011, Fortress launched a liquid hedge fund and a related onshore feeder fund, which is a VIE. The onshore feeder fund invests substantially all of its equity directly into the liquid hedge fund. Based on a quantitative and qualitative analysis, management has determined that Fortress is currently the entity that is most closely associated with the onshore feeder fund. Therefore, Fortress is the onshore feeder fund’s primary beneficiary and must consolidate it. As of March 31, 2011, the onshore feeder fund’s gross assets were approximately $30.9 million. Fortress’s exposure to loss from the onshore feeder fund is limited to its investment in the entity, which was approximately $19.6 million at March 31, 2011. As a result of Fortress’s consolidation of the onshore feeder fund, Fortress’s investment in the entity is eliminated in consolidation. As of March 31, 2011, the onshore feeder fund did not have any outstanding financial obligations. Creditors of the onshore feeder fund do not have recourse to Fortress’s other assets.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	March 31, 2011	December 31, 2010
Assets (within Investments)
Newcastle and Eurocastle common shares	$6,565	$7,222	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$48,342	$51,267	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$2,081	$1,834	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Newcastle and Eurocastle options	$9,474	$3,149	Level 2 - Lattice-based option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Logan Circle Contingent Consideration	$(2,174)	$(3,122)	Level 3 - Internal model using significant unobservable inputs
Derivatives	$(3,758)	$(2,732)	Level 2 - See below

(A)	The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of March 31, 2011, it had a face amount of €1.2 million ($1.7 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

Fortress’s interests in instruments measured at fair value using Level 3 inputs changed during the three months ended March 31, 2011 as follows:

	Assets	Liabilities
Balance at December 31, 2010	$1,834	$(3,122)
Total gains (losses) included in net income (including foreign currency translation)	247	948

Balance at March 31, 2011	$2,081	$(2,174)

See Note 4 regarding the fair value of Fortress’s outstanding debt.

In March 2011, Newcastle issued 17.3 million shares of its common stock in a public offering at a price to the public of $6.00 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million. The options were fully vested upon issuance, become exercisable over thirty months and have a 10-year term.

Derivatives

Fortress is exposed to certain risks relating to its ongoing business operations. The primary risk managed by Fortress using derivative instruments is foreign currency risk. Fortress enters into foreign exchange forward contracts and options to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets. Gains and losses on these contracts are reported currently in Gains (Losses).

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value March 31, 2011	Notional Amount March 31, 2011	Gains/(Losses) Three Months Ended March 31, 2011	Maturity Date
Foreign exchange forward contract	Other Liabilities	($4,299)	€20,000	($1,567)	Jun-11
Foreign exchange forward contract	Other Liabilities	$764	€20,000	$764	Jun-11
Foreign exchange option contract	Other Liabilities	$1,082	€30,000	($432)	Feb-12
Foreign exchange option contract	Other Liabilities	($1,305)	€30,000	($233)	Feb-12

(A)	Fortress has a master netting agreement with its counterparty.

The counterparty on these derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

					March 31, 2011
	Face Amount and				Weighted	Weighted
	Carrying Value			Final	Average	Average
	March 31,	December 31,	Contractual	Stated	Funding	Maturity
Debt Obligation	2011	2010	Interest Rate	Maturity	Cost (A)	(Years)
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	—	—
Term loan	275,000	277,500	LIBOR + 4.00% (D)	Oct-15	5.87%	3.48

Total	$275,000	$277,500			5.87%	3.48

(A)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate or the minimum rate, as applicable) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was below the minimum of 1.75%.

(B)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(C)	Approximately $51.4 million was undrawn on the revolving debt facility as of March 31, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.6 million was utilized.

(D)	With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was approximately equal to its face amount at March 31, 2011.

Fortress was in compliance with all of its debt covenants as of March 31, 2011. The following table sets forth the financial covenant requirements as of March 31, 2011.

	March 31, 2011 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥$	25,000	$34,784	(A	)
Consolidated Leverage Ratio	≤	2.75	0.62	(B	)
Minimum Investment Assets Ratio	≥	2.00	3.93	(C	)
Consolidated Fixed Charge Coverage Ratio	≥	1.75	9.53	(B	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.

(B)	Impacted by EBITDA, as defined, which is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

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

Fortress recognizes compensation expense from the issuance of RSUs and RPUs over their vesting period. Consequently, Fortress records an estimated income tax benefit associated with RSUs and RPUs. However, Fortress is not entitled to an actual deduction on its income tax returns until a later date when the compensation is considered taxable to the employee. The actual income tax deduction can vary significantly from the amount recorded as an income tax benefit in earlier periods and is based on the value of the stock at the date the compensation is taxable to the employee.

At each tax deduction date, Fortress is required to compare the amount of the actual income tax benefit to the estimated amount recognized earlier. If the actual tax benefit is less than that estimated, which will occur if the price of the stock has declined during the vesting period, Fortress has a “tax shortfall.” The tax shortfall must be charged to income tax expense to the extent Fortress does not have prior excess tax benefits (i.e., prior actual tax benefits associated with RSUs and RPUs that were greater than the estimated benefits).

Based on the value of the RSUs and RPUs which vested during the three months ended March 31, 2011, Fortress has estimated an $18 million tax shortfall which was charged to income tax expense during the first quarter.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2011	2010
Current
Federal income tax expense (benefit)	$5,270	$81
Foreign income tax expense (benefit)	3,004	587
State and local income tax expense (benefit)	2,236	1,610

	10,510	2,278

Deferred
Federal income tax expense (benefit)	8,290	(1,069)
Foreign income tax expense (benefit)	5	3
State and local income tax expense (benefit)	2,614	340

	10,909	(726)

Total expense (benefit)	$21,419	$1,552

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2011	December 31, 2010
Total deferred tax assets	$505,808	$512,201
Valuation allowance	(94,421)	(96,211)

Net deferred tax assets	$411,387	$415,990

Total deferred tax liabilities (A)	$503	$495

(A)	Included in Other Liabilities

For the three months ended March 31, 2011, a deferred income tax benefit of $0.2 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.5 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs and RPUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the three months ended March 31, 2011 through (i) the exchanges by one senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 8), and (ii) the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $2.1 million with an offsetting increase of $0.8 million to the valuation allowance. In addition, the deferred tax asset was increased by $5.3 million with an offsetting increase of $0.3 million to the valuation allowance related to a step-up in tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2011, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $4.6 million. During the three months ended March 31, 2011, $13.5 million was paid under the tax receivable agreement relating to 2009.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
March 31, 2011
Management fees and incentive income (A)	$79,366	$3,916	$1,676	$26,978	$12,659	$—	$124,595
Expense reimbursements (A)	1,589	3,085	3,994	5,403	3,661	—	17,732
Expense reimbursements - FCF (A)(B)	29,530	—	—	—	—	—	29,530
Dividends and distributions	806	—	—	—	—	—	806
Other	8	652	13,219	—	1,246	3,054	18,179

Total	$111,299	$7,653	$18,889	$32,381	$17,566	$3,054	$190,842

	Private Equity			Credit
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2010
Management fees and incentive income (A)	$53,282	$3,836	$45,591	$110,952	$15,508	$—	$229,169
Expense reimbursements (A)	1,170	3,081	2,052	4,034	3,949	4	14,290
Expense reimbursements - FCF (B)	42,385	—	—	—	—	—	42,385
Dividends and distributions	762	—	—	—	—	—	762
Other	3	521	13,219	—	1	2,693	16,437

Total	$97,602	$7,438	$60,862	$114,986	$19,458	$2,697	$303,043

(A)	Net of allowances for uncollectable management fees and expense reimbursements of $11.7 million and $4.9 million at March 31, 2011, respectively, and of $11.6 million and $1.5 million as of December 31, 2010, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of March 31, 2011, amounts due from Fortress Funds recorded in Due from Affiliates included $73.7 million of past due management fees, excluding $11.7 million which has been fully reserved by Fortress, and $25.9 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees will ultimately be collectable since the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	March 31, 2011	December 31, 2010
Principals - Tax receivable agreement - Note 5	$282,092	$295,541
Distributions payable on Fortress Operating Group units	16,345	42,900
Other	5,666	3,956

	$304,103	$342,397

Other Related Party Transactions

For the three months ended March 31, 2011 and 2010, Other Revenues included approximately $1.0 million and $2.1 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with the Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by the Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the three months ended March 31, 2011 and 2010, these expenses approximated $0.5 million and $3.6 million, respectively.

In February 2011, Fortress made $1.3 million of advances to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4% and are due upon the maturity of the fund or, at Fortress’s option, upon the termination of employment.

In February 2011, Fortress made a $9.5 million advance to a senior employee (not an officer) in connection with his investments in Fortress Funds. This advance bore interest generally at LIBOR+4% and was repaid in March 2011.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	March 31, 2011	December 31, 2010
Fortress Operating Group units held by the Principals and one senior employee	$477,558	$458,842
Employee interests in majority owned and controlled fund advisor and general partner entities	88,784	57,609
Other	2,682	1,500

Total	$569,024	$517,951

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended March 31,
	2011	2010
Fortress Operating Group units held by the Principals and one senior employee	$(154,328)	$(180,123)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,578	2,654
Other	(12)	288

Total	$(151,762)	$(177,181)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to Fortress	$(103,432)	$(84,151)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	3,845	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	1,016	3,433
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	—

Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(98,571)	$(80,718)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended March 31,
	2011	2010
Equity-based compensation, per below	$64,330	$63,806
Profit-sharing expense, per below	58,656	50,414
Discretionary bonuses	50,082	34,359
Other payroll, taxes and benefits	42,367	30,814

	$215,435	$179,393

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares Issued to Directors		RPUs
	Employees		Non-Employees				Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2010	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75
Issued	5,169,104	5.65	—	—	26,351	5.76	—	—
Converted to Class A shares	(3,250,051)	17.88	—	—	—	—	(4,749,434)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(492,660)	14.25	—	—	—	—	—	—

Outstanding as of March 31, 2011 (B)	45,715,979	$10.48	1,196,943	$11.11	453,020	$6.53	20,666,667	$13.75

	Three Months Ended March 31,
	2011	2010
Expense incurred (B)
Employee RSUs	$41,467	$38,453
Non-Employee RSUs	386	1,250
Restricted Shares	160	90
LTIP	—	1,696
RPUs	22,317	22,317

Total equity-based compensation expense	$64,330	$63,806

(A)	Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of March 31, 2011 for awards granted to non-employees was $5.68, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)	In future periods, Fortress will recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2011 of $393 million, with a weighted average recognition period of 2.16 years. This does not include contingent amounts or amounts related to the Principals Agreement.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital.

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan. The Logan Circle Comp Plan provides for annual bonuses to a senior employee which may be paid partially in RSUs, as well as for potential Class A share awards to certain employees, including this senior employee, in the years 2015, 2016 and 2017. $0.1 million of equity-based compensation expense relating to the Logan Circle Comp Plan has been recorded during the three months ended March 31, 2011.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

In January 2011, Fortress granted 5.2 million RSUs to its employees and affiliates valued at an aggregate of $29.2 million on the grant date. These RSUs generally vest over two and a half years.

In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee will receive 2,857,143 Fortress Operating Group units from such Principal if the employee remains with Fortress until January 2012. As a result of the service requirement, the fair value of these units of $15.9 million will be charged to compensation expense in 2011.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2011	2010
Private equity funds	$491	$—
Castles	—	—
Liquid hedge funds	11,904	3,026
Credit hedge funds	18,386	4,145
Credit PE funds	27,875	43,243

Total	$58,656	$50,414

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2011
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	171,287,024	171,287,024
Fully vested restricted Class A share units with dividend equivalent rights	9,481,968	9,481,968
Fully vested restricted Class A shares	250,509	250,509
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	181,019,501	181,019,501

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(103,432)	$(103,432)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,970)	(1,970)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	—

Net income (loss) available to Class A shareholders	$(105,402)	$(105,402)

Weighted average shares outstanding	181,019,501	181,019,501

Basic and diluted net income (loss) per Class A share	$(0.58)	$(0.58)

	Three Months Ended March 31, 2010
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	146,073,810	146,073,810
Fully vested restricted Class A share units with dividend equivalent rights	11,606,613	11,606,613
Fully vested restricted Class A shares	141,472	141,472
Fortress Operating Group units exchangeable into Class A shares (1)	—	307,773,852
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—

Total weighted average shares outstanding	157,821,895	465,595,747

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(84,151)	$(84,151)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(4,934)	(4,934)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(180,051)

Net income (loss) available to Class A shareholders	$(89,085)	$(269,136)

Weighted average shares outstanding	157,821,895	465,595,747

Basic and diluted net income (loss) per Class A share	$(0.56)	$(0.58)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

(1)	The Fortress Operating Group units not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis. These units are not included in the computation of basic earnings per share. These units enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

(2)	Restricted Class A shares granted to directors and certain restricted Class A share units granted to employees are eligible to receive dividend or dividend equivalent payments when dividends are declared and paid on Fortress’s Class A shares and therefore participate fully in the results of Fortress’s operations from the date they are granted. They are included in the computation of both basic and diluted earnings per Class A share using the two-class method for participating securities, except during periods of net losses.

(3)	Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. As a result of the net losses incurred in the periods presented, the effect of the units on the calculation is anti-dilutive for each of the periods. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended March 31,
	2011	2010
Share Units	25,501,235	27,632,927

(4)	Fortress Operating Group RPUs are eligible to receive partnership distribution equivalent payments when distributions are declared and paid on Fortress Operating Group units. The RPUs represent a participating security of Fortress Operating Group and the resulting dilution in Fortress Operating Group earnings available to Fortress is reflected in the computation of both basic and diluted earnings per Class A share using the method prescribed for securities issued by a subsidiary. For purposes of the computation of basic and diluted earnings per Class A share, the fully vested restricted Class A share units with dividend equivalent rights are treated as outstanding Class A shares of Fortress and as outstanding partnership units of Fortress Operating Group.

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2011	2010
Class A shares (public shareholders)	171,287,024	146,073,810
Restricted Class A shares (directors)	452,434	231,292
Restricted Class A share units (employees) (A)	9,481,968	11,606,613
Restricted Class A share units (employees) (B)	14,281,131	19,651,275
Fortress Operating Group units (Principals and one senior employee)	301,700,848	307,773,852
Fortress Operating Group RPUs (one senior employee)	28,359,260	31,000,000

Total	525,562,665	516,336,842

	As of March 31, 2011	As of December 31, 2010
Class A shares (public shareholders)	177,109,784	169,110,299
Restricted Class A shares (directors)	453,020	426,669
Restricted Class A share units (employees) (A)	7,380,075	1,058,331
Restricted Class A share units (employees) (B)	14,022,083	19,257,978
Fortress Operating Group units (Principals and one senior employee)	305,857,751	300,273,852
Fortress Operating Group RPUs (one senior employee)	20,666,667	31,000,000

Total	525,489,380	521,127,129

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2011, 10.0 million existing RSUs and 10.3 million existing RPUs vested and the related Class A and Class B shares, as applicable, were delivered, or, in the case of certain RSUs, are expected to be delivered within six months of vesting pursuant to the plan documents. In March 2011, one senior employee exchanged an aggregate of 4,749,434 FOG units and Class B shares for an equal number of Class A shares. A portion of the vested shares are being sold to cover withholding tax requirements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Dividends and distributions during the three months ended March 31, 2011 are summarized as follows:

	Declared in Prior Year, Paid Current Year (C)	Current Year
		Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	—	11,958	11,958
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	4,014	—	919	919

Total distributions	$42,900	$—	$12,877	$12,877

(A)	A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOGU holders (the Principals and one senior employee) and the RPU holder (one senior employee).

(C)	Of this amount, $3.5 million was paid subsequent to March 31, 2011.

The following table summarizes our comprehensive income (loss) (net of taxes) for the three months ended March 31, 2010:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(84,151)	$(177,181)	$(261,332)
Foreign currency translation	(144)	(534)	(678)
Comprehensive income (loss) from equity method investees	(166)	(545)	(711)

Total comprehensive income (loss)	$(84,461)	$(178,260)	$(262,721)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2010.

General Partner Liability – Certain of Fortress’ consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles. In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on the Fortress balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment. See “Litigation” below.

In March 2011, one private equity fund fell into a $7.6 million negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2011, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $102.1 million as of March 31, 2011. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Minimum Future Rentals – Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

April 1 to December 31, 2011	$15,779
2012	19,956
2013	18,952
2014	18,160
2015	16,563
2016	14,808
Thereafter	1,634

Total	$105,852

Rent expense recognized on a straight-line basis during the three months ended March 31, 2011 and 2010 was $7.6 million and $5.0 million, respectively, and was included in General, Administrative and Other Expense.

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

“Distributable earnings” is a measure of operating performance used by management in analyzing its segment and overall results. For the existing Fortress businesses it is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

Incentive Income

(i) a.	for Fortress Funds which are private equity funds and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

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

(v)	adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

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

Total segment assets are equal to total GAAP assets adjusted for:

(i)	any difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and net asset value for nonpublic investments,

(ii)	employees’ and others’ portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals’ and others’ interests in equity of consolidated subsidiaries) but net for segment reporting purposes,

(iii)	the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above, and

(iv)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling item in (i)(b) above.

In 2011, Fortress’s management changed the method by which segment investments in funds are reported from cost basis to Fortress’s share of the fund’s net asset value. Fortress also changed the method by which segment investments in options are reported from intrinsic value to estimated fair value.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of March 31, 2011:

Fund	Net Intrinsic Clawback (A)	Periods in Intrinsic Clawback	Prior Year-End Inception- to-Date Net DE Reserve	Current Year- to-Date Gross DE Reserve	Current Year- to-Date Net DE Reserve	Inception- to-Date Net DE Reserve	Notes
Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(B	)
Fund II	$7,170	10 Quarters	$8,520	$—	$—	$8,520	(C	)
Fund III	45,108	13 Quarters	45,108	—	—	45,108	(D	)
FRID	10,041	15 Quarters	10,041	—	—	10,041	(D	)
Credit Opportunities Fund	N/A	N/A	N/A	N/A	N/A	N/A	(E	)
FTS SIP L.P.	N/A	N/A	N/A	N/A	N/A	N/A	(E	)

Total	$62,319		$63,669	$—	$—	$63,669

(A)	See Note 2.

(B)	The incentive income from this fund is no longer subject to contingent clawback.

(C)	The net intrinsic clawback in this fund, after the employee portion, is less than previously recorded reserves. As a result, no further reserve was deemed necessary.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

(E)	These funds had significant undistributed gains at March 31, 2011. As a result, the CODM determined that no reserve for clawback was required.

Impairment Determination

During the three months ended March 31, 2011, Fortress recorded $0.1 million of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. As of March 31, 2011, Fortress had $0.2 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2011, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $311.2 million, representing unrealized gains.

During the three months ended March 31, 2011, Fortress did not record any net clawback reserves for DE purposes, or reversals of prior reserves, as shown above.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2011 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $0.2 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

March 31, 2011 and the Three Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$35,289	$12,149	$22,287	$35,513	$16,021	$—	$4,863	$126,122
Incentive income	1,329	—	21,444	38,187	57,359	—	—	118,319

Segment revenues - total	$36,618	$12,149	$43,731	$73,700	$73,380	$—	$4,863	$244,441

Fund management distributable earnings	$22,025	$4,951	$13,183	$20,298	$38,191	$—	$(3,422)	$95,226

Pre-tax distributable earnings	$22,025	$4,951	$13,183	$20,298	$38,191	$7,387	$(3,422)	$102,613

Total segment assets	$115,614	$6,999	$40,563	$62,583	$16,589	$1,296,384	$515,727	$2,054,459

							(A )

(A)	Unallocated assets include deferred tax assets of $411.4 million.

Three Months Ended March 31, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$33,252	$12,539	$18,802	$33,102	$10,157	$—	$—	$107,852
Incentive income	—	—	5,502	8,321	85,150	—	—	98,973

Segment revenues - total	$33,252	$12,539	$24,304	$41,423	$95,307	$—	$—	$206,825

Fund management distributable earnings	$24,562	$4,437	$7,812	$10,762	$45,801	$—	$(1,230)	$92,144

Pre-tax distributable earnings	$24,562	$4,437	$7,812	$10,762	$45,801	$4,249	$(1,230)	$96,393

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Fund management distributable earnings	$95,226	$92,144
Investment income (loss)	12,031	8,001
Interest expense	(4,644)	(3,752)

Pre-tax distributable earnings	102,613	96,393
Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(57,359)	$(85,150)
Incentive income received from third parties, subject to contingent repayment	—	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	11,272	17,944
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(1,329)	—
Incentive income from hedge funds, subject to annual performance achievement	(53,046)	(6,283)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	—	—

	(100,462)	(73,489)
Adjust other income
Distributions of earnings from equity method investees**	(6,758)	(5,776)
Earnings (losses) from equity method investees**	65,719	12,599
Gains (losses) on options in equity method investees	(696)	556
Gains (losses) on other investments	(5,208)	(58)
Impairment of investments (see discussion above)	135	4,344
Adjust income from the receipt of options	7,021	—

	60,213	11,665
Adjust employee compensation
Adjust employee equity-based compensation expense	(64,330)	(63,806)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	—

	(64,330)	(63,806)
Adjust mark-to-market of contingent consideration in business combination	948	—
Adjust amortization of intangible assets and impairment of goodwill	(431)	—
Adjust Principals’ equity-based compensation expense	(234,759)	(234,759)
Adjust non-controlling interests related to Fortress Operating Group units	154,328	180,123
Adjust tax receivable agreement liability	(116)	1,317
Adjust income taxes	(21,436)	(1,595)

Total adjustments	(206,045)	(180,544)
Net Income (Loss) Attributable to Class A Shareholders	(103,432)	(84,151)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(151,762)	(177,181)

Net Income (Loss)	$(255,194)	$(261,332)

**	This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

	March 31, 2011
Total segment assets	$2,054,459
Adjust equity investments from segment carrying amount	(37,436)
Adjust investments gross of employees’ and others’ portion	57,483
Adjust intangible assets to cost	(1,673)
Accrued incentive income subject to annual performance achievement	(53,046)

Total assets (GAAP)	$2,019,787

	Three Months Ended March 31,
	2011	2010
Segment revenues	$244,441	$206,825
Adjust management fees	125	1,285
Adjust incentive income	(102,264)	(73,489)
Adjust income from the receipt of options	7,021	—
Adjust other revenues (including expense reimbursements)*	47,494	25,567

Total revenues (GAAP)	$196,817	$160,188

*	Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid Hedge Funds	Credit		Unallocated	Total
	Funds	Castles		Hedge Funds	PE Funds
Three Months Ended March 31,
2011
Depreciation	$383	$94	$376	$795	$160	$841	$2,649
Amortization	—	—	—	—	—	431	431

Total	$383	$94	$376	$795	$160	$1,272	$3,080

2010
Depreciation	$278	$115	$385	$834	$210	$860	$2,682
Amortization	—	—	—	—	—	—	—

Total	$278	$115	$385	$834	$210	$860	$2,682

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Certain subsequent events have been disclosed in Note 7.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended, March 31, 2011.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of March 31, 2011
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$198,314	$21,136	$—	$219,450
Due from affiliates	190,842	8,690	(8,690)	190,842
Investments	1,091,256	277,227	(277,227)	1,091,256
Deferred tax asset	6,224	405,163	—	411,387
Other assets	106,852	—	—	106,852

	$1,593,488	$712,216	$(285,917)	$2,019,787

Liabilities and Equity
Liabilities
Accrued compensation and benefits	$92,239	$—	$—	$92,239
Due to affiliates	30,701	282,092	(8,690)	304,103
Deferred incentive income	245,779	—	—	245,779
Debt obligations payable	275,000	—	—	275,000
Other liabilities	103,518	2,359	—	105,877

	747,237	284,451	(8,690)	1,022,998
Commitments and Contingencies
Equity
Paid-in capital	4,491,807	1,585,042	(4,491,807)	1,585,042
Retained earnings (accumulated deficit)	(3,730,478)	(1,156,037)	3,730,478	(1,156,037)
Accumulated other comprehensive income (loss)	(6,544)	(1,240)	6,544	(1,240)

Total Fortress shareholders’ equity (B)	754,785	427,765	(754,785)	427,765
Principals’ and others’ interests in equity of consolidated subsidiaries	91,466	—	477,558	569,024

Total Equity	846,251	427,765	(277,227)	996,789

	$1,593,488	$712,216	$(285,917)	$2,019,787

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee’s) members’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$118,868	$—	$—	$118,868
Management fees: non-affiliates	14,401	—	—	14,401
Incentive income: affiliates	15,076	—	—	15,076
Incentive income: non-affiliates	978	—	—	978
Expense reimbursements from affiliates	44,342	—	—	44,342
Other revenues	3,132	25	(5)	3,152

	196,797	25	(5)	196,817

Expenses
Interest expense	4,643	22	(5)	4,660
Compensation and benefits	215,435	—	—	215,435
Principals agreement compensation	234,759	—	—	234,759
General, administrative and other	40,182	—	—	40,182
Depreciation and amortization	3,080	—	—	3,080

	498,099	22	(5)	498,116

Other Income (Loss)
Gains (losses)	(4,763)	—	—	(4,763)
Tax receivable agreement liability adjustment	—	(116)	—	(116)
Earnings (losses) from equity method investees	72,403	(87,808)	87,808	72,403

	67,640	(87,924)	87,808	67,524

Income (Loss) Before Income Taxes	(233,662)	(87,921)	87,808	(233,775)
Income tax benefit (expense)	(5,908)	(15,511)	—	(21,419)

Net Income (Loss)	$(239,570)	$(103,432)	$87,808	$(255,194)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$2,566	$—	$(154,328)	$(151,762)

Net Income (Loss) Attributable to Class A Shareholders (B)	$(242,136)	$(103,432)	$242,136	$(103,432)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(239,570)	$(103,432)	$87,808	$(255,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,080	—	—	3,080
Other amortization and accretion	385	—	—	385
(Earnings) losses from equity method investees	(72,403)	87,808	(87,808)	(72,403)
Distributions of earnings from equity method investees	7,954	—	—	7,954
(Gains) losses	4,763	—	—	4,763
Deferred incentive income	(11,272)	—	—	(11,272)
Deferred tax (benefit) expense	1,452	9,457	—	10,909
Options received from affiliates	(7,021)	—	—	(7,021)
Tax receivable agreement liability adjustment	—	116	—	116
Equity-based compensation, including Principals’ Agreement	299,089	—	—	299,089
Allowance for doubtful accounts	4,718	—	—	4,718
Cash flows due to changes in
Due from affiliates	(22,371)	9,105	(9,105)	(22,371)
Other assets	16,207	11,549	—	27,756
Accrued compensation and benefits	(134,265)	—	—	(134,265)
Due to affiliates	(7,434)	(13,565)	9,105	(11,894)
Deferred incentive income	56,171	—	—	56,171
Other liabilities	41,293	(1,497)	—	39,796

Net cash provided by (used in) operating activities	(59,224)	(459)	—	(59,683)

Cash Flows From Investing Activities
Contributions to equity method investees	(33,805)	(19,534)	19,534	(33,805)
Distributions of capital from equity method investees	151,559	20,180	(20,180)	151,559
Purchase of fixed assets	(2,596)	—	—	(2,596)

Net cash provided by (used in) investing activities	115,158	646	(646)	115,158

Cash Flows From Financing Activities
Repayments of debt obligations	(2,500)	—	—	(2,500)
Issuance (purchase) of Class A shares (RSU settlements)	(19,534)	19,534	—	—
Capital contributions (distributions)	19,534	—	(19,534)	—
Dividends and dividend equivalents paid	(20,180)	—	20,180	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	11,282	—	—	11,282
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(55,439)	—	—	(55,439)

Net cash provided by (used in) financing activities	(66,837)	19,534	646	(46,657)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,903)	19,721	—	8,818
Cash and Cash Equivalents, Beginning of Period	209,217	1,415	—	210,632

Cash and Cash Equivalents, End of Period	$198,314	$21,136	$—	$219,450

(A)	Other than Fortress Operating Group.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $43.1 billion in AUM as of March 31, 2011. Fortress applies its deep experience and specialized expertise across a range of investment strategies – private equity, credit, liquid markets and traditional fixed income – on behalf of over 1,000 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of March 31, 2011, we managed alternative assets in three core businesses:

Private Equity  —  a business that manages approximately $13.2 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds  —  a business that manages approximately $4.8 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets.

Credit Funds  —  a business that manages approximately $12.6 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as in investment funds managed by external managers, which include non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $12.5 billion of AUM, as a separate segment until such time as its operations become significant.

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

Hedge funds are typically “open-end” funds, which means they work as follows: we solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature.

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

•

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

•

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

•

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

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status			Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?	(Refer to Note 2 to our consolidated financial statements)
Yes	Yes	No	• The amount of previously distributed incentive income.

•  The amount of “undistributed incentive income,” which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	• The amount of previously distributed incentive income.
• The “intrinsic clawback,” which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.

•  The amount by which the total current fund value would have to increase as of the reporting date in order to reduce the intrinsic clawback to zero such that we would be in a position to earn additional incentive income from the fund in the future.

No	Yes	N/A

•  The amount of “undistributed incentive income,” which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

No	No	N/A	• The amount by which the total current fund value would have to increase as of the reporting date such that we would be in a position to earn incentive income from the fund in the future.

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

Our liquidity is discussed below, under “– Liquidity and Capital Resources.” Our compensation expenses, including profit sharing and equity-based, are discussed in Note 7 to our consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 10 to our consolidated financial statements contained herein.

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

The amounts not allocated to a segment consist primarily of certain general and administrative expenses. Where applicable, portions of the general and administrative expenses have been allocated between the segments. Our traditional asset management business, Logan Circle Partners, L.P. (“Logan Circle” or “Logan Circle Partners”) is initially being reported in the “unallocated” section of our segments until such time as it becomes material to our operations.

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

The equity and debt markets recently experienced a significant deterioration, beginning in mid-2007. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been impaired since that time although securitization activity has been increasing in 2011. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption. As the turbulence continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments.

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. During 2009 and 2010, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd. and Whistler Blackcomb Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies. The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, while the debt market conditions have remained strong in early 2011, equity market conditions remain volatile and have been adversely affected by the current unrest in the Middle East and the recent earthquake in Japan. We cannot predict future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•

While conditions in the U.S. capital markets have improved meaningfully over the last year, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe. This has resulted in a significant reduction in the value of certain of our investments, which, in turn, has impacted our management fees, incentive income and investment income as described below. Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

•

The market prices of the investments held by our private equity funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and the first quarter of 2010, but have experienced volatility since then. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income, as well as impacting the value of our principal investments in such funds.

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

•

In previous periods, we disclosed that the NAVs of most of our investors in our main credit and liquid hedge funds were below their incentive income thresholds (high water marks). As a result of recent improved performance, the incentive income outlook for these funds has substantially improved and substantially all of the NAV in these funds is above the applicable high water marks. See Note 2 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses, or returns below threshold returns, in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds, and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others.

•

Despite the volatile economic conditions, our overall investment performance and financial condition improved significantly during 2010 and early 2011. Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

First, the strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on the interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. treasury rate or LIBOR) available on other investment products. This is because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns offered on investment products offered by alternative asset managers. We have benefited in past years from relatively tight spreads, which have allowed us and the funds we manage to obtain financing for investments at attractive rates and made our investment products attractive relative to many other products. Although spreads over the past several years have been volatile, they have widened significantly from levels prior to the challenging market conditions. In addition to potentially reducing the relative attractiveness of our investment products, this widening will typically increase our costs when financing our investments using debt, which, in turn, reduces the net return we can earn on those investments. Furthermore, wider spreads reduce the value of investments currently owned by our funds. A reduction in the value of our funds’ investments directly impacts our management fees and incentive income from such funds. As a result, this dynamic could slow capital flow to the alternative investment sector.

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector since the onset of the recession. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through the early part of 2011 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased – and redemption requests appear to have decreased – relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. In a similar vein, investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 through the early part of 2011, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ perception about our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

The strength of the sectors in which our funds have concentrated investments

Our private equity and credit PE funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living facilities. If any of these industries or sectors were adversely affected by market conditions, sector-specific trends or other factors, in a systematic or uniform manner, it could have a disproportionately negative impact on those funds. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on the performance of the funds that are invested in Flagler.

Market Considerations Summary

While disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if challenging conditions persist or intensify, or if generally improving conditions in our market reverse.

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

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Three Months Ended March 31,		Variance
	2011	2010	$	%
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$118,868	$106,536	$12,332	11.6%
Management fees: non-affiliates	14,401	2,601	11,800	453.7%
Incentive income: affiliates	15,076	17,556	(2,480)	-14.1%
Incentive income: non-affiliates	978	5,154	(4,176)	-81.0%
Expense reimbursements from affiliates	44,342	23,067	21,275	92.2%
Other revenues	3,152	5,274	(2,122)	-40.2%

	196,817	160,188	36,629	22.9%

Expenses
Interest expense	4,660	3,796	864	22.8%
Compensation and benefits	215,435	179,393	36,042	20.1%
Principals agreement compensation	234,759	234,759	—	0.0%
General, administrative and other expense (including depreciation and amortization)	43,262	23,790	19,472	81.8%

	498,116	441,738	56,378	12.8%

Other Income (Loss)
Gains (losses)	(4,763)	572	(5,335)	-932.7%
Tax receivable agreement liability adjustment	(116)	1,317	(1,433)	-108.8%
Earnings (losses) from equity method investees	72,403	19,881	52,522	264.2%

	67,524	21,770	45,754	210.2%

Income (Loss) Before Income Taxes	(233,775)	(259,780)	26,005	-10.0%
Income tax benefit (expense)	(21,419)	(1,552)	(19,867)	1280.1%

Net Income (Loss)	$(255,194)	$(261,332)	$6,138	-2.3%

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

Our AUM has changed for the three months ended March 31, 2011 as follows (in millions):

	Private Equity			Credit
	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds (J)	Logan Circle Partners, L.P.	Total
2011

AUM December 31, 2010	$11,923	$3,037	$4,684	$8,444	$4,817	$11,708	$44,613
Capital raised (A)	—	98	330	149	44	—	621
Increase in invested capital	—	—	6	—	453	—	459
Redemptions (B)	—	—	(264)	(350)	—	—	(614)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(424)	—	—	(424)
Return of capital distributions (E)	(201)	—	—	(5)	(741)	—	(947)
Adjustment for reset date (F)	(1,997)	—	—	—	—	—	(1,997)
Crystallized incentive income (G)	—	—	(63)	(94)	—	—	(157)
Equity buyback (H)	—	(19)	—	—	—	—	(19)
Net client flows (traditional)	—	—	—	—	—	545	545
Income (loss) and foreign exchange (I)	291	112	121	314	(42)	231	1,027

AUM March 31, 2011	$10,016	$3,228	$4,814	$8,034	$4,531	$12,484	$43,107

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2011.

(C)	Mainly represents distributions from the Drawbridge Global Macro Fund SPV, which was established to hold the illiquid assets pertaining to investors who gave redemption notices in the fourth quarter of 2008.

(D)	Represents distributions from (i) assets held within redeeming capital accounts (or “RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(E)	Return of capital distributions are based on realization events for private equity and credit PE funds. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.

(F)	The reset date of certain private equity or credit PE funds is an event determined by the earliest occurrence of (i) the first day following the expiration of the capital commitment period of a fund, (ii) a successor fund or entity draws capital contributions or charges management fees or (iii) the date on which all unpaid capital obligations have been cancelled. For the period commencing with the initial closing of or contribution to the fund and ending on the last day of the semi-annual or quarterly period ending on or after the reset date, certain funds generate management fees as a percentage of the fund’s capital commitments and certain funds generate management fees as a percentage of the fund’s aggregate capital contributions. Thereafter, such funds generally generate management fees as a percentage of the aggregate capital contributed adjusted for the fair value of each investment that is below the associated investment’s contributed capital.

(G)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)	Represents buybacks of equity interests by the Castles.

(I)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(J)	As of March 31, 2011, the credit PE funds had approximately $3.6 billion of uncalled capital that will become assets under management when deployed/ called.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

					AUM March 31,		Returns (B)
Name of Fund	Inception Date		Maturity Date (A)		2011	2010	Inception to March 31, 2011
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A	)	$—	$—	25.7%
Fund II	Jul-02		Feb-13		—	328	35.9%
Fund III	Sep-04		Jan-15		1,311	1,253	2.2%
Fund III Coinvestment	Nov-04		Jan-15		98	122	1.4%
Fund IV	Mar-06		Jan-17		2,689	2,347	(2.4)%
Fund IV Coinvestment	Apr-06		Jan-17		641	530	(3.4)%
Fund V	May-07		Feb-18		2,464	3,963	(9.5)%
Fund V Coinvestment	Jul-07		Feb-18		557	935	(16.5)%
FRID	Mar-05		Apr-15		457	476	(8.8)%
GAGACQ Coinvestment Fund	Sep-04		Permanent		—	—	19.3%
FRIC	Mar-06		May-16		169	125	(4.6)%
FICO	Aug-06		Jan-17		24	47	(100.0)%
FHIF	Dec-06		Jan-17		1,041	785	5.2%
FECI	Jun-07		Feb-18		448	532	(4.2)%

							Returns (B)
								Three Months Ended
							Inception	March 31,
							to Date (D)	2011	2010
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-13		117	110	(5.6)%	2.7%	2.3%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent		1,181	1,102	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03		Permanent		2,047	1,953	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02		Redeemable		422	771	9.9%	1.7%	3.7%
Fortress Macro Funds (F)	May-09		Redeemable		2,481	2,270	11.8%	1.9%	3.0%
Fortress Commodities Fund LP	Jan-08		Redeemable		854	838	5.8%	3.0%	(3.5)%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable		106	96	3.9%	2.8%	(3.5)%

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (G)	Aug-02		PE style redemption		4,398	4,535	10.7%	4.9%	6.9%
Drawbridge Special Opp’s Fund LTD (G)	Aug-02		PE style redemption		668	548	11.0%	5.8%	7.0%
Worden Funds	Jan-10		PE style redemption		207	77	16.0%	5.1%	(C )
Fortress Partners Fund LP	Jul-06		Redeemable		788	826	2.2%	3.3%	3.0%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable		701	738	3.0%	3.2%	2.6%
Value Recovery Funds and related assets	(H	)	Non-redeemable		1,204	2,326	(H )	(H )	(H )

Continued on next page.

			AUM March 31,		Returns (B)
Name of Fund	Inception Date	Maturity Date (A)	2011	2010	Inception to March 31, 2011
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	933	619	32.6%
Credit Opportunities Fund II	Jul-09	Jul-22	825	133	(C	)
FTS SIP LP	Sep-08	Oct-18	353	107	33.2%
FCO MA LSS	May-10	Jun-24	70	—	(C	)
FCO MA II	Jun-10	Jun-22	157	—	(C	)
FCO MA Maple Leaf	Oct-10	Oct-20	69	—	(C	)
Long Dated Value Fund I	Apr-05	Apr-30	201	201	3.4%
Long Dated Value Fund II	Nov-05	Nov-30	195	207	3.4%
Long Dated Value Fund III	Feb-07	Feb-32	209	244	11.0%
LDVF Patent Fund	Nov-07	Nov-27	14	14	14.9%
Real Assets Fund	Jun-07	Jun-17	141	133	9.8%
Assets Overflow Fund	Jul-08	May-18	—	34	(C	)
Japan Opportunity Fund	Jun-09	Jun-19	886	506	(C	)
Net Lease Fund	Jan-10	Feb-23	19	—	(C	)
Global Opportunities Fund	Sep-10	Sep-20	186	—	(C	)
Life Settlements Fund	Dec-10	Dec-22	243	—	(C	)
Life Settlements Fund MA	Dec-10	Dec-22	21	—	(C	)

Subtotal - all funds			29,595	29,832
Managed accounts (H)			1,028	365

Total - Alternative Investments			30,623	30,197
Logan Circle Partners, L.P.			12,484	—

Total (I)			$43,107	$30,197

(A)	For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized. The Drawbridge Special Opportunity Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 79% of our alternative investment AUM as of March 31, 2011.

(B)	Represents the following:

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2010 and 2011 ROE is not meaningful because Newcastle had negative book equity.

For liquid and credit hedge funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

For the Mortgage Opportunities Fund, returns represent the ratio of periodic performance to original contributed capital.

(C)	These funds had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through March 31, 2011.

(D)	For liquid hedge funds and credit hedge funds, reflects a composite of monthly returns presented on an annualized net return basis. For the Mortgage Opportunities Fund, reflects the ratio of inception-to-date performance to original contributed capital on an annualized basis.

(E)	Interim returns for Eurocastle Investment Limited are only reported on a semi-annual basis at June 30 of each calendar year.

(F)	AUM presented for the Fortress Macro Funds includes the Fortress Asia Macro Funds which launched in March 2011.

(G)	The returns for the Drawbridge Special Opportunities Funds reflect the performance of each fund excluding the performance of the redeeming capital accounts (i.e. investors who requested redemptions in prior periods and who are being paid out as investments are realized).

(H)	Fortress began managing the third party originated Value Recovery Funds in June 2009. Their returns are not comparable since we are only managing the realization of existing investments within these funds which were acquired prior to Fortress becoming their manager.

(I)	In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 819 employees as of March 31, 2010 to 909 employees as of March 31, 2011.

Revenues

Total revenues were $196.8 million for the three months ended March 31, 2011, a net increase of $36.6 million, compared to $160.2 million for the three months ended March 31, 2010. The increase in revenues was primarily attributable to an increase of $21.3 million in expense reimbursements from affiliates and increases of $12.3 million and $11.8 million in management fees from affiliates and non-affiliates, respectively, and partially offset by decreases of $2.5 million and $4.2 million in incentive income from affiliates and non-affiliates, respectively. The increase in expense reimbursements from affiliates was primarily driven by our consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010. The increases in management fees from affiliates and non-affiliates were primarily driven by: (i) an $11.6 billion increase in AUM from $31.5 billion as of December 31, 2009 to $43.1 billion as of March 31, 2011 and (ii) $3.7 million in fees earned from a new advisory engagement. The decrease in incentive income from affiliates of $2.5 million was primarily due to a reduction in distributions not subject to clawback from certain of our credit PE Funds and was partially offset by (i) an increase in incentive income from certain of our private equity funds primarily due to realization events in 2011 and (ii) an increase in incentive income from certain of our liquid hedge funds primarily due to an increase in the average capital eligible for incentive income and subsequent performance. The decrease in incentive income from non-affiliates of $4.2 million was primarily driven by a reduction in incentive income from a third party account in our credit hedge funds that we no longer manage and was partially offset by crystallized incentive income from a managed account in our liquid hedge funds which launched during August 2010.

Expenses

Expenses were $498.1 million for the three months ended March 31, 2011, an increase of $56.4 million, compared to $441.7 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase of $36.0 million in compensation and benefits and an increase of $19.5 million in general, administrative and other expenses. Total compensation and benefits increased primarily due to an increase in profit sharing compensation, base compensation and discretionary bonuses. The net increase in profit sharing compensation was primarily due to improved returns in certain of our credit hedge funds and partially offset by decreases in profit sharing compensation resulting from reduced realizations in certain of our credit PE funds. The increase in base compensation and discretionary bonuses was primarily due to our consolidation of FCF and Logan Circle effective March 2010 and April 2010, respectively. The increase in general, administrative and other expenses was primarily due to our consolidation of FCF and Logan Circle and an increase in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2011 of $393 million with a weighted average recognition period of 2.16 years. This does not include amounts related to the Principals Agreement, which is discussed below.

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

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Three Months Ended March 31,
	2011	2010
GAAP Net Income (Loss)	$(255,194)	$(261,332)
Principals Agreement Compensation	234,759	234,759

GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(20,435)	$(26,573)

Other Income (Loss)

Other Income (Loss) was $67.5 million for the three months ended March 31, 2011, an increase of $45.8 million compared to $21.8 million for the three months ended March 31, 2010. The change was due to an increase of earnings from equity method investees primarily resulting from improved performance in our private equity funds, credit PE funds and hedge funds for the three months ended March 31, 2011 relative to the prior period, offset by unrealized losses in our direct investments in GAGFAH and our Castles.

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

For the three months ended March 31, 2011 and 2010, Fortress recognized income tax expense (benefit) of $21.4 million and $1.6 million, respectively. The primary reason for the changes in income tax expense (benefit) are (i) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) the tax impact of RSUs and RPUs which vested and were delivered at a value substantially less than their original value. The deferred tax asset is further discussed under “– Critical Accounting Policies” below.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Segment revenues
Management Fees	$35,289	$33,252	$2,037
Incentive Income	1,329	—	1,329

Segment revenues - total	$36,618	$33,252	$3,366

Pre-tax distributable earnings	$22,025	$24,562	$(2,537)

Pre-tax distributable earnings decreased by $2.5 million primarily due to:

Revenues

Management fees were $35.3 million for the three months ended March 31, 2011, an increase of $2.0 million, compared to $33.3 million for the three months ended March 31, 2010. Management fees increased $2.0 million primarily as a result of an increase of $3.1 million in Fund III, Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to an increase in market values in certain portfolio companies during 2010. This increase was partially offset by (i) a net decrease of $0.6 million in management fees primarily as a result of the net asset value of certain portfolio companies declining below their invested capital in 2010, which impacted the computation of 2011 management fees, and (ii) a net decrease of $0.5 million as a result of a decrease in the average management fee percentage earned; and

Incentive income, which is determined on a fund–by-fund basis, was $1.3 million for the three months ended March 31, 2011 as compared to no incentive income recognized for the three months ended March 31, 2010. The increase of $1.3 million of incentive income was attributable to a realization event that occurred in Fund I during the three months ended March 31, 2011.

Expenses

Expenses were $14.6 million for the three months ended March 31, 2011, a net increase of $5.9 million, compared to $8.7 million for the three months ended March 31, 2010. The net increase of $5.9 million in operating expenses was primarily attributable to (i) a net increase of $5.8 million in general and administrative expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds and an increase in professional fees, and (ii) an increase of $0.8 million in compensation and benefits expense, which includes an increase of $0.5 million in profit sharing compensation expense. These increases were partially offset by a $0.6 million decrease in corporate allocable expenses.

Publicly Traded Alternative Investment Vehicles (“Castles”)

The following table presents our results of operations for our Castles segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Segment revenues
Management Fees	$12,149	$12,539	$(390)
Incentive Income	—	—	—

Segment revenues - total	$12,149	$12,539	$(390)

Pre-tax distributable earnings	$4,951	$4,437	$514

Pre-tax distributable earnings increased by $0.5 million primarily due to:

Revenues

Management fees were $12.1 million for the three months ended March 31, 2011, a net decrease of $0.4 million, compared to $12.5 million for the three months ended March 31, 2010. Management fees decreased $0.4 million due to changes in AUM.

Expenses

Expenses were $7.2 million for the three months ended March 31, 2011, a net decrease of $0.9 million, compared to $8.1 million for the three months ended March 31, 2010. The net decrease of $0.9 million in expenses was primarily attributable to a net decrease of $0.3 million in compensation and benefits and a decrease of $0.5 million in allocable corporate expenses primarily due to a decrease in average headcount.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Segment revenues
Management Fees	$22,287	$18,802	$3,485
Incentive Income	21,444	5,502	15,942

Segment revenues - total	$43,731	$24,304	$19,427

Pre-tax distributable earnings	$13,183	$7,812	$5,371

Pre-tax distributable earnings increased by $5.4 million primarily due to:

Revenues

Management fees were $22.3 million for the three months ended March 31, 2011, a net increase of $3.5 million, compared to $18.8 million for the three months ended March 31, 2010. Management fees increased $3.5 million primarily due to a net increase of $4.6 million in management fees from the Fortress Macro Funds and related managed accounts, primarily as a result of net client inflows. This increase was partially offset by a $1.1 million net decrease in management fees from the Drawbridge Global Macro Funds, primarily as a result of investor distributions.

Incentive income, which is determined on a fund–by-fund basis, was $21.4 million for the three months ended March 31, 2011, a net increase of $15.9 million, compared to $5.5 million for the three months ended March 31, 2010. Incentive income increased $15.9 million primarily due to net increases of $8.4 million and $7.5 million in the incentive income generated by the macro strategy funds (including related managed accounts) and Fortress Commodities Fund (including related managed accounts), respectively, which met or exceeded their high water marks and generated subsequent positive performance.

Expenses

Expenses were $30.5 million for the three months ended March 31, 2011, a net increase of $14.0 million, compared to $16.5 million for the three months ended March 31, 2010. The increase of $14.0 million in expenses was primarily attributable to (i) an increase of $13.1 million in compensation and benefits, which includes an increase of $8.9 million in profit sharing compensation expense, and (ii) a net increase of $1.0 million in general and administrative and allocable expenses primarily due to an increase in professional fees and travel expenses as compared to the prior comparative period.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Segment revenues
Management Fees	$35,513	$33,102	$2,411
Incentive Income	38,187	8,321	29,866

Segment revenues - total	$73,700	$41,423	$32,277

Pre-tax distributable earnings	$20,298	$10,762	$9,536

Pre-tax distributable earnings increased by $9.5 million primarily due to:

Revenues

Management fees were $35.5 million for the three months ended March 31, 2011, a net increase of $2.4 million, compared to $33.1 million for the three months ended March 31, 2010. Management fees increased $2.4 million primarily due to (i) an increase of $3.7 million in management fees from an advisory engagement which commenced in the first quarter of 2011 and (ii) an increase of $0.6 million in management fees from the Worden Funds, which launched in 2010. These increases in management fees were partially offset by a net decrease of $1.9 million in management fees primarily due to a decrease in management fees of $1.6 million from the Value Recovery Funds and related assets.

Incentive income, which is determined on a fund–by-fund basis, was $38.2 million for the three months ended March 31, 2011, a net increase of $29.9 million, compared to $8.3 million for the three months ended March 31, 2010. Incentive income increased $29.9 million primarily due to (i) an increase of $33.5 million in incentive income from the Drawbridge Special Opportunities Funds due to an increase in the average capital eligible for incentive income as the funds met or exceeded their high water marks and generated subsequent positive performance and (ii) an increase in incentive income of $2.4 million from the Worden Funds. These increases were partially offset by a $5.1 million decrease in incentive income from a third party account we no longer manage and a $1.0 million decrease in incentive income from other investments.

Expenses

Expenses were $53.4 million for the three months ended March 31, 2011, a net increase of $22.7 million, compared to $30.7 million for the three months ended March 31, 2010. The increase of $22.7 million in expenses was primarily attributable to (i) an increase of $20.8 million in compensation and benefits, which includes an increase of $13.8 million in profit sharing compensation expense and (ii) a net increase of $2.0 million in general and administrative and allocable expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Segment revenues
Management Fees	$16,021	$10,157	$5,864
Incentive Income	57,359	85,150	(27,791)

Segment revenues - total	$73,380	$95,307	$(21,927)

Pre-tax distributable earnings	$38,191	$45,801	$(7,610)

Pre-tax distributable earnings decreased by $7.6 million primarily due to:

Revenues

Management fees were $16.0 million for the three months ended March 31, 2011, an increase of $5.9 million, compared to $10.1 million for the three months ended March 31, 2010. Management fees increased by $5.9 million primarily due to (i) a $5.6 million increase in management fees attributable to capital calls or commitments made after 2009, most notably by Credit Opportunities Fund II, Japan Opportunities Fund, Life Settlements Fund, and a third party account we manage, and (ii) an increase of $0.9 million attributable to the Global Opportunities Fund which launched in September 2010. These increases in management fees were partially offset by a net decrease of $0.6 million in management fees primarily due to the return of capital to investors in Credit Opportunities Fund and Assets Overflow Fund subsequent to 2009.

Incentive income, which is determined on a fund–by-fund basis, was $57.4 million for the three months ended March 31, 2011, a decrease of $27.8 million, compared to $85.2 million for the three months ended March 31, 2010. Incentive income decreased $27.8 million primarily due to a $37.4 million decrease in incentive income as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund and a third party account we manage during the three months ended March 31, 2011 as compared to the prior comparative period. This decrease in incentive income was partially offset by (i) $8.1 million in incentive income generated from the Japan Opportunity Fund for the three months ended March 31, 2011, and (ii) $1.5 million in incentive income primarily due to distributions generated by certain realization events that occurred in Assets Overflow Fund during the three months ended March 31, 2011.

Expenses

Expenses were $35.2 million for the three months ended March 31, 2011, a net decrease of $14.3 million, compared to $49.5 million for the three months ended March 31, 2010. The net decrease of $14.3 million in operating expenses was primarily attributable to a decrease of $16.1 million in compensation and benefits expense, which includes a decrease of $15.4 million in profit sharing compensation expense. This decrease was partially offset by a net increase of $1.7 million in general and administrative and allocable expenses.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Pre-tax distributable earnings (loss)	$7,387	$4,249	$3,138

Revenues

Pre-tax distributable earnings increased by $3.1 million primarily due to:

•

a $4.2 million increase in net investment income primarily as a result of a decrease in recorded impairments of $3.5 million and $0.7 million with respect to our investments in our private equity funds and special investments in our hedge funds, respectively, for the three months ended March 31, 2011 as compared to the prior comparative period;

•

a $0.8 million increase in net investment income from our investments in our funds. The $0.8 million net increase in investment income was due to a net increase of $1.0 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds. This increase was partially offset by a net decrease of $0.2 million attributable to our investments in our hedge funds for the three months ended March 31, 2011 as compared to the prior comparative period;

•

a $0.9 million decrease in net investment income primarily due to a net increase in interest expense primarily due to (i) an increase of $1.3 million primarily due to an increase in the average interest rate paid as compared to the three months ended March 31, 2010, partially offset by (ii) a decrease of $0.5 million in the amortization of financing costs; and

•	a $1.1 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2011:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$58	$—	$58	$	N/A
Fund II	1,428	—	1,428		N/A
Fund III and Fund III Coinvestment	10,736	5,038	5,698		N/A
Fund IV and Fund IV Coinvestment	115,190	79,575	35,615		N/A
Fund V and Fund V Coinvestment	121,662	67,994	53,668		N/A
Long Dated Value Funds	21,155	17,232	3,923		N/A
Real Assets Funds	28,332	20,069	8,263		N/A
Credit Opportunities Funds	38,167	21,353	16,815		(1)
Mortgage Opportunities Funds	4,954	752	4,202		N/A
Asia Funds	4,314	3,497	839		(22)
Single Investment Funds (combined)
GAGFAH (XETRA: GFJ)	8,083	2,880	5,203		N/A
Brookdale (NYSE: BKD)	36,877	8,136	28,741		N/A
Private investment #1	240,704	207,357	33,347		N/A
Private investment #2	83,373	43,715	39,658		N/A
Private investment #3	—	—	N/A		N/A
Castles
Eurocastle (EURONEXT: ECT)	2,451	1,947	504		N/A
Newcastle (NYSE: NCT)	6,195	667	5,528		N/A
Other
Hedge fund side pocket investments	88,642	70,024	18,782		(164)
Direct investments	112,281	63,358	48,925		(2)

Total	$924,602	$613,594	$311,197		$(189)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)	Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

Unallocated

	Three Months Ended March 31,		2011 vs. 2010
	2011	2010	$
Pre-tax distributable earnings (loss)	$(3,422)	$(1,230)	$(2,192)

Three months ended March 31

Pre-tax distributable loss increased by $2.2 million primarily due to:

•	a $4.9 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•	a $7.1 million increase in operating and acquisition expenses primarily due to the Logan Circle acquisition in April 2010.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2011, the receipt of approximately $85.4 million of management fees had been deferred, of which $11.7 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $25.9 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $219.5 million at March 31, 2011, our available draws under our credit facility of $51.4 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, both of which are more challenging in current market conditions than in periods prior to 2008. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “– Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of March 31, 2011, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “– Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2011 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	12,229
Fund V Coinvestment	4
FRID	812
FHIF	9,144
FECI	1,551

Credit PE Funds
Credit Opportunities Fund	15,324
Credit Opportunities Fund II	5,322
FTS SIP L.P.	703
FCO MA LSS	1,544
FCO MA II	9,548
FCO MA Maple Leaf	4,957
Long Dated Value Fund I	460
Long Dated Value Fund II	1,779
Long Dated Value Fund III	165
LDVF Patent Fund	43
Real Assets Fund	21,441
Assets Overflow Fund	200
Japan Opportunity Fund	2,867
Net Lease Fund	526
Global Opportunities Fund	2,289
Life Settlements Fund	70
Life Settlements Fund MA	47
Karols Development Co	5,506
Other	991

Total	$102,146

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

April 1 to December 31, 2011	$15,779
2012	19,956
2013	18,952
2014	18,160
2015	16,563
2016	14,808
Thereafter	1,634

Total	$105,852

Debt Obligations

As of March 31, 2011, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				March 31, 2011
	Face Amount and Carrying Value		Final Stated Maturity	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)
Debt Obligation	March 31, 2011	December 31, 2010
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	0.00%	—
Term loan	275,000	277,500	Oct 2015	5.87%	3.48

Total	$275,000	$277,500		5.87%	3.48

(1)	The weighted average funding cost is calculated based on the contractual interest rate (utilizing the most recently reset LIBOR rate or the minimum rate, as applicable) plus the amortization of deferred financing costs. The most recently reset LIBOR rate was below the minimum of 1.75%.

(2)	Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(3)	Approximately $51.4 million was undrawn on the revolving debt facility as of March 31, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $8.6 million was utilized.

Assuming no Free Cash Flow–based required prepayments, our outstanding debt matures as follows as of March 31, 2011 (in thousands).

April 1 - December 31, 2011	$13,750
2012	35,000
2013	35,000
2014	35,000
2015	156,250

Total	$275,000

During the three months ended March 31, 2011, the average face amount of our outstanding debt was approximately $277.47 million and the highest face amount outstanding at one time during this period was $277.50 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371 million to FIG Corp., pursuant to a demand note. As of March 31, 2011, the outstanding balance was approximately $313.1 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay the 2010 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The events of default under the 2010 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2010 Credit Agreement) with respect to our material funds. A default under this agreement would likely have a material, adverse impact on our liquidity.

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement. We were in compliance with all of these covenants as of March 31, 2011. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of March 31, 2011.

	March 31, 2011 (dollars in millions)
	Requirement		Actual	Notes
AUM	≥	$25,000	$34,784	(A	)
Consolidated Leverage Ratio	≤	2.75	0.62	(B	)
Minimum Investment Assets Ratio	≥	2.00	3.93	(C	)
Consolidated Fixed Charge Coverage Ratio	≥	1.75	9.53	(B	)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.
(B)	The consolidated leverage ratio is equal to net debt, as defined, divided by EBITDA, as defined. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

March 31, 2011
Outstanding debt (D)	$277.4
Plus: Outstanding letters of credit	8.6
Less: Cash (up to $50 million)	(50.0)

Net debt	$236.0

Three Months Ended March 31, 2011
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(748.4)
Depreciation and amortization, interest expense and income taxes	50.9
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	68.0
Other Income Adjustment	(163.3)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,170.4
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—

EBITDA	$377.6

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.
(D)	Includes $2.4 million of other financing which meets the definition of debt under the credit agreement.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference herein.

Dividends / Distributions

During the three months ended March 31, 2011, Fortress Operating Group declared distributions of $12.9 million to the principals and RPU holder in connection with tax obligations.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was ($59.7) million and $56.6 million during the three months ended March 31, 2011 and 2010, respectively.

Operating Activities – Comparative

Cash received for management fees increased by $24.7 million from $110.9 million in 2010 to $135.6 million in 2011. Management fees are based on average AUM, which increased from 2010 to 2011 (private equity funds increased by $0.8 billion, Castles decreased by less than ($0.1) billion, liquid hedge funds decreased by ($0.7) billion, credit hedge funds increased by $0.1 billion, and credit PE funds increased by $1.6 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions and losses. However, approximately $85.4 million of management fees were past due at March 31, 2011 as discussed in “– Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $29.0 million decrease in cash incentive income received was primarily due to reduced realizations within the credit PE funds in 2011.

Cash paid for compensation increased by $118.8 million from the three months ended March 31, 2010 compared to March 31, 2011. Bonuses and profit sharing payments are generally paid in January of the year following the year in which they are earned, so this change is primarily related to an increase in bonuses earned in 2010 compared to 2009.

Cash paid for interest increased approximately $0.7 million primarily due to an increase in the weighted average interest rate to 5.75% in 2011 as compared 2.75% in 2010. This was partially offset by a lower average debt balance of $277.5 million in 2011 compared to $386.2 million in 2010.

Investing Activities

Our net cash flow provided by (used in) investing activities was $115.2 million and $12.7 million during the three months ended March 31, 2011 and 2010, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($33.8) million and ($28.5) million during the three months ended March 31, 2011 and 2010, respectively, (ii) distributions of capital from equity method investees of $151.6 million and $41.6 million during the three months ended March 31, 2011 and 2010, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($2.6) million and ($0.4) million during the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($46.7) million and ($43.0) million during the three months ended March 31, 2011 and 2010, respectively. Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($39.4) million and ($10.4) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($16.0) million and ($4.7) million during these periods, respectively, and (iii) our borrowing and repayment activity.

Critical Accounting Policies

Consolidation

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of the entities. If, as a result of such analysis, Fortress were required to consolidate a fund, portfolio company, or related entity, it could have a material impact on our gross revenues, expenses, net income, assets, liabilities and total equity. However, we would not expect it to materially impact our net income, or equity, attributable to Class A shareholders.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “– Revenue Recognition on Incentive Income” above), although Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity and credit PE incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 2 to Part I, Item 1, “Financial Statements and Supplementary Data – Management Agreements and Fortress Funds.”

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

Liquid Hedge Funds

The majority of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds include interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are verified by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2011. As of March 31, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Private Equity Funds	Liquid Hedge Funds		Credit Hedge Funds	Credit PE Funds	Total Investment Company Holdings

	Basis for Determining Fair Value		Long	Short
1.	Quoted market prices	9%	28%	68%	2%	2%	5%
2.	Other observable market parameters	6%	52%	32%	3%	0%	6%
3A.	Third party pricing sources with significant unobservable market parameters (A)	9%	17%	0%	94%	77%	51%
3B.	Internal models with significant unobservable market parameters	76%	3%	0%	1%	21%	38%

Total		100%	100%	100%	100%	100%	100%

(A)	Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

As of March 31, 2011, $10.2 billion of investments in our private equity funds, $0.1 billion of investments in our liquid hedge funds, $0.1 billion of investments in our credit hedge funds, and $1.2 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2011, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.6 million or ($5.6 million) (A)	$0.6 million	$10.6 million	$0.1 million or ($1.0 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$54.3 million	$0.7 million	$16.3 million	$8.8 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)	Private equity fund and credit PE fund management fees would be generally unchanged as, for the investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2011, $4.1 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2011 is the current reset date.

(B)	Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)	Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

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

2007	$74.9
2008	$48.0
2009	$24.8
2010: Estimated	$75.6
2011 - 2015: Average Required	$58.7
2016 - 2021: Average Required	$81.2

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, “Financial Statements and Supplementary Data – Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, “Risk Factors – Risks Related to Taxation – Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, “Financial Statements and Supplementary Data – Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

•

the discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term; and

•

the discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the volatility assumption would decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

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

See Note 9 to Part I, Item 1 “Financial Statements – Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of March 31, 2011, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $1.0 billion as of December 31, 2010 to $0.9 billion as of March 31, 2011.

Our debt obligations payable decreased from $338.3 million as of December 31, 2010 to $331.8 million as of March 31, 2011, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of March 31, 2011, which we refer to as intrinsic clawback, was $94.5 million as compared to $93.6 million at December 31, 2010.

Our estimated liability under the tax receivable agreement decreased from $295.5 million at December 31, 2010 to $282.1 million at March 31, 2011, primarily as a result of payments made.

Our outstanding capital commitments, including our commitments to our funds, have increased from $101.9 million as of December 31, 2010 to $102.1 million as of March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2011 (in thousands):

Assets
Investments	$1,091,256

Liabilities
Debt obligations payable	$275,000

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2011, approximately 39% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•

For hedge funds, other than the Value Recovery Funds and certain advisory engagements, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments. For the Value Recovery Funds and advisory engagements, management fees are based on realizations, which are not dependent on current estimated fair value, and, in some cases, a fixed fee. For certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

Changes in values of investments could indirectly affect future management fees by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay management fees.

Fortress Funds’ Market Risk Impact on GAAP Incentive Income

Our incentive income is generally based on a percentage of profits of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in the values of the funds’ investments which, in turn, are impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in the values of its investments, (ii) the period over which the Fortress Funds apply performance criteria (i.e., quarterly, annually or over the life of the fund), (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund’s incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary widely from fund to fund, as summarized below, and is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

•

Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2011 would increase or decrease future incentive income by $96.2 million or ($93.0) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•

Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on March 31, 2011 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk – Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2011 (in millions).

	10% Positive Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$6.0	$	N/A	(E)	$61.7	$6.0	$	N/A	(E)	$	N/A
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A
Liquid Hedge Funds	9.0		N/A	(G)	3.7	9.0		90.5			3.5
Credit
Hedge Funds	12.4		N/A	(G)	18.9	12.4		61.1			10.3
PE Funds	0.1		N/A	(E)	9.3	0.1		N/A	(E)		N/A

Total	$27.5		$—		$93.6	$27.5		$151.6			$13.8

	10% Negative Change
	GAAP Revenues					Segment Revenues (A)
	Management Fees (B)	Incentive Income			Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income			Investment Income
Private Equity
Funds	$(7.0)	$	N/A	(E)	$(61.7)	$(7.0)	$	N/A (E) (F)		$	N/A	(F)
Castles (D)	N/A		N/A		N/A	N/A		N/A			N/A	(F)
Liquid Hedge Funds	(9.0)		N/A	(G)	(3.7)	(9.0)		(21.3)			(3.5)
Credit
Hedge Funds	(12.4)		N/A	(G)	(18.9)	(12.4)		(35.8)			(10.3)
PE Funds	(1.0)		N/A	(E)	(9.3)	(1.0)		N/A (E) (F)			N/A	(F)

Total	$(29.4)		$—		$(93.6)	$(29.4)		$(57.1)			$(13.8)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)	Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.6 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)	The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.8 million.

(D)	Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $2.0 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(E)	For GAAP Revenues, private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation. For Segment Revenues, private equity fund and credit PE fund incentive income is based on realizations.

(F)	A reduction in the fair value of investments could impact our conclusion regarding the potential impairment of our investments or a potential segment basis incentive income reserve for funds which are subject to clawback.

(G)	For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2011, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of March 31, 2011, we had a $2.5 million investment in Eurocastle and a $44.4 million investment in GAGFAH, net of foreign exchange forward contracts and option contracts, which are accounted for at fair value. We also had a $24.6 million investment in Karols Development Co. and $4.5 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2011, we estimate the gains and losses for the three months ended March 31, 2011 in relation to the value of the investments would increase or decrease by approximately $5.0 million. In addition, we held $23.8 million of foreign-denominated cash as of March 31, 2011.

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

In addition, our credit agreement requires that we make the following amortization payments during the following periods: $13.8 million during the period from April 1, 2011 through December 31, 2011, $35.0 million in each of 2012, 2013 and 2014, $26.25 million during the first nine months of 2015, and the remaining balance at the maturity of the facilities in October 2015. Making these payments will require a significant amount of our available cash flow that could otherwise be applied to other purposes such as making investments or paying dividends.

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

We could be sued by many different parties, including our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, and regulators, among others. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations, including conflicts of interest, improper related party transactions, breaches of financing or other agreements, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue.

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

We do not know whether the U.S. government’s various efforts to attempt to strengthen the economy and the financial markets or its increased focus on the regulation of the financial services industry will adversely affect our business.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the TARP. There can be no assurance that these steps will have a lasting beneficial impact on the financial markets. To the extent that the markets do not respond favorably to such actions or such actions do not function as intended, there may be broad adverse market implications, which could have a material adverse affect on our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, may adversely affect our business. The Act imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. These rules address, among other things, the following topics:

•	oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

•	regulation by the Federal Reserve of non-bank institutions;

•	prohibitions on insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds;

•	new registration, recordkeeping and reporting on private fund investment advisers;

•	exchange-trading of OTC derivatives;

•	minimum equity retention requirements for issuers of asset-backed securities;

•	the establishment of a new bureau of consumer financial protection;

•	new requirements and higher liability standards on credit rating agencies;

•	increased disclosure of executive compensation and provides shareholders with the right to vote on executive compensation.

Since many key rules will be implemented by various regulatory bodies and other groups over the next several years, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. For instance, in January 2010, the SEC proposed a rule that would require fund advisors with over $1 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that the Dodd-Frank Act will, among other things, increase our costs of operating as a public company and impose restrictions on our business. For example, the Act could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. In addition, we are subject to regulation under the Investment Company Act of 1940, the Securities Exchange Act of 1934, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies in our private equity funds are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Finance Inc. (formerly American General Finance Inc.), in which one of our funds acquired a majority stake in 2010, is in the consumer finance industry, which has recently been the focus of extensive regulation. Moreover, some of the portfolio companies in our funds are subject to regulation from non-financial bodies (such as our senior living and railroad investments). As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities in Singapore, Australia and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely effect our business. Some of our private equity funds currently qualify as venture capital operating companies, or VCOC, and, therefore, are not subject to the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or the characteristics of our funds may change. If these funds fail to qualify as VCOCs or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. Approximately one third of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business.

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

With respect to our hedge funds, our incentive income is paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for Fortress from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these private equity style funds, as of March 31, 2011, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, we have a $60 million revolving credit facility and a $275 million term loan facility. As of March 31, 2011, we had a $275 million term loan outstanding and nothing outstanding under our revolving credit facility ($8.6 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

•

our funds’ returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•

several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when Fortress reduces its investment in them.

Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on the size of our funds; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Losses in our funds result in a decrease in the size of our funds which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constrains due to operational or market forces.

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2011, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $85.4 million, of which $11.7 million has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $25.9 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.1 billion during the period ended March 31, 2011 and $0.9 billion and $2.2 billion during the years ended December 31, 2010 and 2009, respectively, and our credit hedge funds received return of capital requests, including affiliates, for less than $0.1 billion during the period ended March 31, 2011 and for $1.2 billion and $1.5 billion during the years ended December 31, 2010 and 2009, respectively.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of March 31, 2011, the cumulative clawback obligation to investors in these funds would be approximately $62.3 million (net of amounts that would be due back from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The recent financial downturn adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

•	AUM to decrease, lowering management fees;

•	increases in costs associated with financial instruments;

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

Our funds may make investments that are concentrated in certain companies, asset types or geographical regions, which means that negative developments in certain sectors could have a material adverse effect on our revenues and results of operations.

The governing agreements of our funds contain only limited investment restrictions and only limited requirements as to diversification of fund investments, whether by geographic region or asset type. For example, many of our private equity funds have significant investments in particular companies whose assets are concentrated in the following industries, among others: transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living facilities. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity business could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “—Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009. Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.1 billion during the period ended March 31, 2011 and $0.9 billion and $2.2 billion during the years ended December 31, 2010 and 2009, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including affiliates, for those credit hedge funds totaled less than $0.1 billion for the period ended March 31, 2011 and $1.2 billion and $1.5 billion for the years ended December 31, 2010 and 2009, respectively.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in exchange values. Foreign investments may also expose us to political, social and economic uncertainties affecting a country or region, or to political hostility to investments by foreign or private equity investors. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. For example, one of our portfolio companies, in which we also have a direct investment, a German residential housing company called GAGFAH, is facing an arbitration claim from the city of Dresden for a material amount of damages based on the city’s interpretation of the acquisition agreement under which GAGFAH purchased certain properties from the city, and a materially adverse decision in that case could have a material adverse effect on the several Fortress funds that have an investment in GAGFAH. Restrictions imposed or actions taken by foreign governments could also include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While our funds will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

•

Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund’s strategy – for example a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements – may negatively impact one or more other Fortress funds whether due to reputational or other concerns. In recent months, Fortress has been subjected to intermittent protests by groups affiliated with an animal rights movement related to a historical investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

•	Fund investments may also be subject to litigation, which could impact the value of the investment and harm the performance of one or more of our funds.

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

Because our principals primarily hold their economic interest in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals’ tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by the Fortress Operating Group to us to satisfy our tax obligations, or to make payments to our principals under the tax receivable agreement, will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of FOG units. As a result of the foregoing, amounts may be distributed to the holders of the FOG units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

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

At any time and from time to time, each of our principals and one senior employee (who is not a principal) has the right to exchange his Fortress Operating Group units for our Class A shares in a taxable transaction. These taxable exchanges, as well as our acquisitions of units from our principals, may result in increases in the tax depreciation and amortization deductions, as well as an increase in the tax basis of other assets, of the Fortress Operating Group that otherwise would not have been available. These increases in tax depreciation and amortization deductions, as well as the tax basis of other assets, may reduce the amount of tax that FIG Corp. or FIG Asset Co. LLC and any other corporate taxpayers would otherwise be required to pay in the future, although the IRS may challenge all or part of increased deductions and tax basis increase, and a court could sustain such a challenge.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a decision to continue not paying a regular dividend;

•	failure to meet analysts’ earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel or lack of certainty about the principals’ employment agreements after February 2012;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2011, we had 482,967,535 outstanding Class A shares on a fully diluted basis, including 19,895,184 resulting from vested equity compensation, 46,912,922 restricted Class A share units granted to employees and affiliates (net of forfeitures), 453,020 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,768,828 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2011 and 2010, respectively, and became eligible for resale by the holders, with a similar amount vesting on each of the two succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2011 and 2010, respectively, the number of shares reserved for issuance pursuant to this calculation increased by 13,161,401 and 4,868,553 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	and (c) Financial statements and schedules:

See Part I, Item 1, “Financial Statements”

(b)	Exhibits filed with this Quarterly Report on Form 10-Q:

3.1	Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.1).

3.2	Certificate of Amendment to Certificate of Formation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 3.2).

3.3	Fourth Amended and Restated Limited Liability Company Agreement of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 3.3).

4.1	Specimen Certificate evidencing the Registrant’s Class A shares (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.1).

4.2	Form of Shareholders Agreement, by and among the Registrant, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.2).

4.3	Investor Shareholder Agreement, dated January 17, 2007, by and between the Registrant and Nomura Investment Managers U.S.A., Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 4.3).

10.1	Form of Agreement Among Principals, by and among Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, and Michael Novogratz (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.1).

10.2	Amended and Restated Tax Receivable Agreement dated February 1, 2007, by and among FIG Corp., FIG Asset Co. LLC, the entities set forth on the signature pages thereto and each of the parties thereto identified as partners (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.3).

10.3	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Peter Briger and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.4).

10.4	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Wesley Edens and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.5.).

10.5	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Randal Nardone and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.6).

10.6	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Robert Kauffman and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.7).

10.7	Employment, Non-Competition and Non-Solicitation Agreement, dated January 17, 2007, by and between Michael Novogratz and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.8).

10.8	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S- 1 (File No. 333-138514), Exhibit 10.12).

10.9	Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.10	By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.11	Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.12	Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.13	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.14	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.18).

10.15	Amended and Restated Limited Partnership Agreement of Fortress Operating Entity III LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.19).

10.16	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.17	Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.18	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.19	Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.20	Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.21	Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.22	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.23	Credit Agreement, dated as of October 7, 2010, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Wells Fargo Bank, National Association, individually and as administrative agent and letter of credit issuer, Bank of America, N.A., individually and as syndication agent, Citigroup Global Markets Inc. and Barclays Bank PLC, as co- documentation agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2010 (File No. 001-33294), Exhibit 10.1).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

May 5, 2011

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 5, 2011

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 5, 2011