Form 10-Q
period 2011-06-30
Fortress Investment Group LLC
filed 2011-08-04
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A Shares: 184,439,525 outstanding as of August 1, 2011.

Class B Shares: 305,857,751 outstanding as of August 1, 2011.

FORTRESS INVESTMENT GROUP LLC

FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

‘‘Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

(i)                                   the capital commitments or invested capital (or NAV, if lower) of our private equity funds and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)                                the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our “Castles,”

(iii)                             the net asset value, or “NAV,” of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee); and

(iv)                            the NAV or fair value of our managed accounts, to the extent management fees are charged.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Cash and cash equivalents	$227,894	$210,632
Due from affiliates	174,686	303,043
Investments	1,114,367	1,012,883
Deferred tax asset	407,192	415,990
Other assets	116,682	134,147
	$2,040,821	$2,076,695

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$138,593	$260,790
Due to affiliates	288,416	342,397
Deferred incentive income	254,145	198,363
Debt obligations payable	272,500	277,500
Other liabilities	64,207	68,230
	1,017,861	1,147,280

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 184,439,525 and 169,536,968 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 305,857,751 and 300,273,852 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Paid-in capital	1,703,243	1,465,358
Retained earnings (accumulated deficit)	(1,250,573)	(1,052,605)
Accumulated other comprehensive income (loss)	(1,228)	(1,289)
Total Fortress shareholders’ equity	451,442	411,464
Principals’ and others’ interests in equity of consolidated subsidiaries	571,518	517,951
Total equity	1,022,960	929,415
	$2,040,821	$2,076,695

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Management fees: affiliates	$116,048	$112,894	$234,916	$219,430
Management fees: non-affiliates	14,375	6,284	28,776	8,885
Incentive income: affiliates	14,531	28,849	29,607	46,405
Incentive income: non-affiliates	7	233	985	5,387
Expense reimbursements from affiliates	43,645	40,794	87,987	63,861
Other revenues (affiliate portion disclosed in Note 6)	1,210	2,276	4,362	7,550
	189,816	191,330	386,633	351,518
Expenses
Interest expense	4,640	3,698	9,300	7,494
Compensation and benefits	161,398	159,529	376,833	338,922
Principals agreement compensation	237,367	237,367	472,126	472,126
General, administrative and other	35,198	24,242	75,380	45,350
Depreciation and amortization	3,267	3,294	6,347	5,976
	441,870	428,130	939,986	869,868
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(6,759)	(12,957)	(11,522)	(12,385)
Tax receivable agreement liability adjustment	—	—	(116)	1,317
Earnings (losses) from equity method investees	18,497	6,150	90,900	26,031
	11,738	(6,807)	79,262	14,963
Income (Loss) Before Income Taxes	(240,316)	(243,607)	(474,091)	(503,387)
Income tax benefit (expense)	(5,786)	(7,634)	(27,205)	(9,186)
Net Income (Loss)	$(246,102)	$(251,241)	$(501,296)	$(512,573)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(151,566)	$(158,857)	$(303,328)	$(336,038)
Net Income (Loss) Attributable to Class A Shareholders	$(94,536)	$(92,384)	$(197,968)	$(176,535)
Dividends declared per Class A share	$—	$—	$—	$—

Earnings Per Class A share

Net income (loss) per Class A share, basic	$(0.52)	$(0.57)	$(1.10)	$(1.14)
Net income (loss) per Class A share, diluted	$(0.56)	$(0.57)	$(1.11)	$(1.16)
Weighted average number of Class A shares outstanding, basic	184,952,566	165,246,781	183,018,516	161,385,135
Weighted average number of Class A shares outstanding, diluted	490,810,317	165,246,781	490,634,345	465,388,269

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	56,214	56,214
Distributions to principals’ and others’ interests in equity	—	—	(266)	—	—	(266)	(64,693)	(64,959)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	7,693	—	—	7,693	—	7,693
Director restricted share grant	143,624	—	384	—	—	384	658	1,042
Capital increase related to equity-based compensation, net	10,009,499	10,333,333	218,274	—	—	218,274	375,637	593,911
Dilution impact of Class A share issuance	—	—	7,922	—	(60)	7,862	(7,862)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(197,968)	—	(197,968)	(303,328)	(501,296)
Foreign currency translation	—	—	—	—	(47)	(47)	149	102
Comprehensive income (loss) from equity method investees	—	—	—	—	201	201	637	838
Total comprehensive income (loss)								(500,356)
Equity - June 30, 2011	184,439,525	305,857,751	$1,703,243	$(1,250,573)	$(1,228)	$451,442	$571,518	$1,022,960

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(501,296)	$(512,573)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,347	5,976
Other amortization and accretion	756	1,678
(Earnings) losses from equity method investees	(90,900)	(26,031)
Distributions of earnings from equity method investees	14,944	4,076
(Gains) losses	11,522	12,385
Deferred incentive income	(25,399)	(46,677)
Deferred tax (benefit) expense	15,601	2,440
Options received from affiliates	(7,021)	—
Tax receivable agreement liability adjustment	116	(1,317)
Equity-based compensation, including Principals’ Agreement	594,195	584,155
Allowance for doubtful accounts	4,958	(2,447)
Other	—	1,005
Cash flows due to changes in
Due from affiliates	(14,601)	(67,975)
Other assets	25,279	838
Accrued compensation and benefits	(79,189)	21,640
Due to affiliates	(11,236)	(9,346)
Deferred incentive income	78,537	131,546
Other liabilities	(8,122)	(1,397)
Net cash provided by (used in) operating activities	14,491	97,976
Cash Flows From Investing Activities
Contributions to equity method investees	(57,776)	(31,694)
Distributions of capital from equity method investees	168,381	46,124
Purchase of fixed assets	(7,797)	(1,522)
Acquisitions, net of cash received	—	(13,474)
Net cash provided by (used in) investing activities	102,808	(566)
Cash Flows From Financing Activities
Repayments of debt obligations	(5,000)	(41,925)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	12,856	56
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(107,893)	(85,113)
Net cash provided by (used in) financing activities	(100,037)	(126,982)
Net Increase (Decrease) in Cash and Cash Equivalents	17,262	(29,572)
Cash and Cash Equivalents, Beginning of Period	210,632	197,099
Cash and Cash Equivalents, End of Period	$227,894	$167,527
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$8,025	$6,583
Cash paid during the period for income taxes	$6,657	$6,006
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$43,007	$64,021
Investments of receivable amounts into Fortress Funds	$143,397	$8,092
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$4,337
Distributions declared but not yet paid on other non-controlling interests	$—	$23,614
Contingent consideration in purchase of Logan Circle Partners L.P.	$—	$4,000

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

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

2)              Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes a fund-of-funds business, which invests in Fortress Funds, funds managed by external managers, and direct investments.

3)              Credit funds:

a)              Credit hedge funds, which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)             Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ and one senior employee’s ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	N/A

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

JUNE 30, 2011

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

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Fortress on January 1, 2012. Fortress does not expect this guidance to have a material direct impact on its financial position, results of operations or liquidity. Fortress has not yet completed its assessment of the potential impact of this guidance on the fair values reported by its funds.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Fortress’s reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

JUNE 30, 2011

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Private Equity
Private Equity Funds
Management fees - affil.	$35,821	$33,507	$71,110	$66,972
Incentive income - affil.	248	27,426	3,466	27,426

Castles
Management fees - affil.	12,420	11,074	24,035	22,854
Management fees, options - affil.	—	—	7,021	—
Management fees - non-affil.	1,278	490	1,938	1,374
Incentive income - affil.	—	—	—	—

Liquid Hedge Funds
Management fees - affil.	24,395	22,683	46,547	44,936
Management fees - non-affil.	4,586	1,668	9,375	3,004
Incentive income - affil.	60	116	2,060	(272)
Incentive income - non-affil.	7	—	985	—

Credit Funds
Credit Hedge Funds
Management fees - affil.	26,830	34,473	53,633	63,354
Management fees - non-affil.	3,514	431	7,570	812
Incentive income - affil.	342	—	2,148	—
Incentive income - non-affil.	—	233	—	5,387

Credit PE Funds
Management fees - affil.	16,582	11,157	32,570	21,314
Management fees - non-affil.	33	—	66	—
Incentive income - affil.	13,881	1,307	21,933	19,251
Other (A)
Management fees - non-affil.	4,964	3,695	9,827	3,695

Total
Management fees - affil.	$116,048	$112,894	$234,916	$219,430
Management fees - non-affil.	$14,375	$6,284	$28,776	$8,885
Incentive income - affil. (B)	$14,531	$28,849	$29,607	$46,405
Incentive income - non-affil.	$7	$233	$985	$5,387

(A) Related to Logan Circle.

(B) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2011 and 2010. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $49.3 million and $9.7 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2011 and 2010, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2011 and 2010, Fortress recognized $21.9 million and $19.3 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066
Share of income (loss) of Fortress Funds	—	—	—	148,195
Distribution of incentive income	81,181	—	81,181	(81,181)
Recognition of previously deferred incentive income	—	(25,399)	(25,399)	—
Deferred incentive income as of June 30, 2011	$783,890	$(529,745)	$254,145	$267,080

(A)           All related contingencies have been resolved.

(B)             Reflected on the balance sheet.

(C)             At June 30, 2011, the net undistributed incentive income is comprised of $364.6 million of gross undistributed incentive income, net of $97.5 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2011 at their net asset values.

(D)            From inception to June 30, 2011, Fortress has paid $323.0 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $364.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $140.5 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of June 30, 2011:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions	(“NAV”)	(Deficit) (C)	Threshold (D)	Threshold (E)	Income (F)	Income (G)	to Clawback (H)	(I)	(I)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(801,926)	$16,057	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (J)	Apr-10	1,027,871	(2,759,045)	118,851	1,850,025	—	N/A	22,411	325,931	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,245,088)	115,785	1,386,577	—	N/A	—	287,024	46,164	14,189	9,085
Fund III (2004)	Jan-15	2,762,993	(1,307,382)	1,627,830	172,219	1,079,970	907,751	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(115,936)	177,977	20,265	139,318	119,053	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,445)	3,177,039	(343,077)	1,340,191	1,683,268	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	656,273	(93,772)	289,400	383,172	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(884)	3,604,583	(498,247)	970,983	1,469,230	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(135)	586,067	(404,275)	270,255	674,530	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	367,914	(346,702)	519,494	866,196	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	215,058	(96,236)	147,927	244,163	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(23,553)	(748,073)	306,173	1,054,246	—	—	—	—	—
FHIF (2006)	Jan-17	1,508,484	(63,169)	1,948,484	503,169	556,280	53,111	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(146)	832,158	(150,475)	341,435	491,910	—	—	—	—	—
								$22,411	$842,294	$129,514	$97,539	$64,234

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(45,656)	$268,266	$46,597	$81,346	$34,749	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	271,554	(99,820)	212,077	40,343	65,946	25,603	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	340,740	(130,977)	307,040	97,277	—	N/A	16,219	1,983	—	—	—
LDVF Patent Fund (2007)	Nov-27	41,795	(10,244)	54,127	22,576	—	N/A	1,568	461	—	—	—
Real Assets Fund (2007)	Jun-17	355,857	(205,486)	221,698	71,327	—	N/A	9,815	1,316	—	—	—
								$27,602	$4,172	$—	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund (2008)	Oct-20	$4,573,738	$(4,596,156)	$1,592,147	$1,614,565	$—	$ N/A	$117,958	$201,700	$96,067	$—	$—
Credit Opportunities Fund II (2009)	Jul-22	1,275,822	(337,445)	1,188,886	250,509	—	N/A	50,582	—	—	—	—
FTS SIP L.P. (2008)	Oct-18	1,024,373	(901,001)	456,371	332,999	—	N/A	22,958	44,550	27,047	—	—
SIP Managed Account (2010)	Sep-20	11,000	(7,937)	13,662	10,599	—	N/A	2,650	—	—	—	—
FCO MA LSS (2010)	Jun-24	118,093	(14,762)	114,017	10,686	—	N/A	2,215	—	—	—	—
FCO MA II (2010)	Jun-22	224,479	(36,152)	234,609	46,282	—	N/A	8,790	—	—	—	—
FCO MA Maple Leaf (2010)	Oct-20	126,478	(3,903)	123,595	1,020	3,957	2,937	—	—	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	1	21,845	—	N/A	—	2,180	1,517	—	—
Japan Opportunity Fund (2009)	Jun-19	807,279	(272,372)	692,463	157,556	—	N/A	22,610	8,100	—	—	—
Net Lease Fund I (2010)	Feb-20	53,958	(5,642)	54,622	6,306	—	N/A	820	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	74,933	—	73,001	(1,932)	2,770	4,702	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	285,441	—	274,546	(10,895)	10,813	21,708	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	23,394	—	22,468	(926)	886	1,812	—	—	—	—	—
								$228,583	$256,530	$124,631	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (K)	Threshold (L)	Threshold (M)	(N)	Crystallized (O)
Liquid Hedge Funds
Macro Funds (P) (S)
Main fund investments	$2,587,218	$95,126	2.2%	$254	$720
Sidepocket investments (Q)	51,060	28,483	N/A	664	—
Sidepocket investments - redeemers (R)	273,497	138,357	N/A	3,691	—
Managed accounts	694,744	39,829	0.0%	—	8

Fortress Commodities Funds
Main fund investments	1,036,433	50,864	0.0%	—	1,026
Managed accounts	150,000	10,817	0.0%	—	889

Fortress Partners Funds (S)
Main fund investments	147,858	36,236	0.0%	1	—
Sidepocket investments (Q)	94,720	30,214	N/A	726	—

Credit Hedge Funds
Special Opportunities Funds (S)
Main fund investments	$2,954,031	$—	100.0%	$46,002	$—
Sidepocket investments (Q)	131,401	2,310	N/A	3,885	—
Sidepocket investments - redeemers (R)	213,239	82,360	N/A	1,585	—
Main fund investments (liquidating) (T)	1,548,128	161,127	88.2%	37,486	1,847
Managed accounts	27,964	20,781	0.0%	—	—

Worden Funds
Main fund investments	211,612	—	99.8%	3,168	—

Value Recovery Funds (U)
Managed accounts	89,122	4,573	82.5%	444	—

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

(I)            Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2011, Fortress held $45.1 million of such amounts on behalf of employees related to all of the private equity funds.

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

JUNE 30, 2011

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

(P)         Represents the Drawbridge Global Macro Funds, Fortress Macro Funds and Fortress Asia Macro Fund. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at June 30, 2011, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(Q)       Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2011, the undistributed incentive income from the Macro main fund would be decreased by less than $0.1 million.

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

(U)       Excludes the Value Recovery Funds which had a NAV of $746.1million at June 30, 2011. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the six months ended June 30, 2011, the capital commitment period of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds generate lower management fees.

Liquid Hedge Funds and Credit Hedge Funds

During the six months ended June 30, 2011, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of June 30, 2011:

	Liquid	Credit
Fortress	$20,302	$—
Fortress’s affiliates	10,151	—
Third party investors	107,892	—
Total NAV (A)	$138,345	$—

(A)      Or other fee paying basis, as applicable.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds		Credit Hedge Funds
Six Months Ended June 30,	Redemption Notices Received	Redemptions Paid During the Period	Redemption Notices Received	Redemptions Paid During the Period
2011	$678,106	$636,177	$—	$605,255
2010	$706,982	$1,238,055	$—	$648,652

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to quarter end, paid afterwards), performance between the notice date and the payment date, and the contractual agreements regarding redemptions, which, in some cases, including all of the credit hedge funds, allow for delayed payment.

Traditional Asset Management

Logan Circle Partners, L.P. (“Logan Circle”) is a fixed income asset manager with approximately $12.9 billion in assets under management as of June 30, 2011, which Fortress acquired in April 2010. Logan Circle is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

Part of the acquisition price was paid with contingent consideration, which is contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4 million at closing (the actual payment will either be zero or between $5.3 million and $28 million). The contingent consideration is measured at fair value with changes in fair value being recorded as a gain (loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 3).

The assets acquired primarily included goodwill and other intangible assets, which have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. Fortress tests the Logan Circle goodwill and other intangible assets for impairment annually in the fourth quarter of each calendar year, or whenever events or circumstances indicate that it is more likely than not that Logan Circle’s fair value has declined below its carrying value. No impairment was recorded during the six months ended June 30, 2011. Logan Circle’s fair value is estimated based on the following key assumptions: expected retention rate of existing investors, growth expectations, estimated future fee rates, estimated operating margin, and market discount rates. These assumptions are determined primarily based on Logan Circle’s past experience, Logan Circle’s historical and recent investment performance, Logan Circle’s business plans, current industry trends, and general economic expectations. These assumptions, particularly those relating to investor retention and growth expectations, as well as discount rates, are highly subjective and are subject to significant uncertainty with respect to future events. Continued challenging credit market conditions could adversely impact the value of Logan Circle.

During the six months ended June 30, 2011, Logan Circle generated approximately $9.9 million of revenues (primarily management fees from non-affiliates) and $(9.8) million of net (loss). This net (loss) does not include the change in fair value of the contingent consideration, but does include approximately $3.0 million of allocated corporate overhead. In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” — see Note 7).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2011	December 31, 2010
Equity method investees	$1,055,967	$949,410
Equity method investees, held at fair value	49,794	60,324
Total equity method investments	1,105,761	1,009,734
Options in equity method investees	8,606	3,149
Total investments	$1,114,367	$1,012,883

Gains (losses) from investments can be summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net realized gains (losses)	$(3,396)	$(55)	$(3,119)	$345
Net realized gains (losses) from affiliate investments	86	(853)	(297)	(1,182)
Net unrealized gains (losses)	2,846	(637)	1,378	(637)
Net unrealized gains (losses) from affiliate investments	(6,295)	(11,412)	(9,484)	(10,911)
Total gains (losses)	$(6,759)	$(12,957)	$(11,522)	$(12,385)

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

			Fortress’s Equity in Net Income (Loss)
	Fortress’s Investment		Three Months		Six Months
	June 30,	December 31,	Ended June 30,		Ended June 30,
	2011	2010	2011	2010	2011	2010
Private equity funds, excluding NIH (A)	$677,899	$611,794	$14,255	$7,444	$69,518	$16,686
NIH	1,417	1,664	(57)	(32)	(100)	(181)
Newcastle (B)	5,929	6,872	N/A	N/A	N/A	N/A
Eurocastle (B)	1,771	2,184	N/A	N/A	N/A	N/A
Total private equity	687,016	622,514	14,198	7,412	69,418	16,505
Liquid hedge funds	221,055	197,792	(885)	(67)	8,712	6,340
Credit hedge funds	55,555	57,661	1,783	1,843	5,031	5,036
Credit PE funds	134,821	125,265	2,715	(3,888)	7,220	(3,936)
Other	7,314	6,502	686	850	519	2,086
	$1,105,761	$1,009,734	$18,497	$6,150	$90,900	$26,031

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2011
	Private Equity			Liquid	Credit
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,664	$611,794	$9,056	$197,792	$57,661	$125,265	$6,502	$1,009,734
Earnings from equity method investees	(100)	69,518	N/A	8,712	5,031	7,220	519	90,900
Other comprehensive income from equity method investees	(4)	—	N/A	—	—	1,156	—	1,152
Contributions to equity method investees	—	6,471	—	82,331	93,564	25,612	320	208,298
Distributions of earnings from equity method investees	—	—	N/A	(894)	(8,299)	(5,726)	(25)	(14,944)
Distributions of capital from equity method investees	(143)	(485)	N/A	(66,886)	(92,402)	(16,879)	(2)	(176,797)
Total distributions from equity method investees	(143)	(485)	N/A	(67,780)	(100,701)	(22,605)	(27)	(191,741)
Mark to fair value - during period (C)	N/A	(13,873)	(1,544)	N/A	N/A	N/A	N/A	(15,417)
Translation adjustment	—	4,474	188	—	—	—	—	4,662
Dispositions	—	—	—	—	—	(1,827)	—	(1,827)
Investment, ending	$1,417	$677,899	$7,700	$221,055	$55,555	$134,821	$7,314	$1,105,761

Ending balance of undistributed earnings	$—	$22,865	N/A	$1,022	$6,608	$2,759	$2,414	$35,668

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

	Private Equity Funds excluding NIH
	June 30,	December 31,
	2011	2010

Assets	$14,184,354	$12,490,411
Debt	(41,464)	(145,043)
Other liabilities	(424,895)	(197,587)
Equity	$13,717,995	$12,147,781
Fortress’s Investment (A)	$677,899	$611,794
Ownership (B)	4.9%	5.0%

	Six Months Ended June 30,
	2011	2010
Revenues and gains (losses) on investments	$1,720,329	$281,058
Expenses	(116,072)	(113,672)
Net Income (Loss)	$1,604,257	$167,386
Fortress’s equity in net income (loss)	$69,518	$16,686

(A)      Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH. These companies’ summary financial information is not included in this table.

(B)        Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010

Assets	$10,237,513	$7,418,362	$8,973,630	$9,579,405	$6,488,967	$6,593,935
Debt	—	(11,898)	(3,065,158)	(3,475,675)	(101,697)	(358,095)
Other liabilities	(3,695,612)	(1,299,246)	(412,419)	(590,845)	(370,997)	(573,000)
Non-controlling interest	—	—	(10,117)	(15,647)	(450)	(4,945)
Equity	$6,541,901	$6,107,218	$5,485,936	$5,497,238	$6,015,823	$5,657,895
Fortress’s Investment	$221,055	$197,792	$55,555	$57,661	$134,821	$125,265
Ownership (A)	3.4%	3.2%	1.0%	1.0%	2.2%	2.2%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Revenues and gains (losses) on investments	$(12,545)	$218,919	$527,802	$598,654	$494,766	$529,609
Expenses	(90,942)	(109,949)	(120,515)	(127,406)	(93,326)	(126,775)
Net Income (Loss)	$(103,487)	$108,970	$407,287	$471,248	$401,440	$402,834
Fortress’s equity in net income (loss)	$8,712	$6,340	$5,031	$5,036	$7,220	$(3,936)

(A)       Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)       Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended March 31, 2011 and 2010, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(C)       Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the six months ended June 30, 2011 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of June 30, 2011 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the six months ended June 30, 2011:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$250	$—	$250	(C)
Credit PE Funds	$144,419	$143,203	$1,086	(C)

(A)       Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries.  Of the financial obligations represented herein as of June 30, 2011, $42.3 million represent financial borrowings which have a weighted average maturity of 40.5 years for the credit PE funds.

(B)       Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities.

(C)       Fortress is not the primary beneficiary of these entities, which primarily represent investing vehicles, because the related funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles were formed for the sole purpose of acting as investment vehicles for the related funds.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	June 30, 2011			December 31, 2010
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$16,465	$—	$1,667	$329,999	$189,738	$1,974	(C) (D)

Castles	9,111,616	8,305,231	23,000	10,183,554	9,944,424	19,122	(C) (D)

Liquid Hedge Funds	6,919,440	3,468,965	2,738	4,217,992	722,194	43,948	(C) (D)

Credit Hedge Funds	1,608,628	470,094	17,677	1,404,971	378,768	38,461	(C) (D)

Credit PE Funds	443,989	411,120	3,059	930,513	450,530	1,962	(C) (D)

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

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010. As of June 30, 2011, FCF’s gross assets were approximately $45.4 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $26.9 million at June 30, 2011, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

In March 2011, Fortress launched a liquid hedge fund and a related onshore feeder fund, which is a VIE.  The onshore feeder fund invests substantially all of its equity directly into the liquid hedge fund.  Based on a quantitative and qualitative analysis, management has determined that Fortress is currently the entity that is most closely associated with the onshore feeder fund.  Therefore, Fortress is the onshore feeder fund’s primary beneficiary and must consolidate it.  As of June 30, 2011, the onshore feeder fund’s gross assets were approximately $32.0 million.  Fortress’s exposure to loss from the onshore feeder fund is limited to its investment in the entity, which was approximately $19.3 million at June 30, 2011.  As a result of Fortress’s consolidation of the onshore feeder fund, Fortress’s investment in the entity is eliminated in consolidation. Creditors of the fund do not have recourse to Fortress’s other assets and the fund’s assets are not available to other creditors of Fortress. As of June 30, 2011, the onshore feeder fund did not have any outstanding financial obligations.  Creditors of the onshore feeder fund do not have recourse to Fortress’s other assets.  On July 1, 2011, third party investors made cash contributions to the onshore feeder fund causing Fortress to reconsider whether Fortress remained the entity that is most closely associated with the onshore feeder fund. Based on a qualitative and quantitative analysis, management has determined that Fortress ceased to be the entity most closely associated with the onshore feeder fund upon the third party investors’ cash contributions. Therefore, Fortress derecognized the onshore feeder fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share of the onshore feeder fund. Fortress did not recognize any gain or loss as the result of its deconsolidation of the onshore feeder fund, but Fortress will begin to recognize management fees and incentive income earned from the onshore feeder fund in its consolidated statement of operations.

In June 2011, Fortress launched a credit PE fund, which is a VIE.  Based on a quantitative and qualitative analysis, management has determined that Fortress is currently the entity that is most closely associated with the fund.  Therefore,

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Fortress is the fund’s primary beneficiary and must consolidate it.  As of June 30, 2011, the fund’s gross assets were approximately $10.7 million.  Fortress’s exposure to loss from the fund is limited to its investment in the entity, which was approximately $10.7 million at June 30, 2011.  As a result of Fortress’s consolidation of the fund, Fortress’s investment in the entity is eliminated in consolidation.  As of June 30, 2011, the fund did not have any outstanding third party financial obligations.  Creditors of the fund do not have recourse to Fortress’s other assets and the fund’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	June 30, 2011	December 31, 2010	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$6,221	$7,222	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$42,094	$51,267	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$1,479	$1,834	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Newcastle and Eurocastle options	$8,606	$3,149	Level 2 - Lattice-based option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Logan Circle Contingent Consideration	$(291)	$(3,122)	Level 3 - Internal model using significant unobservable inputs
Derivatives	$(885)	$(2,732)	Level 2 - See below

(A)       The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of June 30, 2011, it had a face amount of €1.2 million ($1.7 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

Fortress’s interests in instruments measured at fair value using Level 3 inputs changed during the six months ended June 30, 2011 as follows:

	Assets	Liabilities
Balance at December 31, 2010	$1,834	$(3,122)
Total gains (losses) included in net income (including foreign currency translation)	(355)	2,831
Balance at June 30, 2011	$1,479	$(291)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Fortress’s derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment.  The significant observable inputs used in determining the fair value of our Level 2 derivative contracts are contractual cash flows and market based parameters such as foreign exchange rates.

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value June 30, 2011	Notional Amount June 30, 2011	Gains/(Losses) Six Months Ended June 30, 2011	Maturity Date
Foreign exchange option contract	Other Liabilities	$737	€30,000	$(777)	Feb-12
Foreign exchange option contract	Other Liabilities	$(1,622)	€30,000	$(550)	Feb-12

(A) Fortress has a master netting agreement with its counterparty.

The counterparty on these derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	June 30, 2011
	June 30,	December 31,	Interest	Stated	Weighted Average	Weighted Average
Debt Obligation	2011	2010	Rate	Maturity	Funding Cost (A)	Maturity (Years)

Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	—	—
Term loan	272,500	277,500	LIBOR + 4.00% (D)	Oct-15	5.98%	3.26
Total	$272,500	$277,500			5.98%	3.26

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

(C)       Approximately $55.1 million was undrawn on the revolving debt facility as of June 30, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $4.9 million was utilized.

(D)  With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was approximately equal to its face amount at June 30, 2011.

Fortress was in compliance with all of its debt covenants as of June 30, 2011. The following table sets forth the financial covenant requirements as of June 30, 2011.

	June 30, 2011
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,203	(A)
Consolidated Leverage Ratio	< 2.75	0.65	(B)
Minimum Investment Assets Ratio	> 2.00	4.20	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	9.08	(B)

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

JUNE 30, 2011

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

Based on the value of the RSUs and RPUs which vested during the six months ended June 30, 2011, Fortress has estimated a $25.9 million tax shortfall which was charged to income tax expense during this period.

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current
Federal income tax expense (benefit)	$(437)	$2,548	$4,833	$2,629
Foreign income tax expense (benefit)	757	505	3,761	1,092
State and local income tax expense (benefit)	774	1,417	3,010	3,025
	1,094	4,470	11,604	6,746
Deferred
Federal income tax expense (benefit)	3,111	1,596	11,401	528
Foreign income tax expense (benefit)	233	28	238	31
State and local income tax expense (benefit)	1,348	1,540	3,962	1,881
	4,692	3,164	15,601	2,440
Total expense (benefit)	$5,786	$7,634	$27,205	$9,186

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2011	December 31, 2010
Total deferred tax assets	$503,672	$512,201
Valuation allowance	(96,480)	(96,211)
Net deferred tax assets	$407,192	$415,990
Total deferred tax liabilities (A)	$504	$495

(A) Included in Other Liabilities

For the six months ended June 30, 2011, a deferred income tax expense of $0.3 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.1 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs and RPUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the six months ended June 30, 2011 through (i) the exchanges by one senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 8), and (ii) the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $4.8 million with an offsetting increase of $1.8 million to the valuation allowance. In addition, the deferred tax asset was increased by $5.6 million with an offsetting increase of $1.1 million to the valuation allowance related to a step-up in tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2011, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $8.6 million. During the six months ended June 30, 2011, $13.5 million was paid under the tax receivable agreement relating to 2009.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

				Credit
	Private Equity		Liquid Hedge	Hedge
June 30, 2011	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$73,745	$4,060	$127	$19,401	$13,319	$—	$110,652
Expense reimbursements (A)	3,969	2,590	4,316	4,803	3,844	—	19,522
Expense reimbursements - FCF (A) (B)	38,806	—	—	—	—	—	38,806
Dividends and distributions	—	103	—	—	—	—	103
Other	19	771	—	—	1,390	3,423	5,603
Total	$116,539	$7,524	$4,443	$24,204	$18,553	$3,423	$174,686

				Credit
	Private Equity		Liquid Hedge	Hedge
December 31, 2010	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$53,282	$3,836	$47,920	$108,623	$15,508	$—	$229,169
Expense reimbursements (A)	1,170	3,081	2,296	3,790	3,949	4	14,290
Expense reimbursements - FCF (B)	42,385	—	—	—	—	—	42,385
Dividends and distributions	762	—	—	—	—	—	762
Other	3	521	13,219	—	1	2,693	16,437
Total	$97,602	$7,438	$63,435	$112,413	$19,458	$2,697	$303,043

(A)

Net of allowances for uncollectable management fees and expense reimbursements of $11.9 million and $5.3 million at June 30, 2011, respectively, and of $11.6 million and $1.5 million as of December 31, 2010, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of June 30, 2011, amounts due from Fortress Funds recorded in Due from Affiliates included $73.7 million of past due management fees, excluding $11.9 million which has been fully reserved by Fortress, and $29.7 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees will ultimately be collectable since the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	June 30, 2011	December 31, 2010
Principals - Tax receivable agreement - Note 5	$282,145	$295,541
Distributions payable on Fortress Operating Group units	—	42,900
Other	6,271	3,956
	$288,416	$342,397

Other Related Party Transactions

For the six months ended June 30, 2011 and 2010, Other Revenues included approximately $1.3 million and $4.0 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by these Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the six months ended June 30, 2011 and 2010, these expenses approximated $0.7 million and $8.4 million, respectively.

In February 2011, Fortress made $1.3 million of advances to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4.25% and are due upon the maturity of the fund or, at Fortress’s option, upon the termination of employment.

In February 2011, Fortress made a $9.5 million advance to a senior employee (not an officer) in connection with his investments in Fortress Funds. This advance bore interest generally at LIBOR+4% and was repaid in March 2011.

In July 2011, Fortress committed to an aggregate of $2.6 million of advances to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4.25% and are due upon the maturity of the fund or upon certain events as defined in the related agreements.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	June 30, 2011	December 31, 2010
Fortress Operating Group units held by the Principals and one senior employee	$504,348	$458,842
Employee interests in majority owned and controlled fund advisor and general partner entities	62,791	57,609
Other	4,379	1,500
Total	$571,518	$517,951

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fortress Operating Group units held by the Principals and one senior employee	$(153,001)	$(160,653)	$(307,330)	$(340,775)
Employee interests in majority owned and controlled fund advisor and general partner entities	1,253	1,592	3,832	4,246
Other	182	204	170	491
Total	$(151,566)	$(158,857)	$(303,328)	$(336,038)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Fortress	$(94,536)	$(92,384)	$(197,968)	$(176,535)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of of Fortress Operating Group units by the Principals and one senior employee	—	7,188	3,845	7,188
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	6,846	4,100	7,862	7,533
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	—	—	—
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(87,690)	$(81,096)	$(186,261)	$(161,814)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Equity-based compensation, per below	$57,739	$48,222	$122,069	$112,029
Profit-sharing expense, per below	17,246	29,020	75,902	79,434
Discretionary bonuses	45,167	44,321	95,249	78,679
Other payroll, taxes and benefits	41,246	37,966	83,613	68,780
	$161,398	$159,529	$376,833	$338,922

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2010	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75
Issued	5,904,089	5.62	—	—	143,624	5.23	—	—
Converted to Class A shares	(9,635,345)	15.19	(389,677)	11.13	—	—	(4,749,434)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(663,799)	12.15	—	—	—	—	—	—
Outstanding as of June 30, 2011 (B)	39,894,531	$9.87	807,266	$11.11	570,293	$6.24	20,666,667	$13.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expense incurred (B)
Employee RSUs	$29,595	$23,175	$70,638	$61,629
Non-Employee RSUs	36	565	422	1,815
Restricted Shares (C)	129	70	290	161
LTIP	—	1,714	—	3,410
STIP (D)	5,237	—	5,237	—
RPUs	22,565	22,565	44,881	44,881
Logan Circle Comp Plan	177	133	601	133
Total equity-based compensation expense	$57,739	$48,222	$122,069	$112,029

(A)

Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of June 30, 2011 for awards granted to non-employees was $4.82, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)

In future periods, Fortress will recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2011 of $354 million, with a weighted average recognition period of 1.92 years. This does not include contingent amounts or amounts related to the Principals Agreement.

(C)

Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.6 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively) and therefore are not included above.

(D)

STIP stands for Short Term Incentive Plan. In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee will receive 2,857,143 Fortress Operating Group units from such Principal if the employee remains with Fortress until January 2012.  As a result of the service requirement, the fair value of these units of $15.9 million will be charged to compensation expense in 2011.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement, it records a corresponding increase in capital.

In April 2010, in connection with the acquisition of Logan Circle, Fortress created the Logan Circle Comp Plan. The Logan Circle Comp Plan provides for annual bonuses to a senior employee which may be paid partially in RSUs, as well as for

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

potential Class A share awards to certain employees, including this senior employee, in the years 2015, 2016 and 2017. During the six months ended June 30, 2011, Fortress recorded $0.6 million of equity-based compensation expense relating to the Logan Circle Comp Plan.

In January 2011, Fortress granted 5.2 million RSUs to its employees and affiliates valued at an aggregate of $29.2 million on the grant date. These RSUs generally vest over two and a half years.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Private equity funds	$—	$—	$491	$—
Castles	—	—	—	—
Liquid hedge funds	(1,802)	2,287	11,280	6,182
Credit hedge funds	7,414	2,582	24,622	5,858
Credit PE funds	11,634	24,151	39,509	67,394

Total	$17,246	$29,020	$75,902	$79,434

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	180,981,938	180,981,938	176,161,263	176,161,263
Fully vested restricted Class A share units with dividend equivalent rights	3,523,061	3,523,061	6,437,040	6,437,040
Fully vested restricted Class A shares	447,567	447,567	420,213	420,213
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	305,857,751	—	307,615,829
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	184,952,566	490,810,317	183,018,516	490,634,345
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(94,536)	$(94,536)	$(197,968)	$(197,968)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,106)	(1,106)	(3,053)	(3,053)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(179,151)	—	(344,070)
Net income (loss) available to Class A shareholders	$(95,642)	$(274,793)	$(201,021)	$(545,091)
Weighted average shares outstanding	184,952,566	490,810,317	183,018,516	490,634,345
Basic and diluted net income (loss) per Class A share	$(0.52)	$(0.56)	$(1.10)	$(1.11)

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	161,432,497	161,432,497	153,795,581	153,795,581
Fully vested restricted Class A share units with dividend equivalent rights	3,683,174	3,683,174	7,466,731	7,466,731
Fully vested restricted Class A shares	131,110	131,110	122,823	122,823
Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	304,003,134
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	165,246,781	165,246,781	161,385,135	465,388,269
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(92,384)	$(92,384)	$(176,535)	$(176,535)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,452)	(1,452)	(6,923)	(6,923)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	—	—	(357,150)
Net income (loss) available to Class A shareholders	$(93,836)	$(93,836)	$(183,458)	$(540,608)
Weighted average shares outstanding	165,246,781	165,246,781	161,385,135	465,388,269
Basic and diluted net income (loss) per Class A share	$(0.57)	$(0.57)	$(1.14)	$(1.16)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

(1)

The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis. These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share Units	25,687,405	27,490,829	25,594,834	27,583,603

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Class A shares (public shareholders)	180,981,938	161,432,497	176,161,263	153,795,581
Restricted Class A shares (directors)	494,616	270,395	473,642	250,951
Restricted Class A share units (employees) (A)	3,523,061	3,683,174	6,437,040	7,466,731
Restricted Class A share units (employees) (B)	14,120,654	19,518,811	14,249,462	19,719,641
Fortress Operating Group units (Principals and one senior employee)	305,857,751	300,273,852	303,790,783	304,003,134
Fortress Operating Group RPUs (one senior employee)	20,666,667	31,000,000	24,491,713	31,000,000
Total	525,644,687	516,178,729	525,603,903	516,236,038

	As of June 30, 2011	As of December 31, 2010
Class A shares (public shareholders)	183,869,232	169,110,299
Restricted Class A shares (directors)	570,293	426,669
Restricted Class A share units (employees) (A)	745,362	1,058,331
Restricted Class A share units (employees) (B)	14,120,654	19,257,978
Fortress Operating Group units (Principals and one senior employee)	305,857,751	300,273,852
Fortress Operating Group RPUs (one senior employee)	20,666,667	31,000,000
Total	525,829,959	521,127,129

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2011 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	11,958	—	11,958
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	4,014	919	—	919
Total distributions	$42,900	$12,877	$—	$12,877

(A)  A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)   Fortress Operating Group made tax-related distributions to the FOGU holders (the Principals and one senior employee) and the RPU holder (one senior employee).

The following table summarizes our comprehensive income (loss) (net of taxes) for the six months ended June 30, 2010:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Net income (loss)	$(176,535)	$(336,038)	$(512,573)
Foreign currency translation	(177)	(663)	(840)
Comprehensive income (loss) from equity method investees	(573)	(1,729)	(2,302)
Total comprehensive income (loss)	$(177,285)	$(338,430)	$(515,715)

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2010.

General Partner Liability — Certain of Fortress’ consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position, the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on the Fortress balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment.  See “Litigation” below.

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2011 was $6.8 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2011, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $99.1 million as of June 30, 2011. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

July 1 to December 31, 2011	$10,626
2012	21,765
2013	20,908
2014	19,959
2015	18,337
2016	16,534
Thereafter	1,636
Total	$109,765

Rent expense recognized on a straight-line basis during the six months ended June 30, 2011 and 2010 was $14.3 million and $10.6 million, respectively, and was included in General, Administrative and Other Expense.

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

JUNE 30, 2011

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

In the second quarter of 2011, Fortress reorganized its segments by moving two of its funds, Fortress Partners Fund LP and Fortress Partners Offshore Fund LP, from its Credit Hedge Fund segment to its Liquid Hedge Fund segment. The funds were moved to reflect a change in the way the business is reviewed and assessed by its “chief operating decision maker.” All of Fortress’s internal reports have been changed to reflect this reorganization and Fortress’s allocable expenses are now allocated amongst the segments based on this reorganization. Furthermore, responsibility for these funds has been transferred to management of the Liquid Hedge Fund segment.

As required, the segment reorganization described above has been reflected on a retrospective basis for all periods presented.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of June 30, 2011:

	Net		Prior Year-End	Current	Current
	Intrinsic	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Clawback	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund	(A)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes

Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(B)
Fund II	$9,085	11 Quarters	$8,520	$—	$—	$8,520	(C)
Fund III	45,108	14 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	16 Quarters	10,041	—	—	10,041	(D)
Credit Opportunities Fund	N/A	N/A	N/A	N/A	N/A	N/A	(E)
FTS SIP L.P.	N/A	N/A	N/A	N/A	N/A	N/A	(E)
Assets Overflow Fund	N/A	N/A	N/A	N/A	N/A	N/A	(F)

Total	$64,234		$63,669	$—	$—	$63,669

(A)	See Note 2.
(B)	The incentive income from this fund is no longer subject to contingent clawback.
(C)

The net intrinsic clawback in this fund, after the employee portion, in excess of previously recorded reserves was approximately $0.6 million at June 30, 2011. Based on the criteria determined by the CODM, the CODM expects that the likelihood of a net clawback greater than the current reserve is remote and has not recorded an additional reserve. If this fund continues to be in a net intrinsic clawback position greater than the current reserve, management will consider this factor (length of time) and may come to a different conclusion at a future reporting date.

(D)	The potential clawback on these funds has been fully reserved in prior periods.
(E)	These funds had significant undistributed gains at June 30, 2011. As a result, the CODM determined that no reserve for clawback was required.
(F)	This fund had resolved all of its investments and had a NAV close to zero and no intrinsic clawback at June 30, 2011. As a result, the CODM determined that no reserve for clawback was required.

Impairment Determination

During the six months ended June 30, 2011, Fortress recorded $0.7 million of impairment on its direct and indirect investments in private equity funds and credit PE funds for segment reporting purposes. As of June 30, 2011, Fortress had $0.5 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2011, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $321.2 million, representing unrealized gains.

During the six months ended June 30, 2011, Fortress did not record any net clawback reserves for DE purposes, or reversals of prior reserves, as shown above.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2011 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $1.0 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

June 30, 2011 and the Six Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$71,110	$25,723	$55,922	$61,203	$32,636	$—	$9,827	$256,421
Incentive income	1,329	—	3,172	54,197	79,853	—	—	138,551

Segment revenues - total	$72,439	$25,723	$59,094	$115,400	$112,489	$—	$9,827	$394,972
Fund management distributable earnings	$49,926	$11,745	$8,690	$29,416	$57,181	$—	$(8,041)	$148,917
Pre-tax distributable earnings	$49,926	$11,745	$8,690	$29,416	$57,181	$471	$(8,041)	$149,388

Total segment assets	$117,571	$6,648	$6,370	$73,085	$17,849	$1,327,442	$523,574	$2,072,539
							(A)

(A) Unallocated assets include deferred tax assets of $407.2 million.

Three Months Ended June 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$35,821	$13,574	$28,981	$30,344	$16,615	$—	$4,964	$130,299
Incentive income	—	—	(18,556)	16,294	22,494	—	—	20,232

Segment revenues - total	$35,821	$13,574	$10,425	$46,638	$39,109	$—	$4,964	$150,531
Fund management distributable earnings	$27,901	$6,794	$(6,263)	$10,888	$18,990	$—	$(4,619)	$53,691
Pre-tax distributable earnings	$27,901	$6,794	$(6,263)	$10,888	$18,990	$(6,916)	$(4,619)	$46,775

Six Months Ended June 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$66,545	$23,978	$47,991	$66,913	$21,314	$—	$3,695	$230,436
Incentive income	—	—	4,827	12,940	131,546	—	—	149,313

Segment revenues - total	$66,545	$23,978	$52,818	$79,853	$152,860	$—	$3,695	$379,749
Fund management distributable earnings	$49,431	$9,157	$12,840	$25,598	$74,790	$—	$(6,705)	$165,111
Pre-tax distributable earnings	$49,431	$9,157	$12,840	$25,598	$74,790	$4,320	$(6,705)	$169,431

Three Months Ended June 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$33,293	$11,439	$24,398	$38,602	$11,157	$—	$3,695	$122,584
Incentive income	—	—	(903)	4,847	46,396	—	—	50,340

Segment revenues - total	$33,293	$11,439	$23,495	$43,449	$57,553	$—	$3,695	$172,924
Fund management distributable earnings	$24,869	$4,720	$3,075	$16,789	$28,989	$—	$(5,475)	$72,967
Pre-tax distributable earnings	$24,869	$4,720	$3,075	$16,789	$28,989	$71	$(5,475)	$73,038

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Fund management distributable earnings	$53,691	$72,967	$148,917	$165,111
Investment income (loss)	(2,328)	3,693	9,703	11,694
Interest expense	(4,588)	(3,622)	(9,232)	(7,374)
Pre-tax distributable earnings	46,775	73,038	149,388	169,431

Adjust incentive income
Incentive income received from private equity funds and credit PE fund, subject to contingent repayment	$(22,494)	$(46,396)	$(79,853)	$(131,546)
Incentive income received from third parties, subject to contingent repayment	(988)	—	(988)	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	14,127	28,733	25,399	46,677
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	—	(1,329)	—
Incentive income from hedge funds, subject to annual performance achievement	3,747	(3,448)	(49,299)	(9,731)
Incentive income received from the sale of shares related to options	—	—	—	—
Reserve for clawback, gross (see discussion above)	—	—	—	—
	(5,608)	(21,111)	(106,070)	(94,600)
Adjust other income
Distributions of earnings from equity method investees**	(1,521)	(3,201)	(8,279)	(8,977)
Earnings (losses) from equity method investees**	17,567	4,651	83,286	17,250
Gains (losses) on options in equity method investees	(867)	(452)	(1,563)	104
Gains (losses) on other investments	(4,467)	(11,594)	(9,675)	(11,652)
Impairment of investments (see discussion above)	573	297	708	4,641
Adjust income from the receipt of options	—	—	7,021	—
	11,285	(10,299)	71,498	1,366
Adjust employee and director compensation
Adjust employee and director equity-based compensation expense	(58,380)	(49,229)	(122,710)	(113,035)
Adjust employee portion of incentive income from private equity funds accrued prior to the realization of incentive income	—	—	—	—
	(58,380)	(49,229)	(122,710)	(113,035)

Adjust mark-to-market of contingent consideration in business combination	1,883	—	2,831	—
Adjust amortization of intangible assets and impairment of goodwill	(422)	(359)	(853)	(359)
Adjust Principals’ equity-based compensation expense	(237,367)	(237,367)	(472,126)	(472,126)
Adjust non-controlling interests related to Fortress Operating Group units	153,001	160,653	307,330	340,775
Adjust tax receivable agreement liability	—	—	(116)	1,317
Adjust income taxes	(5,703)	(7,710)	(27,140)	(9,304)
Total adjustments	(141,311)	(165,422)	(347,356)	(345,966)

Net Income (Loss) Attributable to Class A Shareholders	(94,536)	(92,384)	(197,968)	(176,535)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(151,566)	(158,857)	(303,328)	(336,038)
Net Income (Loss)	$(246,102)	$(251,241)	$(501,296)	$(512,573)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

June 30, 2011
Total segment assets	$2,072,539
Adjust equity investments from segment carrying amount	(36,308)
Adjust investments gross of employees’ and others’ portion	55,983
Adjust intangible assets to cost	(2,094)
Accrued incentive income subject to annual performance achievement	(49,299)
Total assets (GAAP)	$2,040,821

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment revenues	$150,531	$172,924	$394,972	$379,749
Adjust management fees	125	(3,406)	250	(2,121)
Adjust incentive income	(5,695)	(21,258)	(107,959)	(97,521)
Adjust income from the receipt of options	—	—	7,021	—
Adjust other revenues (including expense reimbursements)*	44,855	43,070	92,349	71,411
Total revenues (GAAP)	$189,816	$191,330	$386,633	$351,518

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

			Liquid	Credit
	Private Equity		Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Unallocated	Total
Three Months Ended June 30,
2011
Depreciation	$421	$96	$408	$949	$78	$893	$2,845
Amortization	—	—	—	—	—	422	422
Total	$421	$96	$408	$949	$78	$1,315	$3,267

2010
Depreciation	$486	$100	$410	$767	$210	$962	$2,935
Amortization	—	—	—	—	—	359	359
Total	$486	$100	$410	$767	$210	$1,321	$3,294

Six Months Ended June 30,
2011
Depreciation	$804	$190	$814	$1,714	$238	$1,734	$5,494
Amortization	—	—	—	—	—	853	853
Total	$804	$190	$814	$1,714	$238	$2,587	$6,347

2010
Depreciation	$764	$215	$844	$1,552	$420	$1,822	$5,617
Amortization	—	—	—	—	—	359	359
Total	$764	$215	$844	$1,552	$420	$2,181	$5,976

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Certain subsequent events have been disclosed in Notes 3 and 6.

In August 2011, Fortress’s Principals agreed to extend their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their current employment agreements. Under a new compensation plan adopted by Fortress, the Principals will receive payments (“Principal Performance Payments”) based on the performance of the existing AUM of Fortress’s flagship hedge funds and on their success in raising and investing new funds in all businesses in 2012 and beyond. The Principal Performance Payments will be comprised of a mix of cash and equity, with the equity component becoming larger as performance, and the size of the payments, increases.

Specifically, the new compensation plan calls for payments of 20% of the incentive income earned from existing flagship hedge fund AUM and between 10% and 20% of the fund management distributable earnings of new AUM in all businesses. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals’ respective businesses, will be made in cash, and payments in excess of this threshold will be made in restricted share units that will vest over three years.

The Principals’ new employment agreements contain customary post-employment non-competition and non-solicitation covenants. In order to ensure the Principals’ compliance with such covenants, 50% of the after-tax cash portion of any Principal Performance Payments will be subject to mandatory investment in Fortress-managed funds, and such invested amounts will serve as collateral against any breach of those covenants.

The Principals are currently party to the Principals Agreement under which they are obligated to forfeit a percentage of their Fortress equity in the event that they voluntarily resign from Fortress prior to the fifth anniversary of Fortress’s IPO (i.e., February 8, 2012). In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, the Principals have agreed to amend the expiration date of the Principals Agreement to December 31, 2011. As a result, all of the remaining expense related to this agreement, including $99.1 million that would otherwise have been recognized in 2012, will be recorded as Principals Agreement Compensation in the Statement of Operations in 2011.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended, June 30, 2011.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of June 30, 2011
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$198,072	$29,822	$—	$227,894
Due from affiliates	174,686	—	—	174,686
Investments	1,114,367	304,047	(304,047)	1,114,367
Deferred tax asset	5,124	402,068	—	407,192
Other assets	116,682	—	—	116,682
	$1,608,931	$735,937	$(304,047)	$2,040,821
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$138,593	$—	$—	$138,593
Due to affiliates	6,271	282,145	—	288,416
Deferred incentive income	254,145	—	—	254,145
Debt obligations payable	272,500	—	—	272,500
Other liabilities	61,857	2,350	—	64,207
	733,366	284,495	—	1,017,861
Commitments and Contingencies
Equity
Paid-in capital	4,787,509	1,703,243	(4,787,509)	1,703,243
Retained earnings (accumulated deficit)	(3,974,246)	(1,250,573)	3,974,246	(1,250,573)
Accumulated other comprehensive income (loss)	(4,868)	(1,228)	4,868	(1,228)
Total Fortress shareholders’ equity (B)	808,395	451,442	(808,395)	451,442
Principals’ and others’ interests in equity of consolidated subsidiaries	67,170	—	504,348	571,518
Total Equity	875,565	451,442	(304,047)	1,022,960

	$1,608,931	$735,937	$(304,047)	$2,040,821

(A)  Other than Fortress Operating Group.

(B)   Includes the Principals’ (and one senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$234,916	$—	$—	$234,916
Management fees: non-affiliates	28,776	—	—	28,776
Incentive income: affiliates	29,607	—	—	29,607
Incentive income: non-affiliates	985	—	—	985
Expense reimbursements from affiliates	87,987	—	—	87,987
Other revenues	4,338	29	(5)	4,362
	386,609	29	(5)	386,633
Expenses
Interest expense	9,223	82	(5)	9,300
Compensation and benefits	376,833	—	—	376,833
Principals agreement compensation	472,126	—	—	472,126
General, administrative and other	75,380	—	—	75,380
Depreciation and amortization	6,347	—	—	6,347
	939,909	82	(5)	939,986
Other Income (Loss)
Gains (losses)	(11,522)	—	—	(11,522)
Tax receivable agreement liabilty adjustment	—	(116)	—	(116)
Earnings (losses) from equity method investees	90,900	(178,580)	178,580	90,900
	79,378	(178,696)	178,580	79,262
Income (Loss) Before Income Taxes	(473,922)	(178,749)	178,580	(474,091)
Income tax benefit (expense)	(7,986)	(19,219)	—	(27,205)
Net Income (Loss)	$(481,908)	$(197,968)	$178,580	$(501,296)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$4,002	$—	$(307,330)	$(303,328)
Net Income (Loss) Attributable to Class A Shareholders (B)	$(485,910)	$(197,968)	$485,910	$(197,968)

(A) Other than Fortress Operating Group.

(B) Includes net income (loss) attributable to the Principals’  (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(481,908)	$(197,968)	$178,580	$(501,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,347	—	—	6,347
Other amortization and accretion	756	—	—	756
(Earnings) losses from equity method investees	(90,900)	178,580	(178,580)	(90,900)
Distributions of earnings from equity method investees	14,944	—	—	14,944
(Gains) losses	11,522	—	—	11,522
Deferred incentive income	(25,399)	—	—	(25,399)
Deferred tax (benefit) expense	2,554	13,047	—	15,601
Options received from affiliates	(7,021)	—	—	(7,021)
Tax receivable agreement liability adjustment	—	116	—	116
Equity-based compensation, including Principals’ Agreement	594,195	—	—	594,195
Allowance for doubtful accounts	4,958	—	—	4,958
Cash flows due to changes in
Due from affiliates	(14,601)	10,904	(10,904)	(14,601)
Other assets	14,206	11,073	—	25,279
Accrued compensation and benefits	(79,189)	—	—	(79,189)
Due to affiliates	(6,852)	(15,288)	10,904	(11,236)
Deferred incentive income	78,537	—	—	78,537
Other liabilities	(7,219)	(903)	—	(8,122)
Net cash provided by (used in) operating activities	14,930	(439)	—	14,491
Cash Flows From Investing Activities
Contributions to equity method investees	(57,776)	(58,736)	58,736	(57,776)
Distributions of capital from equity method investees	168,381	28,846	(28,846)	168,381
Purchase of fixed assets	(7,797)	—	—	(7,797)
Net cash provided by (used in) investing activities	102,808	(29,890)	29,890	102,808
Cash Flows From Financing Activities
Repayments of debt obligations	(5,000)	—	—	(5,000)
Issuance (purchase) of Class A shares (RSU settlements)	(58,736)	58,736	—	—
Capital contributions (distributions)	58,736	—	(58,736)	—
Dividends and dividend equivalents paid	(28,846)	—	28,846	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	12,856	—	—	12,856
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(107,893)	—	—	(107,893)
Net cash provided by (used in) financing activities	(128,883)	58,736	(29,890)	(100,037)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,145)	28,407	—	17,262
Cash and Cash Equivalents, Beginning of Period	209,217	1,415	—	210,632
Cash and Cash Equivalents, End of Period	$198,072	$29,822	$—	$227,894

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $43.8 billion in AUM as of June 30, 2011. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of over 1,000 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of June 30, 2011, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $13.3 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $6.3 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes a fund-of-funds business, which invests in Fortress Funds, funds managed by external managers, and direct investments.

Credit Funds — a business that manages approximately $11.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), and two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $12.9 billion of AUM, as a separate segment until such time as its operations become significant.

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below.

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

We disclose the changes in our assets under management below, under “Results of Operations — Assets Under Management.”

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

•          Fund returns. Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under “Results of Operations — Performance of Our Funds.”

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

We disclose each of these performance measures, as applicable, for all of our funds in Note 2 to our consolidated financial statements contained herein.

Liquidity, Debt and Expense Management

We may choose to use leverage, or debt, to manage our liquidity or enhance our returns. We strive to achieve a level of debt that is sufficient to cover working capital and investment needs, but not in an amount or way which causes undue stress on performance, either through required payments or restrictions placed on Fortress.

Our liquidity, and our ability to repay our debt, as well as the amount by which our metrics exceed those required under our debt covenants are discussed below, under “— Liquidity and Capital Resources,” “— Debt Obligations,” and “— Covenants.”

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

Our liquidity is discussed below, under “— Liquidity and Capital Resources.” Our compensation expenses, including profit sharing and equity-based, are discussed in Note 7 to our consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 10 to our consolidated financial statements contained herein.

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

4)              Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible — it was not paid for and does not represent a receivable or other claim on assets.

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

5)              Taxes.

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the “— Results of Operations — Segment Analysis” section herein.

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

Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and one senior employee) and income tax expense.

Management assesses the net performance of each segment based on its ‘‘distributable earnings.’’ Distributable earnings is not a measure of cash generated by operations that is available for distribution. Rather distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

We believe that the presentation of distributable earnings enhances a reader’s understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

Market Considerations

Our revenues consist primarily of (i) management fees based generally on the size of our funds, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues — both at Fortress and within our funds — depends on our ability to retain existing investors, attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns.  Our ability to execute our business strategy depends upon a number of market conditions, including:

The strength and liquidity of U.S. and global financial institutions and the financial system.

While market conditions in the United States and abroad have improved meaningfully over the last two years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last.  Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets.  We and other market participants face continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures.  If market conditions remain challenging or deteriorate in the future — particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds and may counteract the progress we have made over the last couple of years.

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

Beginning in mid-2007, the equity and debt markets experienced a significant deterioration. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets.  The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt.  In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been impaired since that time, although securitization activity has been increasing in 2011. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption. As the turbulence in the debt markets continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations.  The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments.

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. During 2009 and 2010, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd. and Whistler Blackcomb Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, while the debt market conditions have remained strong in the first half of 2011, equity market conditions remain volatile and have been adversely affected by the unrest in the Middle East, the earthquake in Japan, continuing weakness in the U.S. job market and Congressional negotiations over the U.S. debt ceiling. We cannot predict future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•                  While conditions in the U.S. capital markets have improved meaningfully over the last year and a half, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. This, in turn, may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values, greater price volatility and weaker economic conditions around the globe.  This has resulted in a significant reduction in the value of certain of our investments, which, in turn, has impacted our management fees, incentive income and investment income as described below.  Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

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

As a result of the above factors:

•                  We have not paid a dividend on our Class A shares since the second quarter of 2008. However, our board of directors has approved a revised dividend policy under which it will reinstate a quarterly dividend beginning in the fourth quarter of 2011. For more information see Part II, Item 5, “Other Information”. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•                  Changes in the value of our funds’ investments have impacted our future management fees, generally at an annual rate of between 1% - 3% of the decline in aggregate fund NAV. See “— Fee Paying Assets Under Management” below for a table summarizing our AUM.

•                  Changes in the value of our funds’ investments have also impacted the relationship between the NAVs of our investors in our main credit and liquid hedge funds and their incentive income thresholds (high water marks). As a result of recent performance, the incentive income outlook for these funds has substantially improved from recent years. See Note 2 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses, or returns below threshold returns, in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds, and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables including: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, the rate of preferential return earned by investors, and others.

•                  Despite the volatile economic conditions, our overall investment performance and financial condition improved significantly during 2010 and the first half of 2011. Our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector since the onset of the recession. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through the first half of 2011 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. In a similar vein, investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers.  As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 through the first half of 2011, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ perception about our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

The strength of the sectors in which our funds have concentrated investments

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living facilities.  If any of these industries or sectors were adversely affected by market conditions, sector-specific trends or other factors, in a systematic or uniform manner, it could have a disproportionately negative impact on those funds.  For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on the performance of the funds that are invested in Flagler.

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

We do not currently know the full extent to which continued market uncertainty will affect us or the markets in which we operate.  If the challenging conditions continue, or result in a permanent, fundamental change in the credit markets, we and the funds we manage may experience further tightening of liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with debt covenants, obtaining investment financing and making investments on attractive terms. However, to date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns are available.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2011	2010		$2011	2010	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$234,916	$219,430	$15,486	$116,048	$112,894	$3,154
Management fees: non-affiliates	28,776	8,885	19,891	14,375	6,284	8,091
Incentive income: affiliates	29,607	46,405	(16,798)	14,531	28,849	(14,318)
Incentive income: non-affiliates	985	5,387	(4,402)	7	233	(226)
Expense reimbursements from affiliates	87,987	63,861	24,126	43,645	40,794	2,851
Other revenues	4,362	7,550	(3,188)	1,210	2,276	(1,066)
	386,633	351,518	35,115	189,816	191,330	(1,514)
Expenses
Interest expense	9,300	7,494	1,806	4,640	3,698	942
Compensation and benefits	376,833	338,922	37,911	161,398	159,529	1,869
Principals agreement compensation	472,126	472,126	—	237,367	237,367	—
General, administrative and other expense (including depreciation and amortization)	81,727	51,326	30,401	38,465	27,536	10,929
	939,986	869,868	70,118	441,870	428,130	13,740

Other Income (Loss)
Gains (losses)	(11,522)	(12,385)	863	(6,759)	(12,957)	6,198
Tax receivable agreement liability adjustment	(116)	1,317	(1,433)	—	—	—
Earnings (losses) from equity method investees	90,900	26,031	64,869	18,497	6,150	12,347
	79,262	14,963	64,299	11,738	(6,807)	18,545
Income (Loss) Before Income Taxes	(474,091)	(503,387)	29,296	(240,316)	(243,607)	3,291
Income tax benefit (expense)	(27,205)	(9,186)	(18,019)	(5,786)	(7,634)	1,848
Net Income (Loss)	$(501,296)	$(512,573)	$11,277	$(246,102)	$(251,241)	$5,139

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors that have affected our business and materially impacted our results of operations:

• changes in our AUM;

• level of performance of our funds; and

• changes in the size of our fund management and investment platform and our related compensation structure.

Each of these factors is described below.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of raising new funds, capital acquisitions, and increases in the NAVs of certain funds from new investor capital and retained profits, offset by lower performance in certain funds coupled with redemptions in our hedge funds.

Our AUM has changed for the six months ended June 30, 2011 as follows (in millions):

	Private Equity		Liquid Hedge	Credit		Logan Circle
	Funds	Castles	Funds	Hedge Funds	PE Funds (J)	Partners, L.P.	Total
2011
AUM December 31, 2010	$11,923	$3,037	$6,355	$6,773	$4,817	$11,708	$44,613
Capital raised (A)	—	—	849	228	81	—	1,158
Equity raised	—	98	—	—	—	—	98
Increase in invested capital	215	—	6	50	1,127	—	1,398
Capital acquisitions	—	—	—	—	—	—	—
Redemptions (B)	—	—	(651)	(145)	—	—	(796)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(810)	—	—	(810)
Return of capital distributions (E)	(313)	—	—	(60)	(1,070)	—	(1,443)
Adjustment for reset date (F)	(1,997)	—	—	—	—	—	(1,997)
Crystallized incentive income (G)	—	—	(69)	(91)	—	—	(160)
Equity buyback (H)	—	(19)	—	—	—	—	(19)
Net client flows (traditional)	—	—	—	—	—	707	707
Income (loss) and foreign exchange (I)	151	161	(169)	429	(14)	516	1,074
AUM June 30, 2011	$9,979	$3,277	$6,321	$6,374	$4,941	$12,931	$43,823

(A)      Includes offerings of shares by the Castles, if any.

(B)        Excludes redemptions which reduced AUM subsequent to June 30, 2011.

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

(J)           As of June 30, 2011, the credit PE funds had approximately $3.1 billion of uncalled capital that will become assets under management when deployed/ called.

Average Fee Paying AUM

Average fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Management Fees

Changes in average AUM have an effect on our management fee revenues. Depending on the timing of capital contributions in a given period, the full economic benefits of an increase in AUM may not be recognized until the following period.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2011	2010	June 30, 2011
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	(A)	$—	$—	25.8%
Fund II	Jul-02	Feb-13	—	200	35.7%
Fund III	Sep-04	Jan-15	1,305	1,308	2.3%
Fund III Coinvestment	Nov-04	Jan-15	94	116	1.8%
Fund IV	Mar-06	Jan-17	2,633	2,351	(2.8)%
Fund IV Coinvestment	Apr-06	Jan-17	629	543	(3.6)%
Fund V	May-07	Feb-18	2,671	3,964	(4.9)%
Fund V Coinvestment	Jul-07	Feb-18	569	935	(15.9)%
FRID	Mar-05	Apr-15	402	403	(10.6)%
GAGACQ Coinvestment Fund	Sep-04	Permanent	—	—	17.5%
FRIC	Mar-06	May-16	146	90	(7.0)%
FICO	Aug-06	Jan-17	25	47	(100.0)%
FHIF	Dec-06	Jan-17	1,055	912	5.4%
FECI	Jun-07	Feb-18	450	532	(4.2)%

					Returns (B)
						Six Months Ended
					Inception	June 30,
					to Date (D)	2011	2010
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08	Jun-11	—	110	(6.1)%	0.3%	4.5%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98	Permanent	1,181	1,102	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03	Permanent	2,096	1,769	N/A	(18.6)%	(2.9)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jul-02	Redeemable	406	657	8.9%	(4.4)%	2.1%
Fortress Macro Funds	May-09	Redeemable	2,448	2,166	7.6%	(3.6)%	2.3%
Fortress Commodities Fund LP	Jan-08	Redeemable	948	905	3.4%	(3.7)%	(1.4)%
Fortress Commodities Fund MA1 Ltd	Nov-09	Redeemable	99	99	(1.0)%	(4.2)%	(1.1)%
Fortress Partners Fund LP	Jul-06	Redeemable	781	806	2.1%	3.2%	2.6%
Fortress Partners Offshore Fund LP	Nov-06	Redeemable	694	733	2.8%	3.1%	3.1%
Fortress Asia Macro Funds	Mar-11	Redeemable	108	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,210	4,446	10.6%	7.2%	11.2%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	772	570	11.0%	8.8%	10.7%
Worden Funds	Jan-10	PE style redemption	211	87	14.4%	6.8%	(C)
Value Recovery Funds and related assets	(G)	Non-redeemable	1,102	2,029	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2011	2010	June 30, 2011
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	1,093	732	30.8%
Credit Opportunities Fund II	Jul-09	Jul-22	945	312	(C)
FTS SIP LP	Sep-08	Oct-18	347	143	30.6%
FCO MA LSS	May-10	Jun-24	88	25	(C)
FCO MA II	Jun-10	Jun-22	179	19	(C)
FCO MA Maple Leaf	Oct-10	Oct-20	121	—	(C)
Long Dated Value Fund I	Apr-05	Apr-30	201	201	3.6%
Long Dated Value Fund II	Nov-05	Nov-30	161	204	3.7%
Long Dated Value Fund III	Feb-07	Feb-32	198	243	11.0%
LDVF Patent Fund	Nov-07	Nov-27	15	12	13.9%
Real Assets Fund	Jun-07	Jun-17	123	133	9.5%
Assets Overflow Fund	Jul-08	May-18	—	34	(C)
Japan Opportunity Fund	Jun-09	Jun-19	914	833	(C)
Net Lease Fund I	Jan-10	Feb-20	34	5	(C)
Global Opportunities Fund	Sep-10	Sep-20	230	—	(C)
Life Settlements Fund	Dec-10	Dec-22	260	—	(C)
Life Settlements Fund MA	Dec-10	Dec-22	23	—	(C)
Subtotal - all funds			29,967	29,776
Managed accounts			925	413
Total - Alternative Investments			30,892	30,189
Logan Circle Partners, L.P.			12,931	11,471
Total (H)			$43,823	$41,660

(A)

For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized. The Drawbridge Special Opportunity Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 80% of our alternative investment AUM as of June 30, 2011.

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
(C)

These funds had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through June 30, 2011.

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

In determining our segment measure of operations, distributable earnings, we generally recognize private equity style incentive income when gains are realized and hedge fund incentive income based on current returns, and we recognize our employees’ share of this income as compensation expense at the same time. In contrast, GAAP requires that we likewise recognize the compensation when incurred, but we must defer the recognition of the revenue until all contingencies, primarily minimum returns over the lives of the private equity style funds and annual performance requirements of the hedge funds, are resolved — regardless of the probability of such returns being met. As a result, when we have significant PE style realizations or positive returns in interim periods in our hedge funds, which we regard as positive events, the related incentive income impact improves our segment distributable earnings while reducing our GAAP results for the same period.

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 880 employees as of June 30, 2010 to 929 employees as of June 30, 2011.

Revenues

Six months ended June 30

Total revenues were $386.6 million for the six months ended June 30, 2011, a net increase of $35.1 million, compared to $351.5 million for the six months ended June 30, 2010. The increase in revenues was primarily attributable to increases of $15.5 million and $19.9 million in management fees from affiliates and non-affiliates, respectively, and an increase of $24.1 million in expense reimbursements from affiliates.  These increases were partially offset by decreases of $16.8 million and $4.4 million in incentive income from affiliates and non-affiliates, respectively, and a decrease of $3.2 million in other revenues.

The increases in management fees from affiliates and non-affiliates were primarily attributable to a $12.3 billion increase in AUM from $31.5 billion as of December 31, 2009 to $43.8 billion as of June 30, 2011, including $6.8 million in fees earned from a new advisory engagement which commenced in January 2011, and an increase of $4.8 million in management fees from a managed account in our liquid hedge funds which launched in August 2010. The increase in expense reimbursements from affiliates was primarily attributable to our consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010. The decrease in incentive income from affiliates of $16.8 million was primarily due to a decrease in incentive income recognized from certain of our private equity funds, which are recognized as contingencies for repayment are resolved, and was partially offset by (i) an increase in incentive income from certain of our credit PE funds primarily due to an increase in incentive distributions which are not subject to clawback, (ii) an increase in crystallized incentive income from one of our credit hedge funds primarily due to distributions from redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (iii) an increase in incentive income from certain of our liquid hedge funds primarily due to an increase in the average capital eligible for incentive income and subsequent performance. The decrease in incentive income from non-affiliates of $4.4 million was primarily attributable to a reduction in incentive income from a third party account in our credit hedge funds whose investments were fully realized in 2010 and was partially offset by crystallized incentive income from a managed account in our liquid hedge funds which launched in August 2010.  The $3.2 million decrease in other revenues was primarily related to a decrease in dividend income.

Three months ended June 30

Total revenues were $189.8 million for the three months ended June 30, 2011, a net decrease of $1.5 million, compared to $191.3 million for the three months ended June 30, 2010. The decrease in revenues was primarily attributable to decreases of $14.3 million and $0.2 million in incentive income from affiliates and non-affiliates, respectively, and a decrease of $1.1 million in other revenues.  These decreases were partially offset by increases of $3.2 million and $8.1 million in management fees from affiliates and non-affiliates, respectively, and an increase of $2.9 million in expense reimbursements from affiliates.

The decrease in incentive income from affiliates of $14.3 million was primarily due to a decrease in incentive income recognized from certain of our private equity funds, which are recognized as contingencies for repayment are resolved, and was partially offset by an increase in incentive income from certain of our credit PE funds primarily due to an increase in incentive distributions which are not subject to clawback.  The decrease in incentive income from non-affiliates of $0.2 million was primarily attributable to a reduction in incentive income from a third party account in our credit hedge funds whose investments were fully realized in 2010.  The $1.1 million decrease in other revenues was primarily related to a decrease in dividend income.  The increases in management fees from affiliates and non-affiliates were primarily attributable to a $13.6 billion increase in AUM from $30.2 billion as of March 31, 2010 to $43.8 billion as of June 30, 2011, including $3.1 million in fees earned from a new advisory engagement which commenced in January 2011, and an increase of $2.4 million in management fees from a managed account in our liquid hedge funds which launched in August 2010.

Expenses

Six months ended June 30

Expenses were $940.0 million for the six months ended June 30, 2011, an increase of $70.1 million, compared to $869.9 million for the six months ended June 30, 2010. The increase was primarily attributable to an increase of $37.9 million in compensation and benefits and an increase of $30.0 million in general, administrative and other expenses.

Total compensation and benefits increased primarily due to increases in base compensation, discretionary bonuses and equity-based compensation, partially offset by a net decrease in profit sharing expenses primarily related to our credit PE funds. The increase in base compensation and discretionary bonuses was primarily due to our consolidation of FCF and Logan Circle effective March 2010 and April 2010, respectively, and an increase in our employee headcount for the six months ended June 30, 2011 as compared to the prior comparative period. The increase in general, administrative and other expenses was primarily due to (i) our consolidation of FCF and Logan Circle, (ii) an increase in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls, (iii) a net reversal of an allowance for potentially uncollectible management fees, primarily in connection with the resolution of liquidity shortfalls within a certain fund, which was recognized during the six months ended June 30, 2010, and (iv) a net increase in other general and administrative expenses.

Three months ended June 30

Expenses were $441.9 million for the three months ended June 30, 2011, an increase of $13.8 million, compared to $428.1 million for the three months ended June 30, 2010. The increase was primarily attributable to an increase of $1.9 million in compensation and benefits, and an increase of $11.0 million in general, administrative and other expenses.

Total compensation and benefits increased primarily due to increases in equity-based compensation, base compensation, and discretionary bonuses, partially offset by a net decrease in profit sharing expenses primarily related to our credit PE funds.  The increase in base compensation and discretionary bonuses was primarily due to increases in our employee headcount for the three months ended June 30, 2011 as compared to the prior comparative period. The increase in general, administrative and other expenses was primarily due to a net reversal of an allowance for potentially uncollectible management fees, primarily in connection with the resolution of liquidity shortfalls within a certain fund, which was recognized during the three months ended June 30, 2010, and a net increase in other general and administrative expenses.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2011 of $354 million with a weighted average recognition period of 1.92 years. This does not include contingent amounts or amounts related to the Principals Agreement, which is discussed below.

Principals Agreement Compensation

As a result of the Principals Agreement, $4,763.0 million is being charged to compensation expense on a straight-line basis over the vesting period.  Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders. As a result, management does not include this expense in any of its analyses of performance. When Fortress records this non-cash expense, it records a corresponding increase in capital.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
GAAP Net Income (Loss)	$(501,296)	$(512,573)	$(246,102)	$(251,241)
Principals Agreement Compensation	472,126	472,126	237,367	237,367
GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(29,170)	$(40,447)	$(8,735)	$(13,874)

Other Income (Loss)

Six months ended June 30

Other Income (Loss) was $79.3 million for the six months ended June 30, 2011, a net increase of $64.3 million, compared to $15.0 million for the six months ended June 30, 2010. The change was primarily due to an increase in earnings from equity method investees primarily resulting from improved performance with respect to our investments in our private equity funds, credit PE funds and liquid hedge funds for the six months ended June 30, 2011 relative to the prior comparative period.

Three months ended June 30

Other Income (Loss) was $11.7 million for the three months ended June 30, 2011, a net increase of $18.5 million, compared to ($6.8 million) for the three months ended June 30, 2010. The change was primarily due to an increase in earnings from equity method investees primarily resulting from improved performance with respect to our investments in our private equity funds and credit PE funds for the three months ended June 30, 2011 relative to the prior comparative period, and a net decrease in unrealized losses primarily due to changes in foreign currency exchange rates related to our direct investment in GAGFAH.

Income Tax Benefit (Expense)

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the six months ended June 30, 2011 and 2010, Fortress recognized income tax expense (benefit) of $27.2 million and $9.2 million, respectively. The primary reason for the changes in income tax expense (benefit) are (i) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) the tax impact of RSUs and RPUs which vested and were delivered at a value substantially less than their original value, with this impact being the most significant during the first half of 2011. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

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

Management assesses our segments on a Fortress Operating Group and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and one senior employee) and income tax expense.

Distributable earnings is defined in Note 10 to Part I, Item 1, “Financial Statements and Supplementary Data — Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$71,110	$66,545	$4,565	$35,821	$33,293	$2,528
Incentive Income	1,329	—	1,329	—	—	—
Segment revenues — total	$72,439	$66,545	$5,894	$35,821	$33,293	$2,528
Pre-tax distributable earnings	$49,926	$49,431	$495	$27,901	$24,869	$3,032

Six months ended June 30

Pre-tax distributable earnings increased by $0.5 million primarily due to:

Revenues

Management fees were $71.1 million for the six months ended June 30, 2011, a net increase of $4.6 million, compared to $66.5 million for the six months ended June 30, 2010. Management fees increased $4.6 million primarily as a result of an increase of $5.7 million in Fund III, Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to an increase in market values in certain portfolio companies during 2010, which impacted management fees in 2011.  This increase was partially offset by a net decrease of $1.2 million in management fees primarily as a result of the net asset value of certain portfolio companies declining below their invested capital in 2010, which impacted the computation of 2011 management fees.

Incentive income, which is determined on a fund-by-fund basis, was $1.3 million for the six months ended June 30, 2011 as compared to no incentive income recognized for the six months ended June 30, 2010.  The increase of $1.3 million of incentive income was attributable to a realization event that occurred in Fund I during the six months ended June 30, 2011.

Expenses

Expenses were $22.5 million for the six months ended June 30, 2011, a net increase of $5.4 million, compared to $17.1 million for the six months ended June 30, 2010. The net increase of $5.4 million in operating expenses was primarily attributable to (i) a net increase of $5.7 million in general and administrative expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds and an increase in professional fees, (ii) a net increase of $0.8 million in compensation and benefits expense, and (iii) an increase of $0.5 million in profit sharing compensation expense.  These increases were partially offset by a decrease of $1.6 million in corporate allocable expenses.

Three months ended June 30

Pre-tax distributable earnings increased by $3.0 million primarily due to:

Revenues

Management fees were $35.8 million for the three months ended June 30, 2011, a net increase of $2.5 million, compared to $33.3 million for the three months ended June 30, 2010. Management fees increased $2.5 million primarily as a result of an increase of $3.1 million in Fund III, Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to an increase in market values in certain portfolio companies during 2010, which impacted management fees in 2011.  This increase was partially offset by a net decrease of $0.6 million in management fees primarily as a result of the net asset value of certain portfolio companies declining below their invested capital in 2010, which impacted the computation of 2011 management fees.

Expenses

Expenses were $7.9 million for the three months ended June 30, 2011, a net decrease of $0.5 million, compared to $8.4 million for the three months ended June 30, 2010. The net decrease of $0.5 million in operating expenses was primarily attributable to a decrease of $1.0 million in corporate allocable expenses and partially offset by (i) a net increase of $0.5 million in compensation and benefits expense, and (ii) a net increase of $0.2 million in general and administrative expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$25,723	$23,978	$1,745	$13,574	$11,439	$2,135
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$25,723	$23,978	$1,745	$13,574	$11,439	$2,135
Pre-tax distributable earnings	$11,745	$9,157	$2,588	$6,794	$4,720	$2,074

Six months ended June 30

Pre-tax distributable earnings increased by $2.6 million primarily due to:

Revenues

Management fees were $25.7 million for the six months ended June 30, 2011, a net increase of $1.7 million, compared to $24.0 million for the six months ended June 30, 2010. Management fees increased $1.7 million as a result of (i) a $1.2 million increase due to changes in foreign currency exchange rates and (ii) a $0.6 million increase in management fees from certain investments within the Castles.

Expenses

Expenses were $14.0 million for the six months ended June 30, 2011, a net decrease of $0.8 million, compared to $14.8 million for the six months ended June 30, 2010. The net decrease of $0.8 million in expenses was primarily attributable to a $1.1 million decrease in allocable corporate expenses.  This decrease was partially offset by a $0.3 million net increase in compensation and benefits and general and administrative expenses.

Three months ended June 30

Pre-tax distributable earnings increased by $2.1 million primarily due to:

Revenues

Management fees were $13.6 million for the three months ended June 30, 2011, a net increase of $2.1 million, compared to $11.4 million for the three months ended June 30, 2010. Management fees increased $2.1 million as a result of (i) a $1.0 million increase due to changes in foreign currency exchange rates, (ii) a $0.8 million increase in management fees from certain investments within the Castles and (iii) a $0.3 million increase due to an increase in Newcastle AUM resulting from their capital raise in March 2011.

Expenses

Expenses were $6.8 million for the three months ended June 30, 2011, a net increase of $0.1 million, compared to $6.7 million for the three months ended June 30, 2010.  The net increase of $0.1 million in expenses was primarily attributable to a $0.7 million net increase in compensation and benefits and general and administrative expenses.  This increase was partially offset by a $0.6 million net decrease in allocable corporate expenses.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$55,922	$47,991	$7,931	$28,981	$24,398	$4,583
Incentive Income	3,172	4,827	(1,655)	(18,556)	(903)	(17,653)
Segment revenues — total	$59,094	$52,818	$6,276	$10,425	$23,495	$(13,070)
Pre-tax distributable earnings	$8,690	$12,840	$(4,150)	$(6,263)	$3,075	$(9,338)

Six months ended June 30

Pre-tax distributable earnings decreased by $4.2 million primarily due to:

Revenues

Management fees were $55.9 million for the six months ended June 30, 2011, a net increase of $7.9 million, compared to $48.0 million for the six months ended June 30, 2010. Management fees increased $7.9 million primarily due to net increases of $9.1 million and $1.0 million in management fees from the Fortress Macro Funds (including related managed accounts) and Fortress Commodities Funds (including related managed accounts), respectively, primarily as a result of net capital raises, and an increase of $0.4 million in management fees from the Fortress Asia Macro Fund, which launched in March 2011.  These increases in management fees were partially offset by net decreases of $2.1 million and $0.4 million in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $3.2 million for the six months ended June 30, 2011, a net decrease of $1.7 million, compared to $4.8 million for the six months ended June 30, 2010.  Incentive income decreased $1.7 million primarily due to a net decrease of $2.8 million in the incentive income generated by the macro strategy funds (including related managed accounts) due to lower returns and a decrease of $0.3 million in the incentive income generated by the Fortress Partners Funds as a result of a decrease in the average capital eligible for incentive income.  These decreases to incentive income were partially offset by a net increase of $1.4 million in the incentive income generated by Fortress Commodities Funds (including related managed accounts) primarily due to incentive income crystallized in the first quarter of 2011.

Expenses

Expenses were $50.4 million for the six months ended June 30, 2011, a net increase of $10.4 million, compared to $40.0 million for the six months ended June 30, 2010. The increase of $10.4 million in expenses was primarily attributable to (i) an increase of $11.0 million in compensation and benefits, which includes an increase of $5.1 million in profit sharing compensation expense, partially offset by (ii) a net decrease of $0.6 million in general and administrative and allocable expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $9.3 million primarily due to:

Revenues

Management fees were $29.0 million for the three months ended June 30, 2011, a net increase of $4.6 million, compared to $24.4 million for the three months ended June 30, 2010. Management fees increased $4.6 million primarily due to net increases of $4.5 million and $0.9 million in management fees from the Fortress Macro Funds (including related managed accounts) and Fortress Commodities Funds (including related managed accounts), respectively, primarily as a result of net capital raises and an increase of $0.4 million in management fees from the Fortress Asia Macro Fund, which launched in March 2011.  These increases in management fees were partially offset by net decreases of $1.0 million and $0.2 million in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $(18.6) million for the three months ended June 30, 2011, a net decrease of $17.7 million, compared to $(0.9) million for the three months ended June 30, 2010.  Incentive income decreased $17.7 million primarily due to net decreases of $11.2 million and $6.1 million in the incentive income generated by the macro strategy funds (including related managed accounts) and Fortress Commodities Funds (including related managed accounts), respectively, primarily due to the reversal of incentive income recorded during the first quarter of 2011, as a result of negative returns during the second quarter of 2011, and a decrease of $0.4 million in the incentive income generated by the Fortress Partners Funds as a result of a decrease in the average capital eligible for incentive income and lower returns.

Expenses

Expenses were $16.7 million for the three months ended June 30, 2011, a net decrease of $3.7 million, compared to $20.4 million for the three months ended June 30, 2010. The decrease of $3.7 million in expenses was primarily attributable to (i) a decrease of $2.4 million in compensation and benefits, which includes a decrease of $4.1 million in profit sharing compensation expense, and (ii) a net decrease of $1.3 million in general and administrative and allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$61,203	$66,913	$(5,710)	$30,344	$38,602	$(8,258)
Incentive Income	54,197	12,940	41,257	16,294	4,847	11,447
Segment revenues — total	$115,400	$79,853	$35,547	$46,638	$43,449	$3,189
Pre-tax distributable earnings	$29,416	$25,598	$3,818	$10,888	$16,789	$(5,901)

Six months ended June 30

Pre-tax distributable earnings increased by $3.8 million primarily due to:

Revenues

Management fees were $61.2 million for the six months ended June 30, 2011, a net decrease of $5.7 million, compared to $66.9 million for the six months ended June 30, 2010. Management fees decreased $5.7 million primarily due to (i) a $13.6 million decrease in management fees from the Value Recovery Funds and related assets, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible and (ii) a $0.3 million net decrease in management fees for the Drawbridge Special Opportunities Funds primarily as a result of investor distributions.  These decreases in management fees were partially offset by (i) an increase of $6.9 million in management fees from an advisory agreement which commenced in the first quarter of 2011 and (ii) an increase of $1.2 million in management fees from the Worden Funds, which launched in 2010.

Incentive income, which is determined on a fund—by-fund basis, was $54.2 million for the six months ended June 30, 2011, a net increase of $41.3 million, compared to $12.9 million for the six months ended June 30, 2010.  Incentive income increased $41.3 million primarily due to (i) an increase of $43.5 million in incentive income from the Drawbridge Special Opportunities Funds due to an increase in the average capital eligible for incentive income as the funds met or exceeded their high water marks and generated subsequent positive performance and (ii) an increase in incentive income of $3.2 million from the Worden Funds.  These increases were partially offset by a $5.4 million decrease in incentive income from a third party account whose investments were fully realized in 2010.

Expenses

Expenses were $86.0 million for the six months ended June 30, 2011, a net increase of $31.7 million, compared to $54.3 million for the six months ended June 30, 2010. The increase of $31.7 million in expenses was primarily attributable to (i) an increase of $30.0 million in compensation and benefits, which includes an increase of $18.1 million in profit sharing compensation expense, and (ii) a net increase of $1.7 million in general and administrative and allocable expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $5.9 million primarily due to:

Revenues

Management fees were $30.3 million for the three months ended June 30, 2011, a net decrease of $8.3 million, compared to $38.6 million for the three months ended June 30, 2010.  Management fees decreased $8.3 million primarily due to (i) a $12.0 million decrease in management fees from the Value Recovery Funds and related assets, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible, and (ii) a $0.1 million net decrease in management fees for the Drawbridge Special Opportunities Funds primarily as a result of investor distributions.  These decreases in management fees were partially offset by (i) an increase of $3.3 million in management fees from an advisory agreement which commenced in the first quarter of 2011 and (ii) an increase of $0.6 million in management fees from the Worden Funds, which launched in 2010.

Incentive income, which is determined on a fund—by-fund basis, was $16.3 million for the three months ended June 30, 2011, a net increase of $11.4 million, compared to $4.8 million for the three months ended June 30, 2010.  Incentive income increased $11.4 million primarily due to (i) an increase of $10.0 million in incentive income from the Drawbridge Special Opportunities Funds due to an increase in the average capital eligible for incentive income as the funds met or exceeded their high water marks and generated subsequent positive performance, (ii) an increase in incentive income of $0.8 million from the Worden Funds and (iii) an increase in incentive income of $0.9 million from other investments.  These increases were partially offset by a $0.3 million decrease in incentive income from a third party account whose investments were fully realized in 2010.

Expenses

Expenses were $35.7 million for the three months ended June 30, 2011, a net increase of $9.1 million, compared to $26.6 million for the three months ended June 30, 2010. The increase of $9.1 million in expenses was primarily attributable to (i) an increase of $9.5 million in compensation and benefits, which includes an increase of $4.7 million in profit sharing compensation expense, partially offset by (ii) a net decrease of $0.4 million in general and administrative and allocable expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$32,636	$21,314	$11,322	$16,615	$11,157	$5,458
Incentive Income	79,853	131,546	(51,693)	22,494	46,396	(23,902)
Segment revenues — total	$112,489	$152,860	$(40,371)	$39,109	$57,553	$(18,444)
Pre-tax distributable earnings	$57,181	$74,790	$(17,609)	$18,990	$28,989	$(9,999)

Six months ended June 30

Pre-tax distributable earnings decreased by $17.6 million primarily due to:

Revenues

Management fees were $32.6 million for the six months ended June 30, 2011, an increase of $11.3 million, compared to $21.3 million for the six months ended June 30, 2010. Management fees increased by $11.3 million primarily due to (i) an $11.6 million increase in management fees attributable to net capital calls or commitments made after 2009, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, and a third party account we manage, and (ii) an increase of $2.0 million attributable to the Global Opportunities Fund which launched in September 2010.  These increases in management fees were partially offset by a net decrease of $2.3 million in management fees primarily due to the Japan Opportunities Fund which had a management fee catch-up in 2010, for new investors who were admitted after the initial close.

Incentive income, which is determined on a fund—by-fund basis, was $79.9 million for the six months ended June 30, 2011, a decrease of $51.7 million, compared to $131.5 million for the six months ended June 30, 2010.  Incentive income decreased $51.7 million primarily due to a $60.7 million decrease in incentive income primarily as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund and a third party account we manage during the six months ended June 30, 2011 as compared to the prior comparative period.  This decrease in incentive income was partially offset by (i) $8.1 million in incentive income generated from the Japan Opportunities Fund for the six months ended June 30, 2011, and (ii) a $0.9 million increase in incentive income due to distributions generated by certain realization events that occurred in Assets Overflow Fund during the six months ended June 30, 2011 as compared to the prior comparative period.

Expenses

Expenses were $55.3 million for the six months ended June 30, 2011, a net decrease of $22.8 million, compared to $78.1 million for the six months ended June 30, 2010. The net decrease of $22.8 million in operating expenses was primarily attributable to a decrease of $27.0 million in compensation and benefits expense, which includes a decrease of $27.9 million in profit sharing compensation expense.  This decrease was partially offset by a net increase of $4.2 million in general and administrative and allocable expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $10.0 million primarily due to:

Revenues

Management fees were $16.6 million for the three months ended June 30, 2011, an increase of $5.5 million, compared to $11.2 million for the three months ended June 30, 2010. Management fees increased by $5.5 million primarily due to (i) a $7.1 million increase in management fees attributable to net capital calls or commitments made after the first quarter of 2010, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, and a third party account we manage, and (ii) an increase of $1.1 million attributable to the Global Opportunities Fund which launched in September 2010.  These increases in management fees were partially offset by a net decrease of $2.7 million in management fees primarily due to the Japan Opportunities Fund which had a management fee catch-up in 2010, for new investors who were admitted after the initial close.

Incentive income, which is determined on a fund—by-fund basis, was $22.5 million for the three months ended June 30, 2011, a decrease of $23.9 million, compared to $46.4 million for the three months ended June 30, 2010.  Incentive income decreased $23.9 million primarily as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund, Assets Overflow Fund and a third party account we manage during the three months ended June 30, 2011 as compared to the prior comparative period.

Expenses

Expenses were $20.1 million for the three months ended June 30, 2011, a net decrease of $8.5 million, compared to $28.6 million for the three months ended June 30, 2010. The net decrease of $8.5 million in operating expenses was primarily attributable to a decrease of $10.9 million in compensation and benefits expense, which includes a decrease of $12.5 million in profit sharing compensation expense.  This decrease was partially offset by a net increase of $2.4 million in general and administrative and allocable expenses.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Pre-tax distributable earnings (loss)	$471	$4,320	$(3,849)	$(6,916)	$71	$(6,987)

Six months ended June 30

Pre-tax distributable earnings decreased by $3.8 million primarily due to:

•      a $3.9 million increase in net investment income primarily as a result of a decrease in recorded impairments of $3.5 million and $0.4 million with respect to our investments in our private equity funds and special investments in our hedge funds, respectively, for the six months ended June 30, 2011 as compared to the prior comparative period;

•      a $1.1 million decrease in net investment income from realizations and the performance of our investments in our funds. The $1.1 million net decrease in investment income was due to a net decrease of $0.7 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $0.4 million attributable to our investments in our hedge funds for the six months ended June 30, 2011 as compared to the prior comparative period;

•      a $1.9 million decrease in net investment income due to a net increase in interest expense primarily due to (i) an increase of $2.8 million primarily due to an increase in the average interest rate paid as compared to the six months ended June 30, 2010, partially offset by (ii) a decrease of $0.9 million in the amortization of financing costs;

•      a $2.4 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock; and

•      a $2.4 million decrease in net investment income due to a $3.5 million realized loss on our foreign currency hedges, partially offset by foreign currency translation adjustments.

Three months ended June 30

Pre-tax distributable earnings decreased by $7.0 million primarily due to:

•      a $0.3 million decrease in net investment income primarily as a result of an increase in recorded impairments of $0.3 million with respect to our investments in special investments in our hedge funds, for the three months ended June 30, 2011 as compared to the prior comparative period;

•      a $1.9 million decrease in net investment income from our investments in our funds. The $1.9 million net decrease in investment income was due to a net decrease of $1.7 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $0.2 million attributable to our investments in our hedge funds for the three months ended June 30, 2011 as compared to the prior comparative period;

•      a $1.0 million decrease in net investment income due to a net increase in interest expense primarily due to (i) an increase of $1.4  million primarily due to an increase in the average interest rate paid as compared to the three months ended June 30, 2010, partially offset by (ii) a decrease of $0.4 million in the amortization of financing costs;

•      a $1.3 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock; and

•      a $2.4 million decrease in net investment income due to a $3.5 million realized loss on our foreign currency hedges, partially offset by foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2011:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$65	$—	$65	$ N/A
Fund II	1,318	—	1,318	N/A
Fund III and Fund III Coinvestment	10,650	5,038	5,612	N/A
Fund IV and Fund IV Coinvestment	114,785	79,575	35,210	N/A
Fund V and Fund V Coinvestment	141,800	74,082	67,718	N/A
Long Dated Value Funds	19,777	15,003	4,774	N/A
Real Assets Funds	24,410	15,666	8,744	N/A
Credit Opportunities Funds	41,981	26,081	15,905	(5)
Mortgage Opportunities Funds	4,494	556	3,938	N/A
Asia Funds	5,081	4,003	1,078	N/A
Real Estate Opportunities Fund	10,637	10,664	N/A	(27)
Single Investment Funds (combined)
GAGFAH (XETRA: GFJ)	7,085	2,880	4,205	N/A
Brookdale (NYSE: BKD)	32,064	8,136	23,928	N/A
Private investment #1	238,228	207,357	30,871	N/A
Private investment #2	92,162	43,866	48,296	N/A
Private investment #3	—	—	N/A	N/A
Castles
Eurocastle (EURONEXT: ECT)	1,771	1,947	9	(185)
Newcastle (NYSE: NCT)	5,929	667	5,262	N/A
Other
Hedge fund side pocket investments	87,022	67,680	19,562	(220)
Direct investments	108,352	63,684	44,683	(15)
Total	$947,611	$626,885	$321,178	$(452)

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

Unallocated

	Six Months Ended June 30,		2011 vs. 2010	Three Months Ended June 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Pre-tax distributable earnings (loss)	$(8,041)	$(6,705)	$(1,336)	$(4,619)	$(5,475)	$856

Six months ended June 30

Pre-tax distributable loss increased by $1.3 million primarily due to:

•      a $6.1 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•      a $7.4 million increase in operating and acquisition expenses primarily due to the Logan Circle acquisition in April 2010.

Three months ended June 30

Pre-tax distributable loss decreased by $0.9 million primarily due to:

•      a $1.3 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•      a $0.4 million increase in operating expenses due to an increase in general corporate expenses.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2011, the receipt of approximately $85.6 million of management fees had been deferred, of which $11.9 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $29.7 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $227.9 million at June 30, 2011, our available draws under our credit facility of $55.1 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments, both of which are more challenging in current market conditions than in periods prior to 2008. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”).  Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates.  The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of June 30, 2011, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2011 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,993
FECI	1,551
Worldwide Transportation and Infrastructure Fund	7,500

Credit PE Funds
Credit Opportunities Fund	13,631
Credit Opportunities Fund II	4,256
FTS SIP L.P.	703
FCO MA LSS	1,304
FCO MA II	8,690
FCO MA Maple Leaf	4,193
Long Dated Value Fund I	460
Long Dated Value Fund II	1,747
Long Dated Value Fund III	165
LDVF Patent Fund	44
Real Assets Fund	21,433
Assets Overflow Fund	200
Japan Opportunity Fund	3,111
Net Lease Fund I	430
Global Opportunities Fund	2,413
Life Settlements Fund	63
Life Settlements Fund MA	42
Karols Development Co	5,640
Other	917
Total	$99,067

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

July 1 to December 31, 2011	$10,626
2012	21,765
2013	20,908
2014	19,959
2015	18,337
2016	16,534
Thereafter	1,636

Total	$109,765

Debt Obligations

As of June 30, 2011, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				June 30, 2011
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	June 30, 2011	December 31, 2010	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	0.00%	—
Term loan	272,500	277,500	Oct 2015	5.98%	3.26
Total	$272,500	$277,500		5.98%	3.26

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

(3)          Approximately $55.1 million was undrawn on the revolving debt facility as of June 30, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $4.9 million was utilized.

Assuming no Free Cash Flow—based required repayments, our outstanding debt matures as follows as of June 30, 2011 (in thousands).

July 1 - December 31, 2011	$11,250
2012	35,000
2013	35,000
2014	35,000
2015	156,250
Total	$272,500

Mandatory principal repayments of 50% of Free Cash Flow of each calendar year, up to a limit, as defined in the 2010 Credit Agreement, for each of the years 2011 through 2014 are required to be made in April of each subsequent year (2012 through 2015). Although these mandatory repayments are calculated based on annual Free Cash Flow, for the six months ended June 30, 2011, the repayment which would be made, if such period were calculated by itself, is estimated to be $61.4 million.

During the six months ended June 30, 2011, the average face amount of our outstanding debt was approximately $276.2 million and the highest face amount outstanding at one time during this period was $277.5 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of June 30, 2011, the outstanding balance was approximately $260.8 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of June 30, 2011. In addition, Fortress Operating Group must not:

•                  Permit AUM (as defined in the 2010 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•                  Permit the Consolidated Leverage Ratio (a measure of net outstanding debt compared to EBITDA, as defined in the 2010 Credit Agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•                  Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the 2010 Credit Agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•                  Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA after permitted tax distributions compared to required debt payments, or fixed charges, as defined in the 2010 Credit Agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the 2010 Credit Agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of June 30, 2011.

	June 30, 2011
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,203	(A)
Consolidated Leverage Ratio	< 2.75	0.65	(B)
Minimum Investment Assets Ratio	> 2.00	4.20	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	9.08	(B)

(A)      Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.

(B)       The consolidated leverage ratio is equal to net debt, as defined, divided by the trailing four quarters’ EBITDA, as defined. The consolidated fixed charge coverage ratio is equal to the quotient of (A) the trailing four quarters’ EBITDA, as defined, less permitted tax distributions, as defined, divided by (B) the trailing four quarters’ required interest and principal payments made with respect to the 2010 Credit Agreement. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

June 30, 2011
Outstanding debt (D)	$277.0
Plus: Outstanding letters of credit	4.9
Less: Cash (up to $50 million)	(50.0)
Net debt	$231.9

Twelve Months Ended
June 30, 2011
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(745.1)
Depreciation and amortization, interest expense and income taxes	52.0
Extraordinary or non-recurring losses	—
Incentive Income Adjustment	52.5
Other Income Adjustment	(182.1)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,179.6
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
Earnings on deferred fee arrangements, net of employees’ share	—
Extraordinary or non-recurring gains	—
EBITDA	$356.9
Permitted tax distributions	$94.0
Fixed charges	$29.0

(C)        Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $4.5 million of other financing which meets the definition of debt under the credit agreement.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference herein.

Dividends / Distributions

During the six months ended June 30, 2011, Fortress Operating Group declared distributions of $12.9 million to the principals and a senior employee in connection with tax obligations.

Our board of directors has approved a revised dividend policy under which it will reinstate a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 will be $0.05 per share.  For more information about the revised dividend policy, see Part II, Item 5, “Other Information.”

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required amortization payments under, our credit agreement, and (iv) distributing cash flow to equity holders, as applicable.

As described above in ‘‘— Results of Operations,’’ our AUM has changed throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This change is a result of the Fortress Funds raising and investing capital, and generating gains from investments, offset by redemptions, capital distributions and losses.

As noted above, our board of directors recently approved a revised dividend policy. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we may pay dividends in accordance with our stated dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may borrow funds to pay dividends, but we are not obligated to do so. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise. For more information about our revised dividend policy, see Part II, Item 5, “Other Information.”

Operating Activities

Our net cash flow provided by (used in) operating activities was $14.5 million and $98.0 million during the six months ended June 30, 2011 and 2010, respectively.

Operating Activities — Comparative

Cash received for management fees increased by $66.4 million from $171.4 million in 2010 to $237.8 million in 2011. Management fees are based on average AUM, which increased from 2010 to 2011 (private equity funds increased by $0.8 billion, Castles increased by less than $0.1 billion, liquid hedge funds increased by $0.7 billion, credit hedge funds decreased by ($0.7) billion, and credit PE funds increased by $2.0 billion as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions and losses. However, approximately $85.6 million of management fees were past due at June 30, 2011 as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and managed accounts or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $35.0 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2011.

Cash paid for compensation increased by $122.6 million from the six months ended June 30, 2010 compared to June 30, 2011. Bonuses and profit sharing payments are generally paid in January of the year following the year in which they are earned, so this change is primarily related to an increase in bonuses earned in 2010 compared to 2009.

Cash paid for interest increased approximately $1.4 million primarily due to an increase in the weighted average interest rate to 5.75% in 2011 as compared 2.77% in 2010. This was partially offset by a lower average debt balance of $276.2 million in 2011 compared to $378.0 million in 2010.

Cash received for tax refunds increased by $8.2 million from the six months ended June 30, 2010 compared to June 30, 2011. This was partially offset by an increase in taxes paid of $0.7 million in 2011 compared to 2010.

Investing Activities

Our net cash flow provided by (used in) investing activities was $102.8 million and ($0.6) million during the six months ended June 30, 2011 and 2010, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($57.8) million and ($31.7) million during the six months ended June 30, 2011 and 2010, respectively, (ii) distributions of capital from equity method investees of $168.4 million and $46.1 million during the six months ended June 30, 2011 and 2010, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($7.8) million and ($1.5) million during the six months ended June 30, 2011 and 2010, respectively. In addition, Fortress used a net $13.5 million of cash during the six months ended June 30, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($100.0) million and ($127.0) million during the six months ended June 30, 2011 and 2010, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($55.8) million and ($41.7) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($52.1) million and ($43.4) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $12.9 million and $0.1 million during these periods, respectively, and (iv) our borrowing and repayment activity.

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

For profit sharing plans related to private equity funds and credit PE funds, where incentive income is received as investments are realized but is subject to clawback (see “— Revenue Recognition on Incentive Income” above), although

Fortress defers the recognition of incentive income until all contingencies are resolved, accruing expense for employee profit sharing is based upon when it becomes probable and reasonably estimable that incentive income has been earned and therefore a profit sharing liability has been incurred. Based upon this policy, the recording of an accrual for profit sharing expense to employees generally precedes the recognition of the related incentive income revenue. As a result, private equity and credit PE incentive income realization events, which benefit Fortress economically, cause our GAAP earnings to decline in the short term as expense is recognized before the corresponding revenue. Such profit sharing expense may be reversed upon determination that the expense is no longer probable of being incurred based on the performance of the fund.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 2 to Part I, Item 1, “Financial Statements and Supplementary Data — Management Agreements and Fortress Funds.”

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2011. As of June 30, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity	Liquid Hedge Funds (B)		Credit Hedge	Credit PE	Total Investment
Basis for Determining Fair Value	Funds	Long	Short	Funds	Funds	Company Holdings
1. Quoted market prices	8%	23%	86%	1%	1%	(2)%
2. Other observable market parameters	5%	37%	14%	0%	0%	6%
3A. Third party pricing sources with significant unobservable market parameters (A)	7%	31%	0%	98%	69%	50%
3B. Internal models with significant unobservable market parameters	80%	9%	0%	1%	30%	46%
Total	100%	100%	100%	100%	100%	100%

(A)       Primarily represents valuations based on third party pricing services, certain broker quotes, and third party fund managers.

(B)       The level 3A and 3B investments within the liquid hedge funds segment primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds, as well as the Fortress Partners Funds, which were transferred to this segment in 2011.

As of June 30, 2011, $11.0 billion of investments in our private equity funds, $0.4 billion of investments in our liquid hedge funds, $0.1 billion of investments in our credit hedge funds, and $1.7 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2011, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.5 million or ($5.5 million) (A)	$1.8 million	$15.4 million	$0.2 million or ($1.3 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$56.6 million	$12.0 million	$3.1 million	$10.0 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)       Private equity fund and credit PE fund management fees would be generally unchanged as, for the investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2011, $4.1 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2011 is the current reset date.

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

2007	$74.9
2008	$48.0
2009	$24.8
2010: Estimated	$75.6

2011 - 2015: Average Required	$58.6
2016 - 2021: Average Required	$80.9

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 5 to our financial statements in Part I, Item 1, “Financial Statements and Supplementary Data — Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, “Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, “Financial Statements and Supplementary Data — Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which will become effective for Fortress on January 1, 2012. Fortress does not expect this guidance to have a material direct impact on its financial position, results of operations or liquidity. Fortress has not yet completed its assessment of the potential impact of this guidance on the fair values reported by its funds.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

See Note 9 to Part I, Item 1 “Financial Statements — Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of June 30, 2011, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations were $1.0 billion as of both December 31, 2010 and June 30, 2011.

Our debt obligations payable decreased from $338.3 million as of December 31, 2010 to $324.9 million as of June 30, 2011, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of June 30, 2011, which we refer to as intrinsic clawback, was $97.5 million as compared to $93.6 million at December 31, 2010.

Our estimated liability under the tax receivable agreement decreased from $295.5 million at December 31, 2010 to $282.1 million at June 30, 2011, primarily as a result of payments made.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $101.9 million as of December 31, 2010 to $99.1 million as of June 30, 2011.

Our operating lease agreement obligations increased from $100.2 million at December 31, 2010 to $109.8 million at June 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2011 (in thousands):

Assets
Investments	$1,114,367

Liabilities
Debt obligations payable	$272,500

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2011, approximately 43% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•                              Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2011 would increase or decrease future incentive income by $157.3 million or ($95.0) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•                              Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on June 30, 2011 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2011 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$6.0	$ N/A	(E)	$63.7	$6.0	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	11.2	N/A	(G)	20.5	11.2	52.0		11.9
Credit
Hedge Funds	10.3	N/A	(G)	2.0	10.3	63.5		1.9
PE Funds	0.2	N/A	(E)	10.3	0.2	N/A	(E)	N/A
Total	$27.7	$—		$96.5	$27.7	$115.5		$13.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(7.0)	$ N/A	(E)	$(63.7)	$(7.0)	$ N/A	(E)(F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(11.2)	N/A	(G)	(20.5)	(11.2)	(0.5)		(11.9)
Credit
Hedge Funds	(10.3)	N/A	(G)	(2.0)	(10.3)	(49.2)		(1.9)
PE Funds	(1.3)	N/A	(E)	(10.3)	(1.3)	N/A	(E)(F)	N/A	(F)
Total	$(29.8)	$—		$(96.5)	$(29.8)	$(49.7)		$(13.8)

(A)                   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                   Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.5 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                   The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.1 million.

(D)                   Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $1.6 million. A 10% increase (decrease) in the market value of our investment in Eurocastle convertible debt would affect unrealized gains and losses by $0.1 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2011, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of June 30, 2011, we had a $1.8 million investment in Eurocastle and a $40.8 million investment in GAGFAH, net of foreign exchange forward contracts and option contracts, which are accounted for at fair value. We also had a $26.7 million investment in Karols Development Co. and $4.9 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2011, we estimate the gains and losses for the six months ended June 30, 2011 in relation to the value of the investments would increase by approximately $4.3 million or decrease by approximately $4.6 million. In addition, we held $28.9 million of foreign-denominated cash as of June 30, 2011.

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

The leverage ratio, fixed charge coverage ratio and minimum investment assets ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month.  Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance.  For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate; our fixed charge coverage ratio fluctuates depending upon various revenues and expenses relative to our outstanding funded indebtedness and cash on hand; and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and, in the case of AUM, our net capital raised or returned.  The investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition were adversely affected by the recession.  A material default by any portfolio company in which we have a material direct or indirect investment could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations, and the occurrence of a number of events that would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make the following amortization payments during the following periods: $11.3 million during the period from July 1, 2011 through December 31, 2011, $35.0 million in each of 2012, 2013 and 2014, $26.25 million during the first nine months of 2015, and the remaining balance at the maturity of the facilities in October 2015. Making these payments will require a significant amount of our available cash flow, which could otherwise be applied to other purposes such as making investments or paying dividends.

A failure by us to comply with the covenants or amortization requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.  In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets.  If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse affect on our business, results of operations and financial condition.  For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “—Debt Obligations,” and “—Covenants.”

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

Each of our principals has an employment agreement with us, which extends to January 1, 2017. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal’s employment without cause, the principal will not be subject to the non-competition provisions.

The principals have also entered into an agreement (as amended in August 2011) among themselves, which provides that, in the event a principal voluntarily terminates his employment with us for any reason prior to December 31, 2011, the principal may be required to forfeit a portion of his equity interests in Fortress to the other principals who continue to be employed by Fortress. However, this agreement may be further amended by the principals. We and our shareholders have no ability to enforce any provision of this agreement or to prevent the principals from amending the agreement or waiving any of its obligations.

There is no guarantee that our principals will not resign, join our competitors or form a competing company, or that the non-competition provisions in the employment agreements would be upheld by a court. If any of these events were to occur, our business, prospects, financial condition and results of operation could be materially adversely affected.

Several of our funds have “key person” provisions pursuant to which the failure of one or more of our senior employees (other than our principals) to be actively involved in the business provides investors with the right to redeem their investment or otherwise limits our rights to manage the funds. The loss of the services of any one of such senior employees could have a material adverse effect on certain of our funds to which such key person provisions relate and in some circumstances on us.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro funds. The loss of the co-chief investment officer of the Fortress Macro funds, Adam Levinson, also could result in withdrawal requests.  Substantial withdrawals would have a material adverse effect on the Fortress Macro funds and us by reducing our management fees from those funds. Further, such withdrawals could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of either Mr. Novogratz or Mr. Levinson, could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

The loss of Mr. Briger or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds’ financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds and us by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit private equity funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds’ co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit private equity business segments.

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

Certain of our existing funds have key person provisions relating to senior employees other than our principals, and the resignation or termination of any such senior employee could result in a material adverse effect on the applicable fund or funds and on us. In addition, the terms of certain of our existing funds may be amended over time to add additional key persons, and senior employees (including, but not limited to, our principals) may also be deemed as key persons for funds that are formed in the future. Any such events would potentially have a direct material adverse effect on our revenues and earnings (depending on the size of the particular fund to which a key person event relates), and would likely harm our ability to maintain or grow management fee paying assets under management in existing funds or raise additional funds in the future.

Our ability to retain our managing directors is critical to our success, and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our managing directors and the other members of our investment management team and to recruit additional qualified personnel. We refer to these key employees (other than our principals) collectively as our investment professionals. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses have public policies limiting the enforcement of restrictive covenants applicable to employees. In addition, these agreements will expire after a certain period of time following resignation or termination, at which point such persons would be free to compete against us and solicit investors in our funds, clients and employees.

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

Many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.  This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns.

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

Finally, we rely on third-party service providers for certain aspects of our business, including certain financial operations of our hedge funds. In particular, we rely heavily on the services of third-party administrators in our hedge fund businesses, on the general ledger software provider for a number of our funds, and on third parties to provide critical front- and back-office systems support to Logan Circle Partners. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle Partners, could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material  adverse effect on our business, results of operations and financial condition.

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

In addition, investors in any private equity fund or credit PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain debt covenants in our credit agreement. Our ability to realize incentive income from such funds, therefore, would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

In addition, management agreements of our funds that are registered investment companies under the Investment Company Act of 1940 would terminate if we were to experience a change of control without obtaining investor consent. Such a change of control could be deemed to occur in the event our principals exchange enough of their interests in the Fortress Operating Group into our Class A shares such that our principals no longer own a controlling interest in us. We cannot be certain that consents required for the assignment of our investment management agreements will be obtained if such a deemed change of control occurs. In addition, the boards of directors of certain hedge funds and our Castles have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or Castle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or Castles, which could have a material adverse effect on our results of operations.

Under the terms of our credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generated management and incentive fees during the previous twelve months — or which we expect to generate such fees within the next twelve months — in an aggregate amount of at least $25 million, such termination would constitute an event of default.  In addition, if any fund that has generated at least 10% of all management fees generated during the previous four fiscal quarters commenced a process to dissolve, liquidate or otherwise wind-up the fund outside the ordinary course of business, such commencement would also constitute an event of default under our credit agreement.  If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility and to require us to repay all outstanding term loans immediately (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

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

Certain of our consolidated subsidiaries have potentially unlimited liability for the obligations of various Fortress Funds under applicable partnership law principles, because they act as general partners of such funds.  In the event that any such fund were to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on our balance sheet in consolidation until the time such liability were legally resolved.

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

•                  increased disclosure of executive compensation and mandatory shareholder votes on executive compensation.

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

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

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

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely effect our business. Some of our private equity funds currently qualify as venture capital operating companies, or VCOC, and, therefore, are not subject to the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or that the characteristics of our funds may change. If these funds fail to qualify as VCOCs or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. Approximately one-third of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business.

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

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect holders of our publicly traded Class A shares. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction could harm our reputation, result in redemptions by our fund investors and impede our ability to raise additional capital or new funds.

New European Union legislation for fund managers could increase our costs and make it more difficult to operate and market our funds.

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. The Directive additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, and monitoring the use of leverage.  The final details of AIFMD were agreed in May 2011. However, implementing legislation at an EU and national level has not yet been issued and is unlikely to be made available for review before early 2012. It is anticipated that the applicable new laws will come into force by July 2013, but until the details of the implementing legislation are finalized we will not know what the impact will be on our business.  However, such laws could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility, restrict the size of EU-based funds and generally hamper our ability to grow our business in Europe.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds or in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure.  Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund our fund and portfolio company investors.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, hamper our ability to raise additional funds and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage — or be accused of engaging — in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

The alternative investment management business is intensely competitive.

The recession of the past few years increased the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry.  When trying to raise new capital, we will therefore be competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of new investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

•                  investment performance;

•                  investors’ liquidity and willingness to invest;

•                  investor perception of investment managers’ drive, focus and alignment of interest;

•                  changing, often attenuated decision making processes used by investors;

•                  our actual or perceived financial condition, liquidity and stability;

•                  the quality and mix of services provided to, and the duration of relationships with, investors;

•                  our business reputation; and

•                  the level of fees and expenses charged for services.

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

The due diligence process that we undertake in connection with investments by our investment funds or the public company may not reveal all relevant facts in connection with an investment.

Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. In addition, if investment opportunities are scarce or the process for selecting bidders is competitive, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, including, among other things, the existence of fraud or other illegal or improper behavior. Moreover, such an investigation will not necessarily result in the investment being successful.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  While management has certified that our internal controls over financial reporting were effective as of December 31, 2010, 2009 and 2008, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth places significant demands on our administrative, operational and financial resources.

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different businesses. For example, in April 2010 we acquired Logan Circle Partners, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

Our continued growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

•                  maintaining adequate accounting, financial, compliance, trading and other business controls,

•                  implementing new or updated information, financial and disclosure systems and procedures, and

•                  recruiting, training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

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

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited.  It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur.  If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity fund and credit PE fund investments are adjusted for accounting purposes to their net asset value at the end of each quarter, resulting in revenue (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund.  This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

With respect to our hedge funds, our incentive income is paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these private equity style funds, as of June 30, 2011, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts.  See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $60 million revolving credit facility and a $272.5 million term loan facility.  As of June 30, 2011, we had a $272.5 million term loan outstanding and nothing outstanding under our revolving credit facility ($4.9 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

Our credit facility loans are typically LIBOR-based floating-rate obligations, and the interest expense we incur will vary with changes in the applicable LIBOR reference rate. As a result, an increase in short-term interest rates will increase our interest costs and will reduce the spread between the returns on our investments and the cost of our borrowings. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity. We may, from time to time, hedge these interest rate related risks. There is no guarantee that any such hedges will be economically effective.

We have previously participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments.

Our private equity funds have previously participated in several large transactions. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than those of a smaller investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “—We have recently participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

The historical and potential future returns of the funds we manage are not directly linked to returns on our Class A shares. Therefore, readers should not conclude that positive performance of the funds we manage will necessarily result in positive returns on our Class A shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds and will therefore have a negative effect on our performance and the returns on our Class A shares.

Moreover, with respect to the historical performance of our funds:

•                  the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•                  the performance of a number of our funds that is calculated on the basis of net asset value of the funds’ investments reflects unrealized gains that may never be realized;

•                  our funds’ returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•                  several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when a Fortress fund reduces its investment in them.

Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on the size of our funds; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Losses in our funds result in a decrease in the size of our funds, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constrains due to operational or market forces.

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2011, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $85.6 million, of which $11.9 million has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $29.7 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests, including from affiliates, for a total of $0.7 billion during the period ended June 30, 2011 and $1.2 billion and $2.3 billion during the years ended December 31, 2010 and 2009, respectively, and our credit hedge funds received return of capital requests, including from affiliates, for zero during the period ended June 30, 2011 and for $0.9 billion and $1.4 billion during the years ended December 31, 2010 and 2009, respectively. We do not yet know what the amount will be of any redemption requests in 2011 for our flagship credit hedge fund because the date on which such requests may be made has not yet passed.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2011, the cumulative clawback obligation to investors in these funds would be approximately $64.2 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

We may be unable — as a result of poor fund performance or other issues — to raise enough new capital and new funds to seize investment opportunities in the future.  If our competitors are more successful than we are in raising new fund capital and seizing investment opportunities, we may face challenges in competing for future investor capital and investment opportunities.

Difficult market conditions can adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and adversely affect our results of operations.

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

•                       material reductions in the value of our private equity fund investments in portfolio companies, which would reduce our ability to realize incentive income from these investments;

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009.  Our liquid hedge funds received redemption requests, including affiliates, for a total of $0.7 billion during the period ended June 30, 2011 and $1.2 billion and $2.3 billion during the years ended December 31, 2010 and 2009, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including from affiliates, for those credit hedge funds were zero for the period ended June 30, 2011 and $0.9 billion and $1.4 billion for the years ended December 31, 2010 and 2009, respectively. We do not yet know what the amount will be of any redemption requests in 2011 for our flagship credit hedge fund because the date on which such requests may be made has not yet passed.

In addition, the investors in our private equity, credit PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material negative effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

A decline in AUM could result in one or more defaults under our fund agreements, which could negatively impact our business.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and, to a lesser extent, credit funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and credit funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and they are subject to significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds, including a number of funds targeted specifically toward residential mortgage backed securities and similar investments, have significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States.  As a result, the results of a number of our funds have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on our operating results.

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

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. For example, one of our funds’ portfolio companies, in which we have a direct investment, a German residential housing company called GAGFAH, is facing an arbitration claim from the city of Dresden for a material amount of damages based on the city’s interpretation of the acquisition agreement under which GAGFAH purchased certain properties from the city, and a materially adverse decision in that case could have a material adverse effect on the several Fortress funds that have an investment in GAGFAH. Restrictions imposed or actions taken by foreign governments could also include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or even the capital invested. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

Investments by our funds will frequently rank junior to investments made by others in the same company.

In most cases, the companies in which our investment funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our fund’s investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our fund’s investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

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

•                              Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds.  The execution of a particular fund’s strategy — for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements — may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have recently been subjected to intermittent protests by groups affiliated with an animal rights movement related to a historical investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

•                              The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

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

While being engaged as investment manager of third-party funds or accounts potentially enables us to grow our business, it also entails a number of risks that could harm our reputation, results of operations and financial condition.  For example, we may choose not to, or be unable to, conduct significant due diligence of the fund and its investments, and any diligence we undertake may not reveal all relevant facts that may be necessary or helpful in evaluating such engagement. We may be unable to complete such transactions, which could harm our reputation and subject us to costly litigation.  We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity.  For example, we have been named as a defendant in various lawsuits relating to the Zwirn portfolio, and as part of our role as manager, we may incur time and expense in defending these and any similar future litigation.  In addition to defending against litigation, being engaged as investment manager may require us to invest significant capital and other resources for various other reasons, which could detract from our existing funds or our ability to capitalize on future opportunities.  In addition, being engaged as investment manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems.  If we include the financial performance of funds for which we have been engaged as the investment manager in our public filings, we are subject to the risk that, particularly during the period immediately after the engagement, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

We are subject to risks in using prime brokers and custodians.

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions.  In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker’s and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds’ cash held with a prime broker or custodian will not be segregated from the prime broker’s or custodian’s own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited.

Some of our funds had prime brokerage accounts with Lehman Brothers at the time it declared insolvency.  These funds are currently working to obtain any assets or funds that are owed by Lehman Brothers to the fund.  However, due to the sudden nature of Lehman’s insolvency, the complexity and ambiguity of both the contractual arrangements and applicable regulations, this process will take time, may be expensive and may result in one or more funds receiving only a portion of the amounts owed (or potentially receiving nothing at all).  Moreover, the suddenness of Lehman’s failure and resulting lack of complete information about the status of certain trades made by our funds created uncertainty as to whether certain trades were appropriately hedged.  As our funds made investment decisions based on the information that was available then, investment decisions may have resulted in certain positions being imperfectly hedged or otherwise hedged in a manner that is inconsistent with the fund’s general investment guidelines.

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

•                       ten percent share issuance: any issuance by us, in any transaction or series of related transactions, of equity or equity-related securities that would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly owned subsidiaries, or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders agreement;

•                       investment of $250 million or more: any equity or debt commitment or investment or series of related equity or debt commitments or investments in an entity or related group of entities in an amount equal to or greater than $250 million;

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

•                       any appointment of a chief executive officer or co-chief executive officer; or

•                       the termination without cause of the employment of a principal with us or any of our material subsidiaries.

Furthermore, the principals have certain consent rights with respect to structural changes involving our company.

Because our principals primarily hold their economic interest in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals’ tax considerations even where no similar benefit would accrue to us.  Moreover, any distribution by the Fortress Operating Group to us to satisfy our tax obligations, or to make payments to our principals under the tax receivable agreement will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of FOG units. As a result of the foregoing, amounts may be distributed to the holders of the FOG units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

Our ability to pay regular dividends may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is significantly restricted by, and is also subject to not defaulting on, our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we expect to cause the Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders.  However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our

Class A shareholders from the third quarter of 2008 through the current quarter. Our board has announced its intention to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund.  If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ‘‘clawback’’ obligation, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and credit PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to pay dividends is restricted by the amortization requirements and the requirement that beginning in 2010, under certain circumstances, we use 50% of our free cash flow (as defined in the agreement) to make amortization payments. Under our credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement that are due in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

We do not believe that we are an “investment company” under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly owned subsidiary of ours, our interests in those subsidiaries could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•                       variations in our quarterly operating results or dividends, or a reversal of our decision to resume quarterly dividends (beginning with the fourth quarter of 2011);

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

•                       additions or departures of our principals and other key management personnel or lack of certainty about the principals’ employment agreements, whose term ends in January 2017;

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2011, we had 489,726,983 outstanding Class A shares on a fully diluted basis, including 26,654,632 resulting from vested equity compensation, 40,701,797 restricted Class A share units granted to employees and affiliates (net of forfeitures), 570,293 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,103,232 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2011 and 2010, respectively, and became eligible for resale by the holders, with a similar amount vesting on each of the two succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2011 and 2010, respectively, the number of shares reserved for issuance pursuant to this calculation increased by 13,161,401 and 4,868,553 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Our principals directly own an aggregate of 300,273,852 Fortress Operating Group units and also own an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Principals Agreement and the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Our operating agreement provides that, to the fullest extent permitted by applicable law, our directors or officers will not be liable to us. However, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director or officer derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders as compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

We have elected to become a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including requirements that:

•                       a majority of our board of directors consist of independent directors;

•                       we have a nominating/corporate governance committee that is composed entirely of independent directors; and

•                       we have a compensation committee that is composed entirely of independent directors.

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

Our subsidiary, FIG Corp., is subject to corporate income taxation in the United States, and we may be subject to additional taxation in the future.

A significant portion of our investments and activities may be made or conducted through FIG Corp. Dividends paid by FIG Corp. from time to time will, as is usual in the case of a U.S. corporation, then be included in our income. Income received as a result of investments made or activities conducted through our subsidiary FIG Asset Co. LLC, (but excluding through its taxable corporate affiliates) is not subject to corporate income taxation in our structure, but we cannot provide any assurance that it will not become subject to additional taxation in the future, which would negatively impact our results of operations.

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

Tax gain or loss on disposition of our Class A shares could be more or less than expected.

Upon a sale of Class A shares the shareholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those shares. Prior distributions to such shareholder in excess of the total net taxable income allocated to such shareholder, which decreased the tax basis in its Class A shares, will increase the gain recognized upon a sale when the Class A shares are sold at a price greater than such shareholder’s tax basis in those shares, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be ordinary income to such shareholder.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis, so a holder of our Class A shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis. If no Section 754 election is made, there will generally be no adjustment to the basis of our assets in connection with our initial public offering, or upon a subsequent transferee’s acquisition of Class A shares from a prior holder of such shares, even if the purchase price for those shares is greater than the portion of the aggregate tax basis of our assets attributable to those shares immediately prior to the acquisition. Consequently, upon our sale of an asset, gain allocable to a holder of Class A shares could include built-in gain in the asset existing at the time such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest, dividends, capital gains and other types of qualifying income, including dividends from FIG Corp. and interest on indebtedness from FIG Corp. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of the Class A shares, and holders of the Class A shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Dividends to holders of the Class A shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for holders of the Class A shares and thus could result in a substantial reduction in the value of the Class A shares.

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

Our organizational documents and agreements permit the board of directors to modify our operating agreement from time to time, without the consent of the holders of our Class A shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Class A shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders’ beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Class A shares.

We cannot match transferors and transferees of our Class A shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A shares.

Because we cannot match transferors and transferees of our Class A shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of our Class A shares and could have a negative impact on the value of our Class A shares or result in audits of and adjustments to our shareholders’ tax returns.

The sale or exchange of 50% or more of our capital and profit interests will result in the termination of our partnership for U.S. federal income tax purposes. We will be considered to have been terminated for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all shareholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

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

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities or enter into acquisitions, borrowings, financings or arrangements that we may not have otherwise entered into.

In order for us to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must meet the qualifying income exception discussed above on a continuing basis, and we must not be required to register as an investment company under the Investment Company Act of 1940. In order to effect such treatment we (or our subsidiaries) may be required to invest through foreign or domestic corporations, forego attractive business or investment opportunities or enter into borrowings or financings we may not have otherwise entered into. This may adversely affect our ability to operate solely to maximize our cash flow. Our structure also may impede our ability to engage in certain corporate acquisitive transactions because we generally intend to hold all of our assets through the Fortress Operating Group. In addition, we may be unable to participate in certain corporate reorganization transactions that would be tax-free to our holders if we were a corporation. To the extent we hold assets other than through the Fortress Operating Group, we will make appropriate adjustments to the Fortress Operating Group agreements so that distributions to principals and us would be the same as if such assets were held at that level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

Dividend Policy

Our board of directors has approved a revised dividend policy under which it will reinstate a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 will be $0.05 per share.

Under the revised dividend policy, we intend to make quarterly dividends to Class A shareholders based upon our annual distributable earnings.  Any dividend declared by us will be subject to the need to: maintain prudent working capital reserves to provide for the conduct of our business, make investments in our businesses and funds, and comply with applicable law and our debt agreement covenants and other obligations.

Since annual distributable earnings are not finalized until the end of a given year, we intend to base the first three quarterly dividends for any given year upon management fee revenues net of related expenses, subject to the reserves discussed above. We intend to base the final quarterly dividend for each year upon this amount plus an adjustment based on full-year incentive income. As a result, the final quarterly dividend for any given year, other than the fourth quarter of 2011, is generally expected to exceed the dividend amount for each of the first three quarters of such year.

Actual dividends paid to Class A shareholders will depend upon the board’s assessment of a number of factors, including general economic and business conditions, strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that the board of directors may deem relevant.

Dividend declarations will, in the future, be announced concurrently with earnings releases. The payment of any dividends is made in the sole discretion of the board of directors, which may decide to change our dividend policy at any time.

Principals’ Employment Agreements

In August 2011, our principals agreed to extend their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their current employment agreements. Under a new compensation plan adopted by us, the principals will receive payments (“Principal Performance Payments”) based on the performance of the existing AUM of our flagship hedge funds and on their success in raising and investing new funds in all businesses in 2012 and beyond. The Principal Performance Payments will be comprised of a mix of cash and equity, with the equity component becoming larger as performance, and the size of the payments, increases.

Specifically, the new compensation plan calls for payments of 20% of the incentive income earned from existing flagship hedge fund AUM and between 10% and 20% of the fund management distributable earnings of new AUM in all businesses. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the principals’ respective businesses, will be made in cash, and payments in excess of this threshold will be made in restricted share units that will vest over three years.

The principals’ new employment agreements contain customary post-employment non-competition and non-solicitation covenants. In order to ensure the principals’ compliance with such covenants, 50% of the after-tax cash portion of any Principal Performance Payments will be subject to mandatory investment in Fortress-managed funds, and such invested amounts will serve as collateral against any breach of those covenants.

The principals are currently party to an agreement (“the Principals Agreement”) under which they are obligated to forfeit a percentage of their Fortress equity in the event that they voluntarily resign from Fortress prior to the fifth anniversary of our IPO (i.e., February 8, 2012). In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, the principals have agreed to amend the expiration date of the Principals Agreement to December 31, 2011.

NYSE-Required Disclosure

Section 303A.07(a) of the NYSE Listed Company Manual requires that (1) if an audit committee member simultaneously serves on the audit committees of more than three public companies, then a company’s board must determine that such simultaneous service would not impair the ability of such member to effectively serve on the audit committee of such company, and (2) the company disclose such determination either on or through its website or in its annual proxy statement or annual report, as applicable. If this disclosure is made on or through the company’s website, then the company must disclose that fact in its annual proxy statement or annual report, as applicable, and provide the website address.

After the chair of our Audit Committee, Mr. Douglas L. Jacobs, became a member of the audit committees of more than three public companies, our Board of Directors met on February 28, 2011 and unanimously determined, in accordance with Section 303A.07(a), that Mr. Jacobs’s simultaneous service on such audit committees does not impair his ability to serve on our Audit Committee.  Since we did not disclose the Board’s determination in our 2011 Proxy Statement, filed with the Securities and Exchange Commission on April 14, 2011, we disclosed the Board’s determination on our website on May 26, 2011, and we are disclosing the Board’s determination in this report to satisfy the disclosure requirement of Section 303A.07(a).

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

10.3                                                              Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.12).

10.4                                                              Certificate of Incorporation of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.13).

10.5                                                              By-Laws of FIG Corp. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.14).

10.6                                                              Certificate of Formation of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.15).

10.7                                                              Operating Agreement of FIG Asset Co. LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.16).

10.8                                                              Amended and Restated Limited Partnership Agreement of Fortress Operating Entity I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.17).

10.9                                                              Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.10                                                        Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.11                                                        Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.12                                                        Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.13                                                        Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.14                                                        Employment, Non-Competition and Non-Solicitation Agreement, dated July 19, 2009, by and between Daniel H. Mudd and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2009).

10.15                                                        Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.16                                                        Credit Agreement, dated as of October 7, 2010, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Wells Fargo Bank, National Association, individually and as administrative agent and letter of credit issuer, Bank of America, N.A., individually and as syndication agent, Citigroup Global Markets Inc. and Barclays Bank PLC, as co-documentation agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2010 (File No. 001-33294), Exhibit 10.1).

10.17                                                        Principal Compensation Plan, effective as of January 1, 2012.

10.18                                                        Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011.

10.19                                                        Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011.

10.20                                                        Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011.

10.21                                                        Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011.

10.22                                                        Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011.

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

101.INS**                            XBRL Instance Document.

101.SCH**                        XBRL Taxonomy Extension Schema Document.

101.CAL**                       XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**                         XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**                       XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**                          XBRL Taxonomy Extension Presentation Linkbase Document.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

August 4, 2011

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 4, 2011

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

August 4, 2011