Form 10-Q
period 2011-09-30
Fortress Investment Group LLC
filed 2011-11-03
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File Number: 001-33294

Fortress Investment Group LLC

 (Exact name of registrant as specified in its charter)

Delaware	20-5837959
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

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

Class A Shares: 189,706,571 outstanding as of November 3, 2011.

Class B Shares: 305,857,751 outstanding as of November 3, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$313,738	$210,632
Due from affiliates	215,823	303,043
Investments	1,061,460	1,012,883
Deferred tax asset	421,510	415,990
Other assets	96,776	134,147
	$2,109,307	$2,076,695

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$183,305	$260,790
Due to affiliates	329,927	342,397
Deferred incentive income	260,673	198,363
Debt obligations payable	270,000	277,500
Other liabilities	97,620	68,230
	1,141,525	1,147,280

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 189,706,571 and 169,536,968 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 305,857,751 and 300,273,852 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Paid-in capital	1,837,651	1,465,358
Retained earnings (accumulated deficit)	(1,392,631)	(1,052,605)
Accumulated other comprehensive income (loss)	(581)	(1,289)
Total Fortress shareholders’ equity	444,439	411,464
Principals’ and others’ interests in equity of consolidated subsidiaries	523,343	517,951
Total equity	967,782	929,415
	$2,109,307	$2,076,695

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Management fees: affiliates	$118,353	$107,752	$353,269	$327,182
Management fees: non-affiliates	18,865	8,628	47,641	17,513
Incentive income: affiliates	14,754	7,487	44,361	53,892
Incentive income: non-affiliates	266	371	1,251	5,759
Expense reimbursements from affiliates	42,350	36,745	130,337	100,606
Other revenues (affiliate portion disclosed in Note 6)	1,071	1,242	5,433	8,791
	195,659	162,225	582,292	513,743
Expenses
Interest expense	4,583	3,549	13,883	11,043
Compensation and benefits	158,426	184,107	535,259	523,029
Principals agreement compensation	279,623	239,975	751,749	712,101
General, administrative and other	34,165	26,620	109,545	71,970
Depreciation and amortization (including impairment - Note 2)	23,767	3,361	30,114	9,337
	500,564	457,612	1,440,550	1,327,480
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(15,229)	2,025	(26,751)	(10,360)
Tax receivable agreement liability adjustment	—	—	(116)	1,317
Earnings (losses) from equity method investees	(64,483)	16,941	26,417	42,972
	(79,712)	18,966	(450)	33,929
Income (Loss) Before Income Taxes	(384,617)	(276,421)	(858,708)	(779,808)
Income tax benefit (expense)	2,712	4,545	(24,493)	(4,641)
Net Income (Loss)	$(381,905)	$(271,876)	$(883,201)	$(784,449)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(239,847)	$(177,221)	$(543,175)	$(513,259)
Net Income (Loss) Attributable to Class A Shareholders	$(142,058)	$(94,655)	$(340,026)	$(271,190)
Dividends declared per Class A share	$—	$—	$—	$—

Earnings Per Class A share

Net income (loss) per Class A share, basic	$(0.76)	$(0.57)	$(1.85)	$(1.70)
Net income (loss) per Class A share, diluted	$(0.83)	$(0.62)	$(1.88)	$(1.75)
Weighted average number of Class A shares outstanding, basic	190,006,987	168,907,106	185,373,605	163,920,012
Weighted average number of Class A shares outstanding, diluted	495,864,738	469,180,958	492,396,969	466,666,392

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	71,902	71,902
Distributions to principals’ and others’ interests in equity	—	—	(397)	—	—	(397)	(92,973)	(93,370)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,093	—	—	9,093	—	9,093
Director restricted share grant	143,624	—	398	—	—	398	681	1,079
Capital increase related to equity-based compensation, net	15,276,545	10,333,333	346,095	—	—	346,095	584,455	930,550
Dilution impact of Class A share issuance	—	—	13,226	—	(89)	13,137	(13,137)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(340,026)	—	(340,026)	(543,175)	(883,201)
Foreign currency translation	—	—	—	—	465	465	452	917
Comprehensive income (loss) from equity method investees	—	—	—	—	365	365	1,032	1,397
Total comprehensive income (loss)								(880,887)
Equity - September 30, 2011	189,706,571	305,857,751	$1,837,651	$(1,392,631)	$(581)	$444,439	$523,343	$967,782

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(883,201)	$(784,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	30,114	9,337
Other amortization and accretion	1,119	2,423
(Earnings) losses from equity method investees	(26,417)	(42,972)
Distributions of earnings from equity method investees	19,775	5,630
(Gains) losses	26,751	10,360
Deferred incentive income	(40,146)	(53,493)
Deferred tax (benefit) expense	2,924	391
Options received from affiliates	(12,615)	—
Tax receivable agreement liability adjustment	116	(1,317)
Equity-based compensation, including Principals’ Agreement	930,869	881,200
Allowance for doubtful accounts	5,037	(2,303)
Other	—	(46)
Cash flows due to changes in
Due from affiliates	(55,539)	(85,937)
Other assets	20,780	(5,076)
Accrued compensation and benefits	(19,835)	111,229
Due to affiliates	(9,601)	(9,009)
Deferred incentive income	99,239	146,281
Other liabilities	31,852	36,200
Net cash provided by (used in) operating activities	121,222	218,449
Cash Flows From Investing Activities
Contributions to equity method investees	(69,923)	(48,857)
Distributions of capital from equity method investees	179,258	45,955
Purchase of fixed assets	(13,350)	(1,574)
Acquisitions, net of cash received	—	(13,474)
Net cash provided by (used in) investing activities	95,985	(17,950)
Cash Flows From Financing Activities
Repayments of debt obligations	(7,500)	(41,925)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	13,074	653
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(119,675)	(122,602)
Net cash provided by (used in) financing activities	(114,101)	(163,874)
Net Increase (Decrease) in Cash and Cash Equivalents	103,106	36,625
Cash and Cash Equivalents, Beginning of Period	210,632	197,099
Cash and Cash Equivalents, End of Period	$313,738	$233,724
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$12,049	$9,228
Cash paid during the period for income taxes	$7,793	$7,833
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$58,865	$70,124
Investments of receivable amounts into Fortress Funds	$143,800	$8,127
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$2,805	$11,821
Distributions declared but not yet paid on other non-controlling interests	$—	$4,898
Contingent consideration in purchase of Logan Circle Partners L.P.	$—	$4,000

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Selected Financial Statement Captions	Note Reference	Explanation

Debt Obligations Payable	4	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	6	The GAAP basis of the Principals’ and one senior employee’s ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Principals Agreement Compensation	7

As a result of the principals agreement, the January 2007 value of a significant portion of the Principals’ equity in Fortress is being recorded as an expense over an approximate five year period. Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders.

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

SEPTEMBER 30, 2011

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

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated and combined financial statements for the year ended December 31, 2010 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011, as amended in Fortress’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011.  Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Private Equity
Private Equity Funds
Management fees - affil.	$30,333	$36,341	$101,443	$103,313
Incentive income - affil.	4,440	5,436	7,906	32,862

Castles
Management fees - affil.	12,277	11,425	36,312	34,279
Management fees, options - affil.	5,594	—	12,615	—
Management fees - non-affil.	1,668	579	3,606	1,953
Incentive income - affil.	—	—	—	—

Liquid Hedge Funds
Management fees - affil.	23,715	21,615	70,262	66,602
Management fees - non-affil.	4,223	2,879	13,598	5,883
Incentive income - affil.	239	671	2,299	399
Incentive income - non-affil.	—	371	985	371

Credit Funds
Credit Hedge Funds
Management fees - affil.	26,914	27,514	80,548	90,817
Management fees - non-affil.	8,004	262	15,573	1,074
Incentive income - affil.	34	—	2,182	—
Incentive income - non-affil.	—	—	—	5,388

Credit PE Funds
Management fees - affil.	19,520	10,857	52,089	32,171
Management fees - non-affil.	30	—	97	—
Incentive income - affil.	10,041	1,380	31,974	20,631
Incentive income - non-affil.	266	—	266	—

Other (A)
Management fees - non-affil.	4,940	4,908	14,767	8,603

Total
Management fees - affil.	$118,353	$107,752	$353,269	$327,182
Management fees - non-affil.	$18,865	$8,628	$47,641	$17,513
Incentive income - affil. (B)	$14,754	$7,487	$44,361	$53,892
Incentive income - non-affil.	$266	$371	$1,251	$5,759

(A) Related to Logan Circle.

(B) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2011 and 2010. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $46.1 million and $69.4 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2011 and 2010, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2011 and 2010, Fortress recognized $32.0 million and $20.6 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	119,026
Distribution of incentive income	102,456	N/A	102,456	(102,456)
Recognition of previously deferred incentive income	N/A	(40,146)	(40,146)	N/A
Deferred incentive income as of September 30, 2011	$805,165	$(544,492)	$260,673	$216,636

(A)     All related contingencies have been resolved.

(B)       Reflected on the balance sheet.

(C)       At September 30, 2011, the net undistributed incentive income is comprised of $317.0 million of gross undistributed incentive income, net of $100.4 million of intrinsic clawback (see next page). The net undistributed incentive income amount represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2011 at their net asset values.

(D)      From inception to September 30, 2011, Fortress has paid $331.7 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $317.0 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $121.2 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of September 30, 2011:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(801,926)	$16,950	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,027,871	(2,775,545)	94,595	1,842,269	—	N/A	17,837	329,042	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	86,502	1,372,294	—	N/A	—	287,024	43,184	17,003	10,886
Fund III (2004)	Jan-15	2,762,993	(1,317,108)	1,448,826	2,941	1,143,459	1,140,518	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(115,936)	153,399	(4,313)	146,571	150,884	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(126,308)	2,866,036	(647,217)	1,435,615	2,082,832	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	575,014	(175,031)	309,766	484,797	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(7,102)	3,459,467	(637,145)	1,070,597	1,707,742	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(129)	541,923	(448,425)	295,095	743,520	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	311,018	(403,598)	550,296	953,894	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	111,314	(199,980)	157,084	357,064	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(53,926)	(778,446)	325,914	1,104,360	—	—	—	—	—
FHIF (2006)	Jan-17	1,508,484	(63,169)	1,999,959	554,644	595,558	40,914	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(146)	841,560	(141,073)	367,625	508,698	—	—	—	—	—
								$17,837	$845,405	$126,534	$100,353	$66,035
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	12,600	—	10,471	(2,129)	213	2,342	$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(46,931)	$273,668	$53,274	$85,929	$32,655	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	271,554	(100,966)	215,525	44,937	69,430	24,493	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	340,740	(132,619)	290,849	82,728	—	N/A	12,353	2,998	—	—	—
LDVF Patent Fund (2007)	Nov-27	38,591	(9,459)	51,612	22,480	—	N/A	1,571	461	—	—	—
Real Assets Fund (2007)	Jun-17	358,460	(215,819)	220,225	77,584	—	N/A	9,741	2,360	—	—	—
								$23,665	$6,231	$—	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund (2008)	Oct-20	$4,855,787	$(4,751,916)	$1,662,288	$1,558,417	$—	$ N/A	$97,509	$208,487	$102,854	$—	$—
Credit Opportunities Fund II (2009)	Jul-22	1,532,549	(514,333)	1,242,016	223,800	—	N/A	37,733	6,089	278	—	—
Credit Opportunities Fund III (2011)	Mar-24	63,090	—	62,192	(898)	—	898	—	—	—	—	—
FTS SIP L.P. (2008)	Oct-18	1,173,389	(982,360)	514,922	323,893	—	N/A	17,430	47,213	29,709	—	—
SIP Managed Account (2010)	Sep-20	11,000	(12,065)	7,336	8,401	—	N/A	1,834	266	—	—	—
FCO MA LSS (2010)	Jun-24	151,157	(26,224)	131,340	6,407	—	N/A	338	—	—	—	—
FCO MA II (2010)	Jun-22	345,628	(80,804)	311,589	46,765	—	N/A	7,499	1,376	—	—	—
FCO MA Maple Leaf (2010)	Oct-20	192,152	(11,364)	176,402	(4,386)	7,198	11,584	—	—	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	1	21,845	—	N/A	—	2,180	1,298	—	—
Japan Opportunity Fund (2009)	Jun-19	1,086,540	(491,760)	795,269	200,489	—	N/A	30,113	8,674	—	—	—
Net Lease Fund I (2010)	Feb-20	83,038	(6,545)	85,696	9,203	—	N/A	1,195	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	127,317	(14)	119,821	(7,482)	3,097	10,579	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	285,441	(94,254)	168,367	(22,820)	14,937	37,757	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	23,394	(7,696)	13,778	(1,920)	1,224	3,144	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	15,238	—	14,712	(526)	—	526	—	—	—	—	—
								$193,651	$274,285	$134,139	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$2,266,722	$174,041	0.4%	$65	$720
Sidepocket investments (R)	49,798	31,765	N/A	780	—
Sidepocket investments - redeemers (S)	254,909	154,256	N/A	3,982	—
Managed accounts	559,874	40,313	0.0%	—	8

Asia Macro Funds (T)
Main fund investments	188,434	8,737	0.0%	—	—

Fortress Commodities Funds
Main fund investments	874,614	6,206	59.1%	1,241	1,265
Managed accounts	150,000	2,505	0.0%	—	889

Fortress Partners Funds (T)
Main fund investments	149,372	53,107	0.1%	—	—
Sidepocket investments (R)	97,274	27,632	N/A	267	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$3,021,516	$330	97.9%	$42,881	$35
Sidepocket investments (R)	128,962	7,945	N/A	4,344	—
Sidepocket investments - redeemers (S)	214,543	80,769	N/A	1,175	—
Main fund investments (liquidating) (U)	1,481,502	163,451	88.9%	34,306	1,847
Managed accounts	28,823	20,342	0.0%	—	—

Worden Funds
Main fund investments	210,729	570	92.4%	1,981	—

Value Recovery Funds (V)
Managed accounts	77,556	5,606	68.0%	273	—

(A)      Vintage represents the year in which the fund was formed.

(B)        Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)        Includes an increase to the NAV surplus related to the U.S. income tax expense of certain investment entities which is considered a distribution for the purposes of computing incentive income.

(D)       A NAV deficit represents the gain needed to cross the incentive income threshold (as described in (E) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (D) below). As of period end, there is an aggregate NAV surplus within both the private equity funds and credit PE funds.

(E)         Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (C) above is already achieved.

(F)         Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (I) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (H) below).

(G)        Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV.

(H)       Represents the amount of incentive income previously received from the fund since inception.

(I)            Represents the amount of incentive income previously received from the fund which is still subject to contingencies and is therefore recorded on the consolidated balance sheet as Deferred Incentive Income. This amount will either be recorded as revenue when all related contingencies are resolved, or, if the fund does not meet certain performance thresholds, will be returned by Fortress to the fund (i.e., “clawed back”).

(J)           Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2011, Fortress held $44.6 million of such amounts on behalf of employees related to all of the private equity funds.

(K)       Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

(L)         Represents the portion of a fund’s NAV or trading level that is eligible to earn incentive income.

(M)    Represents, for those fund investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income from such investors (their “incentive income threshold” or “high water mark”), the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value.

(N)       Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote Q below.

(O)       Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned.

(P)         Represents the amount of incentive income Fortress has earned in the current period from the fund which is no longer subject to contingencies.

(Q)       Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at September 30, 2011, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(R)        Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2011, the undistributed incentive income from the Macro main fund would not be impacted.

(S)         Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).

(T)        Includes onshore and offshore funds.

(U)       Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(V)        Excludes the Value Recovery Funds which had a NAV of $664.7 million at September 30, 2011. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the nine months ended September 30, 2011, the capital commitment period of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds generate lower management fees.

During the nine months ended September 30, 2011, Fortress formed new private equity funds or credit PE funds which had capital commitments as follows as of September 30, 2011:

Fortress	$9,000
Fortress’s affiliates	11,500
Third party investors	365,700
Total capital commitments	$386,200

Liquid Hedge Funds and Credit Hedge Funds

During the nine months ended September 30, 2011, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2011:

Liquid
Fortress	$19,520
Fortress’s affiliates	9,760
Third party investors	188,434
Total NAV (A)	$217,714

(A)      Or other fee paying basis, as applicable.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Redemption notices received, and redemption payments which are made in periods after notices are received, including affiliates, have been as follows:

	Liquid Hedge Funds			Credit Hedge Funds
Nine Months Ended September 30,	Redemption Notices Received		Redemptions Paid During the Period	Redemption Notices Received		Redemptions Paid During the Period
2011	$1,256,317	(A)	$930,888	$613,055	(B)	$752,023
2010	$975,144		$1,540,777	$507,205	(B)	$964,783

(A)      Consists of $416.7 million related to funds subject to annual redemption and $839.6 million subject to monthly or quarterly redemption, of which an aggregate of $454.2 million was paid as of September 30, 2011.

(B)        In October 2011 and 2010, Fortress’s credit hedge funds received $190.9 million and $198.3 million of additional redemption requests, respectively.

The differences between notices received and redemptions paid are a result of timing (such as notices received prior to quarter end, paid afterwards), performance between the notice date and the payment date, and the contractual agreements regarding redemptions, which, in some cases, including all of the credit hedge funds, allow for delayed payment.

Traditional Asset Management

Logan Circle Partners, L.P. (“Logan Circle”) is a fixed income asset manager with approximately $12.9 billion in assets under management as of September 30, 2011, which Fortress acquired in April 2010. Logan Circle is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

Part of the acquisition price was paid with contingent consideration, which is contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration is payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4.0 million at closing (the actual payment will either be zero or between $5.3 million and $28.0 million). The contingent consideration is measured at fair value (currently zero) with changes in fair value being recorded as a gain (loss). This fair value is measured based on the expected performance of Logan Circle in 2011 and a discount rate, and therefore is considered a Level 3 valuation (Note 3).

The assets acquired primarily included goodwill and other intangible assets, which have been recorded in Other Assets. The intangible assets are being amortized over their estimated useful lives, which range from 1 to 8 years. Fortress tests the Logan Circle goodwill and other intangible assets for impairment annually in the fourth quarter of each calendar year, or whenever events or circumstances indicate that it is more likely than not that Logan Circle’s fair value has declined below its carrying value. Logan Circle’s fair value is estimated based on the following key assumptions (and therefore is considered a Level 3 valuation): expected retention rate of existing investors, growth expectations, estimated future fee rates, estimated operating margin, and market discount rates. These assumptions are determined primarily based on Logan Circle’s past experience, Logan Circle’s historical and recent investment performance, Logan Circle’s business plans, current industry trends, and general economic expectations. These assumptions, particularly those relating to investor retention and growth expectations, as well as discount rates, are highly subjective and are subject to significant uncertainty with respect to future events. In the third quarter of 2011, Fortress determined that Logan Circle had not met certain growth targets in its business plan and therefore performed an intangible asset impairment test. As a result of this test, $20.1 million of goodwill and other intangible assets was written off through Depreciation and Amortization.

During the nine months ended September 30, 2011, Logan Circle generated approximately $14.8 million of revenues (primarily management fees from non-affiliates) and $(14.0) million of net (loss). This net (loss) does not include the change in fair value of the contingent consideration or the write-off of goodwill and other intangible assets, but does include approximately $4.2 million of allocated corporate overhead. In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” — see Note 7).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2011	December 31, 2010
Equity method investees	$1,013,601	$949,410
Equity method investees, held at fair value	39,382	60,324
Total equity method investments	1,052,983	1,009,734
Options in equity method investees	8,477	3,149
Total investments	$1,061,460	$1,012,883

Gains (losses) from investments can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net realized gains (losses)	$(478)	$(637)	$(3,597)	$(292)
Net realized gains (losses) from affiliate investments	(221)	581	(518)	(601)
Net unrealized gains (losses)	1,495	(3,116)	2,873	(3,753)
Net unrealized gains (losses) from affiliate investments	(16,025)	5,197	(25,509)	(5,714)
Total gains (losses)	$(15,229)	$2,025	$(26,751)	$(10,360)

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

			Fortress’s Equity in Net Income (Loss)
	Fortress’s Investment		Three Months		Nine Months
	September 30,	December 31,	Ended September 30,		Ended September 30,
	2011	2010	2011	2010	2011	2010
Private equity funds, excluding NIH (A)	$651,844	$611,794	$(57,160)	$4,326	$12,358	$21,012
NIH	1,460	1,664	43	388	(57)	207
Newcastle (B)	4,175	6,872	N/A	N/A	N/A	N/A
Eurocastle (B)	81	2,184	N/A	N/A	N/A	N/A
Total private equity	657,560	622,514	(57,117)	4,714	12,301	21,219
Liquid hedge funds	203,409	197,792	(4,964)	6,159	3,747	12,500
Credit hedge funds	53,763	57,661	101	3,689	5,132	8,724
Credit PE funds	130,988	125,265	(2,133)	2,399	5,087	(1,537)
Other	7,263	6,502	(370)	(20)	150	2,066
	$1,052,983	$1,009,734	$(64,483)	$16,941	$26,417	$42,972

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2011
	Private Equity			Liquid	Credit
	NIH	Other Funds (A)	Castles (B)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,664	$611,794	$9,056	$197,792	$57,661	$125,265	$6,502	$1,009,734
Earnings from equity method investees	(57)	12,358	N/A	3,747	5,132	5,087	150	26,417
Other comprehensive income from equity method investees	(4)	—	N/A	—	—	2,299	—	2,295
Contributions to equity method investees	—	7,821	—	82,508	93,791	41,390	641	226,151
Distributions of earnings from equity method investees	—	—	N/A	(894)	(10,234)	(8,622)	(25)	(19,775)
Distributions of capital from equity method investees	(143)	(832)	N/A	(67,064)	(92,587)	(21,930)	(5)	(182,561)
Total distributions from equity method investees	(143)	(832)	N/A	(67,958)	(102,821)	(30,552)	(30)	(202,336)
Mark to fair value - during period (C)	N/A	(18,222)	(4,865)	N/A	N/A	N/A	N/A	(23,087)
Translation adjustment	—	1,856	65	—	—	—	—	1,921
Dispositions	—	—	—	—	—	(1,836)	—	(1,836)
Deconsolidation (D)	—	—	—	(12,680)	—	(10,665)	—	(23,345)
Reclassification to Due to Affiliates (E)	—	37,069	—	—	—	—	—	37,069
Investment, ending	$1,460	$651,844	$4,256	$203,409	$53,763	$130,988	$7,263	$1,052,983

Ending balance of undistributed earnings	$—	$25,435	N/A	$110	$4,774	$2,637	$2,054	$35,010

(A)   Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)   Fortress elected to record these investments, as well as its direct investment in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH, at fair value pursuant to the fair value option for financial instruments.

(C)   Recorded to Gains (Losses).

(D)   Represents the deconsolidation of two funds discussed under “Investments in Variable Interest Entities” below.

(E)   Represents the general partner liability discussed in Note 9.

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

	Private Equity Funds excluding NIH
	September 30,	December 31,
	2011	2010
Assets	$13,025,455	$12,490,411
Debt	(43,377)	(145,043)
Other liabilities	(239,266)	(197,587)
Equity	$12,742,812	$12,147,781
Fortress’s Investment (A)	$651,844	$611,794
Ownership (B)	5.1%	5.0%

	Nine Months Ended September 30,
	2011	2010
Revenues and gains (losses) on investments	$849,622	$705,106
Expenses	(195,974)	(172,722)
Net Income (Loss)	$653,648	$532,384
Fortress’s equity in net income (loss)	$12,358	$21,012

(A)      Includes Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH. These companies’ summary financial information is not included in this table.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

(B)        Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010

Assets	$8,345,349	$7,418,362	$8,822,057	$9,579,405	$6,990,532	$6,593,935
Debt	—	(11,898)	(3,144,624)	(3,475,675)	(82,083)	(358,095)
Other liabilities	(2,196,770)	(1,299,246)	(158,244)	(590,845)	(491,869)	(573,000)
Non-controlling interest	—	—	(8,647)	(15,647)	(1,721)	(4,945)
Equity	$6,148,579	$6,107,218	$5,510,542	$5,497,238	$6,414,859	$5,657,895
Fortress’s Investment	$203,409	$197,792	$53,763	$57,661	$130,988	$125,265
Ownership (A)	3.3%	3.2%	1.0%	1.0%	2.0%	2.2%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Revenues and gains (losses) on investments	$(78,441)	$425,212	$564,429	$988,362	$447,707	$871,615
Expenses	(163,415)	(129,613)	(195,722)	(198,613)	(170,347)	(214,131)
Net Income (Loss)	$(241,856)	$295,599	$368,707	$789,749	$277,360	$657,484
Fortress’s equity in net income (loss)	$3,747	$12,500	$5,132	$8,724	$5,087	$(1,537)

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

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the nine months ended September 30, 2011 which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of September 30, 2011 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the nine months ended September 30, 2011:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	$229,111	$—	$2,426	(C)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	September 30, 2011			December 31, 2010
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$17,168	$—	$1,460	$329,999	$189,738	$1,974	(C) (D)

Castles	7,595,706	6,759,687	19,061	10,183,554	9,944,424	19,122	(C) (D)

Liquid Hedge Funds	5,923,743	1,623,092	13,105	4,217,992	722,194	43,948	(C) (D)

Credit Hedge Funds	1,531,785	346,671	17,823	1,404,971	378,768	38,461	(C) (D)

Credit PE Funds	560,847	58,581	4,462	930,513	450,530	1,962	(C) (D)

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

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010. As of September 30, 2011, FCF’s gross assets were approximately $56.1 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $30.7 million at September 30, 2011, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

In March 2011, Fortress launched a liquid hedge fund and a related onshore feeder fund, which is a VIE.  The onshore feeder fund invests substantially all of its equity directly into the liquid hedge fund.  Based on a quantitative and qualitative analysis, management determined that Fortress was originally the entity that was most closely associated with the onshore feeder fund.  Therefore, Fortress was the onshore feeder fund’s primary beneficiary and consolidated it.  On July 1, 2011, additional investors made cash contributions to the onshore feeder fund causing Fortress to reconsider whether Fortress remained the entity that is most closely associated with the onshore feeder fund. Based on a qualitative and quantitative analysis, management has determined that Fortress ceased to be the entity most closely associated with the onshore feeder fund. Therefore, Fortress derecognized the onshore feeder fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share of the onshore feeder fund. Fortress did not recognize any gain or loss as the result of its deconsolidation of the onshore feeder fund, but Fortress has begun to recognize management fees and incentive income, if any, earned from the onshore feeder fund in its consolidated statement of operations.

In June 2011, Fortress launched a credit PE fund, which is a VIE.  Based on a quantitative and qualitative analysis, management has determined that Fortress was originally the entity that was most closely associated with the fund.  Therefore, Fortress was the fund’s primary beneficiary and consolidated it. In September 2011, additional investors made cash contributions to this fund causing Fortress to reconsider whether Fortress remained the entity that is most closely associated with this fund. Based on a qualitative and quantitative analysis, management determined that Fortress ceased to be the entity most closely associated with this fund. Therefore, Fortress derecognized this fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

of this fund. Fortress didn’t recognize any gain or loss as the result of its deconsolidation of this fund, but Fortress has begun to recognize management fees and incentive income, if any, earned from this fund.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	September 30, 2011	December 31, 2010	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$4,256	$7,222	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$35,127	$51,267	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$1,834	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Newcastle and Eurocastle options	$8,477	$3,149	Level 2 - Lattice-based option valuation models using significant observable inputs

Assets (within Other Assets)
Derivatives	$1,040	$(2,732)	Level 2 - See below

Liabilities (within Other Liabilities)
Logan Circle Contingent Consideration	$—	$(3,122)	Level 3 - Internal model using significant unobservable inputs

(A)      The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of September 30, 2011, it had a face amount of €1.2 million ($1.6 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

Fortress’s interests in instruments measured at fair value using Level 3 inputs changed during the nine months ended September 30, 2011 as follows:

	Assets	Liabilities
Balance at December 31, 2010	$1,834	$(3,122)
Total gains (losses) included in net income (including foreign currency translation)	(1,834)	3,122
Balance at September 30, 2011	$—	$—

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

In September 2011, Newcastle issued 25.9 million shares of its common stock in a public offering at a price to the public of $4.55 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 2,587,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a 10-year term.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value September 30, 2011	Notional Amount September 30, 2011	Gains/(Losses) Nine Months Ended September 30, 2011	Maturity Date
Foreign exchange option contract	Other Assets	$1,457	€30,000	$(57)	Feb-12
Foreign exchange option contract	Other Assets	$(417)	€30,000	$655	Feb-12

(A) Fortress has a master netting agreement with its counterparty.

The counterparty on these derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	September 30, 2011
	September 30,	December 31,	Interest	Stated	Weighted Average	Weighted Average
Debt Obligation	2011	2010	Rate	Maturity	Funding Cost (A)	Maturity (Years)

Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	—	—
Term loan	270,000	277,500	LIBOR + 4.00% (D)	Oct-15	6.09%	3.04

Total	$270,000	$277,500			6.09%	3.04

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

(C)        Approximately $53.9 million was undrawn on the revolving debt facility as of September 30, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $6.1 million was utilized.

(D)       With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

To management’s knowledge, there have not been any market transactions in Fortress’s debt obligations. However, management believes the fair value of this debt was between 95% and 100% of its face amount at September 30, 2011.

Fortress was in compliance with all of its debt covenants as of September 30, 2011. The following table sets forth the financial covenant requirements as of September 30, 2011.

	September 30, 2011
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,010	(A)
Consolidated Leverage Ratio	< 2.75	0.69	(B)
Minimum Investment Assets Ratio	> 2.00	4.35	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	4.63	(B)

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

SEPTEMBER 30, 2011

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

Based on the value of the RSUs and RPUs which vested during the nine months ended September 30, 2011, Fortress has estimated a $26.8 million tax shortfall which was charged to income tax expense during this period.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Current	2011	2010	2011	2010
Federal income tax expense (benefit)	$9,565	$(3,134)	$14,398	$(505)
Foreign income tax expense (benefit)	1,350	631	5,111	1,723
State and local income tax expense (benefit)	(950)	6	2,060	3,032
	9,965	(2,497)	21,569	4,250
Deferred
Federal income tax expense (benefit)	(12,436)	(3,047)	(1,035)	(2,518)
Foreign income tax expense (benefit)	1	14	239	45
State and local income tax expense (benefit)	(242)	985	3,720	2,864
	(12,677)	(2,048)	2,924	391

Total expense (benefit)	$(2,712)	$(4,545)	$24,493	$4,641

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2011	December 31, 2010
Total deferred tax assets	$528,762	$512,201
Valuation allowance	(107,252)	(96,211)
Net deferred tax assets	$421,510	$415,990
Total deferred tax liabilities (A)	$495	$495

(A) Included in Other Liabilities

For the nine months ended September 30, 2011, a deferred income tax expense of $0.3 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.7 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs and RPUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the nine months ended September 30, 2011 through (i) the exchanges by one senior employee of Fortress Operating Group units and Class B

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

shares for Class A shares (as described in Note 8), and (ii) the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $7.1 million with an offsetting increase of $2.7 million to the valuation allowance. In addition, the deferred tax asset was increased by $5.6 million with an offsetting increase of $1.1 million to the valuation allowance related to a step-up in tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2011, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $12.3 million. During the nine months ended September 30, 2011, $13.5 million was paid under the tax receivable agreement relating to 2009.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

				Credit
	Private Equity		Liquid Hedge	Hedge
September 30, 2011	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$95,233	$3,887	$217	$19,302	$17,205	$—	$135,844
Expense reimbursements (A)	5,101	2,441	6,830	4,620	4,696	—	23,688
Expense reimbursements - FCF (A) (B)	49,220	—	—	—	—	—	49,220
Dividends and distributions	—	154	—	—	—	—	154
Other	31	655	—	—	1,960	4,271	6,917
Total	$149,585	$7,137	$7,047	$23,922	$23,861	$4,271	$215,823

				Credit
	Private Equity		Liquid Hedge	Hedge
December 31, 2010	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$53,282	$3,836	$47,920	$108,623	$15,508	$—	$229,169
Expense reimbursements (A)	1,170	3,081	2,296	3,790	3,949	4	14,290
Expense reimbursements - FCF (B)	42,385	—	—	—	—	—	42,385
Dividends and distributions	762	—	—	—	—	—	762
Other	3	521	13,219	—	1	2,693	16,437
Total	$97,602	$7,438	$63,435	$112,413	$19,458	$2,697	$303,043

(A)      Net of allowances for uncollectable management fees and expense reimbursements of $12.0 million and $5.0 million at September 30, 2011, respectively, and of $11.6 million and $1.5 million as of December 31, 2010, respectively. Allowances are recorded as General and Administrative expenses.

(B)        Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of September 30, 2011, amounts due from Fortress Funds recorded in Due from Affiliates included $95.2 million of past due management fees, excluding $12.0 million which has been fully reserved by Fortress, and $34.0 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees will ultimately be collectable since the NAV’s of the respective funds exceed the amounts owed.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	September 30, 2011	December 31, 2010
Principals - Tax receivable agreement - Note 5	$282,198	$295,541
Distributions payable on Fortress Operating Group units	2,805	42,900
Other	7,855	3,956
General partner liability - Note 9	37,069	—
	$329,927	$342,397

Other Related Party Transactions

For the nine months ended September 30, 2011 and 2010, Other Revenues included approximately $2.0 million and $5.1 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Expenses borne by these Fortress Funds under these agreements are generally paid directly by those entities (i.e. they are generally not paid by Fortress and reimbursed). For the nine months ended September 30, 2011 and 2010, these expenses approximated $0.9 million and $12.6 million, respectively.

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

In September 2011, Fortress contracted to sell a residential property that it had purchased in December 2010 from a senior employee. Fortress recorded a related loss of approximately $0.4 million. The closing is expected to occur in the fourth quarter of 2011.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	September 30, 2011	December 31, 2010
Fortress Operating Group units held by the Principals and one senior employee	$460,572	$458,842
Employee interests in majority owned and controlled fund advisor and general partner entities	60,874	57,609
Other	1,897	1,500
Total	$523,343	$517,951

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following, on a pre-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fortress Operating Group units held by the Principals and one senior employee	$(239,762)	$(179,768)	$(547,091)	$(520,543)
Employee interests in majority owned and controlled fund advisor and general partner entities	45	2,554	3,876	6,800
Other	(130)	(7)	40	484
Total	$(239,847)	$(177,221)	$(543,175)	$(513,259)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Fortress	$(142,058)	$(94,655)	$(340,026)	$(271,190)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	—	3,845	7,188
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	5,275	2,795	13,137	10,328
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	—	—	—
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(136,783)	$(91,860)	$(323,044)	$(253,674)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Three Months Ended September 30,		Nine Months September 30,
	2011	2010	2011	2010
Equity-based compensation, per below	$57,051	$57,070	$179,120	$169,100
Profit-sharing expense, per below	13,125	32,286	89,027	111,720
Discretionary bonuses	46,458	54,932	141,708	133,611
Other payroll, taxes and benefits	41,792	39,819	125,404	108,598
	$158,426	$184,107	$535,259	$523,029

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2010	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75
Issued	6,324,792	5.54	—	—	143,624	5.23	—	—
Converted to Class A shares	(14,902,391)	11.58	(389,677)	11.13	—	—	(4,749,434)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(739,478)	12.04	—	—	—	—	—	—
Outstanding as of September 30, 2011 (B)	34,972,509	$10.54	807,266	$11.11	570,293	$6.24	20,666,667	$13.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expense incurred (B)
Employee RSUs	$29,052	$32,137	$100,006	$93,766
Non-Employee RSUs	(310)	119	113	1,934
Restricted Shares (C)	38	164	327	325
LTIP	—	1,733	—	5,143
STIP (D)	5,353	—	10,590	—
RPUs	22,812	22,813	67,694	67,694
Logan Circle Comp Plan	106	104	390	238
Total equity-based compensation expense	$57,051	$57,070	$179,120	$169,100

(A)      Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of September 30, 2011 for awards granted to non-employees was $2.85.

(B)        In future periods, Fortress will recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2011 of $297 million, with a weighted average recognition period of 1.76 years. This does not include contingent amounts or amounts related to the Principals Agreement.

(C)        Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.8 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively) and therefore are not included above.

(D)       STIP stands for Short Term Incentive Plan. In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee will receive 2,857,143 Fortress Operating Group units from such Principal if the employee remains with Fortress until January 2012.  As a result of the service requirement, the fair value of these units is being charged to compensation expense in 2011.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

In August 2011, Fortress’s Principals extended their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their current employment agreements. Under a new compensation plan adopted by Fortress, the Principals will receive payments (“Principal Performance Payments”) based on the performance of the existing AUM of Fortress’s flagship hedge funds and on their success in raising and investing new funds in all businesses in 2012 and beyond. The Principal Performance Payments will be comprised of a mix of cash and equity, with the equity component becoming larger as performance, and the size of the payments, increases.

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

The Principals are currently party to the Principals Agreement under which they are obligated to forfeit a percentage of their Fortress equity in the event that they voluntarily resign from Fortress prior to the fifth anniversary of Fortress’s IPO (i.e., February 8, 2012). In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, the Principals have amended the expiration date of the Principals Agreement to December 31, 2011. As a result, all of the remaining expense related to this agreement, including $99.1 million that would otherwise have been recognized in 2012, is being recorded as Principals Agreement Compensation in the Statement of Operations from the date of the amendment through December 31, 2011.

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Private equity funds	$541	$2,010	$1,032	$2,010
Castles	—	—	—	—
Liquid hedge funds	5,057	6,395	16,338	12,577
Credit hedge funds (A)	(620)	18,832	24,001	24,690
Credit PE funds	8,147	5,049	47,656	72,443
Total	$13,125	$32,286	$89,027	$111,720

(A)      Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	186,675,357	186,675,357	179,704,474	179,704,474
Fully vested restricted Class A share units with dividend equivalent rights	2,791,277	2,791,277	5,208,431	5,208,431
Fully vested restricted Class A shares	540,353	540,353	460,700	460,700
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	305,857,751	—	307,023,364
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	190,006,987	495,864,738	185,373,605	492,396,969
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(142,058)	$(142,058)	$(340,026)	$(340,026)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,561)	(1,561)	(3,698)	(3,698)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(267,989)	—	(580,511)
Net income (loss) available to Class A shareholders	$(143,619)	$(411,608)	$(343,724)	$(924,235)
Weighted average shares outstanding	190,006,987	495,864,738	185,373,605	492,396,969
Basic and diluted net income (loss) per Class A share	$(0.76)	$(0.83)	$(1.85)	$(1.88)

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	166,657,562	166,657,562	158,130,022	158,130,022
Fully vested restricted Class A share units with dividend equivalent rights	2,024,800	2,024,800	5,632,820	5,632,820
Fully vested restricted Class A shares	224,744	224,744	157,170	157,170
Fortress Operating Group units exchangeable into Class A shares (1)	—	300,273,852	—	302,746,380
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	168,907,106	469,180,958	163,920,012	466,666,392
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(94,655)	$(94,655)	$(271,190)	$(271,190)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,487)	(1,487)	(8,195)	(8,195)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(193,716)	—	(537,696)
Net income (loss) available to Class A shareholders	$(96,142)	$(289,858)	$(279,385)	$(817,081)
Weighted average shares outstanding	168,907,106	469,180,958	163,920,012	466,666,392
Basic and diluted net income (loss) per Class A share	$(0.57)	$(0.62)	$(1.70)	$(1.75)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share Units	21,556,226	24,528,522	24,233,838	26,554,051

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Class A shares (public shareholders)	186,675,357	166,657,562	179,704,474	158,130,022
Restricted Class A shares (directors)	570,293	426,669	506,213	310,168
Restricted Class A share units (employees) (A)	2,791,277	2,024,800	5,208,431	5,632,820
Restricted Class A share units (employees) (B)	13,820,478	18,992,319	14,104,896	19,474,536
Fortress Operating Group units (Principals and one senior employee)	305,857,751	300,273,852	304,487,344	302,746,380
Fortress Operating Group RPUs (one senior employee)	20,666,667	31,000,000	23,202,687	31,000,000
Total	530,381,823	519,375,202	527,214,045	517,293,926

	As of September 30, 2011	As of December 31, 2010
Class A shares (public shareholders)	189,136,278	169,110,299
Restricted Class A shares (directors)	570,293	426,669
Restricted Class A share units (employees) (A)	696,977	1,058,331
Restricted Class A share units (employees) (B)	13,667,930	19,257,978
Fortress Operating Group units (Principals and one senior employee)	305,857,751	300,273,852
Fortress Operating Group RPUs (one senior employee)	20,666,667	31,000,000
Total	530,595,896	521,127,129

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Dividends and distributions during the nine months ended September 30, 2011 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	17,274	2,627	19,901
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	4,014	1,279	178	1,457
Total distributions	$42,900	$18,553	$2,805	$21,358

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

Fortress’s board of directors has approved a dividend of $0.05 per Class A share related to the fourth quarter of 2011. The dividend has not yet been declared.

The following table summarizes our comprehensive income (loss) (net of taxes) for the nine months ended September 30, 2010:

	Impact to Total Fortress Shareholders’ Equity	Impact to Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Impact to Total Equity
Nine Months Ended September 30, 2010
Net income (loss)	$(271,190)	$(513,259)	$(784,449)
Foreign currency translation	239	23	262
Comprehensive income (loss) from equity method investees	(1,056)	(3,524)	(4,580)
Total comprehensive income (loss)	$(272,007)	$(516,760)	$(788,767)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2011 was $37.1 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2011, if any, will not materially affect Fortress’s results of operations, liquidity or financial position.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $91.7 million as of September 30, 2011. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.

Minimum future rent payments under these leases are as follows:

October 1 to December 31, 2011	$5,311
2012	21,620
2013	21,357
2014	20,475
2015	18,877
2016	17,027
Thereafter	1,942

Total	$106,609

Rent expense, including operating escalations, during the nine months ended September 30, 2011 and 2010 was $20.8 million and $16.7 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

c.               subtracting unrealized gains (or adding unrealized losses) on direct investments in publicly traded portfolio companies and in the Castles,

(iii)                               adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)                              adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(v)                                 adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vi)                              adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(vii)                           adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)                        adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals,

(ix)                                adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(x)                                   adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of September 30, 2011:

	Net		Prior Year-End	Current	Current
	Intrinsic	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Clawback	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund	(A)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes

Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(B)
Fund II	$10,886	12 Quarters	$8,520	$4,538	$2,915	$11,435	(C)
Fund III	45,108	15 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	17 Quarters	10,041	—	—	10,041	(D)
Credit Opportunities Fund	N/A	N/A	N/A	N/A	N/A	N/A	(E)
Credit Opportunities Fund II	N/A	N/A	N/A	N/A	N/A	N/A	(E)
FTS SIP L.P.	N/A	N/A	N/A	N/A	N/A	N/A	(E)
Assets Overflow Fund	N/A	N/A	N/A	N/A	N/A	N/A	(F)

Total	$66,035		$63,669	$4,538	$2,915	$66,584

(A)      See Note 2.

(B)        The incentive income from this fund is no longer subject to contingent clawback.

(C)        The net intrinsic clawback in this fund, after the employee portion, in excess of previously recorded reserves was approximately $2.4 million immediately prior to September 30, 2011. Based on the criteria determined by the CODM, management determined that an additional reserve of $2.9 million was required.

(D)       The potential clawback on these funds has been fully reserved in prior periods.

(E)         These funds had significant undistributed gains at September 30, 2011. As a result, the CODM determined that no reserve for clawback was required.

(F)         This fund had resolved all of its investments and had a NAV close to zero and no intrinsic clawback at September 30, 2011. As a result, the CODM determined that no reserve for clawback was required.

Impairment Determination

During the nine months ended September 30, 2011, Fortress recorded $2.9 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of September 30, 2011, Fortress had $1.0 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2011, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $280.3 million, representing unrealized gains.

During the nine months ended September 30, 2011, Fortress recorded a $2.9 million net clawback reserve for DE purposes, as shown above.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2011 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $1.0 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

September 30, 2011 and the Nine Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$101,443	$39,542	$83,859	$96,122	$52,187	$—	$14,767	$387,920
Incentive income	(1,748)	—	4,526	49,923	99,666	—	—	152,367

Segment revenues - total	$99,695	$39,542	$88,385	$146,045	$151,853	$—	$14,767	$540,287
Fund management distributable earnings (loss)	$69,878	$19,375	$14,291	$27,628	$80,776	$—	$(12,197)	$199,751
Pre-tax distributable earnings (loss)	$69,878	$19,375	$14,291	$27,628	$80,776	$(7,473)	$(12,197)	$192,278

Total segment assets	$150,456	$6,328	$9,803	$68,470	$23,325	$1,367,963	$538,981	$2,165,326
							(A)

(A) Unallocated assets include deferred tax assets of $421.5 million.

Three Months Ended September 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$30,333	$13,819	$27,937	$34,919	$19,551	$—	$4,940	$131,499
Incentive income	(3,077)	—	1,354	(4,274)	19,813	—	—	13,816

Segment revenues - total	$27,256	$13,819	$29,291	$30,645	$39,364	$—	$4,940	$145,315
Fund management distributable earnings (loss)	$19,952	$7,630	$5,601	$(1,788)	$23,595	$—	$(4,156)	$50,834
Pre-tax distributable earnings (loss)	$19,952	$7,630	$5,601	$(1,788)	$23,595	$(7,944)	$(4,156)	$42,890

Nine Months Ended September 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$102,705	$35,856	$72,485	$94,691	$32,171	$—	$8,603	$346,511
Incentive income	5,436	—	26,119	52,397	140,845	—	—	224,797

Segment revenues - total	$108,141	$35,856	$98,604	$147,088	$173,016	$—	$8,603	$571,308
Fund management distributable earnings (loss)	$79,670	$13,338	$32,171	$41,149	$82,067	$—	$(12,148)	$236,247
Pre-tax distributable earnings (loss)	$79,670	$13,338	$32,171	$41,149	$82,067	$10,860	$(12,148)	$247,107

Three Months Ended September 30, 2010

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$36,160	$11,878	$24,494	$27,778	$10,857	$—	$4,908	$116,075
Incentive income	5,436	—	21,292	39,457	9,299	—	—	75,484

Segment revenues - total	$41,596	$11,878	$45,786	$67,235	$20,156	$—	$4,908	$191,559
Fund management distributable earnings (loss)	$30,239	$4,181	$19,331	$15,551	$7,277	$—	$(5,443)	$71,136
Pre-tax distributable earnings (loss)	$30,239	$4,181	$19,331	$15,551	$7,277	$6,540	$(5,443)	$77,676

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Fund management distributable earnings	$50,834	$71,136	$199,751	$236,247
Investment income (loss)	(3,415)	10,036	6,288	21,730
Interest expense	(4,529)	(3,496)	(13,761)	(10,870)
Pre-tax distributable earnings	42,890	77,676	192,278	247,107

Adjust incentive income
Incentive income received from private equity funds and credit PE fund, subject to contingent repayment	$(19,813)	$(9,299)	$(99,666)	$(140,845)
Incentive income received from third parties, subject to contingent repayment	—	—	(988)	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	14,747	6,816	40,146	53,493
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(1,461)	(5,436)	(2,790)	(5,436)
Incentive income from hedge funds, subject to annual performance achievement	3,193	(59,707)	(46,106)	(69,438)
Incentive income received from the sale of shares related to options	—	—	—	—
Reserve for clawback, gross (see discussion above)	4,538	—	4,538	—
	1,204	(67,626)	(104,866)	(162,226)
Adjust other income
Distributions of earnings from equity method investees**	(1,564)	(1,945)	(9,843)	(10,922)
Earnings (losses) from equity method investees**	(61,759)	7,013	21,527	24,263
Gains (losses) on options in equity method investees	(5,724)	95	(7,287)	199
Gains (losses) on other investments	(8,717)	1,950	(18,392)	(9,702)
Impairment of investments (see discussion above)	2,157	332	2,865	4,973
Adjust income from the receipt of options	5,594	—	12,615	—
	(70,013)	7,445	1,485	8,811
Adjust employee and director compensation
Adjust employee and director equity-based compensation expense	(57,078)	(56,019)	(179,788)	(169,054)
Adjust employee portion of incentive income from private equity funds accrued prior to the realization of incentive income	(1,623)	—	(1,623)	—
	(58,701)	(56,019)	(181,411)	(169,054)

Adjust mark-to-market of contingent consideration in business combination	291	28	3,122	28
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(20,535)	(441)	(21,388)	(800)
Adjust Principals’ equity-based compensation expense	(279,623)	(239,975)	(751,749)	(712,101)
Adjust non-controlling interests related to Fortress Operating Group units	239,762	179,768	547,091	520,543
Adjust tax receivable agreement liability	—	—	(116)	1,317
Adjust income taxes	2,667	4,489	(24,472)	(4,815)
Total adjustments	(184,948)	(172,331)	(532,304)	(518,297)

Net Income (Loss) Attributable to Class A Shareholders	(142,058)	(94,655)	(340,026)	(271,190)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(239,847)	(177,221)	(543,175)	(513,259)
Net Income (Loss)	$(381,905)	$(271,876)	$(883,201)	$(784,449)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

September 30, 2011
Total segment assets	$2,165,326
Adjust equity investments from segment carrying amount	(28,893)
Adjust investments gross of employees’ and others’ portion	41,608
Adjust goodwill and intangible assets to cost	(22,629)
Accrued incentive income subject to annual performance achievement	(46,105)
Total assets (GAAP)	$2,109,307

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment revenues	$145,315	$191,559	$540,287	$571,308
Adjust management fees	125	305	375	(1,816)
Adjust incentive income	1,204	(67,626)	(106,755)	(165,146)
Adjust income from the receipt of options	5,594	—	12,615	—
Adjust other revenues (including expense reimbursements)*	43,421	37,987	135,770	109,397
Total revenues (GAAP)	$195,659	$162,225	$582,292	$513,743

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid	Credit
			Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Unallocated	Total

Three Months Ended September 30,
2011
Depreciation	$437	$102	$454	$1,203	$74	$962	$3,232
Amortization (including impairment - Note 2)	—	—	—	—	—	20,535	20,535
Total	$437	$102	$454	$1,203	$74	$21,497	$23,767

2010
Depreciation	$450	$92	$401	$752	$217	$1,008	$2,920
Amortization	—	—	—	—	—	441	441
Total	$450	$92	$401	$752	$217	$1,449	$3,361

Nine Months Ended September 30,
2011
Depreciation	$1,241	$292	$1,268	$2,917	$312	$2,696	$8,726
Amortization (including impairment - Note 2)	—	—	—	—	—	21,388	21,388
Total	$1,241	$292	$1,268	$2,917	$312	$24,084	$30,114

2010
Depreciation	$1,214	$307	$1,243	$2,306	$637	$2,830	$8,537
Amortization	—	—	—	—	—	800	800
Total	$1,214	$307	$1,243	$2,306	$637	$3,630	$9,337

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended September 30, 2011.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of September 30, 2011
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$280,641	$33,097	$—	$313,738
Due from affiliates	215,823	1,640	(1,640)	215,823
Investments	1,061,460	285,668	(285,668)	1,061,460
Deferred tax asset	3,627	417,883	—	421,510
Other assets	96,776	—	—	96,776
	$1,658,327	$738,288	$(287,308)	$2,109,307
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$183,305	$—	$—	$183,305
Due to affiliates	49,369	282,198	(1,640)	329,927
Deferred incentive income	260,673	—	—	260,673
Debt obligations payable	270,000	—	—	270,000
Other liabilities	85,969	11,651	—	97,620
	849,316	293,849	(1,640)	1,141,525
Commitments and Contingencies
Equity
Paid-in capital	5,124,185	1,837,651	(5,124,185)	1,837,651
Retained earnings (accumulated deficit)	(4,374,199)	(1,392,631)	4,374,199	(1,392,631)
Accumulated other comprehensive income (loss)	(3,745)	(581)	3,745	(581)
Total Fortress shareholders’ equity (B)	746,241	444,439	(746,241)	444,439
Principals’ and others’ interests in equity of consolidated subsidiaries	62,770	—	460,573	523,343
Total Equity	809,011	444,439	(285,668)	967,782

	$1,658,327	$738,288	$(287,308)	$2,109,307

(A)     Other than Fortress Operating Group.

(B)       Includes the Principals’ (and one senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$353,269	$—	$—	$353,269
Management fees: non-affiliates	47,641	—	—	47,641
Incentive income: affiliates	44,361	—	—	44,361
Incentive income: non-affiliates	1,251	—	—	1,251
Expense reimbursements from affiliates	130,337	—	—	130,337
Other revenues	5,406	32	(5)	5,433
	582,265	32	(5)	582,292
Expenses
Interest expense	13,749	139	(5)	13,883
Compensation and benefits	535,259	—	—	535,259
Principals agreement compensation	751,749	—	—	751,749
General, administrative and other	109,545	—	—	109,545
Depreciation and amortization (including impairment)	30,114	—	—	30,114
	1,440,416	139	(5)	1,440,550
Other Income (Loss)
Gains (losses)	(26,751)	—	—	(26,751)
Tax receivable agreement liabilty adjustment	—	(116)	—	(116)
Earnings (losses) from equity method investees	26,417	(325,351)	325,351	26,417
	(334)	(325,467)	325,351	(450)
Income (Loss) Before Income Taxes	(858,485)	(325,574)	325,351	(858,708)
Income tax benefit (expense)	(10,041)	(14,452)	—	(24,493)
Net Income (Loss)	$(868,526)	$(340,026)	$325,351	$(883,201)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$3,917	$—	$(547,092)	$(543,175)
Net Income (Loss) Attributable to Class A Shareholders (B)	$(872,443)	$(340,026)	$872,443	$(340,026)

(A) Other than Fortress Operating Group.

(B) Includes net income (loss) attributable to the Principals’  (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2011
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(868,526)	$(340,026)	$325,351	$(883,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	30,114	—	—	30,114
Other amortization and accretion	1,119	—	—	1,119
(Earnings) losses from equity method investees	(26,417)	325,351	(325,351)	(26,417)
Distributions of earnings from equity method investees	19,775	—	—	19,775
(Gains) losses	26,751	—	—	26,751
Deferred incentive income	(40,146)	—	—	(40,146)
Deferred tax (benefit) expense	4,017	(1,093)	—	2,924
Options received from affiliates	(12,615)	—	—	(12,615)
Tax receivable agreement liability adjustment	—	116	—	116
Equity-based compensation, including Principals’ Agreement	930,869	—	—	930,869
Allowance for doubtful accounts	5,037	—	—	5,037
Cash flows due to changes in
Due from affiliates	(55,539)	9,129	(9,129)	(55,539)
Other assets	9,707	11,073	—	20,780
Accrued compensation and benefits	(19,835)	—	—	(19,835)
Due to affiliates	(5,269)	(13,461)	9,129	(9,601)
Deferred incentive income	99,239	—	—	99,239
Other liabilities	23,404	8,448	—	31,852
Net cash provided by (used in) operating activities	121,685	(463)	—	121,222
Cash Flows From Investing Activities
Contributions to equity method investees	(69,923)	(77,035)	77,035	(69,923)
Distributions of capital from equity method investees	179,258	32,145	(32,145)	179,258
Purchase of fixed assets	(13,350)	—	—	(13,350)
Net cash provided by (used in) investing activities	95,985	(44,890)	44,890	95,985
Cash Flows From Financing Activities
Repayments of debt obligations	(7,500)	—	—	(7,500)
Issuance (purchase) of Class A shares (RSU settlements)	(77,035)	77,035	—	—
Capital contributions (distributions)	77,035	—	(77,035)	—
Dividends and dividend equivalents paid	(32,145)	—	32,145	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	13,074	—	—	13,074
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(119,675)	—	—	(119,675)
Net cash provided by (used in) financing activities	(146,246)	77,035	(44,890)	(114,101)
Net Increase (Decrease) in Cash and Cash Equivalents	71,424	31,682	—	103,106
Cash and Cash Equivalents, Beginning of Period	209,217	1,415	—	210,632
Cash and Cash Equivalents, End of Period	$280,641	$33,097	$—	$313,738

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $43.6 billion in AUM as of September 30, 2011. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of over 1,000 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of September 30, 2011, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $12.7 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $6.2 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes a fund-of-funds business, which invests in Fortress Funds, funds managed by external managers, and direct investments.

Credit Funds — a business that manages approximately $11.8 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), two Asia funds, a Japan real estate fund and an Asian investor based global opportunities fund, and a real estate opportunities fund.

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

Beginning in mid-2007, the equity and debt markets experienced a significant deterioration. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets.  The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt.  In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been impaired since that time, although securitization activity has increased in 2011. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption. As the turbulence in the debt markets continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations.  The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments.

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. During 2009 and 2010, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd. and Whistler Blackcomb Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, while the debt market conditions have remained strong thus far in 2011, equity market conditions remain volatile and have been adversely affected by various factors, such as unrest in the Middle East, the earthquake in Japan, continuing weakness in the U.S. job market, the credit rating downgrading of U.S. government debt and the European debt crisis. We cannot predict future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•                 While conditions in the U.S. capital markets have improved meaningfully over the last two years, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of increased liquidity may limit our ability to make investments distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values in comparison to years prior to 2008, greater price volatility and weaker economic conditions around the globe.  This has resulted in a significant reduction in the value of certain of our investments in comparison to years prior to 2008, which, in turn, has impacted our management fees, incentive income and investment income.  Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

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

As a result of the above factors:

•                 We have not paid a dividend on our Class A shares since the second quarter of 2008. However, our board of directors has approved a revised dividend policy under which it will reinstate a $0.05 per share quarterly dividend beginning in the fourth quarter of 2011. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•                 Changes in the value of our funds’ investments have impacted our future management fees, at an annual rate of up to 3% of the decline in aggregate fund NAV. See “— Fee Paying Assets Under Management” below for a table summarizing our AUM.

•                 Changes in the value of our funds’ investments have also impacted the relationship between the NAVs of our investors in our main credit and liquid hedge funds and their incentive income thresholds (high water marks). As a result of recent performance, the incentive income outlook for these funds has substantially improved from recent years. See Note 2 to the consolidated financial statements included herein for more information. Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses, or returns below threshold returns, in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds, and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables, such as: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, and the rate of preferential return earned by investors.

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

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector since the onset of the recession. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through the first three quarters of 2011 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. In a similar vein, investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers.  As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 through the first three quarters of 2011, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ perception about our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

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

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2011	2010		$2011	2010	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$353,269	$327,182	$26,087	$118,353	$107,752	$10,601
Management fees: non-affiliates	47,641	17,513	30,128	18,865	8,628	10,237
Incentive income: affiliates	44,361	53,892	(9,531)	14,754	7,487	7,267
Incentive income: non-affiliates	1,251	5,759	(4,508)	266	371	(105)
Expense reimbursements from affiliates	130,337	100,606	29,731	42,350	36,745	5,605
Other revenues	5,433	8,791	(3,358)	1,071	1,242	(171)
	582,292	513,743	68,549	195,659	162,225	33,434
Expenses
Interest expense	13,883	11,043	2,840	4,583	3,549	1,034
Compensation and benefits	535,259	523,029	12,230	158,426	184,107	(25,681)
Principals agreement compensation	751,749	712,101	39,648	279,623	239,975	39,648
General, administrative and other expense (including depreciation, amortization and impairment)	139,659	81,307	58,352	57,932	29,981	27,951
	1,440,550	1,327,480	113,070	500,564	457,612	42,952

Other Income (Loss)
Gains (losses)	(26,751)	(10,360)	(16,391)	(15,229)	2,025	(17,254)
Tax receivable agreement liability adjustment	(116)	1,317	(1,433)	—	—	—
Earnings (losses) from equity method investees	26,417	42,972	(16,555)	(64,483)	16,941	(81,424)
	(450)	33,929	(34,379)	(79,712)	18,966	(98,678)
Income (Loss) Before Income Taxes	(858,708)	(779,808)	(78,900)	(384,617)	(276,421)	(108,196)
Income tax benefit (expense)	(24,493)	(4,641)	(19,852)	2,712	4,545	(1,833)
Net Income (Loss)	$(883,201)	$(784,449)	$(98,752)	$(381,905)	$(271,876)	$(110,029)

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

Our AUM has changed for the nine months ended September 30, 2011 as follows (in millions):

	Private Equity		Liquid Hedge	Credit		Logan Circle
	Funds	Castles	Funds	Hedge Funds	PE Funds (J)	Partners, L.P.	Total
2011
AUM December 31, 2010	$11,923	$3,037	$6,355	$6,773	$4,817	$11,708	$44,613
Capital raised (A)	—	220	1,141	288	190	—	1,839
Increase in invested capital	224	—	11	107	2,090	—	2,432
Capital acquisitions	—	—	—	—	—	—	—
Redemptions (B)	—	—	(986)	(145)	—	—	(1,131)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(968)	—	—	(968)
Return of capital distributions (E)	(313)	—	—	(119)	(1,495)	—	(1,927)
Adjustment for reset date (F)	(1,997)	—	—	—	—	—	(1,997)
Crystallized incentive income (G)	—	—	(69)	(91)	—	—	(160)
Equity buyback (H)	—	(19)	—	—	—	—	(19)
Net client flows (traditional)	—	—	—	—	—	476	476
Income (loss) and foreign exchange (I)	(366)	(1)	(287)	369	17	729	461
AUM September 30, 2011	$9,471	$3,237	$6,165	$6,214	$5,619	$12,913	$43,619

(A)     Includes offerings of shares by the Castles, if any.

(B)       Excludes redemptions which reduced AUM subsequent to September 30, 2011.

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

(J)          As of September 30, 2011, the credit PE funds had approximately $3.0 billion of uncalled capital that will become assets under management when deployed/ called.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM
				September 30,		Returns (B)
	Inception					Inception to
Name of Fund	Date	Maturity Date (A)		2011	2010	September 30, 2011
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A)	$—	$—	25.7%
Fund II	Jul-02	Feb-13		—	200	35.5%
Fund III	Sep-04	Jan-15		1,286	1,315	0.4%
Fund III Coinvestment	Nov-04	Jan-15		88	119	(0.4)%
Fund IV	Mar-06	Jan-17		2,417	2,330	(4.5)%
Fund IV Coinvestment	Apr-06	Jan-17		560	548	(5.8)%
Fund V	May-07	Feb-18		2,627	3,964	(5.8)%
Fund V Coinvestment	Jul-07	Feb-18		547	935	(16.8)%
GAGACQ Coinvestment Fund	Sep-04	Permanent		—	—	15.8%
FRID	Mar-05	Apr-15		349	434	(12.5)%
FRIC	Mar-06	May-16		75	98	(17.5)%
FICO	Aug-06	Jan-17		—	36	(100.0)%
FHIF	Dec-06	Jan-17		1,055	994	7.5%
FECI	Jun-07	Feb-18		458	532	(3.7)%
WWTAI	Jul-11	Jun-24		9	—	(C)

							Returns (B)
							Nine Months Ended
						Inception	September 30,
						to Date (D)	2011	2010
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-11	—	115	(6.1)%	0.3%	9.7%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,294	1,102	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03		Permanent	1,943	1,971	N/A	N/A	(3.4)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02		Redeemable	386	408	8.2%	(8.3)%	5.3%
Fortress Macro Funds	May-09		Redeemable	2,400	2,216	5.0%	(7.3)%	5.8%
Fortress Commodities Funds	Jan-08		Redeemable	810	803	4.4%	0.9%	(3.1)%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable	104	97	1.9%	1.1%	(C)
Fortress Partners Fund LP	Jul-06		Redeemable	770	840	1.4%	0.2%	6.0%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	670	764	1.7%	(1.6)%	6.7%
Fortress Asia Macro Funds	Mar-11		Redeemable	189	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02		PE style redemption	4,117	4,361	10.2%	6.4%	18.7%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02		PE style redemption	853	625	10.7%	9.1%	20.0%
Worden Fund	Jan-10		PE style redemption	191	130	10.9%	4.7%	(C)
Worden Fund II	Aug-10		PE style redemption	20	10	10.3%	6.3%	(C)
Value Recovery Funds and related assets		(G)	Non-redeemable	987	1,786	(G)	(G)	(G)

Continued on next page.

			AUM
			September 30,		Returns (B)
	Inception				Inception to
Name of Fund	Date	Maturity Date (A)	2011	2010	September 30, 2011
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	1,275	1,127	28.1%
Credit Opportunities Fund II	Jul-09	Jul-22	1,064	695	16.4%
Credit Opportunities Fund III	Sep-11	Mar-24	63	—	(C)
FTS SIP LP	Sep-08	Oct-18	432	321	26.8%
FCO MA LSS	May-10	Jun-24	114	47	(C)
FCO MA II	Jun-10	Jun-22	262	114	(C)
FCO MA Maple Leaf	Oct-10	Oct-20	175	—	(C)
Long Dated Value Fund I	Apr-05	Apr-30	201	201	3.8%
Long Dated Value Fund II	Nov-05	Nov-30	161	204	3.9%
Long Dated Value Fund III	Feb-07	Feb-32	198	243	8.7%
LDVF Patent Fund	Nov-07	Nov-27	14	14	13.8%
Real Assets Fund	Jun-07	Jun-17	118	166	9.5%
Assets Overflow Fund	Jul-08	May-18	—	34	(C)
Japan Opportunity Fund	Jun-09	Jun-19	956	882	(C)
Net Lease Fund I	Jan-10	Feb-20	53	29	(C)
Global Opportunities Fund	Sep-10	Sep-20	349	50	(C)
Life Settlements Fund	Dec-10	Dec-22	161	—	(C)
Life Settlements Fund MA	Dec-10	Dec-22	14	—	(C)
Subtotal - all funds			29,815	30,860
Managed accounts			891	843
Total - Alternative Investments			30,706	31,703
Logan Circle Partners, L.P.			12,913	12,289
Total (H)			$43,619	$43,992

(A)     For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 80% of our alternative investment AUM as of September 30, 2011.

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2011 and 2010 ROE is not meaningful because Newcastle had negative book equity.

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

For Fortress Commodities Funds, returns include the combined returns of Fortress Commodities Fund LP and Fortress Commodities Fund Ltd, the latter of which commenced operations in July 2011.

(C)       These funds had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through September 30, 2011.

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

(H)      In addition to the funds listed, Fortress manages NIH, FPRF, Mortgage Opportunities Funds I and II and Real Estate Opportunities Fund. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Private Equity Fund I and GAGACQ Coinvestment Fund had zero AUM as of both September 30, 2011 and 2010, but for purposes of continuity of presentation, the returns of these funds have been left on the table.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 897 employees as of September 30, 2010 to 970 employees as of September 30, 2011.

Revenues

Nine months ended September 30

Total revenues were $582.3 million for the nine months ended September 30, 2011, a net increase of $68.5 million, compared to $513.7 million for the nine months ended September 30, 2010. The increase in revenues was primarily attributable to increases of $26.1 million and $30.1 million in management fees from affiliates and non-affiliates, respectively, and an increase of $29.7 million in expense reimbursements from affiliates.  These increases were partially offset by decreases of $9.5 million and $4.5 million in incentive income from affiliates and non-affiliates, respectively, and a decrease of $3.4 million in other revenues.

The increases in management fees from affiliates and non-affiliates were primarily attributable to a $12.1 billion increase in AUM from $31.5 billion as of December 31, 2009 to $43.6 billion as of September 30, 2011, including $11.4 billion of AUM acquired through Logan Circle, plus an increase of $12.6 million due to Newcastle options granted to the company. The increase in expense reimbursements from affiliates was primarily attributable to our consolidation of FCF, the operating subsidiary of one of our private equity funds, effective March 2010. The decrease in incentive income from affiliates of $9.5 million was primarily due to a decrease in incentive income recognized from certain of our private equity funds, which are recognized as contingencies for repayment are resolved, and was partially offset by an increase in incentive income from certain of our credit PE funds primarily due to an increase in incentive distributions which are not subject to clawback. The decrease in incentive income from non-affiliates of $4.5 million was primarily attributable to a reduction in incentive income from a third party account in our credit hedge funds whose investments were fully realized in 2010, and was partially offset by crystallized incentive income from a managed account in our liquid hedge funds which launched in August 2010.  The $3.4 million decrease in other revenues was primarily related to a decrease in dividend income.

Three months ended September 30

Total revenues were $195.7 million for the three months ended September 30, 2011, a net increase of $33.4 million, compared to $162.2 million for the three months ended September 30, 2010. The increase in revenues was primarily attributable to increases of $10.6 million and $10.2 million in management fees from affiliates and non-affiliates, respectively, an increase of $7.3 million in incentive income from affiliates, and an increase of $5.6 million in expense reimbursements from affiliates.

The increases in management fees from affiliates and non-affiliates were primarily attributable to a $1.9 billion increase in AUM from $41.7 billion as of June 30, 2010 to $43.6 billion as of September 30, 2011, plus an increase of $5.6 million due to Newcastle options granted to the company.  The increase in incentive income from affiliates of $7.3 million was primarily due to an increase in incentive income from certain of our credit PE funds primarily due to an increase in incentive distributions which are not subject to clawback.

Expenses

Nine months ended September 30

Expenses were $1,440.6 million for the nine months ended September 30, 2011, an increase of $113.1 million, compared to $1,327.5 million for the nine months ended September 30, 2010. The increase was primarily attributable to an increase of $12.2 million in compensation and benefits, an increase of $39.6 million in principals agreement compensation and an increase of $58.4 million in general, administrative and other expenses.

Total compensation and benefits increased primarily due to increases in base compensation, discretionary bonuses and equity-based compensation, partially offset by a net decrease in profit sharing expenses primarily related to our credit PE funds. The increase in base compensation and discretionary bonuses was primarily due to our consolidation of FCF and Logan Circle effective March 2010 and April 2010, respectively, and an increase in our employee headcount for the nine months ended September 30, 2011 as compared to the prior comparative period. The increase in principals agreement compensation resulted from the acceleration of the agreement’s maturity date from February 2012 to December 2011. The increase in general, administrative and other expenses was primarily due to (i) an impairment of goodwill and other intangible assets related to Logan Circle, (ii) our consolidation of FCF and Logan Circle, (iii) an increase in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls, (iv) a net reversal of an allowance for potentially uncollectible management fees, primarily in connection with the resolution of liquidity and valuation shortfalls within a certain fund, which was recognized during the nine months ended September 30, 2010, and (v) a net increase in other general and administrative expenses.

Three months ended September 30

Expenses were $500.6 million for the three months ended September 30, 2011, an increase of $43.0 million, compared to $457.6 million for the three months ended September 30, 2010. The increase was primarily attributable to an increase of $39.6 million in principals agreement compensation and an increase of $28.0 million in general, administrative and other expenses.  These increases are partially offset by a decrease of $25.7 million in compensation and benefits expense.

The increase in general, administrative and other expenses was primarily due to an impairment of goodwill and other intangible assets related to Logan Circle and a net increase in other general and administrative expenses.  The increase in principals agreement compensation resulted from the acceleration of the agreement’s maturity date from February 2012 to December 2011. Total compensation and benefits decreased primarily due to a net decrease in profit sharing expenses primarily related to our credit hedge funds, and a decrease of discretionary bonuses relative to the prior comparative period.

Future Compensation Expense

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2011 of $297 million with a weighted average recognition period of 1.76 years. This does not include contingent amounts or amounts related to the Principals Agreement, which is discussed below.

Principals Agreement Compensation

As a result of the Principals Agreement, $4,763.0 million is being charged to compensation expense on a straight-line basis over the vesting period, which now ends on December 31, 2011.  Fortress is not a party to this agreement. It is an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense has no economic effect on Fortress or its shareholders. As a result, management does not include this expense in any of its analyses of performance. When Fortress records this non-cash expense, it records a corresponding increase in capital.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
GAAP Net Income (Loss)	$(883,201)	$(784,449)	$(381,905)	$(271,876)
Principals Agreement Compensation	751,749	712,101	279,623	239,975
GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(131,452)	$(72,348)	$(102,282)	$(31,901)

Other Income (Loss)

Nine months ended September 30

Other Income (Loss) was ($0.5) million for the nine months ended September 30, 2011, a net decrease of $34.4 million, compared to $33.9 million for the nine months ended September 30, 2010. The change was primarily due to an decrease in earnings from equity method investees with respect to our investments in our private equity funds, liquid hedge funds and credit hedge funds for the nine months ended September 30, 2011 relative to the prior comparative period, and an increase in net unrealized losses primarily related to our direct investment in GAGFAH and our investment in the options of one of our Castles.

Three months ended September 30

Other Income (Loss) was ($79.7) million for the three months ended September 30, 2011, a net decrease of $98.7 million, compared to $19.0 million for the three months ended September 30, 2010. The change was primarily due to a decrease in earnings from equity method investees with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds for the three months ended September 30, 2011 relative to the prior comparative period, and unrealized net losses for the three months ended September 30, 2011 primarily related to our direct investment in GAGFAH and our investment in the options of one of our Castles.

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

For the nine months ended September 30, 2011 and 2010, Fortress recognized income tax expense (benefit) of $24.5 million and $4.6 million, respectively. The primary reason for the changes in income tax expense (benefit) are (i) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, (ii) changes in the forecasts of annual taxable income which are used to calculate the tax provision, and (iii) the tax impact of RSUs and RPUs which vested and were delivered at a value substantially less than their original value, with this impact being the most significant during the first nine months of 2011. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2011 vs. 2010	Three Months Ended September 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$101,443	$102,705	$(1,262)	$30,333	$36,160	$(5,827)
Incentive Income	(1,748)	5,436	(7,184)	(3,077)	5,436	(8,513)
Segment revenues — total	$99,695	$108,141	$(8,446)	$27,256	$41,596	$(14,340)
Pre-tax distributable earnings	$69,878	$79,670	$(9,792)	$19,952	$30,239	$(10,287)

Nine months ended September 30

Pre-tax distributable earnings decreased by $9.8 million primarily due to:

Revenues

Management fees were $101.4 million for the nine months ended September 30, 2011, a net decrease of $1.3 million, compared to $102.7 million for the nine months ended September 30, 2010. Management fees decreased $1.3 million as a result of (i) a decrease of $6.2 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods, (ii) a decrease of $1.1 million in management fees primarily from Fund I and Fund II,  which are no longer subject to management fees, and (iii) a net decrease of $1.0 million in management fees primarily as a result of a net decrease in the market values of certain portfolio companies below their invested capital in prior periods, which impacted the computation of management fees for the nine months ended September 30, 2011.  These decreases were partially offset by an increase of $7.0 million in Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the nine months ended September 30, 2011.

Incentive income was ($1.7) million for the nine months ended September 30, 2011, a net decrease of $7.2 million, compared to $5.4 million of incentive income recognized for the nine months ended September 30, 2010.  Incentive income decreased $7.2 million as a result of (i) a $4.5 million reserve for the potential clawback of incentive income for Fund II which was recognized in 2011 and (ii) a $2.6 million decrease in incentive income due to lower realization events for Fund I.

Expenses

Expenses were $29.8 million for the nine months ended September 30, 2011, a net increase of $1.3 million, compared to $28.5 million for the nine months ended September 30, 2010. The net increase of $1.3 million in operating expenses was primarily attributable to (i) a net increase of $6.0 million in general and administrative expenses, primarily related to an allowance for uncollectable amounts due from one of our private equity funds, and (ii) a net increase of $0.1 million in compensation and benefits expense. These increases were partially offset by (i) a decrease of $2.6 million in profit sharing compensation expense primarily related to the incentive income reserve for potential clawback for Fund II and the decrease in incentive income for Fund I and (ii) a decrease of $2.4 million in corporate allocable expenses.

Three months ended September 30

Pre-tax distributable earnings decreased by $10.3 million primarily due to:

Revenues

Management fees were $30.3 million for the three months ended September 30, 2011, a net decrease of $5.8 million, compared to $36.2 million for the three months ended September 30, 2010. Management fees decreased $5.8 million as a result of (i) a decrease of $6.2 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods and (ii) a decrease of $0.8 million in management fees primarily from Fund II, which is no longer subject to management fees.  These decreases were partially offset by a net increase of $1.1 million primarily due to a net increase in market values of certain portfolio companies held by Fund IV, Fund IV Coinvestment and

FHIF which were below their invested capital in prior periods, which impacted the computation of management fees for the three months ended September 30, 2011.

Incentive income was ($3.1) million for the three months ended September 30, 2011, a net decrease of $8.5 million, compared to $5.4 of million incentive income recognized for the three months ended September 30, 2010.  Incentive income decreased $8.5 million as a result of (i) a $4.5 million reserve for the potential clawback of incentive income for Fund II which was recognized in 2011 and (ii) a $4.0 million decrease in incentive income due to lower realization events for Fund I.

Expenses

Expenses were $7.3 million for the three months ended September 30, 2011, a net decrease of $4.1 million, compared to $11.4 million for the three months ended September 30, 2010.  The net decrease of $4.1 million in operating expenses was primarily attributable to (i) a decrease of $3.1 million in profit sharing compensation expense primarily related to the incentive income reserve for potential clawback for Fund II and the decrease in incentive income for Fund I, (ii) a decrease of $0.8 million in corporate allocable expenses, and (iii) a net decrease of $0.7 million in compensation and benefits expense. These decreases were partially offset by a net increase of $0.2 million in general and administrative expenses.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Nine Months Ended September 30,		2011 vs. 2010	Three Months Ended September 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$39,542	$35,856	$3,686	$13,819	$11,878	$1,941
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$39,542	$35,856	$3,686	$13,819	$11,878	$1,941
Pre-tax distributable earnings	$19,375	$13,338	$6,037	$7,630	$4,181	$3,449

Nine months ended September 30

Pre-tax distributable earnings increased by $6.0 million primarily due to:

Revenues

Management fees were $39.5 million for the nine months ended September 30, 2011, a net increase of $3.7 million, compared to $35.9 million for the nine months ended September 30, 2010. Management fees increased $3.7 million as a result of (i) a $1.7 million increase due to changes in foreign currency exchange rates, (ii) a $1.7 million increase in management fees from certain investments within the Castles and (iii) a $0.3 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011.

Expenses

Expenses were $20.1 million for the nine months ended September 30, 2011, a net decrease of $2.5 million, compared to $22.6 million for the nine months ended September 30, 2010. The net decrease of $2.5 million in expenses was primarily attributable to a decrease in allocable corporate expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Three months ended September 30

Pre-tax distributable earnings increased by $3.4 million primarily due to:

Revenues

Management fees were $13.8 million for the three months ended September 30, 2011, a net increase of $1.9 million, compared to $11.9 million for the three months ended September 30, 2010. Management fees increased $1.9 million as a result of (i) a $0.5 million increase due to changes in foreign currency exchange rates, (ii) a $1.1 million increase in management fees from certain investments within the Castles and (iii) a $0.3 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011.

Expenses

Expenses were $6.2 million for the three months ended September 30, 2011, a net decrease of $1.5 million, compared to $7.7 million for the three months ended September 30, 2010.  The net decrease of $1.5 million in expenses was primarily attributable to (i) a $1.1 million decrease in allocable corporate expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles and (ii) a $0.4 million net decrease in compensation and benefits and general and administrative expenses.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Management Fees	$83,859	$72,485	$11,374	$27,937	$24,494	$3,443
Incentive Income	4,526	26,119	(21,593)	1,354	21,292	(19,938)
Segment revenues - total	$88,385	$98,604	$(10,219)	$29,291	$45,786	$(16,495)
Pre-tax distributable earnings	$14,291	$32,171	$(17,880)	$5,601	$19,331	$(13,730)

Nine months ended September 30

Pre-tax distributable earnings decreased by $17.9 million primarily due to:

Revenues

Management fees were $83.9 million for the nine months ended September 30, 2011, a net increase of $11.4 million, compared to $72.5 million for the nine months ended September 30, 2010. Management fees increased $11.4 million primarily due to net increases of $12.1 million and $1.0 million in management fees from the Fortress Macro Funds (including related managed accounts) and Fortress Commodities Funds (including related managed accounts), respectively, primarily as a result of net capital raises, and an increase of $1.3 million in management fees from the Fortress Asia Macro Fund, which launched in March 2011.  These increases in management fees were partially offset by net decreases of $2.4 million and $0.6 million in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of a decrease in management fees from the Drawbridge Global Macro Fund SPV, which is no longer subject to management fees as of July 31, 2010, and net capital outflows.

Incentive income, which is determined on a fund—by-fund basis, was $4.5 million for the nine months ended September 30, 2011, a net decrease of $21.6 million, compared to $26.1 million for the nine months ended September 30, 2010.  Incentive income decreased $21.6 million primarily due to net decreases of $23.4 million and $1.1 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily due to negative 2011 performance bringing nearly all capital eligible for incentive income below its respective high water mark, as compared to the prior comparative period.  These decreases to incentive income were partially offset by a net increase of $2.9 million in the incentive income generated by Fortress Commodities Funds (including related managed accounts) primarily due to incentive income crystallized in 2011 and a higher proportion of capital that was eligible for incentive income as certain capital met or exceeded its high water mark in the third quarter of 2011 and generated subsequent positive performance.

Expenses

Expenses were $74.1 million for the nine months ended September 30, 2011, a net increase of $7.7 million, compared to $66.4 million for the nine months ended September 30, 2010. The increase of $7.7 million in expenses was primarily attributable to (i) an increase of $8.0 million in compensation and benefits, which includes an increase of $3.8 million in profit sharing compensation expense, partially offset by (ii) a net decrease of $0.3 million in general and administrative and allocable expenses.

Three months ended September 30

Pre-tax distributable earnings decreased by $13.7 million primarily due to:

Revenues

Management fees were $27.9 million for the three months ended September 30, 2011, a net increase of $3.4 million, compared to $24.5 million for the three months ended September 30, 2010. Management fees increased $3.4 million primarily due to a net increase of $3.0 million in management fees from the Fortress Macro Funds (including related managed accounts), primarily as a result of net capital raises, and an increase of $0.9 million in management fees from the Fortress Asia Macro Fund, which launched in March 2011.  These increases in management fees were partially offset by net decreases of $0.3 million and $0.2 million in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of a decrease in management fees from the Drawbridge Global Macro Fund SPV, which is no longer subject to management fees as of July 31, 2010, and net capital outflows.

Incentive income, which is determined on a fund—by-fund basis, was $1.4 million for the three months ended September 30, 2011, a net decrease of $19.9 million, compared to $21.3 million for the three months ended September 30, 2010.  Incentive income decreased $19.9 million primarily due to net decreases of $20.5 million and $0.8 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily due to negative 2011 performance bringing nearly all capital eligible for incentive income below its respective high water mark, as compared to the prior comparative period.  These decreases to incentive income were partially offset by a net increase of $1.5 million in the incentive income generated by Fortress Commodities Funds (including related managed accounts) primarily as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in the third quarter of 2011 and generated subsequent positive performance.

Expenses

Expenses were $23.7 million for the three months ended September 30, 2011, a net decrease of $2.8 million, compared to $26.5 million for the three months ended September 30, 2010. The decrease of $2.8 million in expenses was primarily attributable to (i) a decrease of $3.0 million in compensation and benefits, which includes a decrease of $1.3 million in profit sharing compensation expense, partially offset by (ii) a net increase of $0.2 million in general and administrative and allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2011 vs. 2010	Three Months Ended September 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Segment revenues
Management Fees	$96,122	$94,691	$1,431	$34,919	$27,778	$7,141
Incentive Income	49,923	52,397	(2,474)	(4,274)	39,457	(43,731)
Segment revenues — total	$146,045	$147,088	$(1,043)	$30,645	$67,235	$(36,590)
Pre-tax distributable earnings	$27,628	$41,149	$(13,521)	$(1,788)	$15,551	$(17,339)

Nine months ended September 30

Pre-tax distributable earnings decreased by $13.5 million primarily due to:

Revenues

Management fees were $96.1 million for the nine months ended September 30, 2011, a net increase of $1.4 million, compared to $94.7 million for the nine months ended September 30, 2010. Management fees increased $1.4 million primarily due to (i) an increase of $14.7 million in management fees from an advisory agreement which commenced in the first quarter of 2011 and was concluded in the third quarter of 2011, (ii) an increase of $1.7 million in management fees from the Worden Funds, which launched in 2010, and (iii) a $0.7 million net increase in management fees for the Drawbridge Special Opportunities Fund primarily as a result of capital raises and positive performance partially offset by capital distributions.  These increases in management fees were partially offset by a $15.7 million decrease in management fees from the Value Recovery Funds and related assets, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible.

Incentive income, which is determined on a fund—by-fund basis, was $49.9 million for the nine months ended September 30, 2011, a net decrease of $2.5 million, compared to $52.4 million for the nine months ended September 30, 2010.  Incentive income decreased $2.5 million primarily due to (i) a $5.4 million decrease in incentive income from a third party account whose investments were fully realized in 2010 and (ii) a $0.7 million decrease in incentive income generated by the

Worden Funds.  These decreases were partially offset by a net increase of $3.7 million in incentive income from the Drawbridge Special Opportunities Funds due to an increase in profit eligible for incentive income as the funds met or exceeded their high water marks in 2010 and generated subsequent positive performance.

Expenses

Expenses were $118.4 million for the nine months ended September 30, 2011, a net increase of $12.5 million, compared to $105.9 million for the nine months ended September 30, 2010. The increase of $12.5 million in expenses was primarily attributable to (i) an increase of $6.8 million in compensation and benefits, which is net of a decrease of $1.3 million in profit sharing compensation expense, and (ii) a net increase of $5.7 million in general and administrative and allocable expenses, primarily related to the advisory agreement which commenced in the first quarter of 2011 and was concluded in the third quarter of 2011.

Three months ended September 30

Pre-tax distributable earnings decreased by $17.3 million primarily due to:

Revenues

Management fees were $34.9 million for the three months ended September 30, 2011, a net increase of $7.1 million, compared to $27.8 million for the three months ended September 30, 2010.  Management fees increased $7.1 million primarily due to (i) an increase of $7.8 million in management fees from an advisory agreement which commenced in the first quarter of 2011 and was concluded in the third quarter of 2011, (ii) an increase of $0.5 million in management fees from the Worden Funds, and (iii) a $1.0 million net increase in management fees for the Drawbridge Special Opportunities Fund, primarily as a result of capital raises and positive performance partially offset by capital distributions.  These increases in management fees were partially offset by a $2.1 million decrease in management fees from the Value Recovery Funds and related assets.

Incentive income, which is determined on a fund—by-fund basis, was ($4.3) million for the three months ended September 30, 2011, a net decrease of $43.7 million, compared to $39.5 million for the three months ended September 30, 2010.  Incentive income decreased $43.7 million primarily due to decreases of $39.8 million and $3.9 million in incentive income from the Drawbridge Special Opportunities Funds and the Worden Funds, respectively, due to the reversal in the third quarter of 2011 of a portion of the incentive income recorded during the first half of 2011, as compared to the incentive income recorded in the prior comparative period.

Expenses

Expenses were $32.4 million for the three months ended September 30, 2011, a net decrease of $19.3 million, compared to $51.7 million for the three months ended September 30, 2010. The decrease of $19.3 million in expenses was primarily attributable to (i) a decrease of $23.2 million in compensation and benefits, which includes a decrease of $19.4 million in profit sharing compensation expense, partially offset by (ii) a net increase of $3.9 million in general and administrative and allocable expenses, primarily related to the advisory agreement which commenced in the first quarter of 2011 and was concluded in the third quarter of 2011.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Management Fees	$52,187	$32,171	$20,016	$19,551	$10,857	$8,694
Incentive Income	99,666	140,845	(41,179)	19,813	9,299	10,514
Segment revenues - total	$151,853	$173,016	$(21,163)	$39,364	$20,156	$19,208
Pre-tax distributable earnings	$80,776	$82,067	$(1,291)	$23,595	$7,277	$16,318

Nine months ended September 30

Pre-tax distributable earnings decreased by $1.3 million primarily due to:

Revenues

Management fees were $52.2 million for the nine months ended September 30, 2011, a net increase of $20.0 million, compared to $32.2 million for the nine months ended September 30, 2010. Management fees increased by $20.0 million primarily due to a $22.3 million increase in management fees attributable to net capital calls or commitments made after 2009, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, Global Opportunities Fund and a third party account we manage.  These increases in management fees were partially offset by (i) a net decrease of $1.7 million in management fees primarily due to the Japan Opportunities Fund which had a management fee catch-up in 2010 for new investors who were admitted in subsequent closings of the fund, and (ii) a $0.6 million decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Assets Overflow Fund.

Incentive income was $99.7 million for the nine months ended September 30, 2011, a net decrease of $41.2 million, compared to $140.8 million for the nine months ended September 30, 2010.  Incentive income decreased $41.2 million primarily due to a $59.8 million decrease in incentive income primarily as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund and a third party account we manage during the nine months ended September 30, 2011 as compared to the prior comparative period.  This decrease in incentive income was partially offset by an increase of $18.6 million in incentive income generated primarily from the Japan Opportunities Fund, Credit Opportunities Fund II, FCO MA II, Real Assets Fund, Assts Overflow Fund and Long Dated Value Fund III for the nine months ended September 30, 2011 as compared to the prior comparative period.

Expenses

Expenses were $71.1 million for the nine months ended September 30, 2011, a net decrease of $19.8 million, compared to $90.9 million for the nine months ended September 30, 2010. The net decrease of $19.8 million in operating expenses was primarily attributable to a decrease of $24.3 million in compensation and benefits expense, primarily related to profit sharing compensation expense.  This decrease was partially offset by a net increase of $4.5 million in general and administrative and allocable expenses.

Three months ended September 30

Pre-tax distributable earnings increased by $16.3 million primarily due to:

Revenues

Management fees were $19.6 million for the three months ended September 30, 2011, a net increase of $8.7 million, compared to $10.9 million for the three months ended September 30, 2010. Management fees increased by $8.7 million primarily due to (i) a $9.0 million increase in management fees attributable to net capital calls or commitments made after the second quarter of 2010, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, Global Opportunities Fund and a third party account we manage and (ii) an increase of $0.2 million attributable to the Japan Opportunities Fund as a result of changes in foreign currency exchange rates.  These increases were partially offset by a $0.4 million decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Assets Overflow Fund.

Incentive income was $19.8 million for the three months ended September 30, 2011, a net increase of $10.5 million, compared to $9.3 million for the three months ended September 30, 2010.  Incentive income increased $10.5 million primarily as a result of an $11.7 million increase in incentive income generated primarily from the Japan Opportunities Fund, Credit Opportunities Fund II, FCO MA II, Long Dated Value Fund III, Real Assets Fund and a third party account we manage for the three months ended September 30, 2011 as compared to the prior comparative period.  These increases were partially offset by a $1.2 million decrease in incentive income generated within Credit Opportunities Fund during the three months ended September 30, 2011 as compared to the prior comparative period.

Expenses

Expenses were $15.8 million for the three months ended September 30, 2011, a net increase of $2.9 million, compared to $12.9 million for the three months ended September 30, 2010. The net increase of $2.9 million in operating expenses was primarily attributable to an increase of $2.7 million in compensation and benefits expense, primarily related to profit sharing compensation expense, and a net increase of $0.2 million in general and administrative and allocable expenses.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Nine Months Ended September 30,		2011 vs. 2010	Three Months Ended September 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Pre-tax distributable earnings (loss)	$(7,473)	$10,860	$(18,333)	$(7,944)	$6,540	$(14,484)

Nine months ended September 30

Pre-tax distributable earnings decreased by $18.3 million primarily due to:

•      a $2.1 million increase in net investment income primarily as a result of a decrease in recorded impairments of $3.5 million and $0.6 million with respect to our investments in our private equity funds and special investments in our hedge funds, respectively, for the nine months ended September 30, 2011 as compared to the prior comparative period.  These decreases in recorded impairments were partially offset by the recording of $2.0 million of impairments with respect to our investments in Eurocastle for the nine months ended September 30, 2011;

•      an $11.4 million decrease in net investment income from realizations and the performance of our investments in our funds. The $11.4 million net decrease in investment income was due to a net decrease of $1.1 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $10.3 million attributable to our investments in our hedge funds for the nine months ended September 30, 2011 as compared to the prior comparative period;

•      a $2.9 million decrease in net investment income due to a net increase in interest expense primarily due to (i) an increase of $4.2 million primarily due to an increase in the average interest rate paid as compared to the nine months ended September 30, 2010, partially offset by (ii) a decrease of $1.3 million in the amortization of financing costs;

•      a $3.0 million decrease in net investment income due to a decrease in dividend income earned from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•      a $3.0 million decrease in net investment income due to the realized losses on our foreign currency hedges for the nine months ended September 30, 2011 as compared to the prior comparative period.

Three months ended September 30

Pre-tax distributable earnings decreased by $14.5 million primarily due to:

•      a $1.8 million decrease in net investment income primarily as a result of recording $2.0 million of impairments with respect to our investments in Eurocastle for the three months ended September 30, 2011.  This increase in impairments was partially offset by a decrease in recorded impairments of $0.2 million with respect to our special investments in our hedge funds for the three months ended September 30, 2011 as compared to the prior comparative period;

•      a $10.2 million decrease in net investment income from our investments in our funds. The $10.2 million net decrease in investment income was due to a net decrease of $0.4 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $9.8 million attributable to our investments in our hedge funds for the three months ended September 30, 2011 as compared to the prior comparative period;

•      a $1.0 million decrease in net investment income due to a net increase in interest expense primarily due to (i) an increase of $1.4 million primarily due to an increase in the average interest rate paid as compared to the three months ended September 30, 2010, partially offset by (ii) a decrease of $0.4 million in the amortization of financing costs;

•      a $0.6 million decrease in net investment income due to a decrease in dividend income earned from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•      a $0.7 million decrease in net investment income due to a $1.2 million decrease as a result of foreign currency translation adjustments, partially offset by $0.5 million of realized losses on foreign currency hedges recorded  for the three months ended September 30, 2010.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2011:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$63	$—	$63	$ N/A
Fund II	1,095	—	1,095	N/A
Fund III and Fund III Coinvestment	9,565	5,038	4,527	N/A
Fund IV and Fund IV Coinvestment	105,111	79,575	25,536	N/A
Fund V and Fund V Coinvestment	136,453	74,082	62,371	N/A
Long Dated Value Funds	20,115	14,998	5,117	N/A
Real Assets Funds	24,303	14,835	9,468	N/A
Credit Opportunities Funds	47,438	33,212	14,288	(62)
Mortgage Opportunities Funds	4,138	330	3,808	N/A
Asia Funds (Japan Opportunity and Global Opportunities)	6,387	5,198	1,221	(32)
WWTAI	1,125	1,350	N/A	(225)
Real Estate Opportunities Fund	230	238	N/A	(8)
Other Funds (combined)
GAGFAH (XETRA: GFJ)	6,096	2,880	3,216	N/A
Brookdale (NYSE: BKD)	17,130	8,136	8,994	N/A
Private investment #1	241,210	207,357	33,853	N/A
Private investment #2	94,731	43,866	50,865	N/A
Castles
Eurocastle (EURONEXT: ECT)	81	81	N/A	N/A
Newcastle (NYSE: NCT)	4,175	667	3,508	N/A
Other
Hedge fund side pocket investments	84,192	67,696	17,128	(632)
Direct investments	100,258	65,001	35,272	(15)
Total	$903,896	$624,540	$280,330	$(974)

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

Unallocated

	Nine Months Ended September 30,		2011 vs. 2010	Three Months Ended September 30,		2011 vs. 2010
	2011	2010		$2011	2010	$
Pre-tax distributable earnings (loss)	$(12,197)	$(12,148)	$(49)	$(4,156)	$(5,443)	$1,287

Nine months ended September 30

Pre-tax distributable loss increased by less than $0.1 million primarily due to:

•      a $6.2 million increase in management fees due to the Logan Circle acquisition in April 2010; offset by

•      a $6.2 million increase in operating and acquisition expenses primarily due to the Logan Circle acquisition in April 2010.

Three months ended September 30

Pre-tax distributable loss decreased by $1.3 million primarily due to:

•      a $1.3 million decrease in operating expenses primarily due to a decrease in expenses related to Logan Circle for the three months ended September 30, 2011 as compared to the prior comparative period.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2011, the receipt of approximately $107.2 million of management fees had been deferred, of which $12.0 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $34.0 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $313.7 million at September 30, 2011, our available draws under our credit facility of $53.9 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Adjusted EBITDA as defined in our credit agreement) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”).  Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates.  The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of September 30, 2011, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2011 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,993
FECI	1,551
WWTAI	6,150
Credit PE Funds
Credit Opportunities Fund	12,228
Credit Opportunities Fund II	3,133
Credit Opportunities Fund III	600
FTS SIP L.P.	524
FCO MA LSS	927
FCO MA II	5,726
FCO MA Maple Leaf	3,337
Long Dated Value Fund I	460
Long Dated Value Fund II	1,747
Long Dated Value Fund III	165
LDVF Patent Fund	41
Real Assets Fund	21,150
Assets Overflow Fund	200
Japan Opportunity Fund	2,889
Net Lease Fund I	301
Global Opportunities Fund	3,452
Life Settlements Fund	92
Life Settlements Fund MA	61
Real Estate Opportunities Fund	512
Karols Development Co	5,272
Other	621
Total	$91,713

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

October 1 to December 31, 2011	$5,311
2012	21,620
2013	21,357
2014	20,475
2015	18,877
2016	17,027
Thereafter	1,942
Total	$106,609

Debt Obligations

As of September 30, 2011, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				September 30, 2011
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	September 30, 2011	December 31, 2010	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	0.00%	—
Term loan	270,000	277,500	Oct 2015	6.09%	3.04
Total	$270,000	$277,500		6.09%	3.04

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

(3)         Approximately $53.9 million was undrawn on the revolving debt facility as of September 30, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $6.1 million was utilized.

Assuming no Free Cash Flow—based required repayments, our outstanding debt matures as follows as of September 30, 2011 (in thousands).

October 1 - December 31, 2011	$8,750
2012	35,000
2013	35,000
2014	35,000
2015	156,250
Total	$270,000

Mandatory principal repayments of 50% of Free Cash Flow of each calendar year, up to a limit, as defined in the 2010 Credit Agreement, for each of the years 2011 through 2014 are required to be made in April of each subsequent year (2012 through 2015). Although these mandatory repayments are calculated based on annual Free Cash Flow, for the nine months ended September 30, 2011, the repayment which would be made, if such period were calculated by itself, is estimated to be $63.8 million.

During the nine months ended September 30, 2011, the average face amount of our outstanding debt was approximately $275.0 million and the highest face amount outstanding at one time during this period was $277.5 million. During this period, we did not incur any new short-term borrowings.

As a result of  our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of September 30, 2011, the outstanding balance was approximately $323.6 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of September 30, 2011. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of September 30, 2011.

	September 30, 2011
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,010	(A)
Consolidated Leverage Ratio	< 2.75	0.69	(B)
Minimum Investment Assets Ratio	> 2.00	4.35	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	4.63	(B)

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

September 30, 2011
Outstanding debt	$270.0
Plus: Outstanding letters of credit	6.1
Less: Cash (up to $50 million)	(50.0)
Net debt	$226.1

Twelve Months Ended
September 30, 2011
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(851.8)
Depreciation and amortization, interest expense and income taxes	74.6
Extraordinary or non-recurring gains and losses	—
Incentive Income Adjustment	(14.7)
Other Income Adjustment	(102.1)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,220.2
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$326.2
Permitted tax distributions	$77.2
Fixed charges	$53.8

(C)        Impacted by capital investments in funds and the valuation of such funds’ investments.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference herein.

Dividends / Distributions

During the nine months ended September 30, 2011, Fortress Operating Group declared distributions of $21.4 million to the principals and a senior employee in connection with tax obligations.

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

As noted above, our board of directors recently approved a revised dividend policy. Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we may pay dividends in accordance with our stated dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, if such a payment would violate the terms of our credit agreement, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may borrow funds to pay dividends, but we are not obligated to do so. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Operating Activities

Our net cash flow provided by (used in) operating activities was $121.2 million and $218.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Operating Activities — Comparative

Cash received for management fees increased by $64.1 million from $309.7 million in 2010 to $373.8 million in 2011. Management fees are based on average AUM, which increased from 2010 to 2011 (private equity funds decreased by less than ($0.1) billion, Castles increased by $0.2 billion, liquid hedge funds increased by $0.7 billion, credit hedge funds decreased by ($0.7) billion, and credit PE funds increased by $2.0 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions and losses. However, approximately $107.2 million of management fees were past due at September 30, 2011, as opposed to $64.9 million at December 31, 2010, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and managed accounts or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $47.0 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2011.

Cash paid for compensation increased by $114.9 million from the nine months ended September 30, 2010 compared to September 30, 2011. Bonuses and profit sharing payments are generally paid in January of the year following the year in which they are earned, so this change is primarily related to an increase in bonuses earned in 2010 compared to 2009.

Cash paid for interest increased approximately $2.8 million primarily due to an increase in the weighted average interest rate to 5.75% in 2011 as compared to 2.78% in 2010. This was partially offset by a lower average debt balance of $275.0 million in 2011 compared to $370.5 million in 2010.

Cash received for tax refunds increased by $8.2 million for the nine months ended September 30, 2011 compared to September 30, 2010.

Investing Activities

Our net cash flow provided by (used in) investing activities was $96.0 million and ($18.0) million during the nine months ended September 30, 2011 and 2010, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($69.9) million and ($48.9) million during the nine months ended September 30, 2011 and 2010, respectively, (ii) distributions of capital from equity method investees of $179.3 million and $46.0 million during the nine months ended September 30, 2011 and 2010, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($13.4) million and ($1.6) million during the nine months ended September 30, 2011 and 2010, respectively. In addition, Fortress used a net $13.5 million of cash during the nine months ended September 30, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($114.1) million and ($163.9) million during the nine months ended September 30, 2011 and 2010, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($61.5) million and ($55.3) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($58.2) million and ($67.3) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $13.1 million and $0.1 million during these periods, respectively, and (iv) our borrowing and repayment activity.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2011. As of September 30, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity	Liquid Hedge Funds (B)		Credit Hedge	Credit PE	Total Investment
Basis for Determining Fair Value	Funds	Long	Short	Funds	Funds	Company Holdings
1. Quoted market prices	6%	32%	78%	1%	3%	5%
2. Other observable market parameters	4%	26%	22%	1%	0%	4%
3A. Third party pricing sources with significant unobservable market parameters (A)	6%	31%	0%	97%	58%	45%
3B. Internal models with significant unobservable market parameters	84%	11%	0%	1%	39%	46%
Total	100%	100%	100%	100%	100%	100%

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

As of September 30, 2011, $10.6 billion of investments in our private equity funds, $0.4 billion of investments in our liquid hedge funds, $0.1 billion of investments in our credit hedge funds, and $2.4 billion of investments in our credit PE funds are valued by internal models with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 (A or B) would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2011, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.0 million or (6.8 million) (A)	$1.7 million	$14.6 million	$0.4 million or ($1.9 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$56.2 million	$11.6 million	$3.0 million	$9.6 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)     Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2011, $3.7 billion of such portfolio companies valued at level 3 (A or B) were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2011 is the current reset date.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption in years beyond 2010. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of  the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our federal taxable income for historical periods before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average of ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9
2008	$48.0
2009	$24.8
2010	$77.6
2011 - 2015: Average Required	$57.7
2016 - 2021: Average Required	$81.0

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

See Note 9 to Part I, Item 1 “Financial Statements — Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of September 30, 2011, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $968.3 million as of December 31, 2010 to $929.3 million as of September 30, 2011.

Our debt obligations payable decreased from $338.3 million as of December 31, 2010 to $318.4 million as of September 30, 2011, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of September 30, 2011, which we refer to as intrinsic clawback, was $100.4 million as compared to $93.6 million at December 31, 2010.

Our estimated liability under the tax receivable agreement decreased from $295.5 million at December 31, 2010 to $282.2 million at September 30, 2011, primarily as a result of payments made.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $101.9 million as of December 31, 2010 to $91.7 million as of September 30, 2011.

Our operating lease agreement obligations increased from $100.2 million at December 31, 2010 to $106.6 million at September 30, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2011 (in thousands):

Assets
Investments	$1,061,460

Liabilities
Debt obligations payable	$270,000

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2011, approximately 40% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•                             For hedge funds, other than the Value Recovery Funds and certain advisory engagements, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments and non-investment assets and liabilities of the funds. For the Value Recovery Funds and advisory engagements, management fees are based on realizations, which are not dependent on current estimated fair value, and, in some cases, a fixed fee. For certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

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

•                             Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2011 would increase or decrease future incentive income by $176.7 million or ($107.8) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•                             Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on September 30, 2011 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2011 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$5.3	$ N/A	(E)	$61.8	$5.3	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	10.2	N/A	(G)	20.0	10.2	35.1		11.7
Credit
Hedge Funds	10.3	N/A	(G)	2.0	10.3	65.0		1.9
PE Funds	0.4	N/A	(E)	9.9	0.4	N/A	(E)	N/A
Total	$26.2	$—		$93.7	$26.2	$100.1		$13.6

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(8.1)	$ N/A	(E)	$(61.8)	$(8.1)	$ N/A	(E)(F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(10.2)	N/A	(G)	(20.0)	(10.2)	(1.2)		(11.7)
Credit
Hedge Funds	(10.3)	N/A	(G)	(2.0)	(10.3)	(44.9)		(1.9)
PE Funds	(2.0)	N/A	(E)	(9.9)	(2.0)	N/A	(E)(F)	N/A	(F)
Total	$(30.6)	$—		$(93.7)	$(30.6)	$(46.1)		$(13.6)

(A)                  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                    Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.0 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                    The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $3.5 million.

(D)                   Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $1.9 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2011, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of September 30, 2011, we had a $0.1 million investment in Eurocastle and a $35.9 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $24.7 million investment in Karols Development Co. and $6.3 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2011, we estimate the gains and losses for the nine months ended September 30, 2011 in relation to the value of the investments would increase or decrease by approximately $3.8 million. In addition, we held $32.3 million of foreign-denominated cash as of September 30, 2011.

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

In addition, our credit agreement requires that we make significant amortization payments prior to the maturity of the facilities in October 2015, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations.” Making these payments will require a significant amount of our available cash flow, which could otherwise be applied to other purposes such as making investments or paying dividends.

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

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. In particular, our liquid hedge and, to a lesser extent, credit fund businesses are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and reputational damage.

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

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these private equity style funds, as of September 30, 2011, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts.  See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $60 million revolving credit facility and a $270 million term loan facility.  As of September 30, 2011, we had a $270 million term loan outstanding and nothing outstanding under our revolving credit facility ($6.1 million of letters of credit were outstanding under a letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have advanced to those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2011, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $107.2 million, of which $12.0 million has been fully reserved by us, and the aggregate amount of advances made by the public company to various of our managed funds to cover expenses was approximately $34.0 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests, including from affiliates, for a total of $1.3 billion during the period ended September 30, 2011 and $1.2 billion and $2.3 billion during the years ended December 31, 2010 and 2009, respectively, and our credit hedge funds received return of capital requests, including from affiliates, for $0.6 billion during the period ended September 30, 2011 and for $0.9 billion and $1.4 billion during the years ended December 31, 2010 and 2009, respectively. In October 2011, the due date on which redemption requests may be made with respect to our flagship credit hedge fund passed, and we received $0.2 billion of additional redemption requests with respect to this fund subsequent to quarter end.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of September 30, 2011, the cumulative clawback obligation to investors in these funds would be approximately $66.0 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009.  Our liquid hedge funds received redemption requests, including affiliates, for a total of $1.3 billion during the period ended September 30, 2011 and $1.2 billion and $2.3 billion during the years ended December 31, 2010 and 2009, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests, including from affiliates, for those credit hedge funds were $0.6 billion for the period ended September 30, 2011 and $0.9 billion and $1.4 billion for the years ended December 31, 2010 and 2009, respectively. In October 2011, the due date on which redemption requests may be made with respect to our flagship credit hedge fund passed, and we received $0.2 billion of additional redemption requests with respect to this fund subsequent to quarter end.

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

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in exchange values. Recently, the instability of the euro zone, including fears of sovereign debt defaults, and stagnant growth of certain euro zone member states have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states.  If this were to occur, euro-issued assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks.  Even if the euro is maintained, continued concerns regarding the stability of the euro zone and the potential effects of government intervention intended to address it could materially adversely affect our business

Foreign investments may also expose us to political, social and economic uncertainties affecting a country or region, or to political hostility to investments by foreign or private equity investors. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2011, we had 494,994,029 outstanding Class A shares on a fully diluted basis, including 31,921,678 resulting from vested equity compensation granted pursuant to our equity incentive plan, 35,779,775 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 570,293 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 64,758,208 Class A shares and Fortress Operating Group units that remain available for future grant under our equity incentive plan. Approximately 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2011 and 2010, respectively, and became eligible for resale by the holders, with a similar amount vesting on each of the two succeeding anniversaries of that date. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2011 and 2010, respectively, the number of shares reserved for issuance pursuant to this calculation increased by 13,161,401 and 4,868,553 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

10.12                   Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001- 33294), Exhibit 10.25).

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

10.17                   Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

10.18                   Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

10.19                   Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

10.20                   Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

10.21                   Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

10.22                   Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011).

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

November 3, 2011

By:	/s/ Daniel H. Mudd
Daniel H. Mudd
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 3, 2011

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

November 3, 2011