Form 10-K
period 2011-12-31
Fortress Investment Group LLC
filed 2012-02-28
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):  ☐ Yes  ☒ No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2011 (computed based on the closing price on such date as reported on the NYSE) was $567 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 189,905,184 outstanding as of February 27, 2012.

Class B shares: 305,857,751 outstanding as of February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2012 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(i)

the capital commitments or invested capital (or NAV, if lower) of our private equity funds and credit PE funds,depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

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

“Fortress Operating Group” refers to the combined entities, which are in part owned directly by the principals and one senior employee, and in part owned indirectly by Fortress Investment Group LLC, and whose equity interests are comprised of Fortress Operating Group units (“FOGUs”).

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.  See “Business — Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I

Item 1.    Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading, highly diversified global investment management firm with approximately $43.7 billion in AUM as of December 31, 2011. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of approximately 1,400 institutional clients and private investors worldwide. Accordingly, because fund investors own the various funds, we do not consolidate them at the Fortress level. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2011, Fortress’s investments in and commitments to our funds were $1.2 billion, consisting of the net asset value of Fortress’s principal investments of $1.1 billion, and unfunded commitments to private equity funds and credit PE funds of $0.1 billion.

We currently have approximately 979 employees, including approximately 239 investment professionals, at our headquarters in New York and our affiliate offices around the globe.

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

Recent Developments

•                  During 2011, we raised $4.2 billion of new third-party capital and launched 8 new funds, including our Asia Macro Fund. As of December 31, 2011, we had $3.9 billion of capital commitments from investors to our funds that will be included in AUM when called.

•                  Fortress’s principals, Wesley Edens, Peter Briger, Robert Kauffman, Randal Nardone and Michael Novogratz, entered into new five-year employment agreements, effective as of January 1, 2012, and accelerated the termination of their previous agreements.

•                  Our board of directors approved a revised dividend policy under which it reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 was $0.05 per share.

Key Performance Indicators

As mentioned above, we earn management fees, incentive income, and investment income (loss). From these earnings we pay compensation, interest, and other expenses, as well as taxes, to arrive at our net operating performance.

Net Income and Distributable Earnings

Our net income reflects our operating performance pursuant to generally accepted accounting principles (“GAAP”). We also use pre-tax distributable earnings, which is a non-GAAP measure, as a measure of our operating performance and to report segment results. For more information on these performance measures, please refer to Part II, Item 8 “Financial Statements and Supplementary Data.” Pre-tax distributable earnings is specifically addressed in “Note 11 — Segment Reporting” within those financial statements.

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Assets Under Management.” For more information on our management fee rates, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 3 Management Agreements and Fortress Funds.”

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In some cases, we earn incentive income only if a fund’s investments meet specified performance thresholds. We therefore monitor our funds’ proximity to such performance thresholds. For more information on our funds’ performance, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance of our Funds.”  For more information on our funds’ incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 3 Management Agreements and Fortress Funds.”

Investment Performance

The investment income (loss) from our principal investments is recorded currently (i.e., whether or not realized) in net income (loss), generally based on the net asset values of the funds in which we have invested (our “principal investments”). For segment reporting purposes, investment income (loss) is recorded only when income (loss) from a fund investment becomes realized or realizable, as applicable. Therefore, for segment reporting purposes, investment income (loss) does not reflect unrealized gains or losses embedded in certain of our investments. For more information on the investment income (loss) included in net income (loss), please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 4 — Investments and Fair Value.”  For more information on the unrealized gains (losses) currently embedded in our principal investments for segment reporting purposes, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis — Principal Investments.”

Our investments were historically financed by our credit agreement, although we have not drawn on that agreement to finance investments made in recent years. For more information on our credit agreement, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 5 — Debt Obligations.”

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and credit funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2011, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $12.5 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $5.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments.

Credit Funds — a business that manages approximately $12.2 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $13.5 billion of AUM, as a separate segment until such time as its operations become material.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2011	2010	2009

Private Equity
Funds
Management Fees	$131,898	$138,038	$131,470
Incentive Income (A)	(1,748)	41,649	36,506

Castles
Management Fees	53,357	48,135	50,362
Incentive Income	—	—	—

Liquid Hedge Funds
Management Fees	108,873	98,671	97,038
Incentive Income	3,787	67,159	15,156

Credit Funds
Hedge Funds
Management Fees	121,835	124,180	105,089
Incentive Income	78,460	102,712	999
PE Funds
Management Fees	73,273	48,421	39,849
Incentive Income (A)	117,598	157,646	22,792

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

Private Equity Funds

Fortress Investment Funds

Our private equity business is made up primarily of a series of funds named the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a one to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees of 1.0% to 1.5% are generally charged on committed capital during the investment period of a new fund, and then on invested capital (or NAV, if lower), and may decrease in later periods. We also generally earn a 10% to 25% share of the profits on each realized investment in a fund — our incentive income — subject to the fund’s achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

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

Fortress Macro Funds

The Fortress Macro Funds, and Fortress’s legacy macro-strategy funds, the Drawbridge Global Macro Funds, apply an investment process based on macroeconomic fundamental, market momentum and technical analyses to identify strategies offering a favorable risk-return profile. The funds’ investment strategies are premised on the belief that imbalances in various financial markets are created from time to time by the influence of economic, political and capital flow factors. Directional and relative value strategies are applied to exploit these conditions. The funds have the flexibility to allocate capital dynamically across a wide range of global strategies, markets and instruments as opportunities change, and are designed to take advantage of a wide variety of sources of market, economic and pricing data to generate trading ideas.

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

Fortress Asia Macro Funds

The Fortress Asia Macro Funds were launched in March 2011. The funds invest in global fixed income, commodities, currency and equity markets, and their related derivatives, thematically related to the Asia-Pacific region through a fundamental macroeconomic strategy that focuses on liquid investments. The funds’ investment program focuses on global trading and capital flows that affect one or more of the Asian countries and/or are affected by them and the region as a whole. Management fee rates for these funds range from 1.5% to 2.0% and we earn incentive income generally equal to 20% of their profits.

Commodities Funds

The principal investment objective of these funds is to seek a superior total return on assets by executing a directional investment strategy in the global commodity and equity markets. These funds seek to identify optimal risk-adjusted strategies by assessing opportunities along various points of the relevant commodity and equity supply chains. These funds expect to invest across multiple sectors within the commodity asset class ranging from energy to metals to agriculture and within the cyclical, industrial, and commodity equity universe. Management fee rates for these funds range from 1.5% to 2.0% and we earn incentive income generally equal to 20% of their profits, in some cases subject to a threshold return.

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

Asia Funds

We launched the Fortress Japan Opportunity Funds in 2009 to take advantage of the significant distressed opportunities that have emerged in Japan similar to those witnessed after the 1997 Asian financial crisis.  The Funds will primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, we launched the Fortress Global Opportunities (Yen) Fund in the second half of 2010 to make opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund.  This fund will invest primarily in Asia, Australia, North America and Western Europe, but may also invest elsewhere on an opportunistic basis.

Real Estate Opportunities Funds

Fortress established the Real Estate Opportunities Funds in 2011 primarily to make opportunistic commercial real estate investments.  The investment objective of the funds is to generate superior risk adjusted returns by opportunistically investing in commercial real estate and real estate-related (collectively, “CRE”) assets, equity investments, loans, securities, and other investments that we believe have the potential to achieve significant total returns generally within a three-to-seven year time horizon.  The funds intend to make value-oriented investments throughout the capital structure of CRE assets.

Competition

The investment management industry is intensely competitive, and we expect the competition to intensify in the future.  We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies, divesting our investments and making other investments.  Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties.  Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively than we bid for investments that we want to make or accept legal or regulatory limitations or risks we would be unable or unwilling to accept.  Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment.  Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.  Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital. Lastly, the market for qualified investment professionals is intensely competitive.  Our ability to continue to compete effectively will depend upon our ability to attract, retain and motivate our employees.

Where Readers Can Find Additional Information

Fortress files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Readers may read and copy any document that Fortress files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Public Shareholders — Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

The leverage ratio, fixed charge coverage ratio and minimum investment assets ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month.  Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance.  For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate; our fixed charge coverage ratio fluctuates depending upon various revenues and expenses relative to our outstanding funded indebtedness and cash on hand; and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and, in the case of AUM, our net capital raised or returned.  The investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition were adversely affected by the recession.  A material default by any portfolio company in which we have a material direct or indirect investment could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement.

In addition, our credit agreement requires that we make significant amortization payments prior to the maturity of the facilities in October 2015, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations.” Making these payments will require a significant amount of our available cash flow, which could otherwise be applied to other purposes such as making investments or paying dividends. Furthermore, the application of our consolidated fixed charge coverage ratio covenant may limit our ability to pay dividends in the future in certain circumstances, even when we would otherwise be in compliance with the covenant.

A failure by us to comply with the covenants or amortization requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.  In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets.  If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.  For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,”  “—Debt Obligations,” and “—Covenants.”

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Robert Kauffman, Randal Nardone and Michael Novogratz. One of our principals, Randal Nardone, was recently appointed interim Chief Executive Officer of the company in addition to his other duties. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals.  Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro funds. The loss of the co-chief investment officer of the Fortress Macro funds and chief investment officer of the Fortress Asia Macro funds, Adam Levinson, also could result in withdrawal requests.  Substantial withdrawals would have a material adverse effect on the Fortress Macro funds, Fortress Asia Macro funds, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could lead possibly to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of either Mr. Novogratz or Mr. Levinson, could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

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

Our success depends on our ability to retain our managing directors and the other members of our investment management team and to recruit additional qualified personnel. We refer to these key employees (other than our principals) collectively as our investment professionals. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses (in particular California) have public policies limiting the enforcement of restrictive covenants applicable to employees. In addition, these agreements will expire after a certain period of time following resignation or termination, at which point such persons would be free to compete against us and solicit investors in our funds, clients and employees.

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts.  For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability.  In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “— Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.”  Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders. In recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the Company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.”  For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year.  If an investment professional’s annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year.  If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation.  Similarly, many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals’ grants of carried interest in such fund will have similarly decreased value. To retain such professionals, the fund’s manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.  This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for initial public offerings of portfolio companies.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge and, to a lesser extent, credit fund businesses are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products we introduce create (and recently introduced products have created) a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack, we could suffer financial loss, a disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential or other information. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

We could be sued by many different parties, including our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, and regulators, among others. We have been a defendant in many such lawsuits in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits.  Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations, including conflicts of interest, improper related party transactions, breaches of financing or other agreements, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments.  It is likely that we would be brought into any lawsuit that involves a fund-related issue.

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

Certain of our consolidated subsidiaries have potentially unlimited liability for the obligations of various Fortress Funds under applicable partnership law principles, because they act as general partners of such funds.  In the event that any such fund were to fall into a negative net equity position, the full amount of the negative net equity would be recorded as a liability on the balance sheet of the general partner entity. Such liability would be recorded on our balance sheet in consolidation until the time such liability was legally resolved.

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

As part of the Dodd-Frank Act, new so-called “whistleblower” provisions have been enacted that will entitle persons who report alleged wrongdoing to the SEC to cash rewards.  We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds.  Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

We do not know whether the U.S. government’s various efforts to attempt to strengthen the economy and the financial markets or its increased focus on the regulation of the financial services industry will adversely affect our business.

In recent years, the U.S. government has taken a number of steps to attempt to strengthen the global financial markets and U.S. economy, including direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the TARP.  There can be no assurance that these steps will have a lasting beneficial impact on the financial markets. To the extent that the markets do not respond favorably to such actions or such actions do not function as intended, there may be broad adverse market implications, which could have a material adverse effect on our business.

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

•                  new registration, recordkeeping and reporting requirements for private fund investment advisers;

•                  exchange-trading of OTC derivatives;

•                  minimum equity retention requirements for issuers of asset-backed securities;

•                  the establishment of a new bureau of consumer financial protection;

•                  new requirements and higher liability standards on credit rating agencies; and

•                  increased disclosure of executive compensation and mandatory shareholder votes on executive compensation.

Since many key rules will be implemented by various regulatory bodies and other groups over the next several years, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that the Act will, among other things, increase our costs of operating as a public company and impose restrictions on our business.  For example, the Act could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies.  The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage.  The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements which will give rise to new administrative costs.  Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable.  Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, the new regulation of over-the-counter derivatives and a recently-adopted implementing rule may require us to register with, and be regulated by, the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator (“CPO”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

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

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, recent aggressive regulatory activities have demonstrated that the mere investigation by authorities of alleged or potential wrong-doing (such as insider trading) has the potential to create a material adverse effect on companies in our industry.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Some of our private equity funds currently qualify as venture capital operating companies, or VCOC, and, therefore, are not subject to the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or that the characteristics of our funds may change. If these funds fail to qualify as VCOCs or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. Approximately one-third of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business.

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted.  If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equityholders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of our registration as an investment adviser. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect holders of our publicly traded Class A shares. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction could harm our reputation, result in redemptions by our fund investors and impede our ability to raise additional capital or new funds, all of which would be materially damaging to the value of our Class A shares.

New European Union legislation for fund managers could increase our costs and make it more difficult to operate and market our funds.

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. The Directive additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, and monitoring the use of leverage.  The final details of AIFMD were agreed in May 2011. However, implementing legislation at an EU and national level has not yet been issued and is unlikely to be made available for review before the middle of 2012. It is anticipated that the applicable new laws will come into force by July 2013, but until the details of the implementing legislation are finalized we will not know what the impact will be on our business.  However, such laws could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility, restrict the size of EU-based funds and generally hamper our ability to grow our business in Europe.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services.  Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. On a regular basis, we bring actual and potential conflicts of interest to the advisory boards of funds that we manage. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. For example, fund investors could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, hamper our ability to raise additional funds and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

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

Additionally, public state pension plans and retirement systems considering an investment in our funds have recently begun requiring us to make certain representations, warranties and covenants with respect to the use of placement agents, political donations and gifts to state employees. A misrepresentation or breach of such covenants could result in damage to Fortress’s reputation or in such investors seeking recovery of losses, withdrawal of their investment, repayment of management fees or liquidated damages, any of which could cause Fortress’s revenues and earnings to decline.

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

•      some of our competitors may agree to more restrictive terms or policies (such as those related to electoral donations or a different standard of care) than we feel comfortable agreeing to, which would allow them to compete for the capital being invested by entities wishing to impose such terms;

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  While management has certified that our internal controls over financial reporting were effective as of December 31, 2011, 2010 and 2009, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth places significant demands on our administrative, operational and financial resources.

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our fee paying assets under management have grown, but of significant differences in the investing strategies of our different businesses. For example, in April 2010, we acquired Logan Circle Partners, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity.  For example, in April 2010 we acquired Logan Circle Partners, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses.  If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity and credit PE businesses, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited.  It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur.  If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity fund and credit PE fund investments are adjusted for accounting purposes to their net asset value at the end of each quarter, resulting in income (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund.  This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

The investment performance of our flagship liquid hedge fund is down approximately 9.3% as of December 31, 2011 from the date on which such fund last earned incentive income.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The net asset values of some of these private equity style funds, as of period end, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective net asset values exceed these amounts.  See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our credit agreement, we have a $60 million revolving credit facility (including a $25 million letter of credit subfacility) and a $261.3 million term loan facility.  As of December 31, 2011, we had a $261.3 million term loan outstanding and nothing outstanding under our revolving credit facility ($3.3 million of letters of credit were outstanding under the letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “—We have previously participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2011, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $107.3 million, of which $12.1 million has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $40.0 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $2.4 billion during the year ended December 31, 2011 and $1.2 billion and $2.0 billion during the years ended December 31, 2010 and 2009, respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $0.8 billion during the year ended December 31, 2011 and $0.7 billion and $1.4 billion during the years ended December 31, 2010 and 2009, respectively.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of December 31, 2011, the cumulative clawback obligation to investors in these funds would be approximately $67.6 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including, but not limited to, travel, leisure, real estate, media and gaming) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds’ investments and, therefore, our actual and potential earnings from management and incentive fees.

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in the following industries, among others: transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living facilities.  If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity business could harm our reputation, which could make it difficult for us to raise capital for our other businesses.  For a description of the consequences to us of poor fund performance, see “—Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

Our Castles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid-2007 and is currently the case for both Castles), our Castles may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with this market disruption, we do not expect to earn incentive income from the Castles for an indeterminate period of time.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent insolvency of a number of major financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “—We are subject to risks in using prime brokers and custodians.”

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

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund’s operations and performance.

Investors in our private equity and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of December 31, 2011, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009.  Our liquid hedge funds received redemption requests from fee-paying investors for a total of $2.4 billion during the year ended December 31, 2011 and $1.2 billion and $2.0 billion during the years ended December 31, 2010 and 2009, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Return of capital requests from fee-paying investors for the credit hedge funds were $0.8 billion for the year ended December 31, 2011 and $0.7 billion and $1.4 billion for the years ended December 31, 2010 and 2009, respectively.

In addition, the investors in our private equity, credit PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund’s investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and credit private equity and, to a lesser extent, credit hedge funds as well as a small number of so-called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. The SEC has recently announced that it is undertaking a significant review of valuation practices within the private equity industry, so there will be increased regulatory scrutiny on the issue in the future. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and credit funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and they are subject to significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds from time to time make significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States.  As a result, the results of a number of our funds have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on our operating results.

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

In addition, these investments could subject our private equity, credit PE funds and hedge funds to certain potential additional liabilities that may exceed the value of their original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.

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

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in exchange values. Recently, the instability of the euro zone, including fears of sovereign debt defaults, and stagnant growth of certain euro zone member states have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states.  If this were to occur, euro-denominated assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks.  Even if the euro is maintained, continued concerns regarding the stability of the euro zone and the potential effects of government intervention intended to address it could materially adversely affect our business.

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

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. For example, one of our fund’s portfolio companies, in which we have a direct investment, a German residential housing company called GAGFAH, is facing an arbitration claim from the city of Dresden for a material amount of damages based on the city’s interpretation of the acquisition agreement under which GAGFAH purchased certain properties from the city, and a materially adverse decision in that case could have a material adverse effect on the several Fortress funds that have an investment in GAGFAH. Restrictions imposed or actions taken by foreign governments could also include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or even the capital invested. Income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

•                              Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds.  The execution of a particular fund’s strategy — for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements — may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

Because our principals primarily hold their economic interests in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals’ tax considerations even where no similar benefit would accrue to us.  Moreover, any distribution by Fortress Operating Group to us to satisfy our tax obligations, or to make payments to our principals under the tax receivable agreement will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of FOG units. As a result of the foregoing, amounts may be distributed to the holders of the FOG units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

Our ability to pay regular dividends may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is significantly restricted by, and is also subject to not defaulting on, our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders.  However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board has elected to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “—Risks Related to Taxation—There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group’s earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund.  If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ‘‘clawback’’ obligation related to certain funds, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and credit PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to pay dividends is restricted by the amortization requirements and the requirement that, under certain circumstances, we use 50% of our free cash flow (as defined in the agreement) to make amortization payments. Under our credit agreement, we are permitted to make cash distributions subject to the following additional restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax) and amortization obligations (including scheduled principal payments) under the credit agreement that are due in the next 90 days. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

Tax consequences to the principals may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Fortress Operating Group entities at the time of our initial public offering, or as a result of other differences between the tax attributes of our principals and the Fortress Operating Group entities, upon the sale, refinancing or disposition of the assets owned by the Fortress Operating Group entities, our principals will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the principals upon a realization event. As the principals will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different incentives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or deductions or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. All other factors being equal, earlier disposition of assets following a transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before a transaction will increase a principal’s tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the principals pursuant to the tax receivable agreement.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•      variations in our quarterly operating results or dividends, or a reversal of our decision to resume quarterly dividends;

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

•      additions or departures of our principals and other key management personnel or lack of certainty about our principals’ employment agreements, whose term ends in January 2017;

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

•      litigation or governmental investigations or regulatory activities;

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2011, we had 495,111,511 outstanding Class A shares on a fully diluted basis, including 42,372,493 resulting from vested equity compensation granted pursuant to our equity incentive plan, 35,457,510 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 570,293 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 74,352,271 Class A shares that remain available for future grant under our equity incentive plan. Approximately 8.7 million, 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2012, 2011 and 2010, respectively, and became eligible for resale by the holders, and a similar amount will vest on January 1, 2013. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

In addition, in April 2008, Fortress granted 31,000,000 Fortress Operating Group restricted partnership units (“RPUs”), pursuant to our equity incentive plan, to a senior employee. The RPUs vest into full capital interests in Fortress Operating Group units, subject to the recipient’s continued employment with Fortress. On each of January 1, 2012 and 2011, 10,333,333 of these RPUs vested, and the remaining unvested RPUs are scheduled to vest in January 2013. If and when vested, these Fortress Operating Group units will be exchangeable into Class A shares on a one-for-one basis.  In addition, such units have the same resale terms and restrictions as those applicable to the principals’ Fortress Operating Group units.

Our principals directly own an aggregate of 300,273,852 Fortress Operating Group units and also own an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Upon a sale of Class A shares the shareholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those shares. Prior distributions to such shareholder in excess of the total net taxable income allocated to such shareholder, which decreased the tax basis in its Class A shares, will increase the gain recognized upon a sale when the Class A shares are sold at a price greater than such shareholder’s tax basis in those shares, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such shareholder.

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

Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We expect that our income generally will consist of interest, dividends, capital gains and other types of qualifying income, including dividends from FIG Corp. and interest on indebtedness from FIG Corp. No assurance can be given as to the types of income that will be earned in any given year. If we fail to satisfy the qualifying income exception described above, items of income and deduction would not pass through to holders of our Class A shares, and holders of our Class A shares would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such a case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of such income. Dividends to holders of our Class A shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and the payment of these dividends would not be deductible by us. Taxation of us as a publicly traded partnership taxable as a corporation could result in a material adverse effect on our cash flow and the after-tax returns for holders of our Class A shares and thus could result in a substantial reduction in the value of our Class A shares.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices of our affiliates:

			Current
	Square	Lease	Annual
Location	Footage	Expiration	Rent
			(thousands)
New York	189,717	Dec-2016	$11,956

Other
Atlanta	3,256	Nov-2016	62
Berlin	1,753	Dec-2013	31
Charlotte	1,828	Dec-2011	51
Cologne	2,271	Jan-2014	34
Dallas	12,430	Apr-2017	255
Frankfurt	12,756	Sep-2014	548
Hong Kong	280	Jun-2012	117
Luxembourg	3,218	Aug-2013	34
London	19,179	May-2017	2,839
Los Angeles	5,632	May-2012	463
Munich	2,391	Jan-2014	49
New Canaan	3,356	Jan-2018	168
Philadelphia	20,903	Jul-2017	460
San Francisco	22,033	Dec-2016	1,508
Seoul	1,975	Apr-2013	54
Shanghai	377	May-2012	103
Singapore	3,569	Nov-2013	195
Summit	4,450	Jan-2019	178
Sydney	4,058	Dec-2013	408
Tokyo	12,855	Sep-2015	1,753
Temporary Space	1,442	Various	138
Disaster Recovery	n/a	Feb-2015	1,210

Total Other	140,012		10,658

Total	329,729		$22,614

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

Item 4.  Mine Safety Disclosures

None.

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

	High	Low	Last Sale	Dividends Declared
2011
First Quarter	$6.97	$5.19	$5.68	$—
Second Quarter	$6.37	$4.42	$4.82	$—
Third Quarter	$5.06	$2.93	$3.01	$—
Fourth Quarter	$4.09	$2.67	$3.38	$0.05	(see below)

2010
First Quarter	$5.43	$3.93	$3.99	$—
Second Quarter	$5.46	$2.79	$2.87	$—
Third Quarter	$4.28	$2.70	$3.59	$—
Fourth Quarter	$5.98	$3.51	$5.70	$—

Our board of directors has approved a revised dividend policy under which it has reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 was $0.05 per share, payable on March 15, 2012 to shareholders of record on March 12, 2012.

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

Dividend declarations will, in the future, be announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. Actual dividends paid to Class A shareholders will depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant. The amount of dividends we are able to pay is limited by the debt covenants and amortization payments required under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants.”

On February 23, 2012, the closing price for our Class A shares, as reported on the NYSE, was $4.07. As of February 23, 2012, there were approximately 29 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6.  Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our audited historical consolidated and combined financial statements.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Structure

Fortress did not exist in its current form prior to January 17, 2007. Prior to that date, Fortress’s predecessor consisted of a number of partnerships controlled by the Principals, referred to as Fortress Operating Group, which are presented on a combined basis below. The reorganization to Fortress’s current form has been accounted for as a reorganization of entities under common control.

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

Following Fortress’s initial public offering, each Fortress subsidiary that acted as a general partner of a consolidated Fortress Fund granted rights, effective March 31, 2007, to the investors in the fund to provide that a simple majority of the fund’s unrelated investors are able to liquidate the fund, without cause, in accordance with certain procedures, or to otherwise have the ability to exert control over the fund. The granting of these rights led to the deconsolidation of the Fortress Funds from Fortress’s financial data as of March 31, 2007.  The deconsolidation of the Fortress Funds had significant effects on many of the items within this financial data but had no net effect on net income, or equity, attributable to Fortress’s Class A shareholders.  Since the deconsolidation did not occur until March 31, 2007, the statement of operations data and the statement of cash flows data for the year ended December 31, 2007 are presented with these funds on a consolidated basis for the period prior to the deconsolidation.

	Year Ended December 31,
Operating Data	2011	2010	2009	2008	2007
	(in thousands, except share data)
Revenues
Management fees, incentive income, expense reimbursements and other revenues	$858,628	$950,245	$584,095	$731,800	$926,985
Interest and dividend income - investment company holdings	—	—	—	—	309,030
	858,628	950,245	584,095	731,800	1,236,015
Expenses	1,954,908	1,817,994	1,583,836	1,530,353	1,787,043
Other Income (Loss)
Gains (losses) - investment company holdings	—	—	—	—	(647,477)
Gains (losses)	(30,054)	2,997	25,373	(58,305)	(109,160)
Tax receivable agreement liability adjustment	3,098	22,036	(55)	55,115	—
Earnings (losses) from equity method investees	41,935	115,954	60,281	(304,180)	(61,674)
	14,979	140,987	85,599	(307,370)	(818,311)
Income (loss) before deferred incentive income and income taxes	(1,081,301)	(726,762)	(914,142)	(1,105,923)	(1,369,339)
Deferred incentive income	—	—	—	—	307,034
Income (loss) before income taxes	(1,081,301)	(726,762)	(914,142)	(1,105,923)	(1,062,305)
Income tax benefit (expense)	(36,035)	(54,931)	5,000	(115,163)	5,632
Net Income (Loss)	$(1,117,336)	$(781,693)	$(909,142)	$(1,221,086)	$(1,056,673)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(685,821)	$(497,082)	$(654,527)	$(898,798)	$(996,870)
Net Income (Loss) Attributable to Class A Shareholders	$(431,515)	$(284,611)	$(254,615)	$(322,288)	$(59,803)
Dividends declared per Class A share	$—	$—	$—	$0.4500	$0.8424

Jan 1 through Jan 16
Earnings Per Unit - Fortress Operating Group
Net income per Fortress Operating Group unit	$0.36
Weighted average number of Fortress Operating Group units outstanding	367,143,000

					Jan 17 through Dec 31
Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$(2.34)	$(1.79)	$(2.08)	$(3.50)	$(2.14)
Net income (loss) per Class A share, diluted	$(2.36)	$(1.83)	$(2.08)	$(3.50)	$(2.14)
Weighted average number of Class A shares outstanding, basic	186,662,670	164,446,404	125,740,897	94,934,487	92,214,827
Weighted average number of Class A shares outstanding, diluted	493,392,235	467,569,571	125,740,897	94,934,487	92,214,827

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007

Investments	$1,079,777	$1,012,883	$867,215	$774,421	$1,107,919
Cash and cash equivalents	333,166	210,632	197,099	263,337	100,409
Total assets	2,220,686	2,076,695	1,660,267	1,577,735	1,989,781
Debt obligations payable	261,250	277,500	397,825	729,041	535,000
Deferred incentive income	238,658	198,363	160,097	163,635	173,561
Total liabilities	1,158,294	1,147,280	1,060,953	1,423,715	1,491,633
Shareholders’/members’ equity, including accumulated other comprehensive income (loss)	487,431	411,464	261,217	82,558	190,125
Principals’ and others’ interests in equity of consolidated subsidiaries	574,961	517,951	338,097	71,462	308,023
Total Equity	1,062,392	929,415	599,314	154,020	498,148

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $43.7 billion in AUM as of December 31, 2011. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our approximately 1,400 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.  We invest capital in each of our alternative investment businesses.

The performance of our funds was mixed in 2011, which led to a decline in our operating results. However, we have continued significant capital raising within our funds and have continued to improve our strong liquidity position. For more information about these topics, please refer to “—Performance of our Funds,” “—Assets Under Management,” and “—Liquidity and Capital Resources” below.

As of December 31, 2011, we managed alternative assets in three core businesses:

Private Equity — a business that manages approximately $12.5 billion of AUM comprised of two business segments: (i) private equity funds that primarily make significant, control-oriented investments in debt and equity securities of public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and (ii) publicly traded alternative investment vehicles, which we refer to as “Castles,” that invest primarily in real estate and real estate related debt investments.

Liquid Hedge Funds — a business that manages approximately $5.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments.

Credit Funds — a business that manages approximately $12.2 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds.

In addition, we treat our principal investments in these funds as a distinct business segment and we will not treat our traditional asset management business, which has $13.5 billion of AUM, as a separate segment until such time as its operations become significant.

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

Hedge funds are typically “open-end” funds, which means they work as follows. We solicit fund investors to invest capital at the fund formation and invest this capital as it is received. Additional fund investors are permitted to join the fund on a periodic basis. Fund investors are generally permitted to redeem their capital on a periodic basis. The fund has an indefinite life, meaning that it continues for an indeterminate period as long as it retains fund investors. Typically, hedge funds make short-term, liquid investments. Our credit hedge funds share certain characteristics of both private equity and hedge funds, and generally make investments that are relatively illiquid in nature.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

•                              Increase the amount of capital we manage for fund investors, also known as our “assets under management.”

•                              Earn attractive returns on the investments we make.

•                              Effectively manage our liquidity, including our debt and expenses.

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

We disclose the changes in our assets under management below, under “ — Assets Under Management.”

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

•                              Fund returns. Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under “— Performance of Our Funds.”

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

ii.               Cash.

iii.            Amounts due from our funds for fees and expense reimbursements.

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

3)              Collectibility of receivables.

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

3)              Principals agreement compensation (prior to December 31, 2011), which had no economic effect on us and was not considered by management in assessing our performance.

4)              Other general and administrative expenses and interest.

5)              Taxes.

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the “— Results of Operations — Segment Analysis” section herein.

Essentially, the key components of our income are the fees we are earning from our funds in comparison to the compensation and other corporate expenses we are paying in cash, and the resulting operating margin. Other significant components include (i) the unrealized changes in value of our funds, reported as unrealized gains (losses) and earnings (losses) from equity method investees, as this is indicative of changes in potential future cash flows, (ii) taxes, and (iii) equity-based compensation (not including principals agreement compensation prior to December 31, 2011), because it will eventually have a dilutive effect when the related shares are issued to employees.

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

While market conditions in the United States and abroad have improved meaningfully over the last two years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last.  Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets.  We and other market participants face continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures.  If market conditions remain challenging or deteriorate in the future — particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds.

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

Beginning in mid-2007, the equity and debt markets experienced a significant deterioration. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets.  The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt.  In particular, the securitization markets, which in years prior to 2007 had represented an important outlet for the placing of acquisition debt, have been impaired since that time, although securitization activity increased in 2011. Private equity-led acquisitions announced since mid-2007 have generally been smaller, less levered, and subject to more restrictive debt covenants than acquisitions done prior to the disruption. As the turbulence in the debt markets continued and its intensity increased, equity market conditions also began to deteriorate in the latter part of 2007 as concerns of an economic slowdown began to affect equity valuations.  The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their fixed income holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments.

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. During 2009 and 2010, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd. and Whistler Blackcomb Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, equity market conditions remain volatile and have been adversely affected by various factors, such as unrest in the Middle East, the earthquake in Japan, continuing weakness in the U.S. job market, the credit rating downgrading of U.S. government debt and the European debt crisis. We cannot predict future conditions of these markets or the impact of such conditions on our business.

Our hedge funds hold actively traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds at December 31, 2011, there was not a material risk to the performance of the company upon a default in such debt. However, the investments held by certain of our funds could be material to the individual performance of those funds and, therefore, our reputation. In addition, the potential for defaults on European sovereign debt may have negative impacts on the markets, which could have a material adverse impact on Fortress.

We have no direct, or material indirect, exposure to obligations of MF Global, which recently filed for bankruptcy. We had zero counterparty exposure to MF Global, at both the Fortress and fund level, at the time of their bankruptcy filing. However, the potential for failures of financial institutions may have negative impacts on the markets, which could have a material adverse impact on Fortress.

The recent market conditions have negatively impacted our business in several ways:

•                  While conditions in the U.S. capital markets have improved meaningfully over the last two years, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of increased liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values in comparison to years prior to 2008, greater price volatility and weaker economic conditions around the globe.  This has resulted in a significant reduction in the value of certain of our investments in comparison to years prior to 2008, which, in turn, has impacted our management fees, incentive income and investment income.  Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

•                  The market prices of the investments held by our private equity funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and the first quarter of 2010, but have experienced volatility since then. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income, and also impacts the value of our principal investments in such funds.

•                  As a result of the above factors:

•                  We have not paid a dividend on our Class A shares since the second quarter of 2008. However, based on the above described improvements in the markets over the last two years, and the corresponding improvement in our financial condition, our board of directors has approved a revised dividend policy under which it reinstated a $0.05 per share quarterly dividend beginning in the fourth quarter of 2011 (payable in the first quarter of 2012). The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•                  Changes in the value of our funds’ investments have impacted our future management fees, generally at an annual rate of up to 3% of the decline in aggregate fund NAV. See “—Assets Under Management” below for a table summarizing our AUM.

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

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, since the onset of the recession, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through 2011 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. Furthermore, investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers.  As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 through 2011, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ perception about our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

The strength of the sectors in which our funds have concentrated investments.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions).

	Private Equity		Liquid Hedge	Credit		Logan Circle
	Funds (J)	Castles	Funds	Hedge Funds	PE Funds (J)	Partners L.P.	Total
2009
AUM January 1, 2009	$10,307	$3,182	$8,474	$4,964	$2,302	$—	$29,229
Capital raised (A)	—	—	704	—	614	—	1,318
Increase in invested capital	79	—	1	2	1,266	—	1,348
Capital acquisitions	—	—	—	3,310	—	—	3,310
Redemptions (B)	—	—	(3,776)	—	—	—	(3,776)
SPV distributions (C)	—	—	(705)	—	—	—	(705)
RCA distributions (D)	—	—	—	(726)	—	—	(726)
Return of capital distributions (E)	(170)	—	(10)	(26)	(1,476)	—	(1,682)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(7)	—	—	—	(7)
Income (loss) and foreign exchange (I)	1,128	50	1,200	148	641	—	3,167
AUM December 31, 2009	$11,344	$3,232	$5,881	$7,672	$3,347	$—	$31,476

2010
Capital raised (A)	—	2	1,708	437	452	—	2,599
Increase in invested capital	56	—	12	—	2,625	—	2,693
Capital acquisitions	—	—	—	—	—	11,448	11,448
Redemptions (B)	—	—	(932)	(3)	—	—	(935)
SPV distributions (C)	—	—	(814)	—	—	—	(814)
RCA distributions (D)	—	—	—	(1,551)	—	—	(1,551)
Return of capital distributions (E)	(199)	—	—	(375)	(1,720)	—	(2,294)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(10)	—	—	—	(10)
Equity buyback (H)	—	(62)	—	—	—	—	(62)
Net client flows (traditional)	—	—	—	—	—	(345)	(345)
Income (loss) and foreign exchange (I)	722	(135)	510	593	113	605	2,408
AUM December 31, 2010	$11,923	$3,037	$6,355	$6,773	$4,817	$11,708	$44,613

2011
Capital raised (A)	—	220	1,318	309	190	—	2,037
Increase in invested capital	237	—	25	107	3,123	—	3,492
Capital acquisitions	—	—	—	—	—	—	—
Redemptions (B)	—	—	(1,708)	(145)	—	—	(1,853)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(1,222)	—	—	(1,222)
Return of capital distributions (E)	(317)	(19)	—	(140)	(1,854)	—	(2,330)
Adjustment for reset date (F)	(1,997)	—	—	—	—	—	(1,997)
Crystallized incentive income (G)	—	—	(69)	(91)	—	—	(160)
Equity buyback (H)	—	—	—	—	—	—	—
Net client flows (traditional)	—	—	—	—	—	841	841
Income (loss) and foreign exchange (I)	(561)	(57)	(406)	385	(44)	975	292
AUM December 31, 2011 (K)	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713

(A)      Includes offerings of shares by the Castles, if any.

(B)        Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end. Redemptions are further detailed below.

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

(E)         For private equity and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions.

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

(J)           As of December 31, 2011, the private equity funds and credit PE funds had approximately $0.2 billion and $3.7 billion of uncalled capital, respectively, that will become assets under management when deployed/called.

(K)      AUM is presented mainly in reference to Fortress’s ability to generate management fees. Note 3 to our consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 4 provides further information regarding Fortress’s investments in the funds, including gains and losses thereon. The percentage of capital invested by Fortress across different funds varies.

Redemptions

Fortress’s liquid hedge funds, other than the Fortress Partners Funds, are subject to varying redemption terms based on investor classes, but generally offer monthly or quarterly redemption terms. Redemption notices generally must be received in the period prior to payment.

Certain of Fortress’s liquid managed accounts provide for management fees based on a leverage factor (which cannot go below 1.0) that is applied to net asset value, meaning that increasing or decreasing the leverage factor impacts management fees. Investors in these accounts may redeem their capital on a periodic basis similarly to the liquid hedge fund investors, and may also elect on a monthly basis to increase or decrease the leverage factor in their accounts. An election to decrease the leverage factor is treated similarly to a redemption request in the tables set forth below due to its impact on AUM.

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2011 redemption notice date was July 5, 2011 for redemptions to be paid in the first quarter of 2012.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2011 return of capital request notice date was October 3, 2011 for capital to be returned after January 1, 2012. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund in 2008, 2009, 2010 (onshore only) and 2011 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2011 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date (C)	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2011	$2,382,209	$1,334,962	$1,047,248		$785,831	$30,640	$755,191
2010	1,231,169	1,218,557	—		722,323	353,841	412,369
2009	1,968,260	1,985,307	—		1,436,187	1,123,814	538,551
Prior			—	(A)			250,880	(A)
			$1,047,248	(B)			$1,956,991	(B)

(A)      Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)        For liquid hedge funds, reflects $1,047.2 million to be paid primarily within one quarter. For credit hedge funds, reflects $1,957.0 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

(C)        SPV payments are reflected in the AUM rollforward table as SPV distributions rather than as redemptions. RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

We note that performance between the notice / request date and the payment date may result in differences between the amount of redemption notices / return of capital requests received and the ultimate payments. The table above reflects the actual notices / requests received, the actual payments made, and the actual remaining NAV of related investors. Therefore, the aggregate notices / requests received will not equal the total payments made plus the remaining outstanding notices / requests, due primarily to post-notice performance.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM					Returns (B)
	Inception		December 31,					Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2011	2010	2009			2011		2010		2009
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	(A)	$—	$—	$—				25.7%		25.7%	25.9%
Fund II	Jul-02	Feb-13	—	196	328				35.4%		36.1%	37.0%
Fund III	Sep-04	Jan-15	1,286	1,306	1,264				0.8%		1.9%	1.0%
Fund III Coinvestment	Nov-04	Jan-15	85	97	124				(0.7)%		0.5%	0.3%
Fund IV	Mar-06	Jan-17	2,437	2,503	2,262				(3.0)%		(5.0)%	(11.5)%
Fund IV Coinvestment	Apr-06	Jan-17	567	584	501				(4.7)%		(6.9)%	(14.0)%
Fund V	May-07	Feb-18	2,441	3,969	3,963				(5.1)%		(C)		(C)
Fund V Coinvestment	Jul-07	Feb-18	541	935	935				(15.6)%		(C)		(C)
GAGACQ Coinvestment Fund	Sep-04	Permanent	—	—	—				14.4%		20.6%	22.2%
FRID	Mar-05	Apr-15	304	482	476				(14.1)%		(8.4)%	(11.2)%
FRIC	Mar-06	May-16	105	129	110				(11.9)%		(10.1)%	(16.1)%
FICO	Aug-06	Jan-17	—	32	39				(100.0)%		(100.0)%	(100.0)%
FHIF	Dec-06	Jan-17	1,067	1,041	699				7.1%		0.0%	(11.6)%
FECI	Jun-07	Feb-18	443	533	532				(4.0)%		(5.9)%	(11.1)%
WWTAI	Jul-11	Jun-24	9	—	—				(C)	N	/A	N	/A

						Returns (B)
						Inception
						to Date (D)		2011		2010		2009
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08	Jun-11	—	116	111		(6.1)%		0.3%		11.7%	19.4%
Private Equity - Castles
Newcastle Investment Corp.	Jun-98	Permanent	1,294	1,102	1,165	N	/A	N	/A	N	/A	N	/A
Eurocastle Investment Limited	Oct-03	Permanent	1,887	1,935	2,067	N	/A		(4.6)%		(8.7)%	(12.1)%
Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02	Redeemable	392	419	1,429		7.7%		(10.5)%		9.8%	24.2%
Fortress Macro Funds	May-09	Redeemable	1,962	2,399	1,858		3.7%		(9.3)%		10.7%	9.8%
Fortress Macro MA1	Nov-11	Redeemable	50	—	—		(C)		(C)	N	/A	N	/A
Fortress Commodities Funds	Jan-08	Redeemable	724	868	782		1.8%		(8.0)%		1.8%	7.3%
Fortress Commodities Fund MA1 Ltd	Nov-09	Redeemable	95	103	100		(2.5)%		(7.8)%		2.7%	(0.1)%
Fortress Partners Fund LP	Jul-06	Redeemable	780	873	844		1.4%		0.5%		12.3%	16.7%
Fortress Partners Offshore Fund LP	Nov-06	Redeemable	676	798	740		1.5%		(2.1)%		12.8%	18.9%
Fortress Asia Macro Funds	Mar-11	Redeemable	208	—	—		(C)		(C)	N	/A	N	/A
Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02	PE style redemption	4,040	4,498	4,592		10.4%		10.9%		25.5%	25.0%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02	PE style redemption	877	663	549		10.7%		11.5%		29.0%	30.0%
Worden Fund	Jan-10	PE style redemption	191	245	—		10.1%		5.8%		(C)	N	/A
Worden Fund II	Aug-10	PE style redemption	21	—	—		9.1%		7.3%		(C)	N	/A
Value Recovery Funds and related assets	(F)	Non-redeemable	811	1,299	2,463		(F)		(F)		(F)		(F)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2011	2010	2009	2011	2010		2009
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	1,307	1,180	1,557	27.7%	32.4%		29.6%
Credit Opportunities Fund II	Jul-09	Jul-22	1,148	835	133	15.7%		(C)		(C)
Credit Opportunities Fund III	Sep-11	Mar-24	322	—	—	(C)	N	/A	N	/A
FTS SIP LP	Sep-08	Oct-18	551	382	384	24.9%	34.3%			(C)
FCO MA LSS	May-10	Jun-24	140	62	—	(C)		(C)	N	/A
FCO MA II	Jun-10	Jun-22	259	158	—	(C)		(C)	N	/A
FCO MA Maple Leaf	Oct-10	Oct-20	258	60	—	(C)		(C)	N	/A
Long Dated Value Fund I	Apr-05	Apr-30	193	201	201	4.0%	3.2%		1.4%
Long Dated Value Fund II	Nov-05	Nov-30	157	194	207	3.8%	3.6%		2.8%
Long Dated Value Fund III	Feb-07	Feb-32	197	209	201	6.2%	10.1%			(C)
LDVF Patent Fund	Nov-07	Nov-27	16	14	14	14.7%	15.9%			(C)
Real Assets Fund	Jun-07	Jun-17	112	159	91	8.7%	9.2%			(C)
Assets Overflow Fund	Jul-08	May-18	—	34	73	(C)		(C)		(C)
Japan Opportunity Fund	Jun-09	Jun-19	958	908	486	17.4%		(C)		(C)
Net Lease Fund I	Jan-10	Feb-20	62	30	—	(C)		(C)	N	/A
Global Opportunities Fund	Sep-10	Sep-20	350	147	—	(C)		(C)	N	/A
Life Settlements Fund	Dec-10	Dec-22	172	216	—	(C)		(C)	N	/A
Life Settlements Fund MA	Dec-10	Dec-22	15	19	—	(C)		(C)	N	/A
Real Estate Opportunities REOC Fund	Oct-11	Oct-24	8	—	—	(C)	N	/A	N	/A
Subtotal - all funds			29,518	31,933	31,280
Managed accounts			671	972	196
Total - Alternative Investments			30,189	32,905	31,476
Logan Circle Partners, L.P.			13,524	11,708	—
Total (G)			$43,713	$44,613	$31,476

(A)

For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ and Fortress Partner Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 82% of our alternative investment AUM as of December 31, 2011.

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2011, 2010 and 2009 ROE is not meaningful because Newcastle had negative average book equity.

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

(G)

In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Private Equity Fund I and GAGACQ Coinvestment Fund had zero AUM as of December 31, 2011, 2010 and 2009, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings and revenues from each of our segments, see “— Segment Analysis” below.

	Year Ended December 31,			Variance
	2011	2010	2009	2011/2010	2010/2009
Revenues
Management fees: affiliates	$464,305	$441,145	$433,501	$23,160	$7,644
Management fees: non-affiliates	58,096	27,794	4,724	30,302	23,070
Incentive income: affiliates	155,303	302,261	50,900	(146,958)	251,361
Incentive income: non-affiliates	1,917	22,927	999	(21,010)	21,928
Expense reimbursements from affiliates	172,465	146,127	85,186	26,338	60,941
Other revenues	6,542	9,991	8,785	(3,449)	1,206
	858,628	950,245	584,095	(91,617)	366,150
Expenses
Interest expense	18,526	19,773	24,271	(1,247)	(4,498)
Compensation and benefits	706,060	720,712	504,645	(14,652)	216,067
Principals agreement compensation	1,051,197	952,077	952,077	99,120	—
General, administrative and other expense (including depreciation, amortization and impairment)	179,125	125,432	102,843	53,693	22,589
	1,954,908	1,817,994	1,583,836	136,914	234,158

Other Income (Loss)
Gains (losses)	(30,054)	2,997	25,373	(33,051)	(22,376)
Tax receivable agreement liability adjustment	3,098	22,036	(55)	(18,938)	22,091
Earnings (losses) from equity method investees	41,935	115,954	60,281	(74,019)	55,673
	14,979	140,987	85,599	(126,008)	55,388

Income (Loss) Before Income Taxes	(1,081,301)	(726,762)	(914,142)	(354,539)	187,380
Income tax benefit (expense)	(36,035)	(54,931)	5,000	18,896	(59,931)
Net Income (Loss)	$(1,117,336)	$(781,693)	$(909,142)	$(335,643)	$127,449
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(685,821)	$(497,082)	$(654,527)	$(188,739)	$157,445
Net Income (Loss) Attributable to Class A Shareholders	$(431,515)	$(284,611)	$(254,615)	$(146,904)	$(29,996)

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

Assets Under Management (AUM)

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
			Liquid Hedge	Hedge		Logan Circle
	Funds	Castles	Funds	Funds	PE Funds	Partners L.P.	Total
2011	$10,135	$3,192	$6,132	$6,376	$5,228	$12,712	$43,775
2010	$11,591	$3,054	$5,935	$7,238	$3,477	$7,094	$38,389
2009	$10,694	$3,193	$6,493	$6,767	$2,759	$—	$29,906

We note that, in certain cases, there are timing differences between an event’s impact on average AUM and its impact on management fees earned. For instance, AUM is adjusted upon the occurrence of a private equity fund’s reset date, but management fees are not impacted until the next contractual management fee calculation date (generally semi-annual).

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 811 employees as of December 31, 2009 to 900 employees as of December 31, 2010 and then increased to 979 employees as of December 31, 2011.

Revenues

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Total revenues were $858.6 million for the year ended December 31, 2011, a net decrease of $91.6 million, compared to $950.2 million for the year ended December 31, 2010. The decrease in revenues was primarily attributable to decreases of $147.0 million and $21.0 million in incentive income from affiliates and non-affiliates, respectively, and a decrease of $3.4 million in other revenues.  These decreases were partially offset by increases of $23.2 million and $30.3 million in management fees from affiliates and non-affiliates, respectively, and an increase of $26.3 million in expense reimbursements from affiliates.

The increases in management fees from affiliates and non-affiliates were primarily attributable to a $5.4 billion increase in average fee paying AUM, based on a simple quarterly average, from $38.4 billion as of December 31, 2010 to $43.8 billion as of December 31, 2011, including an increase of $5.6 billion in average fee paying AUM acquired through Logan Circle, plus an increase of $12.6 million due to Newcastle options granted to Fortress.

The decrease in incentive income from affiliates of $147.0 million was primarily due to decreases in incentive income recognized from certain of our private equity funds and our credit PE funds, which are recognized as repayment contingencies are resolved, and decreases in incentive income recognized from certain of our liquid hedge funds and our credit hedge funds primarily due to lower performance as compared to the prior comparative period.  The decrease in incentive income from non-affiliates of $21.0 million was primarily attributable to a reduction in incentive income generated by managed accounts related to our liquid hedge funds as a result of lower performance as compared to the prior comparative period and from a third party account in our credit hedge funds whose investments were fully realized in 2010.

The increase in expense reimbursements from affiliates was primarily attributable to the full year effect of our consolidation of FCF, the operating subsidiary of one of our private equity funds, which occurred in March 2010.  The $3.4 million decrease in other revenues was primarily related to a decrease in dividend income.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

For the year ended December 31, 2010 compared with the year ended December 31, 2009, total revenues increased as a result of the following:

Management fees from affiliates increased by $7.6 million primarily due to (i) the recognition of $6.0 million in accrued management fees previously deemed uncollectible, (ii) a net increase of $3.5 million as a result of changes in the average management fee percentage earned by certain of our funds and (iii) an increase of $3.4 million in management fees primarily due to an increase of $342.3 million in realized proceeds recognized by the Value Recovery Funds which Fortress began managing in June 2009.  These increases in management fees from affiliates were partially offset by a $4.4 million net decrease in management fees generated by changes in the average AUM of our funds and a $0.9 million net decrease in management fees as a result of changes in foreign currency exchange rates. The $4.4 million net decrease in management fees generated by the changes in the average AUM was primarily due to the net effect of increases (decreases) in the average AUM of ($0.1) billion, ($0.1) billion, ($0.4) billion, $0.1 billion and $0.1 billion in our private equity funds, our Castles, our liquid hedge funds, our credit hedge funds (excluding the Value Recovery Funds), and our credit PE funds, respectively.

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

Incentive income from affiliates increased by $251.4 million primarily as a result of (i) a $91.6 million net increase in incentive income recognized from our credit hedge funds due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the year ended December 31, 2010, and subsequent positive performance, (ii) $90.9 million in incentive income recognized from our credit PE funds generated from distributions not subject to clawback for the year ended December 31, 2010 as compared to $22.8 million of incentive income recognized for the prior comparative period, (iii) $70.1 million of incentive income recognized from our private equity funds for the year ended December 31, 2010 as compared to $13.0 million incentive income recognized for the prior comparative period and (iv) a $34.5 million net increase in incentive income recognized from our liquid hedge funds due to an increase in the average capital eligible for incentive income during the year ended December 31, 2010.  The $70.1 million in incentive income recognized from our private equity funds for the year ended December 31, 2010 was primarily related to the recognition of $7.1 million and $63.0 million in incentive income from Fund I and Fund II, respectively, as contingencies for repayment had been resolved allowing for income recognition, as well as realization events that have occurred during the year ended December 31, 2010 in connection with the orderly wind down of Fund I.

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

Expenses

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Expenses were $1,954.9 million for the year ended December 31, 2011, a net increase of $136.9 million, compared to $1,818.0 million for the year ended December 31, 2010. The increase was primarily attributable to an increase of $99.1 million in principals agreement compensation and an increase of $53.7 million in general, administrative and other expenses.  These increases were partially offset by a decrease of $14.7 million in compensation and benefits and a decrease of $1.2 million in interest expense.

Principals agreement compensation increased as a result of the acceleration of the agreement’s maturity date from February 2012 to December 2011.  The increase in general, administrative and other expenses was primarily due to (i) an impairment of goodwill and other intangible assets related to Logan Circle, (ii) the full year effect of our consolidation of FCF and Logan Circle, (iii) an increase in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls, (iv) a net reversal of an allowance for potentially uncollectible management fees, primarily in connection with the resolution of liquidity and valuation shortfalls within a certain fund, which was recognized during the year ended December 31, 2010, and (v) a net increase in other general and administrative expenses.

Total compensation and benefits decreased primarily due to a $51.4 million net decrease in profit sharing expenses primarily related to our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds.  The net decrease in profit sharing expenses was partially offset by a $17.8 million increase in equity-based compensation, a $9.9 million increase in other payroll, taxes and benefits and an increase of $9.0 million in discretionary bonuses.  The $17.8 million increase in equity-based compensation was primarily due to a $14.8 million increase related to new RSUs granted after December 31, 2010, an increase of $1.5 million in expense associated with the LTIP and STIP agreements between one of the Principals and a senior employee, and a $1.5 million increase primarily related to the net impact of actual forfeiture activity and 2010 changes in the forfeiture assumptions associated with the RSUs.  The increases in payroll, taxes and benefits and discretionary bonuses were primarily due to the full year effect of our consolidation of FCF and Logan Circle, which occurred in March 2010 and April 2010, respectively, aggregating $17.3 million, and an increase in our employee headcount for the year ended December 31, 2011 as compared to the prior comparative period.

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

Current and Future Compensation Expense

We seek to compensate our employees in a manner that aligns their compensation with the creation of long-term value for our shareholders. We aim to reward sustained financial and operational performance for all of our businesses and to motivate key employees to remain with us for long and productive careers. We must achieve our goals of alignment, motivation, and retention within the confines of current performance and liquidity. Aside from base salary, there are three significant components in our compensation structure.

Discretionary bonuses are awarded annually based on performance and on our estimation of market compensation. We note that while the payment of discretionary bonuses is optional, it is important for us to maintain a certain level of discretionary bonuses, based on the level of market compensation, even in periods of weaker performance, in order to retain and motivate employees.

Equity-based compensation awards, primarily RSUs, which are typically subject to service-based vesting conditions, are a key component of this compensation as they achieve all three goals. We set the level of our equity-based compensation each year based on performance (firm and individual) and our liquidity, as well as the number of shares available under our equity incentive plan and the dilutive impact they would have upon vesting.

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2011 of $239 million with a weighted average recognition period of 1.62 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees’ roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds’ investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 8 to our consolidated financial statements contained herein.  We note the following with respect to profit- sharing expense:

•      In 2008, we recorded a clawback reserve in our private equity segment for segment reporting purposes, and reversed a portion of the related GAAP profit-sharing expense which was no longer probable of being incurred (as described in Notes 8 and 11 to our consolidated financial statements). In 2009, we reversed a portion of this reserve for segment reporting purposes, but this reversal did not impact our analysis of GAAP profit-sharing expense. Therefore, GAAP private equity profit-sharing expense was a lower percentage of private equity segment incentive income in this year.

•      Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders / investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Principals Agreement Compensation

As a result of the Principals Agreement, which expired in December 2011, $4,763.0 million was charged to compensation expense on a straight-line basis over the approximately five-year vesting period.  Fortress was not a party to this agreement. It was an agreement between our principals to further incentivize them to remain with Fortress. This GAAP expense had no economic effect on Fortress or its shareholders. As a result, management did not include this expense in any of its analyses of performance. When Fortress recorded this non-cash expense, it recorded a corresponding increase in capital. In August 2011, our principals agreed to extend their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their prior employment agreements. In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, our principals agreed to amend the expiration date of the Principals Agreement to December 31, 2011; as a result, all of the remaining expense related to this agreement, including $99.1 million that would otherwise have been recognized in 2012, has been recorded as principals agreement compensation during the year ended December 31, 2011.

GAAP Net Income (Loss) Excluding Principals Agreement Compensation is calculated as follows:

	Year Ended December 31,
	2011	2010	2009
GAAP Net Income (Loss)	$(1,117,336)	$(781,693)	$(909,142)
Principals Agreement Compensation	1,051,197	952,077	952,077
GAAP Net Income (Loss) Excluding Principals Agreement Compensation	$(66,139)	$170,384	$42,935

Other Income (Loss)

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Other Income (Loss) was $15.0 million for the year ended December 31, 2011, a net decrease of $126.0 million, compared to $141.0 million for the year ended December 31, 2010.  The change was primarily due to lower performance resulting in a decrease in earnings from equity method investees with respect to our investments in our private equity funds, liquid hedge funds and credit hedge funds for the year ended December 31, 2011 relative to the prior comparative period, and an increase in net unrealized losses primarily related to our direct investment in GAGFAH and our investment in Newcastle.

In connection with changes in the deferred tax asset for the years ended December 31, 2011 and 2010, we recorded other income of $3.1 million and $22.0 million, respectively, arising from a reduction in the tax receivable agreement liability.

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

For the years ended December 31, 2011, 2010, and 2009, Fortress recognized income tax expense (benefit) of $36.0 million, $54.9 million, and ($5.0 million), respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value. In addition, during the fourth quarter of 2010, Fortress formed a broker-dealer subsidiary. This resulted in a decrease to our deferred tax asset. This decrease in the deferred tax asset caused an increase in Fortress’s tax expense in the fourth quarter of 2010. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

Factors that impacted the year-over-year change in income tax expense (benefit) are detailed as follows:

	Comparative Years
	2011 vs. 2010	2010 vs. 2009
Change in pre-tax income applicable to Class A Shareholders (A)	$(36,110)	$29,745
Change in foreign and state income taxes	7,715	13,749
Change in mix of business (B)	9,525	(12,315)
Change in deferred tax asset-impact of equity compensation vesting (C)	8,054	15,591
Formation of broker-dealer subsidiary	(26,335)	26,210
Change in deferred tax asset valuation allowance	1,318	(5,484)
Write off of deferred tax asset related to options in affiliates (D)	11,464	—
Other	5,473	(7,566)

Total change	$(18,896)	$59,930

(A)

Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)

From 2009 to 2010, a lower proportion of our total income was subject to corporate tax. In 2010, we generated more unrealized gains in certain of our private equity funds as well as more incentive income from certain of our liquid hedge funds, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax. From 2010 to 2011 the opposite occurred.

(C)	This factor changes based on the amount of equity-based compensation delivered in a given year. Significant vesting of our awards began in January 2010.
(D)	This portion of the deferred tax asset was fully reserved in the valuation allowance.

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Principals’ and Others’ Interests in Loss of Consolidated Subsidiaries increased from $497.1 million to $685.8 million, an increase of $188.7 million, primarily attributable to (i) an increase of $217.7 million resulting from a $333.6 million increase in Fortress Operating Group consolidated net loss during the fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010, (ii) a decrease of $34.1 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards during the fiscal year ended December 31, 2011, and (iii) an increase of $5.1 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Principals’ and Others’ Interests in Loss of Consolidated Subsidiaries decreased from $654.5 million to $497.1 million, a decrease of $157.4 million, primarily attributable to (i) a decrease of $103.2 million resulting from a $147.8 million decrease in Fortress Operating Group consolidated net loss during the fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009, (ii) a decrease of $49.9 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock awards and the conversion of Fortress Operating Group units by the Principals during the fiscal year ended December 31, 2010, and (iii) a decrease of $4.3 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

Distributable earnings is defined in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data — Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

Private Equity Funds

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009
Segment revenues
Management Fees	$131,898	$138,038	$131,470	$(6,140)	$6,568
Incentive Income	(1,748)	41,649	36,506	(43,397)	5,143
Segment revenues - total	$130,150	$179,687	$167,976	$(49,537)	$11,711
Pre-tax distributable earnings	$92,813	$126,869	$115,896	$(34,056)	$10,973

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings decreased by $34.1 million primarily due to:

Revenues

Management fees were $131.9 million for the year ended December 31, 2011, a net decrease of $6.1 million, compared to $138.0 million for the year ended December 31, 2010.  Management fees decreased $6.1 million as a result of (i) a decrease of $12.3 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods, (ii) a net decrease of $1.7 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods, which impacted the computation of management fees for the year ended December 31, 2011, and (iii) a decrease of $1.4 million in management fees primarily from Fund I and Fund II, which are no longer subject to management fees.  These decreases were partially offset by an increase of $9.3 million in Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the year ended December 31, 2011.

Incentive income was ($1.7) million for the year ended December 31, 2011, a net decrease of $43.4 million, compared to $41.6 million of incentive income recognized for the year ended December 31, 2010.  Incentive income decreased by $43.4 million as a result of (i) a $4.5 million reserve for the potential clawback of incentive income for Fund II which was recognized in 2011 as compared to $36.2 million of incentive income for Fund II recognized for the year ended December 31, 2010, and (ii) a $2.6 million decrease in incentive income due to lower realization events for Fund I.

Expenses

Expenses were $37.3 million for the year ended December 31, 2011, a net decrease of $15.5 million, compared to $52.8 million for the year ended December 31, 2010. The net decrease of $15.5 million in operating expenses was primarily attributable to (i) a decrease of $18.3 million in profit sharing compensation expense primarily related to a decrease in incentive income for Fund I and Fund II as compared to the prior comparative period, and to the incentive income reserve for potential clawback for Fund II recognized in 2011, (ii) a net decrease of $3.6 million in other compensation and benefits expense, and (iii) a decrease of $2.6 million in corporate allocable expenses.  These decreases were partially offset by a net increase of $9.0 million in general and administrative expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds.

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

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009
Segment Revenues
Management Fees	$53,357	$48,135	$50,362	$5,222	$(2,227)
Incentive Income	—	—	—	—	—
Segment revenues - total	$53,357	$48,135	$50,362	$5,222	$(2,227)
Pre-tax distributable earnings	$24,798	$18,012	$20,899	$6,786	$(2,887)

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings increased by $6.8 million primarily due to:

Revenues

Management fees were $53.4 million for the year ended December 31, 2011, an increase of $5.2 million, compared to $48.1 million for the year ended December 31, 2010. Management fees increased $5.2 million as a result of (i) a $1.8 million increase in Eurocastle management fees primarily due to changes in foreign currency exchange rates, (ii) a $2.4 million increase in management fees from certain investments within the Castles and (iii) a $1.0 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011.

Expenses

Expenses were $28.6 million for the year ended December 31, 2011, a net decrease of $1.5 million, compared to $30.1 million for the year ended December 31, 2010. The net decrease of $1.5 million in expenses was primarily attributable to a $3.4 million decrease in allocable corporate expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.  This decrease was partially offset by a $1.9 million net increase in compensation and benefits and general and administrative expenses, partially due to changes in foreign currency exchange rates.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings decreased by $2.9 million primarily due to:

•                  a $2.2 million decrease in management fees primarily due to a $1.7 million decrease as a result of changes in foreign currency exchange rates and a $0.6 million net decrease as a result of a decrease in AUM; and

•                  a $0.7 million net increase in operating expenses primarily as a result of a net increase in general and administrative expenses.

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009
Segment revenues
Management Fees	$108,873	$98,671	$97,038	$10,202	$1,633
Incentive Income	3,787	67,159	15,156	(63,372)	52,003
Segment revenues - total	$112,660	$165,830	$112,194	$(53,170)	$53,636
Pre-tax distributable earnings	$13,750	$63,647	$28,185	$(49,897)	$35,462

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings decreased by $49.9 million primarily due to:

Revenues

Management fees were $108.9 million for the year ended December 31, 2011, a net increase of $10.2 million, compared to $98.7 million for the year ended December 31, 2010. Management fees increased $10.2 million primarily due to net increases of $11.0 million and $0.6 million in management fees from the Fortress Macro Funds (including related managed accounts) and Fortress Commodities Funds (including related managed accounts), respectively, primarily as a result of net capital raises, and an increase of $2.1 million in management fees from the Fortress Asia Macro Fund, which launched in March 2011.  These increases in management fees were partially offset by net decreases of $2.5 million and $1.1 million in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of a decrease in management fees from the Drawbridge Global Macro Fund SPV, which is no longer subject to management fees as of July 31, 2010, and net capital outflows.

Incentive income, which is determined on a fund—by-fund basis, was $3.8 million for the year ended December 31, 2011, a net decrease of $63.4 million, compared to $67.2 million for the year ended December 31, 2010.  Incentive income decreased $63.4 million primarily due to net decreases of $56.8 million, $4.7 million and $1.9 million in the incentive income generated by the macro strategy funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively. These decreases were primarily due to negative performance in 2011 bringing nearly all capital eligible for incentive income below its respective high water mark.

Expenses

Expenses were $98.9 million for the year ended December 31, 2011, a net decrease of $3.3 million, compared to $102.2 million for the year ended December 31, 2010. The decrease of $3.3 million in expenses was primarily attributable to a decrease in compensation and benefits, primarily related to profit sharing compensation expense.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $35.5 million primarily due to:

•                  a $5.1 million net increase in management fees. Management fees increased by $1.6 million primarily due to (i) a $21.5 million increase due to management fees generated from the Fortress Macro Funds, which were launched in May 2009, (ii) a $2.0 million net increase in management fees from the Fortress Partners Funds resulting primarily from an increase in average AUM, primarily due to the net appreciation of investments and offset by investor redemptions subsequent to December 31, 2009, and (iii) an $11.1 million increase due to management fees generated from certain managed accounts that launched after September 2009. These increases were partially offset by declines in average AUM caused by investor redemptions, which resulted in decreases of $32.3 million and $0.7 million from the Drawbridge Global Macro Funds and the Fortress Commodities Fund, respectively. The $1.6 million management fee increase was accompanied by a decrease in the employees’ share of management fees of $3.4 million primarily related to liquid hedge funds that did not experience an increase in management fees;

•                  a $44.8 million net increase in incentive income primarily due to an increase of $54.3 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) that met or exceeded their high water marks, as a result of subsequent positive performance, during the year ended December 31, 2010 and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $5.1 million.  This increase to incentive income was partially offset by a net decrease of $3.5 million in incentive income generated by the Fortress Commodities Fund (including related managed accounts) for the year ended December 31, 2010; and

•                  a $14.4 million net increase in operating expenses primarily due to (i) an $12.1 million net increase in compensation expense primarily due to an increase in the accrual of discretionary bonuses and (ii) a $2.3 million net increase in general and administrative expenses and allocable corporate expenses for the year ended December 31, 2010 as compared to the prior comparative period.

Credit Hedge Funds

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009
Segment revenues
Management Fees	$121,835	$124,180	$105,089	$(2,345)	$19,091
Incentive Income	78,460	102,712	999	(24,252)	101,713
Segment revenues - total	$200,295	$226,892	$106,088	$(26,597)	$120,804
Pre-tax distributable earnings	$37,217	$72,255	$14,618	$(35,038)	$57,637

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings decreased by $35.0 million primarily due to:

Revenues

Management fees were $121.8 million for the year ended December 31, 2011, a net decrease of $2.3 million, compared to $124.2 million for the year ended December 31, 2010. Management fees decreased $2.3 million primarily due to (i) an $18.4 million decrease in management fees from the Value Recovery Funds and related assets, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees that were previously deemed potentially uncollectible, and the balance primarily relates to investment distributions, and (ii) a $0.3 million net decrease in management fees for the Drawbridge Special Opportunities Funds primarily as a result of net investor distributions.  These decreases in management fees were partially offset by (i) an increase of $14.7 million in management fees from an advisory agreement that commenced in the first quarter of 2011 and was concluded in the third quarter of 2011 and (ii) an increase of $1.7 million in management fees from the Worden Funds, which launched in 2010.

Incentive income, which is determined on a fund—by-fund basis, was $78.5 million for the year ended December 31, 2011, a net decrease of $24.3 million, compared to $102.7 million for the year ended December 31, 2010.  Incentive income decreased $24.3 million primarily due to (i) decreases of $13.7 million and $4.6 million in incentive income from the Drawbridge Special Opportunities Fund and the Worden Funds, respectively, due to lower performance as compared to the prior comparative period, (ii) a $5.4 million decrease in incentive income from a third party account whose investments were fully realized in 2010 and (iii) a $0.6 million decrease in incentive income from other investments.

Expenses

Expenses were $163.1 million for the year ended December 31, 2011, a net increase of $8.5 million, compared to $154.6 million for the year ended December 31, 2010. The increase of $8.5 million in expenses was primarily attributable to (i) an increase of $2.7 million in compensation and benefits, which is net of a decrease of $7.4 million in profit sharing compensation expense, and (ii) a net increase of $5.8 million in general and administrative and allocable expenses, primarily related to the advisory agreement which commenced in the first quarter of 2011 and was concluded in the third quarter of 2011.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Pre-tax distributable earnings increased by $57.6 million primarily due to:

•                  a $19.1 million net increase in management fees primarily as a result of (i) a $17.2 million increase in management fees from the Value Recovery Funds and related assets, which Fortress began managing in June 2009, of which $9.8 million relates to the recognition in the second quarter of 2010 of management fees which were previously deemed potentially uncollectible and (ii) a $2.5 million increase in management fees from the Worden Funds, which launched in 2010, partially offset by a $0.6 million net decrease in management fees from Drawbridge Special Opportunities Funds resulting primarily from investor redemptions subsequent to December 31, 2009;

•                  a $61.1 million net increase in incentive income. Incentive income increased by $101.7 million and was partially offset by a corresponding increase in the employees’ share of incentive income, reflected as profit sharing compensation expense, of $40.6 million. Incentive income increased by $101.7 million primarily due to (i) an increase of $86.9 million due to an increase in the average capital eligible for incentive income as certain credit hedge funds met or exceeded their high water marks during the year ended December 31, 2010, and subsequent positive performance, (ii) a $4.4 million increase in incentive income from a third party account we manage, (iii) $5.7 million of incentive income from other investments, and (iv) $4.7 million of incentive income from the Worden Funds, which launched in 2010; and

•                  a $22.6 million net increase in operating expenses primarily related to (i) a net increase of $17.0 million in compensation expenses primarily related to an increase in the accrual of discretionary bonuses and (ii) a $5.6 million net increase in general and administrative expenses and allocable corporate expenses for the year ended December 31, 2010 as compared to the prior comparative period.

Credit PE Funds

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009
Segment revenues
Management Fees	$73,273	$48,421	$39,849	$24,852	$8,572
Incentive Income	117,598	157,646	22,792	(40,048)	134,854
Segment revenues - total	$190,871	$206,067	$62,641	$(15,196)	$143,426
Pre-tax distributable earnings	$101,169	$95,813	$29,419	$5,356	$66,394

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings increased by $5.4 million primarily due to:

Revenues

Management fees were $73.3 million for the year ended December 31, 2011, a net increase of $24.9 million, compared to $48.4 million for the year ended December 31, 2010. Management fees increased by $24.9 million primarily due to (i) a $27.7 million increase in management fees attributable to net capital calls or commitments made after 2009, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, Global Opportunities Fund and a third party account we manage.  These increases in management fees were partially offset by a net decrease of $1.7 million in management fees primarily due to the Japan Opportunities Fund, which had a management fee catch-up in 2010 for new investors who were admitted in subsequent closings of the fund, and (ii) a $1.1 million decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Assets Overflow Fund.

Incentive income was $117.6 million for the year ended December 31, 2011, a net decrease of $40.0 million, compared to $157.6 million for the year ended December 31, 2010.  Incentive income decreased $40.0 million primarily due to a $64.5 million decrease in incentive income primarily as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund and a third party account we manage during the year ended December 31, 2011 as compared to the prior comparative period.  This decrease in incentive income was partially offset by an increase of $24.5 million in incentive generated primarily from the Japan Opportunities Fund, Credit Opportunities Fund II, FCO MA II and Assets Overflow Fund for the year ended December 31, 2011 as compared to the prior comparative period.

Expenses

Expenses were $89.7 million for the year ended December 31, 2011, a net decrease of $20.6 million, compared to $110.3 million for the year ended December 31, 2010. The decrease of $20.6 million in operating expenses was primarily attributable to a decrease of $26.9 million in compensation and benefits expense, primarily related to profit sharing compensation expense.  This decrease was partially offset by a net increase of $6.3 million in general and administrative and allocable expenses.

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

Principal Investments

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009

Pre-tax distributable earnings (loss)	$(10,681)	$14,194	$(82,397)	$(24,875)	$96,591

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings decreased by $24.9 million primarily due to:

•      a $1.5 million increase in net investment income primarily as a result of a decrease in recorded impairments of $3.5 million and $0.1 million with respect to our investments in our private equity funds and special investments in our hedge funds, respectively, for the year ended December 31, 2011 as compared to the prior comparative period.  These decreases in recorded impairments were partially offset by the recording of $2.0 million of impairments with respect to our investments in Eurocastle for the year ended December 31, 2011;

•      a $20.4 million decrease in net investment income from realizations and the performance of our investments in our funds. The $20.4 million net decrease in investment income was due to a net decrease of $3.8 million due to realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $16.6 million attributable to our investments in our hedge funds for the year ended December 31, 2011 as compared to the prior comparative period;

•      a $1.3 million increase in net investment income due to a net decrease in interest expense primarily due to (i) a decrease of $1.4 million in the amortization of financing costs and (ii) a decrease of $4.0 million due to the write-off of deferred financing costs as a result of a repayment of our prior credit agreement in October 2010.  These net decreases in interest expense were partially offset by an increase of $4.1 million primarily due to an increase in the average interest rate paid during the year ended December 31, 2011 as compared to the prior comparable period;

•      a $3.6 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•      a $3.5 million decrease in net investment income due to realized losses on our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments that are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2011:

Fund	Fortress Share of NAV (A)	Fortress DE Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$60	$—	$60	$ N/A
Fund II	1,002	—	1,002	N/A
Fund III and Fund III Coinvestment	9,925	5,038	4,887	N/A
Fund IV and Fund IV Coinvestment	112,842	79,575	33,267	N/A
Fund V and Fund V Coinvestment	137,811	74,053	63,758	N/A
Long Dated Value Funds	20,110	14,769	5,341	N/A
Real Assets Funds	24,120	14,835	9,285	N/A
Credit Opportunities Funds	53,268	36,947	16,357	(36)
Mortgage Opportunities Funds	3,866	145	3,721	N/A
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	9,245	7,869	1,459	(83)
WWTAI	1,263	1,327	N/A	(64)
Real Estate Opportunities Funds	412	404	9	(1)
Other Funds (combined)
GAGFAH (XETRA: GFJ)	5,271	2,880	2,391	N/A
Brookdale (NYSE: BKD)	23,238	8,136	15,102	N/A
Private investment #1	236,000	207,357	28,643	N/A
Private investment #2	95,237	44,278	50,959	N/A
Castles
Eurocastle (EURONEXT: ECT)	78	78	N/A	N/A
Newcastle (NYSE: NCT)	4,770	667	4,103	N/A
Other
Hedge fund side pocket investments	102,945	84,736	18,719	(510)
Direct investments	100,657	68,295	32,392	(30)
Total	$942,120	$651,389	$291,455	$(724)

(A)       Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)       Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)       Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains that, if realized, will increase future distributable earnings.

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

•                  a $0.9 million decrease in net investment income due to a realized loss on our foreign currency hedges and other foreign currency adjustments.

Unallocated

	Year Ended December 31,			Variance
	2011	2010	2009	2011 / 2010	2010 / 2009

Pre-tax distributable earnings (loss)	$(16,848)	$(18,595)	$(971)	$1,747	$(17,624)

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable loss decreased by $1.7 million primarily due to:

•      a $6.7 million increase in management fees due to the full year effect of the Logan Circle acquisition in April 2010; offset by

•      a $5.0 million increase in operating and acquisition expenses primarily due to the full year effect of the Logan Circle acquisition in April 2010.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2011, the receipt of approximately $107.3 million of management fees had been deferred, of which $12.1 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $40.0 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $333.2 million at December 31, 2011, our available draws under our credit facility of $56.7 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Adjusted EBITDA, as defined in our credit agreement) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

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

As of December 31, 2011, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2011 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,581
FECI	1,551
WWTAI	6,173
Credit PE Funds
Credit Opportunities Fund	9,034
Credit Opportunities Fund II	2,087
Credit Opportunities Fund III	14,182
FTS SIP L.P.	878
FCO MA LSS	536
FCO MA II	5,726
FCO MA Maple Leaf	2,007
Long Dated Value Fund I	460
Long Dated Value Fund II	1,685
Long Dated Value Fund III	161
LDVF Patent Fund	27
Real Assets Fund	21,150
Assets Overflow Fund	200
Japan Opportunity Fund	3,071
Japan Opportunity Fund II	5,508
Net Lease Fund I	243
Global Opportunities Fund	3,092
Life Settlements Fund	85
Life Settlements Fund MA	56
Real Estate Opportunities Fund	383
Real Estate Opportunities REOC Fund	213
Karols Development Co	2,041
Other	616
Total	$101,327

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows (in thousands):

2012	$21,834
2013	21,798
2014	20,909
2015	19,335
2016	17,488
Thereafter	2,215

Total	$103,579

Debt Obligations

As of December 31, 2011, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

In May 2007, we entered into a new $1 billion credit agreement (as amended, the “2007 Credit Agreement”).  Borrowings and letters of credit issued under the 2007 Credit Agreement bore interest at a rate equal to LIBOR plus 1.20%. The 2007 Credit Agreement was modified several times during 2008.

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

The term loan is subject to future mandatory repayments of $8.75 million on each calendar quarter end from March 31, 2012 through September 30, 2015; in addition, mandatory repayments of 50% of free cash flow of each calendar year, up to a limit, as defined in the 2010 Credit Agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to October 2012 subject to a Make Whole Payment, as defined in the 2010 Credit Agreement. Furthermore, Fortress is required to prepay the 2010 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

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

The following table presents information regarding our debt obligations (dollars in thousands):

				December 31, 2011
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	December 31, 2011	December 31, 2010	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	—	—
Term loan	261,250	277,500	Oct 2015	6.20%	2.88
Total	$261,250	$277,500		6.20%	2.88

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

(3)         Approximately $56.7 million was undrawn on the revolving debt facility as of December 31, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

Assuming no Free Cash Flow—based required prepayments, of which approximately $54.5 million will be made in 2012, our outstanding debt matures as follows as of December 31, 2011 (in thousands).

2012	$35,000	(A)
2013	35,000
2014	35,000
2015	156,250
Total	$261,250

(A)       In addition, a mandatory Free Cash Flow-based payment of approximately $54.5 million is due in April 2012. This will reduce the payment due at maturity in 2015.

During the year ended December 31, 2011, the average face amount of our outstanding debt was approximately $273.7 million, and the highest face amount outstanding at one time during this period was $277.5 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp,. pursuant to a demand note. As of December 31, 2011, the outstanding balance was approximately $328.8 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of December 31, 2011. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of December 31, 2011.

	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$34,795	(A)
Consolidated Leverage Ratio	< 2.75	0.87	(B)
Minimum Investment Assets Ratio	> 2.00	4.58	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	3.18	(B)

(A)       Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.

(B)       The consolidated leverage ratio is equal to net debt, as defined, divided by the trailing four quarters’ EBITDA, as defined. The consolidated fixed charge coverage ratio is equal to the quotient of (A) the trailing four quarters’ EBITDA, as defined, less permitted tax distributions, as defined, divided by (B) the trailing four quarters’ required interest and principal payments, or fixed charges, made with respect to the 2010 Credit Agreement. Net debt and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

December 31,
2011
Outstanding debt (D)	$262.3
Plus: Outstanding letters of credit	3.3
Less: Cash (up to $50 million)	(50.0)
Net debt	$215.6

Year Ended December 31,
2011
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(1,105.6)
Depreciation and amortization, interest expense and income taxes	67.3
Extraordinary or non-recurring gains and losses	—
Incentive Income Adjustment	41.9
Other Income Adjustment	(40.7)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,284.9
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$247.8
Permitted tax distributions	$72.1
Fixed charges	$55.2

(C)       Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $1.0 million of insurance financing.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference herein.

Dividends / Distributions

2011

During the year ended December 31, 2011, Fortress Operating Group declared distributions of $48.0 million to the principals and one senior employee in connection with tax obligations.

Our board of directors has approved a revised dividend policy under which it reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 was $0.05 per share. The dividend will be paid on March 15, 2012 to holders of record of our Class A shares on March 12, 2012. In connection with this dividend, dividend equivalent payments of $0.05 per share were declared to holders of restricted Class A share units that are entitled to dividends.

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

Our dividend policy has certain risks and limitations, particularly with respect to liquidity. Although we may pay dividends in accordance with our stated dividend policy, we may not pay the amount of dividends suggested by our policy, or at all, if, among other things, we do not have the cash necessary to pay the intended dividends, if such payment would violate the terms of our credit agreement, or if our board of directors determines it would be prudent to reduce or eliminate future dividend payments. To the extent we do not have cash on hand sufficient to pay dividends, we may borrow funds to pay dividends, but we are not obligated to do so. By paying cash dividends rather than investing that cash in our future growth, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations or unanticipated capital expenditures, should the need arise.

Operating Activities

Our net cash flow provided by (used in) operating activities was $168.2 million, $310.2 million and $117.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Operating Activities —Comparative — 2011 vs. 2010

Cash received for affiliate and non-affiliate management fees increased by $71.5 million from $396.0 million in 2010 to $467.5 million in 2011. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2010 to 2011 (private equity funds decreased by ($1.5) billion, Castles increased by $0.1 billion, liquid hedge funds increased by $0.2 billion, credit hedge funds decreased by ($0.9) billion, credit PE funds increased by $1.8 billion, and Logan Circle Partners increased by $5.6 billion) as a result of capital raising, including new fund formation, capital acquisitions and returns offset by redemptions, capital distributions, and losses. However, approximately $107.3 million of management fees were past due at December 31, 2011, as opposed to $64.9 million at December 31, 2010, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in VRF funds. A $68.8 million decrease in cash incentive income received was mainly due to reduced realizations within the private equity and credit PE funds in 2011.

Cash paid for compensation increased by $107.3 million from the year ended December 31, 2010 compared to December 31, 2011.  Bonuses are generally paid in January of the year following the year in which they are earned, so this change is primarily related to an increase in bonuses earned in 2010 compared to 2009.

Cash paid for interest increased approximately $4.7 million primarily due to an increase in the weighted average interest rate to 5.8% in 2011 as compared to 3.4% in 2010. This was partially offset by a lower average debt balance of 273.7 million in 2011 compared to $349.3 million in 2010.

Operating Activities —Comparative — 2010 vs. 2009

Cash received for affiliate and non-affiliate management fees decreased by $23.7 million from $419.7 million in 2009 to $396.0 million in 2010. Management fees are based on average AUM, which decreased from 2009 to 2010 (private equity funds decreased by ($0.1) billion, Castles decreased by ($0.1) billion, liquid hedge funds decreased by ($0.6) billion, credit hedge funds increased by $0.3 billion, and credit PE funds increased by $0.1 billion as a result of redemptions, capital distributions and losses offset by capital raising, including new fund formation, capital acquisitions and returns. In addition, approximately $64.9 million of management fees were past due at December 31, 2010 as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in VRF funds.  Severe market conditions resulted in lower fund performance and reduced realizations in 2009 and thus an increase of $175.1 million in cash received for incentive income from 2009 to 2010 occurred as conditions improved and realizations increased.

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

Investing Activities

Our net cash flow provided by (used in) investing activities was $80.5 million, ($44.0) million and $8.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($82.6) million, ($74.6) million and ($46.4) million during the years ended December 31, 2011, 2010 and 2009, respectively, (ii) distributions of capital from equity method investees of $180.9 million, $50.8 million and $42.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($17.7) million, ($6.8) million and ($4.3) million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, Fortress used a net $13.5 million of cash during the year ended December 31, 2010 on acquisitions, primarily Logan Circle Partners, L.P.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($126.2) million, ($252.6) million and ($175.2) million during the years ended December 31, 2011, 2010 and 2009, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($61.5) million, ($56.2) million and ($50.0) million during these periods, respectively, (ii) distributions to employees related to their interests in consolidated subsidiaries of ($62.0) million, ($72.3) million and ($9.4) million during these periods, respectively, and (iii) our net borrowing and repayment activity. In addition, Fortress completed a $219.5 million offering of Class A shares during the year ended December 31, 2009.

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data — Management Agreements and Fortress Funds.”

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

Liquid Hedge Funds

A substantial portion of the investments in our liquid hedge funds are valued based on quoted market prices. Investments valued based on other observable market parameters in our liquid hedge funds include interest rate swaps and swaptions, equity swaps and foreign exchange swaps which are verified by the independent fund administrator using models with significant observable market parameters. The fair value of interest rate swaps and swaptions is calculated using the current market yield of the relevant interest rate durations and an appropriate discount rate to determine a present value. The fair value of equity swaps and foreign exchange swaps is calculated using the market price of the underlying stock or foreign exchange pair, plus the financing cost of carrying the transaction. The fair value of these investments is also confirmed independently with the counterparty to the transaction. Investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid securities. Counterparty risk is also considered.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2011. As of December 31, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

	Private Equity	Liquid Hedge Funds (B)		Credit Hedge	Credit PE	Total Investment
Basis for Determining Fair Value	Funds	Long	Short	Funds	Funds	Company Holdings
1. Quoted market prices	6%	35%	96%	0%	3%	3%

2. Other observable market parameters	4%	18%	4%	0%	0%	4%

3. Significant unobservable market parameters (A)	90%	47%	0%	100%	97%	93%
Total	100%	100%	100%	100%	100%	100%

(A)       A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 98.9% and 96.0% of our credit hedge funds’ and credit PE funds, respectively, level 3 valuations were based on such sources.

(B)       The level 3 investments within the liquid hedge funds segment are primarily related to the Fortress Partners Funds, which were transferred to this segment in 2011, as well as the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of December 31, 2011, $11.4 billion of investments in our private equity funds, $1.6 billion of investments in our liquid hedge funds, $7.7 billion of investments in our credit hedge funds and $6.7 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2011, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.7 million or	$1.6 million	$14.3 million	$1.1 million or
	($4.7 million) (A)			($3.0 million) (A)

Incentive income	N/A (B)	$0.0 million or	$66.2 million or	N/A (B)
		($0.0 million)	($63.2 million)

Earnings from equity method investees	$55.9 million	$12.8 million	$2.1 million	$10.4 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)        Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2011, $4.3 billion of such portfolio companies valued at level 3  were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2011 is the current reset date.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our federal taxable income for historical periods (2011 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average of ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9
2008	$48.0
2009	$24.8
2010	$77.6
2011: Estimated	$45.3

2012 - 2015: Average Required	$59.6
2016 - 2021: Average Required	$80.0

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 6 to our financial statements in Part II, Item 8, “Financial Statements and Supplementary Data — Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part I, Item 1A, “Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 8 to Part II, Item 8, “Financial Statements and Supplementary Data — Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

Fortress has early-adopted a rule, which would have otherwise been effective on January 1, 2012, that requires the Statements of Comprehensive Income to be presented separately from the Statements of Changes in Equity.

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

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk’’ and “— Critical Accounting Policies — Valuation of Investments” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2011, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2012	2013 and 2014	2015 and 2016	Thereafter
Operating lease obligations (1)	$103,579	$21,834	$42,707	$36,823	$2,215
Debt obligations payable (2)	294,483	102,030	86,594	105,859	—
Deferred incentive income (3)	102,783	—	19,433	83,350	—
Service contracts	30,607	14,267	9,558	6,526	256
Tax receivable agreement obligations (4)	279,039	34,073	30,506	45,128	169,332
Capital commitments to Fortress Funds (5)	101,327	101,327	—	—	—
Total	$911,818	$273,531	$188,798	$277,686	$171,803

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

(4)  FIG Corp., a wholly owned subsidiary, entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares.  Such payments are expected to occur over approximately 12 years.

(5)  These obligations represent commitments by us to provide capital funding to the Fortress Funds. These amounts are due on demand and are therefore presented in the less than one year category.  However, the capital commitments are expected to be called substantially over the next three years.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments as all payments are performance based. Payments under these agreements may be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2011, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of December 31, 2011 (in thousands):

Assets
Investments	$1,079,777

Liabilities
Debt obligations payable	$261,250

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2011, approximately 40% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•                  For hedge funds, other than the Value Recovery Funds and certain advisory engagements, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments, and on the non-investment assets and liabilities of the funds. For the Value Recovery Funds and advisory engagements, management fees are based on realizations, which are not dependent on current estimated fair value, and, in some cases, a fixed fee. For certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

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

•                  Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2011 would increase or decrease future incentive income by $172.0 million or ($106.9 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•                  Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the fund on December 31, 2011 would have resulted in a loss to investors for the quarter.  In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2011 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$5.8	$ N/A	(E)	$62.8	$5.8	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	8.2	10.6		20.2	8.2	10.6		9.9
Credit
Hedge Funds	10.1	67.0		2.1	10.1	67.0		2.0
PE Funds	1.1	N/A	(E)	10.9	1.1	N/A	(E)	N/A
Total	$25.2	$77.6		$96.0	$25.2	$77.6		$11.9

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(5.9)	$ N/A	(E)	$(62.8)	$(5.9)	$ N/A	(E) (F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(8.2)	(0.5)		(20.2)	(8.2)	(0.5)		(9.9)
Credit
Hedge Funds	(10.1)	(63.2)		(2.1)	(10.1)	(63.2)		(2.0)
PE Funds	(3.2)	N/A	(E)	(10.9)	(3.2)	N/A	(E) (F)	N/A	(F)
Total	$(27.4)	$(63.7)		$(96.0)	$(27.4)	$(63.7)		$(11.9)

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

(C)                    The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $2.9 million.

(D)                   Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains by approximately $2.2 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of December 31, 2011, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of December 31, 2011 we had a $0.1 million investment in Eurocastle and a $30.6 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $25.2 million investment in Karols Development Co. and $6.9 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2011, we estimate the gains and losses for the year ended December 31, 2011 in relation to the value of the investments would increase by approximately $4.9 million or decrease by approximately $1.8 million. In addition, we held $48.1 million of foreign-denominated cash at December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

All supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fortress Investment Group LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2012

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$333,166	$210,632
Due from affiliates	298,689	303,043
Investments	1,079,777	1,012,883
Deferred tax asset	400,196	415,990
Other assets	108,858	134,147
	$2,220,686	$2,076,695

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$247,024	$260,790
Due to affiliates	354,158	342,397
Deferred incentive income	238,658	198,363
Debt obligations payable	261,250	277,500
Other liabilities	57,204	68,230
	1,158,294	1,147,280

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 189,824,053 and 169,536,968 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 305,857,751 and 300,273,852 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Paid-in capital	1,972,711	1,465,358
Retained earnings (accumulated deficit)	(1,484,120)	(1,052,605)
Accumulated other comprehensive income (loss)	(1,160)	(1,289)
Total Fortress shareholders’ equity	487,431	411,464
Principals’ and others’ interests in equity of consolidated subsidiaries	574,961	517,951
Total Equity	1,062,392	929,415
	$2,220,686	$2,076,695

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues
Management fees: affiliates	$464,305	$441,145	$433,501
Management fees: non-affiliates	58,096	27,794	4,724
Incentive income: affiliates	155,303	302,261	50,900
Incentive income: non-affiliates	1,917	22,927	999
Expense reimbursements from affiliates	172,465	146,127	85,186
Other revenues (affiliate portion disclosed in Note 7)	6,542	9,991	8,785
	858,628	950,245	584,095
Expenses
Interest expense	18,526	19,773	24,271
Compensation and benefits	706,060	720,712	504,645
Principals agreement compensation	1,051,197	952,077	952,077
General, administrative and other	145,726	112,739	92,059
Depreciation and amortization (including impairment - Note 3)	33,399	12,693	10,784
	1,954,908	1,817,994	1,583,836
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	(30,054)	2,997	25,373
Tax receivable agreement liability adjustment	3,098	22,036	(55)
Earnings (losses) from equity method investees	41,935	115,954	60,281
	14,979	140,987	85,599
Income (Loss) Before Income Taxes	(1,081,301)	(726,762)	(914,142)
Income tax benefit (expense)	(36,035)	(54,931)	5,000
Net Income (Loss)	$(1,117,336)	$(781,693)	$(909,142)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(685,821)	$(497,082)	$(654,527)
Net Income (Loss) Attributable to Class A Shareholders	$(431,515)	$(284,611)	$(254,615)
Dividends Declared Per Class A Share	$—	$—	$—

Earnings (Loss) Per Class A Share
Net income (loss) per Class A share, basic	$(2.34)	$(1.79)	$(2.08)
Net income (loss) per Class A share, diluted	$(2.36)	$(1.83)	$(2.08)
Weighted average number of Class A shares outstanding, basic	186,662,670	165,446,404	125,740,897
Weighted average number of Class A shares outstanding, diluted	493,392,235	467,569,571	125,740,897

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Comprehensive income (loss) (net of tax)
Net income (loss)	$(1,117,336)	$(781,693)	$(909,142)
Foreign currency translation	417	514	948
Comprehensive income (loss) from equity method investees	(203)	(2,160)	965
Total comprehensive income (loss)	$(1,117,122)	$(783,339)	$(907,229)
Comprehensive income (loss) attributable to principals’ and others’ interests	$(685,858)	$(498,643)	$(653,155)
Comprehensive income (loss) attributable to Class A shareholders	$(431,264)	$(284,696)	$(254,074)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2008	94,609,525	312,071,550	$596,803	$(513,379)	$(866)	$82,558	$71,462	$154,020
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	12,390	12,390
Distributions to principals’ and others’ interests in equity	—	—	(1,645)	—	—	(1,645)	(75,232)	(76,877)
Public offering of Class A shares, net of offering costs	46,000,000	—	219,500	—	—	219,500	—	219,500
Dilution impact of public offering	—	—	(144,572)	—	—	(144,572)	144,572	—
Conversion of Class B shares to Class A shares	4,297,698	(4,297,698)	4,232	—	—	4,232	(4,232)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	19,761	—	—	19,761	—	19,761
Director restricted share grant	116,672	—	224	—	—	224	340	564
Capital increase related to equity-based compensation, net	677,727	—	335,233	—	—	335,233	841,952	1,177,185
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(254,615)	—	(254,615)	(654,527)	(909,142)
Foreign currency translation	—	—	—	—	213	213	735	948
Comprehensive income (loss) from equity method investees	—	—	—	—	328	328	637	965
Total comprehensive income (loss)						(254,074)	(653,155)	(907,229)
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	84,498	84,498
Distributions to principals’ and others’ interests in equity	—	—	(1,679)	—	—	(1,679)	(152,022)	(153,701)
Conversion of Class B shares to Class A shares	7,500,000	(7,500,000)	7,351	—	(163)	7,188	(7,188)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	12,293	—	—	12,293	—	12,293
Director restricted share grant	210,302	—	253	—	—	253	472	725
Capital increase related to equity-based compensation, net	16,125,044	—	406,002	—	—	406,002	763,623	1,169,625
Dilution impact of Class A share issuance	—	—	11,602	—	(716)	10,886	(10,886)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(284,611)	—	(284,611)	(497,082)	(781,693)
Foreign currency translation	—	—	—	—	330	330	184	514
Comprehensive income (loss) from equity method investees	—	—	—	—	(415)	(415)	(1,745)	(2,160)
Total comprehensive income (loss)						(284,696)	(498,643)	(783,339)
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity

Equity - December 31, 2010	169,536,968	300,273,852	$ 1,465,358	$ (1,052,605)	$ (1,289)	$ 411,464	$ 517,951	$ 929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	81,572	81,572
Distributions to principals’ and others’ interests in equity	—	—	(840)	—	—	(840)	(124,723)	(125,563)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,243	—	—	9,243	—	9,243
Director restricted share grant	143,624	—	412	—	—	412	704	1,116
Capital increase related to equity-based compensation, net	15,394,027	10,333,333	481,327	—	—	481,327	802,404	1,283,731
Dilution impact of Class A share issuance	—	—	13,333	—	(89)	13,244	(13,244)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(431,515)	—	(431,515)	(685,821)	(1,117,336)
Foreign currency translation	—	—	—	—	340	340	77	417
Comprehensive income (loss) from equity method investees	—	—	—	—	(89)	(89)	(114)	(203)
Total comprehensive income (loss)						(431,264)	(685,858)	(1,117,122)
Equity - December 31, 2011	189,824,053	305,857,751	$ 1,972,711	$ (1,484,120)	$ (1,160)	$ 487,431	$ 574,961	$ 1,062,392

See notes to consolidated financial statements.

See notes to consolidated and combined financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(1,117,336)	$(781,693)	$(909,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33,399	12,693	10,784
Other amortization and accretion	1,477	6,874	8,936
(Earnings) losses from equity method investees	(41,935)	(115,954)	(60,281)
Distributions of earnings from equity method investees	23,719	11,034	4,544
(Gains) losses	30,054	(2,997)	(25,373)
Deferred incentive income	(80,093)	(161,028)	(35,743)
Deferred tax (benefit) expense	24,622	43,115	(8,569)
Options received from affiliates	(12,615)	—	—
Tax receivable agreement liability adjustment	(3,098)	(22,036)	55
Equity-based compensation, including Principals’ Agreement	1,284,086	1,167,130	1,180,728
Allowance for doubtful accounts	5,263	651	(13,767)
Other	—	2,713	(1,170)
Cash flows due to changes in
Due from affiliates	(133,322)	(242,841)	(18,718)
Other assets	7,322	(20,700)	(6,244)
Accrued compensation and benefits	51,166	200,347	(18,487)
Due to affiliates	(9,353)	(13,602)	(21,983)
Deferred incentive income	112,068	199,294	32,205
Other liabilities	(7,181)	27,153	(703)
Net cash provided by (used in) operating activities	168,243	310,153	117,072
Cash Flows From Investing Activities
Contributions to equity method investees	(82,610)	(74,581)	(46,437)
Distributions of capital from equity method investees	180,855	50,808	42,580
Purchase of fixed assets	(17,713)	(6,794)	(4,287)
Acquisitions, net of cash received	—	(13,474)	—
Net cash provided by (used in) investing activities	80,532	(44,041)	(8,144)
Cash Flows From Financing Activities
Borrowings under debt obligations	—	330,000	—
Repayments of debt obligations	(16,250)	(450,325)	(331,216)
Payment of deferred financing costs	—	(5,060)	(4,162)
Proceeds from public offering	—	—	230,000
Costs related to public offering	—	—	(10,500)
Dividends and dividend equivalents paid	—	—	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	13,484	1,271	98
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(123,475)	(128,465)	(59,386)
Net cash provided by (used in) financing activities	(126,241)	(252,579)	(175,166)
Net Increase (Decrease) in Cash and Cash Equivalents	122,534	13,533	(66,238)
Cash and Cash Equivalents, Beginning of Period	210,632	197,099	263,337
Cash and Cash Equivalents, End of Period	$333,166	$210,632	$197,099
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$16,122	$11,432	$12,707
Cash paid during the period for income taxes	$8,574	$8,911	$9,602
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$68,087	$83,351	$10,666
Investments of receivable amounts into Fortress Funds	$143,862	$10,300	$—
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$29,423	$42,900	$10,393
Contingent consideration in purchase of Logan Circle Partners L.P.	$—	$4,000	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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
2)

Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments.

3)	Credit funds:
a)

Credit hedge funds, which make highly diversified investments globally in assets, opportunistic lending situations and securities throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)

Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds.

4)	Principal investments in the above described funds.

2007 Reorganization of Fortress Operating Group

Fortress Investment Group LLC was formed in 2006 for the purpose of becoming the general partner of Fortress Operating Group and effecting an initial public offering of shares in February 2007 and related transactions in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity. Fortress Operating Group was owned by its five general partners (the “Principals”) prior to this reorganization. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals’ and one senior employee’s ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Principals Agreement Compensation	8

As a result of the principals agreement, the January 2007 value of a significant portion of the Principals’ equity in Fortress was recorded as an expense over an approximate five year period ending in December 2011. Fortress was not a party to this agreement. It was an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense had no economic effect on Fortress or its shareholders.

Gains (Losses)	4	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	6

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

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting and Consolidation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, (ii) variable interest entities (“VIEs”) in which it is the primary beneficiary as described below and (iii) non-VIE general partnerships where the limited partners do not have rights that would overcome the presumption of control by the general partner.

For those entities in which it has a variable interest, Fortress first determines whether the entity is a VIE. This determination is made by considering whether the entity’s equity investment at risk is sufficient and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary.

Pursuant to the revised consolidation guidance described in “Recent Accounting Pronouncements” below, the primary beneficiary of a VIE is defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.

For entities meeting the criteria to defer the application of the revised consolidation guidance, the primary beneficiary of a VIE is the party who, considering the involvement of related parties and de facto agents, absorbs a majority of the VIE’s expected losses or receives a majority of the expected residual returns, as a result of holding a variable interest. This evaluation is also updated continuously.

As the general partner or managing member of entities that are limited partnerships or limited liability companies and not VIEs, Fortress is presumed to control the partnership or limited liability company. This presumption is overcome when the unrelated limited partners or members have the substantive ability to liquidate the entity or otherwise remove Fortress as the general partner or managing member without cause based on a simple unaffiliated majority vote, or have other substantive participating rights.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Revenue Recognition

Management Fees and Expense Reimbursements — Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned. Fortress is entitled to certain expense reimbursements pursuant to its management agreements. Fortress selects the vendors, incurs the expenses, and is the primary obligor under the related arrangements. Fortress is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis. Expense reimbursements are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.

Stock Options Received — Fully vested stock options are issued to Fortress by certain of the Castles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the Castles’ option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as Gains (Losses).

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

Other Revenues and Other Income — Fortress recognizes security transactions on the trade date. Gains and losses are recorded based on the specific identification method and generally include gains (losses) on investments in securities, derivatives, foreign exchange transactions, and contingent consideration accrued in business combinations. Dividend income is recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis.

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

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectable amounts of $3.4 million and $3.1 million as of December 31, 2011 and 2010, respectively, which were recorded as General and Administrative expense.

	Other Assets
	December 31,
	2011	2010
Fixed assets	$101,189	$83,270
Accumulated depreciation	(58,917)	(47,906)
Deferred charges	5,099	5,099
Accumulated amortization	(1,932)	(449)
Receivables	23,154	39,750
Prepaid compensation, net	16,626	16,626
Prepaid expense	10,002	8,099
Goodwill and intangibles	9,010	23,502
Accumulated amortization	(8,172)	(1,241)
Miscellaneous assets, net	12,799	7,397
	$108,858	$134,147

	Other Liabilities
	December 31,
	2011	2010
Current taxes payable (Note 6)	$3,452	$5,610
Deferred taxes payable (Note 6)	199	495
Interest payable	2,074	2,236
Accounts payable	2,952	5,023
Accrued expenses	24,518	20,567
Deferred rent	10,256	7,370
Placement agent fee payable (Note 7)	4,179	2,438
Contingent consideration	—	3,122
Foreign exchange forward contract liability	—	2,732
Miscellaneous liabilities	9,574	18,637
	$57,204	$68,230

Fixed Assets, Depreciation and Amortization — Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, and computer hardware and software, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, and three to seven years for other fixed assets.

Deferred Charges — Deferred charges consist primarily of costs incurred in obtaining financing, which are amortized over the term of the financing generally using the effective interest method.

Prepaid Compensation — Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and would become receivable back from employees at the termination of the related funds.

Goodwill and Intangibles — Goodwill and intangibles represent amounts recorded in connection with business combinations. Goodwill is not amortized but is tested for impairment at least annually. Other intangible assets are amortized over their estimated useful lives. See Note 3.

Deferred Rent — Rent expense is recognized on a straight-line basis based on the total minimum rent required throughout the lease period. Deferred rent represents the difference between the rent expense recognized and cash paid to date.

Contingent Consideration — Contingent consideration represents amounts that may become due in connection with business combinations based on the performance of the acquired company. It is marked to fair value through earnings in Gains (Losses). See Note 3.

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

DECEMBER 31, 2011

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

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2011	2010
Direct
Net foreign currency translation adjustments	$(206)	$(498)
Through equity method investees
Net unrealized gains (losses) on securities available for sale	1,104	1,105
Net unrealized gains (losses) on derivatives designated as cash flow hedges	(1,122)	(1,122)
Net foreign currency translation adjustments	(936)	(774)
Accumulated other comprehensive income (loss)	$(1,160)	$(1,289)

Foreign Currency — Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2011, 2010 and 2009.

Profit Sharing Arrangements — Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income or other amounts realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

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

DECEMBER 31, 2011

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

Income Taxes — As described in Note 1, a substantial portion of Fortress’s income earned by its corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Certain subsidiaries of Fortress are subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Interest and penalties, if any, are treated as additional taxes.

Fortress accounts for these taxes using the liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These temporary differences are expected to result in taxable or deductible amounts in future years and the deferred tax effects are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. A valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. This is further discussed in Note 6.

Fortress is party to a tax receivable agreement whereby the Principals will receive payments from Fortress related to tax savings realized by Fortress in connection with certain transactions entered into by the Principals. The accounting for this agreement is discussed in Note 6.

Recent Accounting Pronouncements —  In June 2009, the FASB issued new guidance on consolidation which became effective on January 1, 2010. This guidance changes the definition of a variable interest entity  (“VIE”) and changes the methodology to determine who is the primary beneficiary of, or in other words who consolidates, a VIE. Generally, the changes are expected to cause more entities to be defined as VIE’s and to shift consolidation to those entities that exercise day-to-day control over the VIE’s, such as investment managers. In February 2010, the FASB updated this guidance to defer its application to certain managed entities, particularly investment companies and similar entities. As a result, this guidance did not have a material impact on Fortress’s financial position, results of operations, or liquidity.

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

Fortress has early-adopted a rule, that would have otherwise been effective on January 1, 2012, that requires the Statements of Comprehensive Income to be presented separately from the Statements of Changes in Equity.

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

DECEMBER 31, 2011

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2011	2010	2009
Private Equity
Private Equity Funds
Management fees: affil.	$131,898	$138,464	$142,588
Incentive income: affil.	7,877	70,094	12,952

Castles
Management fees: affil.	48,709	45,883	48,204
Management fees, options: affil.	12,615	—	—
Management fees: non-affil.	5,148	2,748	2,658
Incentive income: affil.	—	—	—

Liquid Hedge Funds
Management fees: affil.	91,796	88,433	96,616
Management fees: non-affil.	17,078	10,187	422
Incentive income: affil.	2,803	49,625	15,156
Incentive income: non-affil.	984	17,535	—

Credit Funds
Credit Hedge Funds
Management fees: affil.	106,138	119,973	106,782
Management fees: non-affil.	15,696	1,463	1,107
Incentive income: affil.	73,340	91,609	—
Incentive income: non-affil.	—	5,392	999

Credit PE Funds
Management fees: affil.	73,149	48,392	39,311
Management fees: non-affil.	124	27	537
Incentive income: affil.	71,283	90,933	22,792
Incentive income: non-affil.	933	—	—

Other (A)
Management fees: non-affil.	$20,050	$13,369	$—

Total
Management fees: affil.	$464,305	$441,145	$433,501
Management fees: non-affil.	$58,096	$27,794	$4,724
Incentive income: affil. (B)	$155,303	$302,261	$50,900
Incentive income: non-affil.	$1,917	$22,927	$999

(A) Related to Logan Circle.

(B) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $70.3 million, $153.9 million and $4.8 million during the years ended December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011, 2010 and 2009, Fortress recognized $71.3 million, $90.9 million and $22.8 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

		Distributed-	Distributed-	Undistributed net
	Distributed-	Recognized	Unrecognized	of intrinsic
	Gross	(A)	(B)	clawback (C) (D)
Deferred incentive income as of December 31, 2009	$503,415	$(343,318)	$160,097	$168,686
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	230,674
Distribution of incentive income	199,294	N/A	199,294	(199,294)
Recognition of previously deferred incentive income	N/A	(161,028)	(161,028)	N/A
Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	123,127
Distribution of incentive income	120,388	N/A	120,388	(120,388)
Recognition of previously deferred incentive income	N/A	(80,093)	(80,093)	N/A
Deferred incentive income as of December 31, 2011	$823,097	$(584,439)	$238,658	$202,805

(A)  All related contingencies have been resolved.

(B)  Reflected on the balance sheet.

(C)  At December 31, 2011, the undistributed incentive income is comprised of $305.6 million of gross undistributed incentive income, net of $102.8 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2011 at their net asset values.

(D)     From inception to December 31, 2011, Fortress has paid $340.2  million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $305.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $131.9 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2011, 2010 and 2009, management fees of $3.7 million, $3.3 million and $3.3 million, respectively, and incentive income, exclusive of tax distributions, of $2.4 million, $3.2 million and $0.1 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of December 31, 2011:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(805,649)	$12,585	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,027,871	(2,775,545)	89,236	1,836,910	—	N/A	16,827	329,042	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	74,164	1,359,956	—	N/A	—	287,024	43,214	19,433	12,442
Fund III (2004)	Jan-15	2,762,993	(1,330,360)	1,492,584	59,951	1,209,082	1,149,131	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(115,936)	150,160	(7,552)	153,979	161,531	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(135,884)	3,059,482	(444,195)	1,532,789	1,976,984	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	598,943	(151,102)	330,506	481,608	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(13,955)	3,489,923	(599,836)	1,170,841	1,770,677	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(131)	543,494	(446,852)	320,090	766,942	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	263,267	(451,349)	581,144	1,032,493	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	153,220	(158,074)	166,346	324,420	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(54,714)	(779,234)	331,088	1,110,322	—	—	—	—	—
FHIF (2006)	Jan-17	1,523,484	(63,169)	2,013,852	553,537	634,661	81,124	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(146)	821,589	(161,044)	394,142	555,186	—	—	—	—	—
								$16,827	$845,405	$126,564	$102,783	$67,591
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	12,600	(213)	11,725	(662)	463	1,125	$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(55,722)	$270,346	$58,743	$90,575	$31,832	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	273,147	(107,073)	211,956	45,882	72,915	27,033	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	342,643	(136,620)	261,980	55,957	—	N/A	2,486	2,998	—	—	—
LDVF Patent Fund (2007)	Nov-27	43,574	(9,135)	60,054	25,615	—	N/A	1,841	461	—	—	—
Real Assets Fund (2007)	Jun-17	358,460	(216,100)	217,829	75,469	—	N/A	9,381	2,360	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,163,603	(5,081,789)	1,756,871	1,675,057	—	N/A	110,469	220,650	85,951	—	—
								$124,177	$226,881	$85,951	$—	$—
Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$1,643,633	$(523,465)	$1,410,982	$290,814	$—	N/A	$50,917	$6,089	$278	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	327,480	—	326,903	(577)	2,084	2,661	—	—	—	—	—
FTS SIP L.P. (2008)	Oct-18	1,358,089	(1,044,788)	649,910	336,609	—	N/A	19,968	47,213	24,567	—	—
SIP Managed Account (2010)	Sep-20	11,000	(15,664)	6,153	10,817	—	N/A	1,538	933	—	—	—
FCO MA LSS (2010)	Jun-24	193,231	(40,285)	163,613	10,667	—	N/A	1,686	—	—	—	—
FCO MA II (2010)	Jun-22	345,628	(80,804)	328,462	63,638	—	N/A	10,701	1,376	—	—	—
FCO MA Maple Leaf (2010)	Oct-20	282,124	(12,099)	268,075	(1,950)	11,644	13,594	—	—	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	1	21,845	—	N/A	—	2,180	1,298	—	—
Japan Opportunity Fund (2009)	Jun-19	1,088,659	(507,640)	824,358	243,339	—	N/A	33,799	13,776	—	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	104,800	—	103,528	(1,272)	138	1,410	—	—	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	50,677	—	50,042	(635)	63	698	—	—	—	—	—
Net Lease Fund I (2010)	Feb-20	98,399	(9,056)	104,347	15,004	—	N/A	1,957	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	162,912	(7,826)	145,384	(9,702)	5,089	14,791	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	307,656	(94,254)	177,485	(35,917)	19,276	55,193	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	25,230	(7,696)	14,511	(3,023)	1,580	4,603	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	56,607	(1,103)	58,415	2,911	379	N/A	—	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-24	7,808	(2)	7,532	(274)	7	281	—	—	—	—	—
								$120,566	$71,567	$26,143	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,804,754	$174,476	0.7%	$39	$725
Sidepocket investments (R)	46,878	27,611	N/A	678	—
Sidepocket investments - redeemers (S)	267,731	150,310	N/A	4,148	—
Managed accounts	550,470	38,176	0.0%	—	8

Asia Macro Funds (T)
Main fund investments	175,444	136	89.1%	—	499

Fortress Commodities Funds
Main fund investments (U)	641,367	60,040	0.0%	—	2,153

Fortress Partners Funds (T)
Main fund investments	72,676	53,264	0.0%	—	—
Sidepocket investments (R)	144,144	45,164	N/A	256	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	3,148,025	—	100.0%	—	69,691
Sidepocket investments (R)	129,366	—	N/A	4,419	—
Sidepocket investments - redeemers (S)	210,231	46,197	N/A	1,362	—
Main fund investments (liquidating) (V)	1,242,027	136,928	89.9%	41,905	3,191
Managed accounts	20,392	29,459	0.0%	—	—

Worden Funds
Main fund investments	212,053	1,060	89.9%	—	157

Value Recovery Funds (W)
Managed accounts	70,053	9,732	28.1%	134	—

(A)       Vintage represents the year in which the fund was formed.

(B)       Represents the contractual maturity date including the assumed exercise of all extension options, which in some cases may require the approval of the applicable fund advisory board. Private equity funds that have reached their maturity date are included in the table to the extent they have generated incentive income.

(C)       Includes an increase to the NAV surplus related to the U.S. income tax expense of certain investment entities, which is considered a distribution for the purposes of computing incentive income.

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

(J)           Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2011, Fortress held $45.1 million of such amounts on behalf of employees related to all of the private equity funds.

(K)      Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

(Q)       Represents the Drawbridge Global Macro Funds and Fortress Macro Funds. The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The impact of the unrealized gains and losses within the SPV at December 31, 2011, as if they became realized, was immaterial to the amounts presented in the table for the Macro main fund.

(R)       Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at December 31, 2011, the undistributed incentive income from the Macro main fund would not be impacted.

(S)         Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (P) above).

(T)        Includes onshore and offshore funds.

(U)       Crystallized incentive income includes related managed account.

(V)       Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(W)    Excludes the Value Recovery Funds which had a NAV of $515.8 million at December 31, 2011. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2011.

Total	Fortress and			Longest
Original	Affiliates		Percent of	Capital	Longest			Incentive
Capital	Original Capital	Carrying Value	Capital	Commitment	Fund	Annual	Incentive	Income
Commitments	Commitments	of Fortress’s	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)

$20,001,135	$2,123,224	$627,766	97.9%	Jun-2015	Jun-2024	1.0% - 1.5%	10% - 25%	0% - 10%

(A)           Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)            Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2011 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$130,119	$612,721	$637,462	$1,380,302	$742,922	$2,123,224

(C)            Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)           Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted (by AUM) average management fee rate as of December 31, 2011 was approximately 1.2%.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

(E)            Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) average incentive income rate as of December 31, 2011 was approximately 20%, and the weighted average threshold rate was approximately 8.4%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the private equity funds. As of December 31, 2011, for funds where Fortress is entitled to incentive income and profit sharing has been assigned, this portion was equal to approximately 30.6%, based on a weighted average by total capital commitments.

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

In February 2011, the capital commitment periods of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds generated lower management fees.

Castles

The Castles are comprised of Newcastle (NYSE: NCT) and Eurocastle (Euronext Amsterdam: ECT). The following table presents certain information with respect to the Castles as of December 31, 2011.

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress’s Investments

1.5%	25%	8% - 10%	$4,848

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, including related managed accounts, as of December 31, 2011.

Assets Under	Carrying Value of	Annual	Incentive
Management (AUM)	Fortress’s Investments	Management Fee (A)	Income (B)

$5,514,805	$204,892	1% - 3%	15% - 25%

(A)       Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2011 was approximately 1.7%.

(B)       Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2011 was approximately 20.3%.

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2011.

	Assets Under Management	Carrying Value of Fortress’s	Annual Management	Incentive
	(AUM)	Investments	Fee (A)	Income (B)

Fortress Originated	$5,165,075	$53,831	1% - 2%	10% - 20%
Non-Fortress Originated	$811,502	$—	1%	5%

(A)       For Fortress originated AUM, expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2011 was approximately 2%. For non-Fortress originated AUM, management fees are equal to 1% of realized proceeds and up to 1% per annum on certain managed assets.

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

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds as of December 31, 2011.

Total	Fortress			Longest
Original	and Affiliates		Percent of	Capital	Longest			Incentive
Capital	Original Capital	Carrying Value	Capital	Commitment	Fund	Annual	Incentive	Income
Commitments	Commitments	of Fortress’s	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends (C)	Date (D)	Fee (E)	(F)	Return (F)

$10,930,518	$632,990	$141,186	60.5%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0% - 8%

(A)           Represents the total amount of capital originally committed by investors (including credit PE funds) to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)            Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2011 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$69,625	$157,451	$234,020	$461,096	$171,894	$632,990

(C)            Only $0.3 billion of the total capital commitments extend beyond March 2015.

(D)           Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board. $4.7 billion of the total commitments extend beyond December 2021.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

(E)            Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2011 was approximately 1.4%.

(F)             Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2011 was approximately 19.7% and the weighted average threshold was approximately 7%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the credit PE funds. As of December 31, 2011, for funds where profit sharing has been assigned, this portion was equal to approximately 45.1%, based on a weighted average by total capital commitments.

Traditional Asset Management Business

Logan Circle Partners, L.P. (“Logan Circle”) is a fixed income asset manager with approximately $13.5 billion in assets under management as of December 31, 2011, which Fortress acquired in April 2010. Logan Circle is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations. The Logan Circle AUM pays an average annual management fee of approximately 0.15%.

Part of the acquisition price was paid with contingent consideration, which was contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration was payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4 million at closing. The contingent consideration was measured at fair value with changes in fair value being recorded as a gain (loss). Ultimately, no contingent consideration payment was made.

The assets acquired primarily included goodwill and other intangible assets, which were recorded in Other Assets, and had a basis of $0.3 million as of December 31, 2011. In the third quarter of 2011, Fortress determined that Logan Circle had not met certain growth targets in its business plan and therefore performed an intangible asset impairment test. As a result of this test, $20.1 million of goodwill and other intangible assets was written off through Depreciation and Amortization.

During the years ended December 31, 2011 and 2010, Logan Circle generated approximately $20.1 million and $13.4 million of revenues (primarily management fees from non-affiliates) and $(17.3) million and $(13.4) million of net (loss), respectively. This net (loss) does not include the change in fair value of the contingent consideration or the write-off of goodwill and other intangible assets, but does include approximately $5.6 million and $5.1 million of allocated corporate overhead in these years, respectively. In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” — see Note 8).

4.     INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31,
	2011	2010
Equity method investees	$1,034,721	$949,411
Equity method investees, held at fair value (A)	34,530	60,323
Total equity method investments	1,069,251	1,009,734
Options in equity method investees	10,526	3,149
Total investments	$1,079,777	$1,012,883

(A)       Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Gains (losses) can be summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Net realized gains (losses)	$(4,122)	$(207)	$(2,522)
Net realized gains (losses) from affiliate investments	(722)	(890)	98
Net unrealized gains (losses)	3,068	(2,732)	—
Net unrealized gains (losses) from affiliate investments	(28,278)	6,826	27,797
Total gains (losses)	$(30,054)	$2,997	$25,373

These gains (losses) were generated as follows:

	Year Ended December 31,
	2011	2010	2009
Mark to fair value on publicly traded investments	$(31,398)	$5,939	$24,587
Mark to fair value on derivatives	2	(3,263)	—
Mark to fair value on Logan Circle contingent consideration	3,122	878	—
Other	(1,780)	(557)	786
	$(30,054)	$2,997	$25,373

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with investments also in Western Europe and Asia. There are some concentrations, mainly in the private equity funds, in the financial services, transportation, leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and borrowings.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2011, which comprised approximately 22% of its equity method investments, is in a fund with a single investment which focuses on the U.S. rail transportation and real estate sectors.

Fortress elected to record its investments in and options from Newcastle and Eurocastle, and its investment in GAGFAH, at fair value. Fortress made this election to simplify its accounting for these publicly traded equity securities (and related interests). Fortress accounts for dividends received from these investments as dividend income, a component of Other Revenues.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2011	2010	2011	2010	2009
Private equity funds, excluding NIH	$626,515	$560,527	$21,399	$75,366	$4,458
NIH	1,251	1,664	(88)	9	557
Publicly traded portfolio companies (A) (B)	29,682	51,267	N/A	N/A	N/A
Newcastle (B)	4,770	6,872	N/A	N/A	N/A
Eurocastle (B)	78	2,184	N/A	N/A	N/A
Total private equity	662,296	622,514	21,311	75,375	5,015
Liquid hedge funds	204,892	197,792	5,209	23,656	30,557
Credit hedge funds	53,831	57,661	7,528	12,778	8,550
Credit PE funds	141,186	125,265	7,985	1,817	15,845
Other	7,046	6,502	(98)	2,328	314
	$1,069,251	$1,009,734	$41,935	$115,954	$60,281

(A)       Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)       Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2011
	Private Equity				Credit
	NIH	Other Funds	Private Equity Portfolio Companies and Castles (A)	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,664	$560,527	$60,323	$197,792	$57,661	$125,265	$6,502	$1,009,734
Earnings from equity method investees	(88)	21,399	N/A	5,209	7,528	7,985	(98)	41,935
Other comprehensive income from equity method investees	(4)	—	N/A	—	—	464	—	460
Contributions to equity method investees (E)	—	8,007	225	82,670	93,792	55,435	671	240,800
Distributions of earnings from equity method investees	—	—	N/A	(902)	(12,563)	(10,229)	(25)	(23,719)
Distributions of capital from equity method investees (E)	(321)	(1,068)	N/A	(67,197)	(92,587)	(25,232)	(4)	(186,409)
Total distributions from equity method investees	(321)	(1,068)	N/A	(68,099)	(105,150)	(35,461)	(29)	(210,128)
Mark to fair value - during period (B)	N/A	—	(26,842)	N/A	N/A	N/A	N/A	(26,842)
Translation adjustment	—	—	824	—	—	—	—	824
Dispositions	—	—	—	—	—	(1,837)	—	(1,837)
Deconsolidation (C)	—	—	—	(12,680)	—	(10,665)	—	(23,345)
Reclassification to Due to Affiliates (D)	—	37,650	—	—	—	—	—	37,650
Investment, ending	$1,251	$626,515	$34,530	$204,892	$53,831	$141,186	$7,046	$1,069,251

Ending balance of undistributed earnings	$—	$25,529	N/A	$776	$4,840	$4,379	$1,823	$37,347

(A)             Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)              Recorded to Gains (Losses).

(C)              Represents the deconsolidation of two funds discussed under “Investments in Variable Interest Entities” below.

(D)             Represents the general partner liability discussed in Note 10.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

(E)              The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Year Ended December 31,
	2011
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$82,610	$180,855
Investments of receivable amounts into Fortress Funds	143,862	—
Net funded*	14,072	14,072
Deconsolidation of credit PE fund	—	(10,665)
Other	256	2,147
Per Above	$240,800	$186,409

*    In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

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

	Private Equity Funds excluding NIH
	December 31, (or Year then Ended)
	2011	2010	2009

Assets	$13,296,783	$12,490,411
Debt	(45,291)	(145,043)
Other liabilities	(263,858)	(197,587)
Equity	$12,987,634	$12,147,781
Fortress’s Investment	$626,515	$560,527
Ownership (A)	4.8%	4.6%

Revenues and gains (losses) on investments	$1,144,271	$1,853,285	$1,945,321
Expenses	(251,806)	(233,797)	(248,573)
Net Income (Loss)	$892,465	$1,619,488	$1,696,748
Fortress’s equity in net income (loss)	$21,399	$75,366	$4,458

(A)       Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds			Credit Hedge Funds
	December 31, (or Year then Ended)
	2011	2010	2009	2011	2010	2009
Assets	$8,211,051	$7,418,362		$8,654,158	$9,579,405
Debt	—	(11,898)		(2,910,711)	(3,475,675)
Other liabilities	(3,134,491)	(1,299,246)		(291,850)	(590,845)
Non-controlling interest	—	—		(9,794)	(15,647)
Equity	$5,076,560	$6,107,218		$5,441,803	$5,497,238
Fortress’s Investment	$204,892	$197,792		$53,831	$57,661
Ownership (A)	4.0%	3.2%		1.0%	1.0%

Revenues and gains (losses) on investments	$(178,564)	$801,493	$1,546,549	$835,054	$1,408,290	$1,286,218
Expenses	(207,229)	(167,380)	(191,156)	(267,202)	(273,688)	(259,068)
Net Income (Loss)	$(385,793)	$634,113	$1,355,393	$567,852	$1,134,602	$1,027,150
Fortress’s equity in net income (loss)	$5,209	$23,656	$30,557	$7,528	$12,778	$8,550

	Credit PE Funds (B) (C)
	December 31, (or Year then Ended)
	2011	2010	2009
Assets	$7,949,091	$6,593,935
Debt	(57,602)	(358,095)
Other liabilities	(410,125)	(235,399)
Non-controlling interest	(9,182)	(4,945)
Equity	$7,472,182	$5,995,496
Fortress’s Investment	$141,186	$125,265
Ownership (A)	1.9%	2.1%

Revenues and gains (losses) on investments	$739,681	$1,310,038	$1,917,862
Expenses	(245,947)	(290,818)	(152,487)
Net Income (Loss)	$493,734	$1,019,220	$1,765,375
Fortress’s equity in net income (loss)	$7,985	$1,817	$15,845

(A)       Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)       Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended September 30, 2011, 2010 and 2009, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(C)       Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and therefore does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the years ended December 31, 2011, 2010 or 2009 which caused a change in Fortress’s accounting, except as described below.

All of the VIEs are Fortress Funds, or related entities, which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages primarily all of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2011. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

	Fortress is not Primary Beneficiary
	December 31, 2011			December 31, 2010
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$12,871	$—	$1,251	$329,999	$189,738	$1,974	(C) (D)

Castles	7,374,735	6,568,462	22,384	10,183,554	9,944,424	19,122	(C) (D)

Liquid Hedge Funds	4,208,343	547,044	10,771	4,217,992	722,194	43,948	(C) (D)

Credit Hedge Funds	1,594,736	364,791	35,476	1,404,971	378,768	38,461	(C) (D)

Credit PE Funds	732,419	89,334	5,108	930,513	450,530	1,962	(C) (D)

(A)       Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of December 31, 2011, $6,027.2 million, $302.4 million, and $89.3 million represent financial borrowings which have weighted average maturities of 2.8, 4.6, and 3.7 years for the Castles, credit hedge funds, and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2010, $189.7 million, $9,344.6 million, $350.2 million, and $450.5 million represent financial borrowings which have weighted average maturities of 0.4, 3.5, 5.4, and 38.5 years for the private equity funds, Castles, credit hedge funds, and credit PE funds, respectively.

(B)       Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)       Fortress is not the primary beneficiary of the Castles and NIH because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which primarily represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)       As of December 31, 2011, Fortress’s investment includes $4.0 million, $0.2 million, $14.1 million, and $0.1 million of management fees receivable from the Castles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $19.2 million in incentive income receivable from the credit hedge funds. As of December 31, 2011, Fortress’s investment also includes $3.0 million, $3.0 million, $0.9 million and $0.1 million of expense reimbursements and other receivables from the Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. As of December 31, 2010, Fortress’s investment includes $3.8 million, $12.6 million, and $0.2 million of management fees receivable from the Castles, credit hedge funds, and credit PE funds, respectively, as well as $41.6 million and $24.3 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2010, Fortress’s investment also includes $0.3 million, $3.1 million, $1.6 million, $0.5 million and $0.1 million of expense reimbursements and other receivables from the private equity funds, Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively.  In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated $0.6 million at December 31, 2011.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of December 31, 2011, FCF’s gross assets were approximately $64.4 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $33.5 million at December 31, 2011, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

In March 2011, Fortress launched a liquid hedge fund and a related onshore feeder fund, which is a VIE.  The onshore feeder fund invests substantially all of its equity directly into the liquid hedge fund.  Based on a quantitative and qualitative analysis, management determined that Fortress was originally the entity that was most closely associated with the onshore feeder fund.  Therefore, Fortress was the onshore feeder fund’s primary beneficiary and consolidated it.  On July 1, 2011, additional investors made cash contributions to the onshore feeder fund causing Fortress to reconsider whether Fortress remained the entity that was most closely associated with the onshore feeder fund. Based on a qualitative and quantitative analysis, management has determined that Fortress ceased to be the entity most closely associated with the onshore feeder fund. Therefore, Fortress derecognized the onshore feeder fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share of the onshore feeder fund. Fortress did not recognize any gain or loss as the result of its deconsolidation of the onshore feeder fund, but Fortress has

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

begun to recognize management fees and incentive income, if any, earned from the onshore feeder fund in its consolidated statement of operations.

In June 2011, Fortress launched a credit PE fund, which is a VIE.  Based on a quantitative and qualitative analysis, management has determined that Fortress was originally the entity that was most closely associated with the fund.  Therefore, Fortress was the fund’s primary beneficiary and consolidated it. In September 2011, additional investors made cash contributions to this fund causing Fortress to reconsider whether Fortress remained the entity that is most closely associated with this fund. Based on a qualitative and quantitative analysis, management determined that Fortress ceased to be the entity most closely associated with this fund. Therefore, Fortress derecognized this fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share of this fund. Fortress didn’t recognize any gain or loss as the result of its deconsolidation of this fund, but Fortress has begun to recognize management fees and incentive income, if any, earned from this fund.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments which are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	December 31,
	2011	2010	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$4,848	$7,222	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$29,682	$51,267	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$1,834	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Total equity method investments carried at fair value	$34,530	$60,323
Newcastle and Eurocastle options (B)	$10,526	$3,149	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$1,236	$(2,732)	Level 2 - See below
Liabilities (within Other Liabilities)
Logan Circle Contingent Consideration	$—	$(3,122)	Level 3 - Internal model using significant unobservable inputs

(A)       The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities at a premium of 20%. As of December 31, 2011, it has a face amount of €1.2 million ($1.6 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

(B)       With the exception of the 2.6 million Newcastle options granted in September 2011 with a strike price of $4.55 per share, all of the other options are out of the money (that is, their strike price is above the December 31, 2011 market price per share of $4.65 per share for Newcastle and €0.06 per share for Eurocastle).

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed as follows (any transfers are assumed to occur at the beginning of a quarter):

	Asset	Liabilities
Balance at December 31, 2009	$2,098	$—
Issuance of Logan Circle contingent consideration (Note 3)	—	(4,000)
Total gains (losses) included in net income (including foreign currency translation)	(264)	878
Balance at December 31, 2010	$1,834	$(3,122)
Total gains (losses) included in net income (including foreign currency translation)	(1,834)	3,122
Balance at December 31, 2011	$—	$—

See Note 5 regarding the fair value of Fortress’s outstanding debt.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

In March 2011, Newcastle issued 17.3 million shares of its common stock in a public offering at a price to the public of $6.00 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 1,725,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.0 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In September 2011, Newcastle issued 25.9 million shares of its common stock in a public offering at a price to the public of $4.55 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 2,587,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value December 31, 2011	Notional Amount December 31, 2011	Gains/(Losses) Year Ended December 31, 2011 (B)	Maturity Date
Foreign exchange option contract	Other Assets	$1,239	€30,000	$(237)	Feb-12
Foreign exchange option contract	Other Assets	$(3)	€30,000	$1,042	Feb-12

(A)       Fortress has a master netting agreement with its counterparty.

(B)       Reflects gains (losses) related to contracts existing at period end. Total net foreign exchange derivative gains (losses) were $0.0 million and $(3.3) million in 2011 and 2010, respectively.

The counterparty on these derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

5.              DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress’s debt obligations:

	Face Amount and				December 31, 2011
	Carrying Value		Contractual	Final	Weighted	Weighted
	December 31,		Interest	Stated	Average	Average
Debt Obligation	2011	2010	Rate	Maturity	Funding Cost (A)	Maturity (Years)

Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct 2013	—	—
Term loan	261,250	277,500	LIBOR + 4.00% (D)	Oct 2015	6.20%	2.88

Total	$261,250	$277,500			6.20%	2.88

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
(C)

Approximately $56.7 million was undrawn on the revolving debt facility as of December 31, 2011. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

(D)	With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

The term loan is subject to future mandatory repayments of $8.75 million on each calendar quarter end from March 31, 2012 through September 30, 2015. In addition, mandatory repayments of 50% of Free Cash Flow of each calendar year, up to a limit, as defined in the credit agreement, for each of the years 2011 through 2014 are also required to be made in April of each subsequent year (2012 through 2015). The term loan may be prepaid without penalty after October 2014, may be prepaid subject to a 1% fee on the amount repaid from October 2012 through October 2014, and may be prepaid prior to October 2012 subject to a Make Whole Payment, as defined in the credit agreement. Furthermore, Fortress is required to prepay the credit agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

Assuming no Free Cash Flow-based required repayments, of which approximately $54.5 million will be made in 2012, Fortress’s outstanding debt matures as follows (in thousands).

2012	$35,000	(A)
2013	35,000
2014	35,000
2015	156,250
Total	$261,250

(A)       In addition, a mandatory Free Cash Flow—based payment of approximately $54.5 million is due in April 2012. This will reduce the payment due at maturity in 2015.

Management believes the fair value of this debt was approximately equal to its face amount at December 31, 2011 and 2010 (based on counterparty inquiries, a level 3 valuation, see Note 4).

During the three year period ended December 31, 2011, Fortress has modified or refinanced its credit agreement several times. Rates on credit agreements were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees and Expenses Paid
Nov 2008-Mar 2009	LIBOR+2.00%	0.250%	$3.7 million
Mar 2009-Sep 2010	LIBOR+2.50%	0.500%	$4.2 million
Oct 2010-Dec 2011	LIBOR+4.00%	0.625%	$5.1 million

In connection with the repayments of credit facilities, deferred loan costs of $0.3 million, $1.6 million and $4.0 million were written off to interest expense in January 2009, May 2009 and October 2010, respectively. In March 2009, the credit facility was amended to include a reduction of the revolving debt facility by $50 million and a prepayment of the term loan by $75 million. In connection with this reduction, an additional $1.6 million of deferred loan costs were written off to interest expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Covenants

The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the credit agreement) with respect to Fortress’s material funds.

The credit agreement includes customary covenants. Fortress was in compliance with all of these covenants as of December 31, 2011. Among other things, Fortress is prohibited from incurring additional unsubordinated indebtedness or further encumbering its assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•                  Permit AUM (as defined in the credit agreement) to be less than $25.0 billion as of the end of any calendar month;

•                  Permit the Consolidated Leverage Ratio (a measure of outstanding debt compared to EBITDA, as defined in the credit agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•                  Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the credit agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•                  Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA after permitted tax distributions compared to required debt payments, or fixed changes, as defined in the credit agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the credit agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of December 31, 2011.

	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$34,795	(A)
Consolidated Leverage Ratio	< 2.75	0.87	(B)
Minimum Investment Assets Ratio	> 2.00	4.58	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	3.18	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.
(B)

Impacted by EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)	Impacted by capital investments in funds and the valuation of such funds’ investments.

Furthermore, under the terms of the credit agreement, Fortress must provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, Fortress has not yet received the audit opinions for all of its material funds for the fiscal year ended December 31, 2011. However, Fortress does not anticipate that it will receive a going concern opinion for any of its material funds.

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp. pursuant to a demand note. As of December 31, 2011, the outstanding balance was approximately $328.8 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

6.              INCOME TAXES AND TAX RELATED PAYMENTS

Fortress was established as a publicly traded partnership and also established a wholly owned corporate subsidiary. Accordingly, a substantial portion of Fortress’s income earned by the corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Fortress incurred a loss before income taxes for financial reporting purposes in each of the three years ended December 31, 2011, after deducting the compensation expense arising from the Principals’ forfeiture agreement (Note 8).  However, this compensation expense is not deductible for income tax purposes.

Fortress recognizes compensation expense from the issuance of RSUs and RPUs (Note 8) over their vesting period.  Consequently, Fortress records an estimated income tax benefit associated with RSUs and RPUs.  However, Fortress is not entitled to an actual deduction on its income tax returns until a later date when the compensation is considered taxable to the employee.  The actual income tax deduction can vary significantly from the amount recorded as an income tax benefit in earlier periods and is based on the value of the stock at the date the compensation is taxable to the employee.

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

Based on the value of the RSUs and RPUs which vested during the years ended December 31, 2011, 2010 and 2009, Fortress has estimated tax shortfalls of $26.9 million, $18.5 million and $0.4 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current
Federal income tax expense (benefit)	$(1,880)	$4,011	$(5,705)
Foreign income tax expense (benefit)	12,577	5,535	1,515
State and local income tax expense (benefit)	716	2,270	7,759
	11,413	11,816	3,569

Deferred
Federal income tax expense (benefit) (A)	15,070	(12,559)	2,334
Foreign income tax expense (benefit)	(1,068)	165	377
State and local income tax expense (benefit) (A)	10,620	55,509	(11,280)
	24,622	43,115	(8,569)

Total expense (benefit)	$36,035	$54,931	$(5,000)

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

For the years ending December 31, 2011, 2010 and 2009, deferred income tax (provisions) benefits of $0.3 million, $0.7 million and ($0.3) million were credited to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $0.7 million, $0.3 million and $1.0 million were credited to additional paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during 2011, 2010 and 2009 through (i) the exchanges by the Principals and one senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9); and (ii) the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $5.7 million, $16.0 million and $28.6 million with offsetting increases of $1.1 million, $6.2 million and $11.0 million to the valuation allowance (described below), in 2011, 2010 and 2009, respectively. In addition, the deferred tax asset was increased by $5.6 million, $8.2 million and $6.7 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with offsetting increases in the valuation allowance of $1.1 million, $0.6 million and $0.1 million, while the liability for the tax receivable agreement was increased by $0.0 million, $5.7 million and $5.0 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2011, 2010 and 2009, respectively. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s federal taxable income for historical periods (2011 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2007	$74.9

2008	$48.0

2009	$24.8

2010	$77.6

2011: Estimated	$45.3

2012 - 2015: Average Required	$59.6

2016 - 2021: Average Required	$80.0

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2011	2010
Deferred tax assets
Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$277,121	$299,500
Other assets	32,941	32,970
Principals’ (and one senior employee’s) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	15,314	11,834
Other assets	1,920	879
Public offering basis difference	14,941	15,215
Compensation and benefits	58,506	75,602
Options in affiliates	6,019	17,654
Partnership basis differences	67,922	48,020
Other	17,357	10,527
Total deferred tax assets	492,041	512,201
Valuation allowance	(91,845)	(96,211)
Net deferred tax assets	$400,196	$415,990
Deferred tax liabilities (A)
Total deferred tax liabilities	$199	$495

(A)       Included in Other Liabilities

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2009	$104,614
Change due to FIG Corp ownership increase	6,186
Change due to rate change on deferred tax assets	(6,648)
Net decreases (A)	(7,941)
Valuation Allowance at December 31, 2010	$96,211
Change due to FIG Corp ownership increase	2,200
Net decreases (A)	(6,566)
Valuation Allowance at December 31, 2011	$91,845

(A) Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

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

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	(35.00)%	(35.00)%	(35.00)%
(Income) loss passed through to stockholders	(2.70)%	(8.79)%	(3.03)%
Compensation (A)	35.43%	51.20%	36.75%
State and local income taxes	2.63%	3.93%	(1.00)%
Tax receivable agreement liability adjustment	(0.27)%	(3.36)%	0.01%
Foreign taxes	2.25%	1.12%	0.17%
Deferred tax asset write-off	5.98%	6.79%	0.13%
Valuation allowance	(1.66)%	(3.43)%	(0.92)%
Change in deferred tax asset primarily resulting from the formation of a broker-dealer subsidiary	0.25%	14.77%	—
Other	2.20%	(3.32)%	0.96%
Effective income tax rate	9.11%	23.91%	(1.93)%

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

(A)  Related to LTIP and STIP expenses (Note 8) and Principals Agreement expenses (Note 8), both of which are not tax deductable and represent a significant permanent tax/GAAP difference.

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

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions that occurred prior to Fortress’s initial public offering, and related tax effects, a $393 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on the transactions described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2009 and 2008, $13.5 million (paid in 2011), and $14.5 million was paid to the Principals under the tax receivable agreement, respectively. For the tax years ended December 31, 2011 and 2010, the payments which are expected to become due pursuant to the tax receivable agreement are approximately $16.5 million and $17.5 million, respectively, with the former subject to finalization of Fortress’s tax return for 2011. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

7.     RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from Affiliates was comprised of the following:

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2011
Management fees and incentive income (A)	$95,267	$4,013	$696	$88,794	$15,901	$—	$204,671
Expense reimbursements (A)	9,065	2,174	5,200	5,337	6,315	—	28,091
Expense reimbursements - FCF (B)	58,146	—	—	—	—	—	58,146
Dividends and distributions	—	154	—	—	—	—	154
Other	518	669	—	—	1,483	4,957	7,627
Total	$162,996	$7,010	$5,896	$94,131	$23,699	$4,957	$298,689

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2010
Management fees and incentive income (A)	$53,282	$3,836	$47,920	$108,623	$15,508	$—	$229,169
Expense reimbursements (A)	1,170	3,081	2,296	3,790	3,949	4	14,290
Expense reimbursements - FCF (B)	42,385	—	—	—	—	—	42,385
Dividends and distributions	762	—	—	—	—	—	762
Other	3	521	13,219	—	1	2,693	16,437
Total	$97,602	$7,438	$63,435	$112,413	$19,458	$2,697	$303,043

(A)

Net of allowances for uncollectible management fees and expense reimbursements of $12.1 million and $5.1 million at December 31, 2011, respectively, and of $11.6 million and $1.5 million as of December 31, 2010, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 4).

As of December 31, 2011, amounts due from Fortress Funds recorded in Due from Affiliates included $95.2 million of past due management fees, excluding $12.1 million which has been fully reserved by Fortress, and $40.0 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectable. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

Due to affiliates was comprised of the following:

	December 31, 2011	December 31, 2010

Principals - tax receivable agreement - Note 6	$279,039	$295,541
Distributions payable on Fortress Operating Group units	29,423	42,900
Other	8,046	3,956
General partner liability - Note 10	37,650	—
	$354,158	$342,397

Other Related Party Transactions

For the years ended December 31, 2011, 2010 and 2009, Other Revenues included approximately $2.3 million, $6.0 million and $7.0 million, respectively, of revenues from affiliates, primarily dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Historically, expenses borne by these Fortress Funds under these agreements were generally paid directly by those entities (i.e. they were generally not paid by Fortress and reimbursed).  In 2011, Fortress

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

began paying these costs directly and recharging the related Fortress Funds. For 2010 and 2009, these expenses approximated $8.8 million and $17.3 million, respectively.

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

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2011, 2010 and 2009 Fortress waived $3.2 million, $1.9 million and $0.7 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds.  In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.1 million and $0.1 million during 2011, 2010 and 2009, respectively.

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

In connection with its initial public offering, Fortress entered into a tax receivable agreement with the Principals, as described in Note 6, and the Principals entered into a forfeiture agreement with each other, as described in Note 8. The Principals, employees, directors and Fortress Funds have and continue to make investments in Fortress Funds and Portfolio Companies.

The Principals have guaranteed payment on a several basis to certain Fortress private equity funds and credit PE funds of any contingent repayment (clawback) obligation with respect to such private equity fund or credit PE fund incentive income in the event that Fortress fails to fulfill its clawback obligation, if any, with respect to such fund.

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.3 million, $0.4 million and $0.3 million in 2011, 2010 and 2009, respectively.

One of our Principals owns aircraft that Fortress uses for business purposes in the course of its operations. The payments made or accrued to such Principal for this use were based on estimated current market rates for chartering aircraft and totaled $1.9 million, $2.0 million and $1.6 million in 2011, 2010 and 2009, respectively.

In 2008 and 2007, three of the Principals made non-interest bearing short term loans to, and non-dividend bearing preferred equity investments in, certain private equity Fortress Funds and their subsidiaries. These investments were fully repaid by such funds and subsidiaries prior to December 31, 2009.

In November 2008, the Principals purchased $35.1 million of shares of one investment from a private equity Fortress Fund, and invested $13.9 million in preferred equity issued by such fund which bears a 20% preferred return. This preferred equity was retired in 2009.

In April 2009, Fortress advanced $0.7 ($0.3 million outstanding as of December 31, 2011) million to one of its senior employees who is not an officer. This advance bore interest at LIBOR+3% and was repaid in February 2012.

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $350.4 million in 2009 and $30.8 million in 2010 in committed capital for the fund and receives, from Fortress, a fee equal to 1% of all such capital. In 2010, in connection with the launch of an additional Fortress Fund in Asia, Nomura acted as the placement agent and assisted the fund in raising investor capital. Nomura raised a total of $146.7 million in committed capital for the fund in 2010 and a total of $118.3 million in 2011. In December 2011, Nomura also assisted in raising $234.0 million of committed capital in connection with the launch of a new Fortress Fund in Asia, and receives from Fortress a fee equal to 1-1.5% of all such capital.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

In August 2009, Fortress purchased a residential property from its former CEO for $8.5 million, which was equal to its estimated market value. This property was sold in December 2009 for net proceeds of $7.0 million.

In February 2010, two employees terminated their employment at Fortress in order to form their own management company. Effective April 1, 2010, a subsidiary of Fortress entered into a sub-advisory agreement with them and their management company for the purpose of continuing to have them advise on an existing portfolio of illiquid investments in emerging markets on which they previously worked while they were employees.  Pursuant to the terms of the agreement, the subsidiary will pay their management company an annual advisory fee and pay them a percentage of realized net proceeds from certain of such investments.  As part of the agreement, the former employees have agreed to notify Fortress about certain investment opportunities in which they are involved. Payments under the agreement aggregated $1.3 million and $1.7 million in 2011 and 2010, respectively.

In April 2010, Fortress entered into a software sublicensing agreement on an “as is” basis with a subsidiary of several Fortress Funds. The software is designed to facilitate cash management, legal entity management and data reconciliation.  Fortress paid a one-time licensing fee of $150,000.  The license is perpetual and irrevocable and for the non-exclusive use of Fortress’s affiliates.

In December 2010, Fortress purchased a residential property from one of its senior employees for approximately $3.9 million, which was equal to its estimated market value. Fortress recorded a related loss of approximately $0.4 million in 2011. The sale of the property was completed in January 2012.

During 2011, Fortress made $1.5 million of advances ($1.5 million outstanding as of December 31, 2011) to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4.25% and are due upon the maturity of the fund or, at Fortress’s option, upon the termination of employment.

In February 2011, Fortress made a $9.5 million advance to a senior employee (not an officer) in connection with his investments in Fortress Funds. This advance bore interest generally at LIBOR+4% and was repaid in March 2011. In June 2011, Fortress advanced $0.2 million to a senior employee (not an officer). This advance bore interest at LIBOR + 4% and was repaid in February 2012.

In July 2011, Fortress committed to an aggregate of $2.6 million of advances ($0.5 million outstanding as of December 31, 2011) to senior employees (not officers) in connection with their investments in one of the Fortress Funds. These advances bear interest generally at LIBOR+4.25% and are due upon the maturity of the fund or upon certain events as defined in the related agreements.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to the equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	December 31,
	2011	2010
Fortress Operating Group units held by the Princpals and one senior employee	$507,031	$458,842
Employee interests in majority owned and controlled fund advisor and general partner entities	66,087	57,609
Other	1,843	1,500
Total	$574,961	$517,951

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2011	2010
Fortress Operating Group equity (Note 13)	$889,642	$776,970
Less: Others’ interests in equity of consolidated subsidiaries (Note 13)	(67,930)	(59,109)
Total Fortress’ shareholders’ equity in Fortress Operating Group	$821,712	$717,861
Fortress Operating Group units outstanding (A)	305,857,751	300,273,852
Class A shares outstanding	189,824,053	169,536,968
Total	495,681,804	469,810,820
Fortress Operating Group as a percent of total (B)	61.7%	63.9%
Equity of Fortress Operating Group units held by Principals and one senior employee	$507,031	$458,842

(A)  Held by the Principals and one senior employee; exclusive of Class A shares.

(B)  As a result, the Registrant owned 38.3% and 36.1% of Fortress Operating Group as of December 31, 2011 and 2010, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2011	2010	2009
Fortress Operating Group units held by the Princpals and one senior employee	$(691,006)	$(507,376)	$(660,504)
Employee interests in majority owned and controlled fund advisor and general partner entities	5,208	10,030	5,919
Other	(23)	264	58
Total	$(685,821)	$(497,082)	$(654,527)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to Fortress	$(431,515)	$(284,611)	$(254,615)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	3,845	7,188	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	13,244	10,886	4,232
Decrease in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units in connection with an equity offering	—	—	(144,572)
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(414,426)	$(266,537)	$(394,955)

As a result of the 2009 Offering (Note 1), the Principals’ recorded interests in FOG were increased by $144.6 million (the capital raise was accretive to the Principals’ interests).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

8.     EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, is comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Equity-based compensation, per below	$232,889	$215,053	$228,651
Profit-sharing expense, per below	116,464	167,845	37,581
Discretionary bonuses	184,651	175,623	119,069
Other payroll, taxes and benefits	172,056	162,191	119,344
	$706,060	$720,712	$504,645

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 164,029,954 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2011. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met. LTIP means long-term incentive plan; STIP means short-term incentive plan.

		Service	Entitled to		December 31, 2011
	Type of	Conditions	Dividends		Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	14,162,597
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	19,993,581
	RSUs	No	Yes	Fair value at grant date discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	197,143
	RSUs	No	No	Fair value at grant date discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	317,143
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	0

	STIP (D)	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	2,857,143
	RPUs	Yes (E)	Yes (E)	Fair value at grant date expensed over service period.	20,666,667

Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	570,293

Non- Employees (employees of affiliates)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	787,046

(A)

Generally, employee awards made at the time of the initial public offering vest 25% at the end of each of the third through sixth years of service. Subsequent employee awards through December 31, 2011 generally vest over 2.5 years, 33 1/3% at each of three annual dates. Director awards generally vest 33 1/3% after each of Fortress’s next three annual meetings. Certain employees have different vesting schedules. Vesting of these awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

(B)

Vested Class A shares are delivered to employee grant recipients within no more than six months after vesting or, in certain circumstances, on an agreed schedule. Director restricted shares are delivered effective on the grant date. Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.

(C)

Represents a profits interest in respect of certain Fortress Operating Group units that had a maximum value that corresponded to 2.9 million Fortress Operating Group (“FOG”) units, granted by one of the Principals to one of Fortress’s senior employees at the date of the initial public offering. The LTIP was cancelled and fully expensed in 2010.

(D)	Represents the grant of 2.9 million FOG units by one of Fortress’s Principals to a senior employee in 2011 which vests in January 2012.
(E)

Represents FOG restricted partnership units (“RPUs”) granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The RPUs vest into full capital interests in newly issued FOG units. One third of the RPUs vested in each of January 2011 and January 2012, and the remainder vest on the first business day of 2013, subject to continued employment with Fortress.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within Fortress, adjusted for the expected effects of the grants on turnover and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date. Fortress’s management reviewed the estimated forfeiture factor as of December 31, 2011 and determined that no forfeiture rate change was necessary, resulting in no related change to equity-based compensation expense in 2011. During 2010 and 2009, the actual forfeiture rate incurred as well as the change in Fortress’s share price, and the effects of changes in the economic environment and their impact on employee turnover, caused changes in management’s forfeiture expectations and assumptions. The result of these changes in estimates was an increase to equity-based compensation expense of $14.4 million during the year ended December 31, 2010, and a reduction to equity-based compensation expense of $5.9 million during the year ended December 31, 2009.

The estimated forfeiture factors which Fortress has used as of the year-end reporting dates were as follows:

	December 31,
	2011	2010	2009
Dividend-paying awards granted prior to 2010	36%	36%	26%
Non-dividend-paying awards granted prior to 2010	48%	48%	35%
Dividend-paying awards granted in 2010 and 2011	48%	48%	N/A
Non-dividend-paying awards granted in 2010 and 2011 (A)	26%	27%	N/A

(A)       These awards generally have a vesting period of 2.5 years, whereas other awards generally have a vesting period of 6 years, which results in a lower forfeiture expectation.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s initial public offering in 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. No material awards requiring a volatility assumption for valuation were issued during 2011, 2010 or 2009. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. Treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

The discount related to RSUs, which do not entitle the recipients to dividend equivalents prior to the vesting of Class A shares, was based on the estimated present value of dividends to be paid during the vesting period, which in turn was based on an estimated initial dividend rate (based on the actual dividend rate on the grant date), an estimated dividend growth rate and a risk-free discount rate (based on grant date and term), as follows:

	Range of Assumptions
	2011	2010	2009
Initial dividend rate	6%	0%	0%
Dividend growth rate	0%	0%	0%
Risk-free discount rate	0.06%	N/A	N/A

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35%), term (equal to delayed delivery period), dividend rate (based on grant date) and risk-free discount rate (based on grant date and term). No such RSUs were granted in 2011, 2010 or 2009.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75

2010
Issued	13,052,101	4.25	1,004,551	4.70	210,302	3.50	—	—
Converted to Class A shares	(15,029,016)	13.68	(938,390)	13.40	—	—	—	—
Transfers (B)	5,345,717	12.50	(5,345,717)	12.50	—	—	—	—
Forfeited	(4,021,027)	14.22	(212,555)	8.42	—	—	—	—

Outstanding at December 31, 2010 (C)	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75
2011
Issued	6,628,670	5.42	—	—	143,624	5.23	—	—
Converted to Class A shares	(15,019,873)	11.52	(389,677)	11.13	—	—	(4,749,434)	13.75
Converted to Class B Shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(1,227,919)	11.62	(20,220)	2.58	—	—	—	—

Outstanding at December 31, 2011 (C)	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75

	Year Ended December 31,
Expense incurred (C)	2011	2010	2009
Employee RSUs	$125,642	$106,929	$116,262
Non-Employee RSUs	432	2,661	13,834
Restricted Shares (D)	365	488	472
LTIP	—	14,468	6,876
STIP (E)	15,943	—	—
RPUs	90,507	90,507	90,507
Granted Class A shares	—	—	700

Total equity-based compensation expense (F)	$232,889	$215,053	$228,651

(A)       Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value, discounted for the non-entitlement to dividends, per unit as of December 31, 2011 for awards granted to non-employees was $3.27. The closing trading price per share of Fortress’s Class A shares on such date was $3.38 per share.

(B)       Relates to FCF employees who became employees of Fortress (Note 4).

(C)       In future periods, Fortress will further recognize compensation expense on its non-vested equity-based awards outstanding as of December 31, 2011 of $239 million, with a weighted average recognition period of 1.62 years. This does not include contingent amounts.

(D)       Certain restricted shares granted to directors are recorded in General and Administrative Expense ($1.1 million, $0.3 million and $0.1 million during 2011, 2010 and 2009, respectively) and therefore are not included above.

(E)        In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee will receive 2,857,143 Fortress Operating Group units from such Principal if the employee remains with Fortress until January 2012. As a result of the service requirement, the fair value for these units was charged to compensation expense in 2011.

(F)         The equity-based compensation expense resulted in $19.5 million, $10.1 million and $1.2 million of recognized tax benefit in the current period for the years ended December 31, 2011, 2010 and 2009, respectively.

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provided that, in the event a Principal voluntarily terminated his employment with Fortress Operating Group for any reason prior to February 2012 (amended to December 2011 — see below), a portion of the equity interests held by that Principal as of the completion of Fortress’s initial public offering would be forfeited to the Principals who were employed by Fortress Operating Group generally as of the date that is six months after the date of such termination of employment. Although Fortress was not a party to this agreement, as a result of the service requirement, the fair value (measured at the date of the initial public

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

offering) of Fortress Operating Group units subject to the risk of forfeiture of $4,763 million has been charged to compensation expense on a straight-line basis over the service period, including $1,051.2 million, $952.1 million and $952.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Principals are currently party to the Principals Agreement as described above. In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, the Principals have agreed to amend the expiration date of the Principals Agreement to December 31, 2011. As a result, all of the remaining expense related to this agreement, including $99.1 million that would otherwise have been recognized in 2012, was recorded as Principals Agreement Compensation in the Statement of Operations in 2011.

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

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Private equity funds	$1,032	$14,824	$3,472
Castles (A)	—	—	(192)
Liquid hedge funds	20,676	24,114	20,293
Credit hedge funds	38,545	45,552	2,047
Credit PE funds	56,211	83,355	11,961
Total	$116,464	$167,845	$37,581

(A)       Negative amounts reflect the reversal of previously accrued profit sharing expense resulting from the determination that this expense is no longer probable of being incurred.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $3.8 million to the 401(K) Plan in 2012 related to employee contributions made in 2011. Similarly, Fortress contributed $3.2 million and $2.6 million related to employee contributions in 2010 and 2009, respectively.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

	Year Ended December 31, 2010
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	160,821,736	160,821,736
Fully vested restricted Class A share units with dividend equivalent rights	4,450,465	4,450,465
Fully vested restricted Class A shares	174,203	174,203
Fortress Operating Group units exchangeable into Class A shares (1)	—	302,123,167
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	165,446,404	467,569,571
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(284,611)	$(284,611)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(11,610)	(11,610)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units exchangeable into Class A shares (1)	—	(560,959)
Net income (loss) available to Class A shareholders	$(296,221)	$(857,180)
Weighted average shares outstanding	165,446,404	467,569,571
Basic and diluted net income (loss) per Class A share	$(1.79)	$(1.83)

	Year Ended December 31, 2011
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	182,099,508	182,099,508
Fully vested restricted Class A share units with dividend equivalent rights	4,082,385	4,082,385
Fully vested restricted Class A shares	480,777	480,777
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	306,729,565
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	186,662,670	493,392,235

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(431,515)	$(431,515)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(4,898)	(4,898)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(727,634)
Net income (loss) available to Class A shareholders	$(436,413)	$(1,164,047)
Weighted average shares outstanding	186,662,670	493,392,235
Basic and diluted net income (loss) per Class A share	$(2.34)	$(2.36)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

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

Period	Share Units
Year Ended December 31, 2011	23,439,170

Year Ended December 31, 2010	26,436,872

Year Ended December 31, 2009	25,069,721

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

The Principals and one senior employee exchanged an aggregate of 4,749,434, 7,500,000 and 4,297,698 Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2011, 2010 and 2009, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2011	2010	2009	2011	2010
Class A shares (public shareholders)	182,099,508	160,821,736	124,460,961	189,253,760	169,110,299
Restricted Class A shares (directors)	522,365	339,533	158,500	570,293	426,669
Restricted Class A share units (employees) (A)	4,082,385	4,450,465	1,185,375	691,808	1,058,331
Restricted Class A share units (employees) (B)	13,994,757	19,695,924	24,153,521	13,667,930	19,257,978
Fortress Operating Group units (Principals and one senior employee)	304,832,761	302,123,167	310,576,187	305,857,751	300,273,852
Fortress Operating Group RPUs (senior employee)	22,563,471	31,000,000	31,000,000	20,666,667	31,000,000
Total	528,095,247	518,430,825	491,534,544	530,708,209	521,127,129

(A)      Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)        Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

Dividends and distributions are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2011:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	17,274	27,561	44,835
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	4,014	1,279	1,862	3,141
Total distributions	$42,900	$18,553	$29,423	$47,976

2010:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	9,442	41,582	38,886	80,468
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	951	4,221	4,014	8,235
Total distributions	$10,393	$45,803	$42,900	$88,703

2009:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	—	45,468	9,442	54,910
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	—	4,540	951	5,491
Total distributions (C)	$—	$50,008	$10,393	$60,401

(A)      A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)        Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and RPU holders (one senior employee).

(C)        In the fourth quarter of 2009, Fortress declared $16.6 million of tax-related distributions of which $10.4 million were paid, as reflected in the table, and $6.2 million were not paid as a result of a change in tax estimates.

Fortress’s board of directors has approved a revised dividend policy under which it reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividend related to the fourth quarter of 2011 was $0.05 per share. The dividend will be paid on March 15, 2012 to holders of record of Class A shares on March 12, 2012. In connection with this dividend, dividend equivalent payments of $0.05 per share were declared to holders of restricted Class A share units that are entitled to dividends.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

General Partner Liability — Certain of Fortress’ consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 3), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on the Fortress balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue to seek repayment. See “Litigation” below.

In March 2011, one private equity fund was in a negative net equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at December 31, 2011 was $37.6 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2011, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Regulatory Matters — In the ordinary course of business, Fortress and its subsidiaries and equity method investees may be subject to regulatory examinations, information gathering requests, inquiries or investigations. Management, after consultation with legal counsel, does not believe these matters will ultimately have a material effect on Fortress.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $101.3 million at December 31, 2011. These commitments can be drawn by the funds on demand.

Incentive Income Contingent Repayment — Incentive income received from certain Fortress Funds, primarily private equity funds and credit PE funds, is subject to contingent repayment and is therefore recorded as deferred incentive income, a liability, until all related contingencies have been resolved. The Principals guaranteed the contingent repayments to certain funds under certain conditions and Fortress has indemnified the Principals for any payments to be made under such guarantees. Fortress expects the risk of loss on each of these indemnifications and guarantees to be remote. Fortress’s direct liability for such incentive income contingent repayment is discussed in Notes 2, 3 and 11.

Private Equity Fund Operating Expense Limit — Fortress is contingently liable, under an agreement with the operating subsidiary of its private equity funds, FCF (Note 4), for any expenses of such subsidiary in excess of amounts approved by the private equity funds’ advisory board (comprised of representatives of the funds’ investors). Fortress monitors these expenses and does not expect to make any payments related thereto.

Debt Covenants — Fortress’s debt obligations contain various customary loan covenants (Note 5). Fortress was in compliance with all of its loan covenants as of December 31, 2011.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in numerous locations worldwide.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York	Other
	Leases	Leases

Lease end date	Dec-2016	Various dates through
Jan-2019

Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.

Free rent periods	5 - 12 months	1 - 16.5 months

Leasehold improvement incentives	$3,301	$1,811

Renewal periods	Two 1-year options on one lease and remainder have none	Various, up to 5 years (some have none)

Minimum future rental payments (excluding expense escalations) under these leases is as follows:

2012	$21,834
2013	21,798
2014	20,909
2015	19,335
2016	17,488
Thereafter	2,215
Total	$103,579

Rent expense, including operating expense escalations, during the years ended December 31, 2011, 2010 and 2009 was $27.2 million, $22.8 million, and $19.3 million, respectively, and was included in General, Administrative and Other Expense.

11.  SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, and (vi) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms. Logan Circle (Note 3) is initially being reported in the “unallocated” section of Fortress’s segments until such time as it becomes material to Fortress’s operations.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

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
(v)

adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the LTIP and STIP),

(vi)

adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(vii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,
(viii)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals, which expired in December 2011 (Note 8),
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

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores potentially significant unrealized gains and losses and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Fund management DE is further limited due to its exclusion of the performance of our investments and related financing, which are material. Management utilizes distributable earnings and fund management DE as well as net income in its analysis of the overall performance of Fortress and notes that the measures are each useful for different purposes.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

In 2011, Fortress’s management changed the method by which segment investments in funds are reported from cost basis to Fortress’s share of the fund’s net asset value. Fortress also changed the method by which segment investments in options are reported from intrinsic value to estimated fair value. These changes were made in order to more closely align segment assets with GAAP assets in internal reports.

In the second quarter of 2011, Fortress reorganized its segments by moving two of its funds, Fortress Partners Fund LP and Fortress Partners Offshore Fund LP, from its Credit Hedge Fund segment to its Liquid Hedge Fund segment. These funds invest in other funds, both Fortress Funds and funds managed by third parties, as well as make direct investments. The funds were moved to reflect changes in certain of the terms offered to fund investors as well as a change in the way the business is reviewed and assessed by Fortress’s “chief operating decision maker.” All of Fortress’s internal reports have been changed to reflect this reorganization and Fortress’s allocable expenses are now allocated amongst the segments based on this reorganization. Furthermore, responsibility for these funds has been transferred to management of the Liquid Hedge Fund segment.

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

Investments in Private Equity Funds

Unrealized changes in the value of investments in private equity funds are not recorded through distributable earnings, subject to potential impairment. An analysis for potential impairment is performed whenever the reported net asset value (“NAV”) of a fund attributable to Fortress’s investment is less than its cost basis in such investment. The NAV of a fund is equal to the fair value of its assets less its liabilities. Fortress analyzes these investments for impairment using the “other than temporary” impairment criteria in a manner similar to the one specified for accounting for certain debt and equity securities under GAAP. As a result, a fund investment is considered impaired for DE purposes whenever it is determined by the CODM that Fortress does not have the intent and ability to hold the investment to an anticipated recovery in value, if any, to or above Fortress’s cost basis.

Private Equity Incentive Income

For DE purposes, incentive income is recognized from private equity funds as it is realized, subject to a reserve for potential clawback if the likelihood of clawback is determined to be greater than remote by the CODM. Incentive income from the

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

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

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of December 31, 2011:

			Prior Year-End	Current	Current	Inception-
	Net	Periods	Inception-to-	Year-to-Date	Year-to-Date	to- Date
	Intrinsic	in Intrinsic	Date Net	Gross DE	Net DE	Net DE
	Clawback (A)	Clawback	DE Reserve	DE Reserve	Reserve	Reserve	Notes
Fund I	N/A	N/A	N/A	N/A	N/A	N/A	(B)
Fund II	$12,442	13 Quarters	$8,520	$4,538	$2,915	$11,435	(C)
Fund III	45,108	16 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	18 Quarters	10,041	—	—	10,041	(D)
Credit Opportunitites Fund	N/A	N/A	N/A	N/A	N/A	N/A	(E)
Credit Opportunitites Fund II	N/A	N/A	N/A	N/A	N/A	N/A	(E)
FTS SIP L.P.	N/A	N/A	N/A	N/A	N/A	N/A	(E)
Assets Overflow Fund	N/A	N/A	N/A	N/A	N/A	N/A	(F)
	$67,591		$63,669	$4,538	$2,915	$66,584

(A)      See Note 3.

(B)        The incentive income from this fund is no longer subject to contingent clawback.

(C)        During 2011, management determined that an additional clawback reserve of $2.9 million was required. The net intrinsic clawback in this fund, after the employee portion, in excess of previously recorded reserves, was approximately $1.0 million at December 31, 2011. Based on the criteria determined by the CODM, the CODM expects that the likelihood of a net clawback greater than the current reserve is remote and has not recorded an additional reserve. If this fund continues to be in a net intrinsic clawback position greater than the current reserve, management will consider this factor (length of time) and may come to a different conclusion at a future reporting date.

(D)       The potential clawback on these funds has been fully reserved in prior quarters.

(E)         These funds had significant undistributed gains at December 31, 2011. As a result, the CODM determined that no reserve for clawback was required.

(F)        This fund had resolved all of its investments and had a NAV close to zero and no intrinsic clawback at December 31, 2011. As a result, the CODM determined that no reserve for clawback was required.

Impairment Determination

During the years ended December 31, 2011, 2010 and 2009, Fortress recorded $3.6 million, $5.1 million and $100.9 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes.  As of December 31, 2011, Fortress had $0.7 million of unrealized losses on certain investments that have not been recorded as

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

impairment. As of December 31, 2011, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $291.5 million, representing unrealized gains.

During the years ended December 31, 2011, 2010 and 2009, Fortress recorded $2.9 million, $0.0 million and ($17.3) million, respectively, of net clawback reserves for DE purposes, including reversals of prior reserves.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2011 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $1.7 million.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Investments	Unallocated	Subtotal
December 31, 2011 and the Year then Ended
Segment revenues
Management fees	$131,898	$53,357	$108,873	$121,835	$73,273	$—	$20,050	$509,286
Incentive income	(1,748)	—	3,787	78,460	117,598	—	—	198,097
Segment revenues - total	$130,150	$53,357	$112,660	$200,295	$190,871	$—	$20,050	$707,383

Fund management distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$—	$(16,848)	$252,899

Pre-tax distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$(10,681)	$(16,848)	$242,218

Total segment assets	$162,011	$6,185	$6,710	$93,681	$25,358	$1,411,193	$531,196	$2,236,334
							(A)

(A)    Unallocated assets include deferred tax assets of $400.2 million.

December 31, 2010 and the Year then Ended
Segment revenues
Management fees	$138,038	$48,135	$98,671	$124,180	$48,421	$—	$13,315	$470,760
Incentive income	41,649	—	67,159	102,712	157,646	—	—	369,166
Segment revenues - total	$179,687	$48,135	$165,830	$226,892	$206,067	$—	$13,315	$839,926

Fund management distributable earnings (loss)	$126,869	$18,012	$63,647	$72,255	$95,813	$—	$(18,595)	$358,001

Pre-tax distributable earnings (loss)	$126,869	$18,012	$63,647	$72,255	$95,813	$14,194	$(18,595)	$372,195

Total segment assets	$96,807	$6,907	$82,325	$112,339	$19,614	$1,208,240	$530,500	$2,056,732

December 31, 2009 and the Year then Ended
Segment revenues
Management fees	$131,470	$50,362	$97,038	$105,089	$39,849	$—	$—	$423,808
Incentive income	36,506	—	15,156	999	22,792	—	—	75,453
Segment revenues - total	$167,976	$50,362	$112,194	$106,088	$62,641	$—	$—	$499,261

Fund management distributable earnings (loss)	$115,896	$20,899	$28,185	$14,618	$29,419	$—	$(971)	$208,046

Pre-tax distributable earnings (loss)	$115,896	$20,899	$28,185	$14,618	$29,419	$(82,397)	$(971)	$125,649

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2011	2010	2009
Fund management distributable earnings	$252,899	$358,001	$208,046
Investment income (loss)	7,668	33,840	(58,390)
Interest expense	(18,349)	(19,646)	(24,007)
Pre-tax distributable earnings	242,218	372,195	125,649

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(117,598)	$(193,858)	$(32,205)
Incentive income received from third parties, subject to contingent repayment	(3,229)	(2,790)	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	80,093	161,028	35,743
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(2,790)	(5,436)	—
Incentive income from hedge funds, subject to annual performance achievement	—	—	—
Incentive income received from the sale of shares related to options	—	—	—
Reserve for clawback, gross (see discussion above)	4,538	—	(27,092)
	(38,986)	(41,056)	(23,554)
Adjust other income
Distributions of earnings from equity method investees**	(11,158)	(15,065)	(1,284)
Earnings (losses) from equity method investees**	34,623	86,874	20,498
Gains (losses) on options in equity method investees	(5,238)	2,401	653
Gains (losses) on other investments	(23,015)	804	23,944
Incentive income guarantee	—	—	3,200
Impairment of investments (see discussion above)	3,562	5,089	100,883
Adjust income from the receipt of options	12,615	—	—
	11,389	80,103	147,894
Adjust employee compensation
Adjust employee equity-based compensation expense	(233,681)	(217,766)	(227,482)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(1,623)	—	9,770
Adjust employee portion of incentive income from one private equity fund, not subject to contingent repayment	—	—	—
	(235,304)	(217,766)	(217,712)

Adjust mark-to-market of contingent consideration in business combination	3,122	878	—
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(21,423)	(1,241)	—
Adjust Principals’ equity-based compensation expense	(1,051,197)	(952,077)	(952,077)
Adjust non-controlling interests related to Fortress Operating Group units	691,006	507,376	660,504
Adjust tax receivable agreement liability	3,098	22,036	(55)
Adjust income taxes	(35,438)	(55,059)	4,736
Total adjustments	(673,733)	(656,806)	(380,264)

Net Income (Loss) Attributable to Class A Shareholders	(431,515)	(284,611)	(254,615)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(685,821)	(497,082)	(654,527)
Net Income (Loss)	$(1,117,336)	$(781,693)	$(909,142)

Total segment assets	$2,236,334	$2,056,732
Adjust equity investments from segment carrying amount	(33,911)	(24,983)
Adjust investments gross of employees’ and others’ portion	40,927	46,187
Adjust goodwill and intangible assets to cost	(22,664)	(1,241)
Total assets (GAAP)	$2,220,686	$2,076,695

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2011	2010	2009
Segment revenues	$707,383	$839,926	$499,261
Adjust management fees	500	(1,821)	14,417
Adjust incentive income	(40,877)	(43,978)	(23,554)
Adjust income from the receipt of options	12,615	—	—
Adjust other revenues (including expense reimbursements)*	179,007	156,118	93,971
Total revenues (GAAP)	$858,628	$950,245	$584,095

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings:

	Private Equity		Liquid	Credit Funds
			Hedge	Hedge
Year Ended December 31,	Funds	Castles	Funds	Funds	PE Funds	Unallocated	Total

2011
Depreciation	$1,677	$399	$1,724	$4,072	$405	$3,699	$11,976
Amortization (including impairment - Note 3)	—	—	—	—	—	21,423	21,423
Total	$1,677	$399	$1,724	$4,072	$405	$25,122	$33,399

2010
Depreciation	$1,656	$396	$1,638	$3,057	$902	$3,803	$11,452
Amortization	—	—	—	—	—	1,241	1,241
Total	$1,656	$396	$1,638	$3,057	$902	$5,044	$12,693

2009
Depreciation	$1,121	$549	$2,118	$2,896	$633	$3,467	$10,784
Amortization	—	—	—	—	—	—	—
Total	$1,121	$549	$2,118	$2,896	$633	$3,467	$10,784

12.       SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2011 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

In January 2012, Fortress granted 6.6 million RSUs to its employees and affiliates valued at an aggregate of $23.4 million on the grant date. These RSUs generally vest over three years. Furthermore, 8.7 million existing RSUs and 10.3 million existing RPUs vested in January 2012 and the related Class A shares and Class B shares, as applicable, will be delivered within six months pursuant to the plan documents. A portion of these Class A shares will be sold to cover withholding tax requirements.

In January 2012, Fortress’s CEO announced his resignation effective in February 2012. In connection with this resignation, Fortress has recorded $5.0 million of equity-based compensation expense in 2012, primarily related to 1.8 million RSUs which will vest pursuant to his separation agreement.

Additional subsequent events are described in Notes 7 and 9.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

13.       CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the years ended, December 31, 2011, 2010 and 2009.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

2011

The consolidating balance sheet information as of December 31, 2011 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$300,166	$33,000	$—	$333,166
Due from affiliates	298,689	17,105	(17,105)	298,689
Investments	1,079,777	314,681	(314,681)	1,079,777
Deferred tax asset	3,689	396,507	—	400,196
Other assets	103,679	5,179	—	108,858
	$1,786,000	$766,472	$(331,786)	$2,220,686
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$247,024	$—	$—	$247,024
Due to affiliates	92,223	279,040	(17,105)	354,158
Deferred incentive income	238,658	—	—	238,658
Debt obligations payable	261,250	—	—	261,250
Other liabilities	57,203	1	—	57,204
	896,358	279,041	(17,105)	1,158,294
Commitments and Contingencies
Equity
Paid-in capital	5,477,403	1,972,711	(5,477,403)	1,972,711
Retained earnings (accumulated deficit)	(4,649,486)	(1,484,120)	4,649,486	(1,484,120)
Accumulated other comprehensive income (loss)	(6,205)	(1,160)	6,205	(1,160)
Total Fortress shareholders’ equity (B)	821,712	487,431	(821,712)	487,431
Principals’ and others’ interests in equity of consolidated subsidiaries	67,930	—	507,031	574,961
Total Equity	889,642	487,431	(314,681)	1,062,392
	$1,786,000	$766,472	$(331,786)	$2,220,686

(A)       Other than Fortress Operating Group.

(B)       Includes the Principals’ (and one senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2011 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$464,305	$—	$—	$464,305
Management fees: non-affiliates	58,096	—	—	58,096
Incentive income: affiliates	155,303	—	—	155,303
Incentive income: non-affiliates	1,917	—	—	1,917
Expense reimbursements from affiliates	172,465	—	—	172,465
Other revenues	6,516	31	(5)	6,542
	858,602	31	(5)	858,628
Expenses
Interest expense	18,336	195	(5)	18,526
Compensation and benefits	706,060	—	—	706,060
Principals agreement compensation	1,051,197	—	—	1,051,197
General, administrative and other	145,726	—	—	145,726
Depreciation and amortization (including impairment)	33,399	—	—	33,399
	1,954,718	195	(5)	1,954,908
Other Income (Loss)
Gains (losses)	(30,054)	—	—	(30,054)
Tax receivable agreement liability adjustment	—	3,098	—	3,098
Earnings (losses) from equity method investees	41,935	(414,641)	414,641	41,935
	11,881	(411,543)	414,641	14,979
Income (Loss) Before Income Taxes	(1,084,235)	(411,707)	414,641	(1,081,301)
Income tax benefit (expense)	(16,227)	(19,808)	—	(36,035)
Net Income (Loss)	$(1,100,462)	$(431,515)	$414,641	$(1,117,336)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,185	$—	$(691,006)	$(685,821)
Net Income (Loss) Attributable to Class A Shareholders (B)	$(1,105,647)	$(431,515)	$1,105,647	$(431,515)

(A)       Other than Fortress Operating Group.

(B)       Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2011 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(1,100,462)	$(431,515)	$414,641	$(1,117,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33,399	—	—	33,399
Other amortization and accretion	1,477	—	—	1,477
(Earnings) losses from equity method investees	(41,935)	414,641	(414,641)	(41,935)
Distributions of earnings from equity method investees	23,719	—	—	23,719
(Gains) losses	30,054	—	—	30,054
Deferred incentive income	(80,093)	—	—	(80,093)
Deferred tax (benefit) expense	3,668	20,954	—	24,622
Options received from affiliates	(12,615)	—	—	(12,615)
Tax receivable agreement liability adjustment	—	(3,098)	—	(3,098)
Equity-based compensation, including Principals’ Agreement	1,284,086	—	—	1,284,086
Allowance for doubtful accounts	5,263	—	—	5,263
Cash flows due to changes in
Due from affiliates	(133,322)	9,129	(9,129)	(133,322)
Other assets	1,428	5,894	—	7,322
Accrued compensation and benefits	51,166	—	—	51,166
Due to affiliates	(5,076)	(13,406)	9,129	(9,353)
Deferred incentive income	112,068	—	—	112,068
Other liabilities	(4,022)	(3,159)	—	(7,181)
Net cash provided by (used in) operating activities	168,803	(560)	—	168,243
Cash Flows From Investing Activities
Contributions to equity method investees	(82,610)	(77,465)	77,465	(82,610)
Distributions of capital from equity method investees	180,855	32,145	(32,145)	180,855
Purchase of fixed assets	(17,713)	—	—	(17,713)
Acquisitions, net of cash received	—	—	—	—
Net cash provided by (used in) investing activities	80,532	(45,320)	45,320	80,532
Cash Flows From Financing Activities
Repayments of debt obligations	(16,250)	—	—	(16,250)
Issuance (purchase) of Class A shares (RSU settlements)	(77,465)	77,465	—	—
Capital contributions (distributions)	77,465	—	(77,465)	—
Dividends and dividend equivalents paid	(32,145)	—	32,145	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	13,484	—	—	13,484
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(123,475)	—	—	(123,475)
Net cash provided by (used in) financing activities	(158,386)	77,465	(45,320)	(126,241)
Net Increase (Decrease) in Cash and Cash Equivalents	90,949	31,585	—	122,534
Cash and Cash Equivalents, Beginning of Period	209,217	1,415	—	210,632
Cash and Cash Equivalents, End of Period	$300,166	$33,000	$—	$333,166

(A)       Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

2010

The consolidating balance sheet information as of December 31, 2010 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$209,217	$1,415	$—	$210,632
Due from affiliates	303,043	31,083	(31,083)	303,043
Investments	1,012,883	259,019	(259,019)	1,012,883
Deferred tax asset	7,716	408,274	—	415,990
Other assets	123,077	11,070	—	134,147
	$1,655,936	$710,861	$(290,102)	$2,076,695
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$260,790	$—	$—	$260,790
Due to affiliates	77,939	295,541	(31,083)	342,397
Deferred incentive income	198,363	—	—	198,363
Debt obligations payable	277,500	—	—	277,500
Other liabilities	64,374	3,856	—	68,230
	878,966	299,397	(31,083)	1,147,280
Commitments and Contingencies
Equity
Paid-in capital	4,192,560	1,465,358	(4,192,560)	1,465,358
Retained earnings (accumulated deficit)	(3,468,570)	(1,052,605)	3,468,570	(1,052,605)
Accumulated other comprehensive income (loss)	(6,129)	(1,289)	6,129	(1,289)
Total Fortress shareholders’ equity (B)	717,861	411,464	(717,861)	411,464
Principals’ and others’ interests in equity of consolidated subsidiaries	59,109	—	458,842	517,951
Total Equity	776,970	411,464	(259,019)	929,415
	$1,655,936	$710,861	$(290,102)	$2,076,695

(A)       Other than Fortress Operating Group.

(B)       Includes the Principals’ (and one senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2010 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$441,145	$—	$—	$441,145
Management fees: non-affiliates	27,794	—	—	27,794
Incentive income: affiliates	302,261	—	—	302,261
Incentive income: non-affiliates	22,927	—	—	22,927
Expense reimbursements from affiliates	146,127	—	—	146,127
Other revenues	9,993	48	(50)	9,991
	950,247	48	(50)	950,245
Expenses
Interest expense	19,687	136	(50)	19,773
Compensation and benefits	720,712	—	—	720,712
Principals agreement compensation	952,077	—	—	952,077
General, administrative and other	112,737	2	—	112,739
Depreciation and amortization	12,693	—	—	12,693
	1,817,906	138	(50)	1,817,994
Other Income (Loss)
Gains (losses)	2,997	—	—	2,997
Tax receivable agreement liability adjustment	—	22,036	—	22,036
Earnings (losses) from equity method investees	115,954	(264,662)	264,662	115,954
	118,951	(242,626)	264,662	140,987
Income (Loss) Before Income Taxes	(748,708)	(242,716)	264,662	(726,762)
Income tax benefit (expense)	(13,036)	(41,895)	—	(54,931)
Net Income (Loss)	$(761,744)	$(284,611)	$264,662	$(781,693)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$10,294	$—	$(507,376)	$(497,082)
Net Income (Loss) Attributable to Class A Shareholders (B)	$(772,038)	$(284,611)	$772,038	$(284,611)

(A)       Other than Fortress Operating Group.

(B)       Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2010 is as follows:

	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(761,744)	$(284,611)	$264,662	$(781,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,693	—	—	12,693
Other amortization and accretion	6,874	—	—	6,874
(Earnings) losses from equity method investees	(115,954)	264,662	(264,662)	(115,954)
Distributions of earnings from equity method investees	11,034	—	—	11,034
(Gains) losses	(2,997)	—	—	(2,997)
Deferred incentive income	(161,028)	—	—	(161,028)
Deferred tax (benefit) expense	5,815	37,300	—	43,115
Tax receivable agreement liability adjustment	—	(22,036)	—	(22,036)
Equity-based compensation, including Principals’ Agreement	1,167,130	—	—	1,167,130
Allowance for doubtful accounts	651	—	—	651
Other	2,713	—	—	2,713
Cash flows due to changes in
Due from affiliates	(242,841)	(6,418)	6,418	(242,841)
Other assets	(18,657)	(2,043)	—	(20,700)
Accrued compensation and benefits	200,347	—	—	200,347
Due to affiliates	10,084	(17,268)	(6,418)	(13,602)
Deferred incentive income	199,294	—	—	199,294
Other liabilities	23,297	3,856	—	27,153
Net cash provided by (used in) operating activities	336,711	(26,558)	—	310,153
Cash Flows From Investing Activities
Contributions to equity method investees	(74,581)	(70,112)	70,112	(74,581)
Distributions of capital from equity method investees	50,808	25,766	(25,766)	50,808
Purchase of fixed assets	(6,794)	—	—	(6,794)
Acquisitions, net of cash received	(13,474)	—	—	(13,474)
Net cash provided by (used in) investing activities	(44,041)	(44,346)	44,346	(44,041)
Cash Flows From Financing Activities
Borrowings under debt obligations	330,000	—	—	330,000
Repayments of debt obligations	(450,325)	—	—	(450,325)
Payment of deferred financing costs	(5,060)	—	—	(5,060)
Issuance (purchase) of Class A shares (RSU settlements)	(70,112)	70,112	—	—
Capital contributions (distributions)	70,112	—	(70,112)	—
Dividends and dividend equivalents paid	(81,963)	—	81,963	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,271	—	—	1,271
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(72,268)	—	(56,197)	(128,465)
Net cash provided by (used in) financing activities	(278,345)	70,112	(44,346)	(252,579)
Net Increase (Decrease) in Cash and Cash Equivalents	14,325	(792)	—	13,533
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099
Cash and Cash Equivalents, End of Period	$209,217	$1,415	$—	$210,632

(A) Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

2009

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

DECEMBER 31, 2011

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

(A)       Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2011
Total revenues	$196,817	$189,816	$195,659	$276,336	(A)	$858,628
Total expenses	498,116	441,870	500,564	514,358		1,954,908
Total other income (loss)	67,524	11,738	(79,712)	15,429		14,979
Income (Loss) Before Income Taxes	(233,775)	(240,316)	(384,617)	(222,593)		(1,081,301)
Income tax benefit (expense)	(21,419)	(5,786)	2,712	(11,542)		(36,035)
Net Income (Loss)	$(255,194)	$(246,102)	$(381,905)	$(234,135)		$(1,117,336)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(151,762)	$(151,566)	$(239,847)	$(142,646)		$(685,821)
Net Income (Loss) Attributable to Class A Shareholders	$(103,432)	$(94,536)	$(142,058)	$(91,489)		$(431,515)
Net income (loss) per Class A share, basic	$(0.58)	$(0.52)	$(0.76)	$(0.48)		$(2.34)
Net income (loss) per Class A share, diluted	$(0.58)	$(0.56)	$(0.83)	$(0.49)		$(2.36)
Weighted average number of Class A shares outstanding, basic	181,019,501	184,952,566	190,006,987	190,487,829		186,662,670
Weighted average number of Class A shares outstanding, diluted	181,019,501	490,810,317	495,864,738	496,345,580		493,392,235

(A)       Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from “tax distributions” from credit PE funds, as described in Note 3.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(dollars in tables in thousands, except share data)

	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
2010
Total revenues	$160,188	$191,330	$162,225	$436,502	$950,245
Total expenses	441,738	428,130	457,612	490,514	1,817,994
Total other income (loss)	21,770	(6,807)	18,966	107,058	140,987
Income (Loss) Before Income Taxes	(259,780)	(243,607)	(276,421)	53,046	(726,762)
Income tax benefit (expense)	(1,552)	(7,634)	4,545	(50,290)	(54,931)
Net Income (Loss)	$(261,332)	$(251,241)	$(271,876)	$2,756	$(781,693)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(177,181)	$(158,857)	$(177,221)	$16,177	$(497,082)
Net Income (Loss) Attributable to Class A Shareholders	$(84,151)	$(92,384)	$(94,655)	$(13,421)	$(284,611)
Net income (loss) per Class A share, basic	$(0.56)	$(0.57)	$(0.57)	$(0.09)	$(1.79)
Net income (loss) per Class A share, diluted	$(0.58)	$(0.57)	$(0.62)	$(0.09)	$(1.83)
Weighted average number of Class A shares outstanding, basic	157,821,895	165,246,781	168,907,106	169,975,804	165,446,404
Weighted average number of Class A shares outstanding, diluted	465,595,747	165,246,781	469,180,958	169,975,804	467,569,571

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d —15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

By:	/s/ Randal A. Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

By:	/s/ Daniel N.Bass
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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS” in our definitive proxy statement for the 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2011 (our “2012 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2012 Proxy Statement under the caption “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2012 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

Pursuant to Instruction 3 of Paragraph (b) of Item 401 of Regulation S-K, the requisite information pertaining to our executive officers other than our Chief Executive Officer and Chief Financial Officer is reported under Part I of this report.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under “Investor Relations — Governance Documents”) that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer, Principal Accounting Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11.  Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2012 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2012 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2011. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units and Restricted Partnership Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	570,293	56,124,177	74,352,271
Not Approved by Security Holders:
None	N/A	N/A	N/A

(A)

All restricted share units represented in this table are convertible, subject to vesting and other applicable conditions, into Class A shares for no consideration. All restricted partnership units represented in this table are convertible, subject to vesting and other applicable conditions, into Class B shares and Fortress Operating Group units for no consideration; these Class B shares and Fortress Operating Group units are, in turn, convertible into Class A shares for no consideration. No options, warrants or other rights are outstanding.

(B)

In addition, 32,039,160 Class A Restricted Share Units and 10,333,333 Restricted Partnership Units which were previously issued have vested. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. Accordingly, on January 1, 2008, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2012, 2011, 2010 and 2009, 9,389,280, 12,212,225, 10,262,121 and 26,555,608 additional Class A shares were reserved for issuance under the Plan, respectively. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2012 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2012 Proxy Statement under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2011 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2012 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2012 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

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

10.14	Separation Agreement and General Release, dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC.

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

10.17

Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.17).

10.18

Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.18).

10.19

Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.19).

10.20

Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.20).

10.21

Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.21).

10.22

Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.22).

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

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

February 28, 2012

By:	/s/ Randal A. Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
Daniel N. Bass		Richard N. Haass
Chief Financial Officer		Director

February 28, 2012		February 28, 2012

By:	/s/ John A. Konawalik	By:	/s/ Douglas L. Jacobs
John A. Konawalik		Douglas L. Jacobs
Principal Accounting Officer		Director

February 28, 2012		February 28, 2012

By:	/s/ Wesley R. Edens	By:	/s/ David Barry
Wesley R. Edens		David Barry
Co-Chairman of the Board		Director

February 28, 2012		February 28, 2012

By:	/s/ Peter L. Briger, Jr	By:	/s/ Takumi Shibata
Peter L. Briger, Jr.		Takumi Shibata
Co-Chairman of the Board		Director

February 28, 2012		February 28, 2012

By:	/s/ Robert I. Kauffman	By:	/s/ George W. Wellde, Jr.
Robert I. Kauffman		George W. Wellde, Jr.
Director		Director

February 28, 2012		February 28, 2012

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

February 28, 2012

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business — Where Readers Can Find Additional Information.”

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

10.14	Separation Agreement and General Release, dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC.

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

10.17

Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.17).

10.18

Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.18).

10.19

Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.19).

10.20

Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.20).

10.21

Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.21).

10.22

Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011, Exhibit 10.22).

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

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.