Form 10-Q
period 2012-03-31
Fortress Investment Group LLC
filed 2012-05-03
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Class A Shares: 214,134,201 outstanding as of May 1, 2012.

Class B Shares: 300,273,852 outstanding as of May 1, 2012.

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

Our calculation of AUM may differ from the calculations of other asset managers and, as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of AUM is not based on any definition of assets under management contained in our operating agreement or in any of our Fortress Fund management agreements. Finally, our calculation of AUM differs from the manner in which our affiliates registered with the United States Securities and Exchange Commission report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.  Significantly, Regulatory Assets Under Management, unlike Management Fee Paying Assets Under Management, is not reduced by liabilities or indebtedness associated with assets under management and it includes assets under management and uncalled capital for which Fortress receives no compensation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	March 31,	December 31,
	2012 (Unaudited)	2011

Assets
Cash and cash equivalents	$248,589	$333,166
Due from affiliates	255,893	298,689
Investments	1,090,833	1,079,777
Deferred tax asset	373,710	400,196
Other assets	110,730	108,858

	$2,079,755	$2,220,686

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$92,702	$247,024
Due to affiliates	339,472	354,158
Deferred incentive income	242,257	238,658
Debt obligations payable	252,500	261,250
Other liabilities	87,021	57,204

	1,013,952	1,158,294

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 214,134,201 and 189,824,053 shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 300,273,852 and 305,857,751 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	2,022,138	1,972,711
Retained earnings (accumulated deficit)	(1,513,660)	(1,484,120)
Accumulated other comprehensive income (loss)	(2,087)	(1,160)
Total Fortress shareholders’ equity	506,391	487,431
Principals’ and others’ interests in equity of consolidated subsidiaries	559,412	574,961

Total equity	1,065,803	1,062,392
	$2,079,755	$2,220,686

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues
Management fees: affiliates	$106,295	$118,868
Management fees: non-affiliates	11,389	14,401
Incentive income: affiliates	8,802	15,076
Incentive income: non-affiliates	307	978
Expense reimbursements from affiliates	43,602	44,342
Other revenues (affiliate portion disclosed in Note 6)	1,263	3,152
	171,658	196,817
Expenses
Interest expense	4,367	4,660
Compensation and benefits	183,379	215,435
Principals agreement compensation (expired in 2011)	—	234,759
General, administrative and other	29,666	40,182
Depreciation and amortization	3,478	3,080
	220,890	498,116
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	24,622	(4,763)
Tax receivable agreement liability adjustment	(6,935)	(116)
Earnings (losses) from equity method investees	35,240	72,403
	52,927	67,524
Income (Loss) Before Income Taxes	3,695	(233,775)
Income tax benefit (expense)	(27,842)	(21,419)
Net Income (Loss)	$(24,147)	$(255,194)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,393	$(151,762)
Net Income (Loss) Attributable to Class A Shareholders	$(29,540)	$(103,432)
Dividends declared per Class A share	$0.050	$—

Earnings Per Class A share

Net income (loss) per Class A share, basic	$(0.15)	$(0.58)
Net income (loss) per Class A share, diluted	$(0.16)	$(0.58)
Weighted average number of Class A shares outstanding, basic	200,009,820	181,019,501
Weighted average number of Class A shares outstanding, diluted	515,803,383	181,019,501

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Comprehensive income (loss) (net of tax)
Net income (loss)	$(24,147)	$(255,194)
Foreign currency translation	(917)	238
Comprehensive income (loss) from equity method investees	(668)	(413)
Total comprehensive income (loss)	$(25,732)	$(255,369)
Comprehensive income (loss) attributable to principals’ and others’ interests	$4,481	$(152,027)
Comprehensive income (loss) attributable to Class A shareholders	$(30,213)	$(103,342)

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	8,485	8,485
Distributions to principals’ and others’ interests in equity	—	—	(85)	—	—	(85)	(35,838)	(35,923)
Dividends declared	—	—	(9,601)	—	—	(9,601)	—	(9,601)
Dividend equivalents accrued in connection with equity based compensation (net of tax)	—	—	(297)	—	—	(297)	(417)	(714)
Conversion of Class B shares to Class A shares	15,917,232	(15,917,232)	19,388	—	(150)	19,238	(19,238)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	7,143	—	—	7,143	—	7,143
Director restricted share grant	63,769	—	94	—	—	94	150	244
Capital increase related to equity-based compensation, net	8,329,147	10,333,333	23,032	—	—	23,032	36,477	59,509
Dilution impact of Class A share issuance	—	—	9,753	—	(104)	9,649	(9,649)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(29,540)	—	(29,540)	5,393	(24,147)
Foreign currency translation	—	—	—	—	(526)	(526)	(391)	(917)
Comprehensive income (loss) from equity method investees	—	—	—	—	(147)	(147)	(521)	(668)
Total comprehensive income (loss)						(30,213)	4,481	(25,732)
Equity - March 31, 2012	214,134,201	300,273,852	$2,022,138	$(1,513,660)	$(2,087)	$506,391	$559,412	$1,065,803

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(24,147)	$(255,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,478	3,080
Other amortization and accretion	335	385
(Earnings) losses from equity method investees	(35,240)	(72,403)
Distributions of earnings from equity method investees	11,595	7,954
(Gains) losses	(24,622)	4,763
Deferred incentive income	(8,743)	(11,272)
Deferred tax (benefit) expense	34,654	10,909
Options received from affiliates	—	(7,021)
Tax receivable agreement liability adjustment	6,935	116
Equity-based compensation	61,035	299,089
Allowance for doubtful accounts	186	4,718
Other	(1,514)	—
Cash flows due to changes in
Due from affiliates	(23,628)	(22,371)
Other assets	(665)	27,756
Accrued compensation and benefits	(145,931)	(134,265)
Due to affiliates	2,518	(11,894)
Deferred incentive income	12,333	56,171
Other liabilities	28,178	39,796
Net cash provided by (used in) operating activities	(103,243)	(59,683)
Cash Flows From Investing Activities
Contributions to equity method investees	(6,868)	(33,805)
Distributions of capital from equity method investees	109,039	151,559
Purchase of fixed assets	(3,568)	(2,596)
Net cash provided by (used in) investing activities	98,603	115,158
Cash Flows From Financing Activities
Repayments of debt obligations	(8,750)	(2,500)
Dividend and dividend equivalents paid	(10,315)	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	19	11,282
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(60,891)	(55,439)
Net cash provided by (used in) financing activities	(79,937)	(46,657)
Net Increase (Decrease) in Cash and Cash Equivalents	(84,577)	8,818
Cash and Cash Equivalents, Beginning of Period	333,166	210,632
Cash and Cash Equivalents, End of Period	$248,589	$219,450
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,903	$4,097
Cash paid during the period for income taxes	$2,000	$5,469
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$8,353	$34,285
Investments of receivable amounts into Fortress Funds	$71,921	$130,774
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$775	$12,877

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

4)              Logan Circle Partners, L.P. (“Logan Circle”), which represents our traditional, fixed income asset management business.

5)              Principal investments in the above described funds.

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

MARCH 31, 2012

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

As a result of the principals agreement, which expired in December 2011, the January 2007 value of a significant portion of the Principals’ equity in Fortress was recorded as an expense over an approximate five year period. Fortress was not a party to this agreement. It was an agreement between the Principals to further incentivize them to remain with Fortress. This GAAP expense had no economic effect on Fortress or its shareholders.

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

MARCH 31, 2012

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

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Fortress on January 1, 2012. This guidance did not have a material direct impact on Fortress’s financial position, results of operations or liquidity.

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

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2011 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.  Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2011.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2012	2011
Private Equity
Private Equity Funds
Management fees - affil.	$29,587	$35,289
Management fees - non-affil.	71	—
Incentive income - affil.	1,107	3,219

Castles
Management fees - affil.	12,149	11,614
Management fees, options - affil.	—	7,021
Management fees - non-affil.	2,552	661
Incentive income - affil.	—	—

Liquid Hedge Funds
Management fees - affil.	17,212	22,152
Management fees - non-affil.	2,955	4,789
Incentive income - affil.	62	1,999
Incentive income - non-affil.	48	978

Credit Funds
Credit Hedge Funds
Management fees - affil.	25,505	26,803
Management fees - non-affil.	125	4,055
Incentive income - affil.	257	1,805
Incentive income - non-affil.	—	—

Credit PE Funds
Management fees - affil.	21,842	15,989
Management fees - non-affil.	36	33
Incentive income - affil.	7,376	8,053
Incentive income - non-affil.	259	—

Logan Circle
Management fees - non-affil.	5,650	4,863

Total
Management fees - affil.	$106,295	$118,868
Management fees - non-affil.	$11,389	$14,401
Incentive income - affil. (A)	$8,802	$15,076
Incentive income - non-affil.	$307	$978

(A) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2012 and 2011. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $35.9 million and $53.0 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2012 and 2011, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2012 and 2011, Fortress recognized $7.4 million and $8.1 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2011	$823,097	$(584,439)	$238,658	$202,805
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	118,723
Distribution of incentive income	12,342	N/A	12,342	(12,342)
Recognition of previously deferred incentive income	N/A	(8,743)	(8,743)	N/A
Deferred incentive income as of March 31, 2012	$835,439	$(593,182)	$242,257	$309,186

(A)      All related contingencies have been resolved.

(B)        Reflected on the balance sheet.

(C)        At March 31, 2012, the net undistributed incentive income is comprised of $404.1 million of gross undistributed incentive income, net of $94.9 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2012 at their net asset values.

(D)       From inception to March 31, 2012, Fortress has paid $348.8 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $404.1 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $179.5 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of March 31, 2012:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(808,255)	$12,365	$ N/A	$ N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,015,943	(2,776,118)	86,167	1,846,342	—	N/A	16,248	331,399	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	114,144	1,399,936	—	N/A	—	287,024	43,214	11,557	7,400
Fund III (2004)	Jan-15	2,762,993	(1,307,382)	1,494,679	39,068	1,274,223	1,235,155	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(130,925)	149,162	6,439	161,428	154,989	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,445)	3,121,181	(398,935)	1,630,431	2,029,366	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	650,192	(99,853)	351,411	451,264	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(16,233)	3,542,024	(545,457)	1,273,315	1,818,772	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(137)	579,390	(410,950)	345,475	756,425	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	417,429	(297,187)	611,449	908,636	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	164,309	(146,985)	175,529	322,514	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(55,401)	(779,921)	351,836	1,131,757	—	—	—	—	—
FHIF (2006)	Jan-17	1,523,484	(63,169)	2,150,208	689,893	—	N/A	6,555	—	—	—	—
FECI (2007)	Feb-18	982,779	(157)	837,463	(145,159)	420,768	565,927	—	—	—	—	—
								$22,803	$847,762	$126,564	$94,907	$62,549
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	12,850	(467)	11,798	(585)	707	1,292	$—	$—	$—	$—	$—
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(56,323)	$274,724	$63,722	$95,110	$31,388	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	273,147	(107,076)	216,092	50,021	76,567	26,546	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	342,643	(137,041)	272,276	66,674	—	N/A	6,104	3,452	—	—	—
LDVF Patent Fund (2007)	Nov-27	44,847	(9,402)	63,027	27,582	—	N/A	2,015	461	—	—	—
Real Assets Fund (2007)	Jun-17	358,557	(229,335)	215,487	86,265	—	N/A	10,443	3,005	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,175,210	(5,201,839)	1,721,174	1,747,803	—	N/A	123,054	224,526	89,828	—	—
SIP Managed Account (2010)	Sep-20	11,000	(16,958)	6,554	12,512	—	N/A	1,638	1,192	—	—	—
								$143,254	$233,048	$89,828	$—	$—
Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$1,850,454	$(788,446)	$1,418,123	$356,115	$—	N/A	$63,023	$6,781	$—	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	366,656	(8)	376,180	9,532	—	N/A	118	—	—	—	—
FCO Managed Account #1 (2008)	Oct-18	1,358,089	(1,045,482)	682,925	370,318	—	N/A	26,695	47,213	24,567	—	—
FCO Managed Account #2 (2010)	Jun-24	193,231	(40,285)	171,092	18,146	—	N/A	3,831	—	—	—	—
FCO Managed Account #3 (2010)	Jun-22	421,855	(134,261)	366,351	78,757	—	N/A	13,569	1,376	—	—	—
FCO Managed Account #4 (2010)	Oct-20	282,124	(12,035)	281,283	11,194	17,153	5,959	—	—	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	—	21,844	—	N/A	—	2,180	1,298	—	—
Japan Opportunity Fund (2009)	Jun-19	1,010,363	(476,415)	786,127	252,179	—	N/A	30,646	19,085	—	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	100,332	—	100,831	499	2,086	1,587	—	—	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	52,550	—	51,716	(834)	1,088	1,922	—	—	—	—	—
Net Lease Fund I (2010)	Feb-20	103,774	(10,964)	112,941	20,131	—	N/A	2,627	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	187,095	(21,715)	166,862	1,482	7,533	6,051	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	307,656	(94,254)	188,606	(24,796)	23,950	48,746	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	25,230	(7,696)	15,353	(2,181)	1,961	4,142	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	104,139	(436)	106,822	3,119	—	N/A	273	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-24	14,408	(69)	14,359	20	241	221	—	—	—	—	—
								$140,782	$76,635	$25,865	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,733,306	$58,940	7.9%	$1,328	$20
Sidepocket investments (R)	47,593	29,993	N/A	631	—
Sidepocket investments - redeemers (S)	267,372	156,070	N/A	3,873	—
Managed accounts	623,962	—	100.0%	2,446	48

Asia Macro Funds (T)
Main fund investments	208,257	402	92.2%	2,534	40

Fortress Commodities Funds
Main fund investments	292,825	53,712	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	110,847	43,771	0.0%	—	—
Sidepocket investments (R)	146,068	33,951	N/A	590	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$2,639,714	$—	100.0%	$27,276	$—
Sidepocket investments (R)	99,672	—	N/A	3,551	—
Sidepocket investments - redeemers (S)	242,457	50,645	N/A	2,786	—
Main fund investments (liquidating) (U)	1,924,966	138,046	94.3%	58,219	—

Worden Funds
Main fund investments	200,343	576	91.2%	2,398	—

Value Recovery Funds (V)
Managed accounts	61,500	9,849	66.4%	153	—

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

(D)       A NAV deficit represents the gain needed to cross the incentive income threshold (as described in (F) below), excluding the impact of any relevant performance (i.e. preferred return) thresholds (as described in (E) below). As of period end, there is an aggregate NAV surplus within both the private equity funds and credit PE funds.

(E)         Represents the gain needed to achieve the current relevant performance thresholds, assuming the gain described in (D) above is already achieved.

(F)         Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below).

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

(J)           Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2012, Fortress held $45.2 million of such amounts on behalf of employees related to all of the private equity funds.

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

MARCH 31, 2012

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

(N)       Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote R below.

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

(Q)       The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at March 31, 2012, as if they became realized, would not impact the amounts presented in the table.

(R)        Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2012, the undistributed incentive income from the Macro main fund would not be impacted.

(S)         Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (Q) above).

(T)        Includes onshore and offshore funds.

(U)       Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(V)        Excludes the Value Recovery Funds which had a NAV of $510.7 million at March 31, 2012. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the three months ended March 31, 2012, Fortress formed new credit PE funds which had capital commitments as follows as of March 31, 2012:

Fortress	$24,950
Fortress’s affiliates	—
Third party investors	730,000
Total capital commitments	$754,950

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2012	December 31, 2011
Equity method investees	$1,020,886	$1,034,721
Equity method investees, held at fair value (A)	55,349	34,530
Total equity method investments	1,076,235	1,069,251
Options in equity method investees	14,598	10,526
Total investments	$1,090,833	$1,079,777

(A) Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

Gains (losses) from investments can be summarized as follows:

	Three Months Ended March 31,
	2012	2011
Net realized gains (losses)	$680	$278
Net realized gains (losses) from affiliate investments	9	(383)
Net unrealized gains (losses)	(1,049)	(1,468)
Net unrealized gains (losses) from affiliate investments	24,982	(3,190)
Total gains (losses)	$24,622	$(4,763)

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2012	2011
Mark to fair value on publicly traded investments	$24,983	$(4,139)
Mark to fair value on derivatives	(1,117)	(1,468)
Mark to fair value on Logan Circle contingent consideration	—	948
Other	756	(104)
	$24,622	$(4,763)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2012	2011	2012	2011
Private equity funds, excluding NIH	$645,869	$626,515	$19,819	$55,263
NIH	1,225	1,251	99	(43)
Publicly traded portfolio companies (A)(B)	48,760	29,682	N/A	N/A
Newcastle (B)	6,442	4,770	N/A	N/A
Eurocastle (B)	147	78	N/A	N/A
Total private equity	702,443	662,296	19,918	55,220
Liquid hedge funds	163,646	204,892	5,249	9,597
Credit hedge funds	55,551	53,831	2,857	3,248
Credit PE funds	147,180	141,227	6,836	4,505
Other	7,415	7,005	380	(167)
	$1,076,235	$1,069,251	$35,240	$72,403

(A)  Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)  Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2012
	Private Equity			Liquid	Credit
	NIH	Other Funds	Private Equity Portfolio Companies and Castles(A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,251	$626,515	$34,530	$204,892	$53,831	$141,227	$7,005	$1,069,251
Earnings from equity method investees	99	19,819	N/A	5,249	2,857	6,836	380	35,240
Other comprehensive income from equity method investees	—	—	N/A	—	—	(1,916)	—	(1,916)
Contributions to equity method investees (C)	—	(331)	117	550	71,415	11,449	30	83,230
Distributions of earnings from equity method investees	—	—	N/A	(1,735)	(3,563)	(6,297)	—	(11,595)
Distributions of capital from equity method investees (C)	(125)	(593)	N/A	(45,310)	(68,989)	(4,111)	—	(119,128)
Total distributions from equity method investees	(125)	(593)	N/A	(47,045)	(72,552)	(10,408)	—	(130,723)
Mark to fair value - during period (B)	N/A	—	19,858	N/A	N/A	N/A	N/A	19,858
Translation adjustment	—	—	844	—	—	—	—	844
Dispositions	—	—	—	—	—	(8)	—	(8)
Reclassification to Due to Affiliates (D)	—	459	—	—	—	—	—	459
Investment, ending	$1,225	$645,869	$55,349	$163,646	$55,551	$147,180	$7,415	$1,076,235
Ending balance of undistributed earnings	$—	$32,273	N/A	$2,248	$4,134	$2,929	$2,203	$43,787

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

(A)      Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)      Recorded to Gains (Losses).

(C)      For Private Equity — Other Funds, the negative contribution amount is a result of contributions returned to fund investors due to a subsequent close of additional investors in a certain fund.

The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Three Months Ended March 31,
	2012
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$6,868	$109,039
Investments of receivable amounts into Fortress Funds	71,921	—
Distributions payable out of Fortress Funds	—	5,448
Net funded*	4,233	4,233
Other	208	408
Per Above	$83,230	$119,128

*    In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)      Represents the general partner liability discussed in Note 9.

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

	Private Equity Funds excluding NIH
	March 31,	December 31,
	2012	2011
Assets	$13,863,709	$13,296,783
Debt	(7,417)	(45,291)
Other liabilities	(265,833)	(263,858)
Equity	$13,590,459	$12,987,634
Fortress’s Investment	$645,869	$626,515
Ownership (A)	4.8%	4.8%

	Three Months Ended March 31,
	2012	2011
Revenues and gains (losses) on investments	$681,776	$1,306,321
Expenses	(46,297)	(61,001)
Net Income (Loss)	$635,479	$1,245,320
Fortress’s equity in net income (loss)	$19,819	$55,263

(A)      Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds (B)		Credit Hedge Funds		Credit PE Funds (C) (D)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011

Assets		$8,211,051	$8,800,854	$8,654,158	$8,118,634	$7,949,091
Debt		—	(2,900,247)	(2,910,711)	(33,748)	(57,602)
Other liabilities		(3,134,491)	(297,671)	(291,850)	(380,780)	(410,125)
Non-controlling interest		—	(4,271)	(9,794)	(11,774)	(9,182)
Equity	$4,721,695	$5,076,560	$5,598,665	$5,441,803	$7,692,332	$7,472,182
Fortress’s Investment	$163,646	$204,892	$55,551	$53,831	$147,180	$141,227
Ownership (A)	3.5%	4.0%	1.0%	1.0%	1.9%	1.9%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Revenues and gains (losses) on investments		$196,365	$326,292	$342,945	$388,762	$407,833
Expenses		(41,135)	(57,184)	(58,410)	(78,887)	(48,688)
Net Income (Loss)	$141,196	$155,230	$269,108	$284,535	$309,875	$359,145
Fortress’s equity in net income (loss)	$5,249	$9,597	$2,857	$3,248	$6,836	$4,505

(A)      Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)        In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the quarter ended December 31, 2011, the liquid hedge funds recorded ($97.9) million of revenues and gains (losses) on investments, $35.1 million of expenses, and ($133.0) million of net income (loss).

(C)        Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended December 31, 2011 and 2010, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(D)       Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the three months ended March 31, 2012 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of March 31, 2012 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the three months ended March 31, 2012:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	$167,350	$—	$862	(C)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	March 31, 2012			December 31, 2011
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$12,365	$—	$1,225	$12,871	$—	$1,251	(C) (D)
Castles	7,525,578	6,545,433	27,713	7,374,735	6,568,462	22,384	(C) (D)
Liquid Hedge Funds	3,934,461	876,369	10,197	4,208,343	547,044	10,771	(C) (D)
Credit Hedge Funds	1,665,311	364,814	18,490	1,594,736	364,791	35,476	(C) (D)
Credit PE Funds	1,101,945	332,305	4,557	732,419	89,334	5,108	(C) (D)

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

FCF is an entity which provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of March 31, 2012, FCF’s gross assets were approximately $55.9 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $46.2 million at March 31, 2012, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value
	March 31, 2012	December 31, 2011	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$6,589	$4,848	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$48,760	$29,682	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$—	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Total equity method investments carried at fair value	$55,349	$34,530
Newcastle and Eurocastle options	$14,598	$10,526	Level 2 - Lattice-based option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$—	$1,236	Level 2 - See below
Liabilities (within Other Liabilities)
Derivatives	$(8)	$—	Level 2 - See below

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

(A)      The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of March 31, 2012, it had a face amount of €1.2 million ($1.6 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value March 31, 2012	Notional Amount March 31, 2012	Gains/(Losses) Three Months Ended March 31, 2012	Maturity Date
Foreign exchange option contract	Other Liabilities	$580	€20,000	$(316)	Feb-13
Foreign exchange option contract	Other Liabilities	$(588)	€20,000	$(17)	Feb-13

(A) Fortress has a master netting agreement with its counterparty.

The counterparty on these derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	March 31, 2012
	March 31,	December 31,	Interest	Stated	Weighted Average	Weighted Average
Debt Obligation	2012	2011	Rate	Maturity	Funding Cost (A)	Maturity (Years)

Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	—	—
Term loan	252,500	261,250	LIBOR + 4.00% (D)	Oct-15	6.19%	2.72

Total	$252,500	$261,250			6.19%	2.72

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

(C)        Approximately $56.7 million was undrawn on the revolving debt facility as of March 31, 2012. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

(D)       With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

Management believes the fair value of this debt was approximately equal to its face amount at March 31, 2012 (based on counterparty inquiries, a level 3 valuation, see Note 4).

Fortress was in compliance with all of its debt covenants as of March 31, 2012. The following table sets forth the financial covenant requirements as of March 31, 2012.

	March 31, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,660	(A)
Consolidated Leverage Ratio	< 2.75	1.04	(B)
Minimum Investment Assets Ratio	> 2.00	4.88	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.08	(B)

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

MARCH 31, 2012

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

Based on the value of the RSUs and RPUs which vested during the three months ended March 31, 2012 and 2011, Fortress has estimated tax shortfalls of $28.7 million and $18 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2012	2011
Current
Federal income tax expense (benefit)	$(7,403)	$5,270
Foreign income tax expense (benefit)	1,723	3,004
State and local income tax expense (benefit)	(1,132)	2,236
	(6,812)	10,510
Deferred
Federal income tax expense (benefit)	30,192	8,290
Foreign income tax expense (benefit)	1,303	5
State and local income tax expense (benefit)	3,159	2,614
	34,654	10,909

Total expense (benefit)	$27,842	$21,419

The current federal income tax benefit in the first quarter of 2012 changed in comparison to the current federal income tax expense in the first quarter of 2011 mainly due to Fortress’s increased capacity to carry back net operating losses.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2012	December 31, 2011
Total deferred tax assets	$468,144	$492,041
Valuation allowance	(94,434)	(91,845)
Net deferred tax assets	$373,710	$400,196
Total deferred tax liabilities (A)	$1,534	$199

(A) Included in Other Liabilities

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2011	$91,845
Changes due to FIG Corp ownership increase	4,676
Net decreases (A)	(2,087)
Valuation Allowance at March 31, 2012	$94,434

(A)      Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

For the three months ended March 31, 2012, a deferred income tax provision of $0.1 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.3 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. In addition, the deferred tax asset was increased by $7.2 million with an offsetting increase of $3.7 million to the valuation allowance related to a step-up in tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the three months ended March 31, 2012 through the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $4.6 million with an offsetting increase of $1.0 million to the valuation allowance. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2012, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $8.6 million. During the quarter, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $6.9 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

				Credit
	Private Equity		Liquid Hedge	Hedge
March 31, 2012	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$120,274	$4,063	$625	$26,193	$15,689	$—	$166,844
Expense reimbursements (A)	13,355	1,297	5,089	4,707	9,124	—	33,572
Expense reimbursements - FCF (B)	48,151	68	—	—	—	—	48,219
Dividends and distributions	—	205	—	—	—	—	205
Other	287	892	—	—	1,124	4,750	7,053
Total	$182,067	$6,525	$5,714	$30,900	$25,937	$4,750	$255,893

				Credit
	Private Equity		Liquid Hedge	Hedge
December 31, 2011	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$95,267	$4,013	$696	$88,794	$15,901	$—	$204,671
Expense reimbursements (A)	9,065	2,174	5,200	5,337	6,315	—	28,091
Expense reimbursements - FCF (B)	58,146	—	—	—	—	—	58,146
Dividends and distributions	—	154	—	—	—	—	154
Other	518	669	—	—	1,483	4,957	7,627
Total	$162,996	$7,010	$5,896	$94,131	$23,699	$4,957	$298,689

(A)      Net of allowances for uncollectable management fees and expense reimbursements of $12.1 million and $5.3 million at March 31, 2012, respectively, and of $12.1 million and $5.1 million as of December 31, 2011, respectively. Allowances are recorded as General and Administrative expenses.

(B)        Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of March 31, 2012, amounts due from Fortress Funds recorded in Due from Affiliates included $120.2 million of past due management fees, excluding $12.1 million which has been fully reserved by Fortress, and $55.5 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees will ultimately be collectable. The unreserved amounts are primarily due from five different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	March 31, 2012	December 31, 2011
Principals - Tax receivable agreement - Note 5	$286,038	$279,039
Principals - Principal Performance Payments - Note 7	4,078	—
Distributions payable on Fortress Operating Group units	4,568	29,423
Other	6,679	8,046
General partner liability - Note 9	38,109	37,650
	$339,472	$354,158

Other Related Party Transactions

For the three months ended March 31, 2012 and 2011, Other Revenues included approximately $0.3 million and $1.0 million, respectively, of revenues from affiliates, primarily dividends.

In February 2012, Fortress advanced $0.5 million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+4%. All principal and interest is due and payable no later than February 2017.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	March 31, 2012	December 31, 2011
Fortress Operating Group units held by the Principals and one senior employee	$502,847	$507,031
Employee interests in majority owned and controlled fund advisor and general partner entities	54,611	66,087
Other	1,954	1,843
Total	$559,412	$574,961

The Fortress Operating Group portion of these interests is computed as follows:

	March 31,	December 31,
	2012	2011
Fortress Operating Group equity (Note 12)	$918,005	$889,642
Less: Others’ interests in equity of consolidated subsidiaries (Note 12)	(56,566)	(67,930)
Total Fortress’ shareholders’ equity in Fortress Operating Group	$861,439	$821,712
Fortress Operating Group units outstanding (A)	300,273,852	305,857,751
Class A shares outstanding	214,134,201	189,824,053
Total	514,408,053	495,681,804
Fortress Operating Group as a percent of total (B)	58.4%	61.7%
Equity of Fortress Operating Group units held by Principals and one senior employee	$502,847	$507,031

(A)      Held by the Principals and one senior employee; exclusive of Class A shares.

(B)        As a result, the Registrant owned 41.6% and 38.3% of Fortress Operating Group as of March 31, 2012 and December 31, 2011, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2012	2011
Fortress Operating Group units held by the Principals and one senior employee	$3,623	$(154,328)
Employee interests in majority owned and controlled fund advisor and general partner entities	1,669	2,578
Other	101	(12)
Total	$5,393	$(151,762)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Fortress	$(29,540)	$(103,432)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	19,238	3,845
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	9,649	1,016
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$(653)	$(98,571)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Three Months Ended March 31,
	2012	2011
Equity-based compensation, per below	$61,035	$64,330
Profit-sharing expense, per below	30,511	58,656
Discretionary bonuses	48,465	50,082
Other payroll, taxes and benefits	43,368	42,367
	$183,379	$215,435

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2011	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75

Issued	6,733,572	2.95	—	—	63,769	3.45	—	—
Converted to Class A shares	(7,940,901)	15.20	(388,246)	11.16	—	—	(4,340,000)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,173,849)	3.56	(13,077)	2.58	—	—	—	—

March 31, 2012 (B)	29,289,286	$8.47	385,723	$11.79	634,062	$5.96	10,333,334	$13.75

	Three Months Ended March 31,
	2012	2011
Expense incurred (B)
Employee RSUs	$37,953	$41,467
Non-Employee RSUs	236	386
Principal Performance Payments (C)	257	—
Restricted Shares (D)	24	160
STIP (E)	—	—
RPUs	22,565	22,317
Total equity-based compensation expense	$61,035	$64,330

(A)      Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value, discounted for the non-entitlement to dividends, per unit as of March 31, 2012 for awards granted to non-employees was $3.40. The closing trading price per share of Fortress’s Class A shares on such date was $3.56 per share.

(B)        In future periods, Fortress will further recognize non-cash compensation expense on its non-vested equity based awards outstanding as of March 31, 2012 of $184 million, with a weighted average recognition period of 1.32 years. This does not include contingent amounts.

(C)        Described below. Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.8 million RSUs would be awarded as Principal Performance Payments.

(D)       Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.1 million and $0.0 for the three months ended March 31, 2012 and 2011, respectively) and therefore are not included above.

(E)         STIP stands for Short Term Incentive Plan. In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee is due 2,857,143 Fortress Operating Group units from such Principal since the employee remained with Fortress until January 2012.  As a result of the service requirement, the fair value of these units was charged to compensation expense in 2011.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2012 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates was an increase to equity-based compensation of $6.7 million.

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

In January 2012, Fortress’s CEO announced his resignation effective in February 2012. In connection with this resignation, Fortress has recorded $5.0 million of equity-based compensation expense in 2012, primarily related to 1.8 million RSUs which will vest pursuant to his separation agreement. As a result of this resignation, approximately 4.0 million RSUs were forfeited.

In August 2011, Fortress’s Principals extended their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their prior employment agreements. Additionally, under a new compensation plan adopted by Fortress, the Principals will receive payments (“Principal Performance Payments”) based on the performance of the existing AUM (as of December 31, 2011) of Fortress’s flagship hedge funds and on their success in raising and investing new funds in all businesses in 2012 and beyond. The Principal Performance Payments will be comprised of a mix of cash and equity, with the equity component becoming larger as performance, and the size of the payments, increases.

Specifically, the new compensation plan calls for payments of 20% of the incentive income earned from existing flagship hedge fund AUM and either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in all businesses. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals’ respective businesses, will be made in cash, and payments in excess of this threshold will be made in restricted share units that will vest over three years.

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

The accrual for the Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2012
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$466	$466
Liquid hedge fund business	11	477	488
Credit business	246	2,878	3,124
Total	$257	$3,821	$4,078

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Private equity funds	$410	$491
Liquid hedge funds	3,567	13,083
Credit hedge funds	14,529	17,207
Credit PE funds	8,184	27,875
Principal Performance Payments (A)	3,821	—

Total	$30,511	$58,656

(A)      Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2012
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	191,179,684	191,179,684
Fully vested restricted Class A share units with dividend equivalent rights	8,227,416	8,227,416
Fully vested restricted Class A shares	602,720	602,720
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	315,793,563
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	200,009,820	515,803,383
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(29,540)	$(29,540)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating
Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(52)	(52)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(103)	(103)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(50,655)
Net income (loss) available to Class A shareholders	$(29,695)	$(80,350)
Weighted average shares outstanding	200,009,820	515,803,383
Basic and diluted net income (loss) per Class A share	$(0.15)	$(0.16)

	Three Months Ended March 31, 2011
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	171,287,024	171,287,024
Fully vested restricted Class A share units with dividend equivalent rights	9,481,968	9,481,968
Fully vested restricted Class A shares	250,509	250,509
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	181,019,501	181,019,501
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(103,432)	$(103,432)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(1,970)	(1,970)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	—
Net income (loss) available to Class A shareholders	$(105,402)	$(105,402)
Weighted average shares outstanding	181,019,501	181,019,501
Basic and diluted net income (loss) per Class A share	$(0.58)	$(0.58)

(1)          The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis (fully vested RPUs would first have to be exchanged for Fortress Operating Group

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

units and Class B shares). These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

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

(3)          Certain restricted Class A share units granted to employees are not entitled to dividend or dividend equivalent payments until they are vested and are therefore non-participating securities. These units are not included in the computation of basic earnings per share. They are included in the computation of diluted earnings per share when the effect is dilutive using the treasury stock method. The effect of the units on the calculation is generally anti-dilutive during periods of net losses. The weighted average restricted Class A share units which are not entitled to receive dividend or dividend equivalent payments outstanding were:

	Three Months Ended March 31,
	2012	2011
Share Units	20,051,308	25,501,235

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2012	2011
Class A shares (public shareholders)	191,179,684	171,287,024
Restricted Class A shares (directors)	632,660	452,434
Restricted Class A share units (employees) (A)	8,277,416	9,481,968
Restricted Class A share units (employees) (B)	7,138,026	14,281,131
Fortress Operating Group units (Principals and one senior employee)	305,800,889	301,700,848
Fortress Operating Group RPUs (one senior employee)	20,326,008	28,359,260
Total	533,304,683	525,562,665

	As of March 31, 2012	As of December 31, 2011
Class A shares (public shareholders)	213,500,139	189,253,760
Restricted Class A shares (directors)	634,062	570,293
Restricted Class A share units (employees) (A)	1,694,253	691,808
Restricted Class A share units (employees) (B)	6,434,147	13,667,930
Fortress Operating Group units (Principals and one senior employee)	300,273,852	305,857,751
Fortress Operating Group RPUs (one senior employee)	10,333,334	20,666,667
Total	532,869,787	530,708,209

(A)      Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)        Represents nonvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2012, 8.7 million existing RSUs and 10.3 million existing RPUs vested and the related Class A and Class B shares, as applicable, were delivered, or, in certain cases, are expected to be delivered within six months of vesting pursuant to the plan documents. In March 2012, one senior employee exchanged an aggregate of 15,917,232 FOG units and Class B shares for an equal number of Class A shares. A portion of the vested shares were sold to cover withholding tax requirements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Dividends and distributions during the three months ended March 31, 2012 are summarized as follows:

		Current Year
	Declared in Prior Year (A)	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$9,601	$—	$9,601
Dividend equivalents on restricted Class A share units (B)	—	714	—	714
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (C)	27,561	13,641	303	13,944
Distributions to Fortress Operating Group RPU holders (Note 7) (C)	1,862	—	472	472
Total distributions	$29,423	$23,956	$775	$24,731

(A)      $3.8 million of this amount had not been paid as of March 31, 2012.

(B)        A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(C)        Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and the RPU holder (one senior employee).

On May 2, 2012, Fortress declared a first quarter cash dividend of $0.05 per Class A share. The dividend is payable on May 21, 2012 to holders of record of Class A shares on May 16, 2012. The aggregate amount of this dividend payment is approximately $10.7 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million will be paid to holders of restricted Class A share units.

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2011.

General Partner Liability — Certain of Fortress’ consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 2), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on the Fortress balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment.  See “Litigation” below.

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2012 was $38.1 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2012, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $132.0 million as of March 31, 2012. These commitments can be drawn by the funds on demand.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

April 1 to December 31, 2012	$16,681
2013	21,827
2014	20,921
2015	19,350
2016	17,573
2017	2,036
Thereafter	215

Total	$98,603

Rent expense, including operating expense escalations, during the three months ended March 31, 2012 and 2011 was $5.4 million and $7.6 million, respectively, and was included in General, Administrative and Other Expense.

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle, and (vii) principal investments in these funds as well as cash that is available to be invested.

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

c.              subtracting unrealized gains (or adding unrealized losses) on direct investments in publicly traded portfolio companies and in the Castles,

(iii)                              adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Expenses

(iv)                             adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(v)                                adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vi)                             adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(vii)                          adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(viii)                       adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals, which expired in December 2011,

(ix)                               adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(x)                                  adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. Fortress defines its segment operating margin to be equal to fund management DE divided by segment revenues.

In January 2012, Fortress changed the method it uses to allocate expenses between its operating segments in order to match the method used in computing Principal Performance Payments (Note 7) under its new employment agreements with the Principals. Prior period segment results have not been restated for comparability since it is impractical to do so. The change in expense allocation methodology has no effect on aggregate segment expenses or distributable earnings. The primary impact of applying the current expense allocation methodology to the three months ended March 31, 2011 would be a shift of approximately $16.7 million of expenses from the Credit Hedge Funds segment to the Credit PE Funds segment.

Furthermore, in January 2012, Fortress determined that Logan Circle was a reportable segment as it became material to Fortress’s operations. As a result, Logan Circle has been disaggregated from the “Unallocated” amounts for all periods presented.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of March 31, 2012:

	Net		Prior Year-End	Current	Current
	Intrinsic	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Clawback	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund (A)	(B)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes

Fund II	$7,400	14 Quarters	$11,435	$(3,589)	$(2,297)	$9,138	(C)
Fund III	45,108	17 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	19 Quarters	10,041	—	—	10,041	(D)

Total	$62,549		$66,584	$(3,589)	$(2,297)	$64,287

(A)     Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, Credit Opportunities Fund II, FCO Managed Account #1, SIP L.P., Assets Overflow Fund.

(B)        See Note 2.

(C)        The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $4.0 million immediately prior to March 31, 2012. Based on the criteria determined by the CODM, management determined that a reversal of $2.3 million of reserve was appropriate.

(D)       The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination

During the three months ended March 31, 2012, Fortress recorded $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of March 31, 2012, Fortress had $1.0 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2012, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $343.4 million, representing unrealized gains.

During the three months ended March 31, 2012, Fortress recorded a $2.3 million net reversal of clawback reserve for DE purposes, as shown above.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2012 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $1.0 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

March 31, 2012 and the Three Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$29,658	$14,576	$20,167	$25,630	$21,878	$5,650	$—	$—	$117,559
Incentive income	4,695	—	6,292	30,242	11,234		—	—	52,463

Segment revenues - total	$34,353	$14,576	$26,459	$55,872	$33,112	$5,650	$—	$—	$170,022
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$22,295	$7,276	$4,768	$26,104	$2,675	$(2,518)	$—	$(566)	$60,034
Fund management distributable earnings (loss)	$22,294	$6,811	$4,291	$23,226	$2,675	$(2,518)	$—	$(566)	$56,213
Pre-tax distributable earnings (loss)	$22,294	$6,811	$4,291	$23,226	$2,675	$(2,518)	$904	$(566)	$57,117

Total segment assets	$179,871	$5,358	$12,999	$60,066	$29,092	$29,552	$1,338,792	$477,997	$2,133,727
								(A)

(A) Unallocated assets include deferred tax assets of $373.7 million.

Three Months Ended March 31, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$35,289	$12,149	$26,941	$30,859	$16,021	$4,863	$—	$—	$126,122
Incentive income	1,329	—	21,728	37,903	57,359	—	—	—	118,319
Segment revenues - total	$36,618	$12,149	$48,669	$68,762	$73,380	$4,863	$—	$—	$244,441
Fund management distributable earnings (loss) before Principal Performance Payments	$22,025	$4,951	$14,953	$18,528	$38,191	$(4,829)	$—	$1,407	$95,226
Fund management distributable earnings (loss)	$22,025	$4,951	$14,953	$18,528	$38,191	$(4,829)	$—	$1,407	$95,226
Pre-tax distributable earnings (loss)	$22,025	$4,951	$14,953	$18,528	$38,191	$(4,829)	$7,387	$1,407	$102,613

(B)            See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended
	March 31, 2012	March 31, 2011
Fund management distributable earnings	$56,213	$95,226
Investment income (loss)	5,206	12,031
Interest expense	(4,302)	(4,644)
Pre-tax distributable earnings	57,117	102,613

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(11,235)	$(57,359)
Incentive income received from third parties, subject to contingent repayment	—	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	8,743	11,272
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(1,107)	(1,329)
Incentive income from hedge funds, subject to annual performance achievement	(35,855)	(53,046)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	(3,589)	—
	(43,043)	(100,462)
Adjust other income
Distributions of earnings from equity method investees**	(1,517)	(6,758)
Earnings (losses) from equity method investees**	30,728	65,719
Gains (losses) on options in equity method investees	4,072	(696)
Gains (losses) on other investments	19,857	(5,208)
Impairment of investments (see discussion above)	84	135
Adjust income from the receipt of options	—	7,021
	53,224	60,213
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense	(59,647)	(64,330)
Adjust employee portion of incentive income from private equity funds accrued prior to the realization of incentive income	1,291	—
	(58,356)	(64,330)

Adjust mark-to-market of contingent consideration in business combination	—	948
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(11)	(431)
Adjust Principals’ forfeiture agreement expense (expired in 2011)	N/A	(234,759)
Adjust non-controlling interests related to Fortress Operating Group units	(3,623)	154,328
Adjust tax receivable agreement liability	(6,935)	(116)
Adjust income taxes	(27,913)	(21,436)
Total adjustments	(86,657)	(206,045)

Net Income (Loss) Attributable to Class A Shareholders	(29,540)	(103,432)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	5,393	(151,762)
Net Income (Loss)	$(24,147)	$(255,194)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

March 31, 2012
Total segment assets	$2,133,727
Adjust equity investments from segment carrying amount	(36,121)
Adjust investments gross of employees’ and others’ portion	40,679
Adjust goodwill and intangible assets to cost	(22,675)
Accrued incentive income subject to annual performance achievement	(35,855)
Total assets (GAAP)	$2,079,755

	Three Months Ended March 31,
	2012	2011
Segment revenues	$170,022	$244,441
Adjust management fees	125	125
Adjust incentive income	(43,354)	(102,264)
Adjust income from the receipt of options	—	7,021
Adjust other revenues (including expense reimbursements)*	44,865	47,494
Total revenues (GAAP)	$171,658	$196,817

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

			Liquid	Credit
	Private Equity		Hedge	Hedge		Logan
Three Months Ended March 31,	Funds	Castles	Funds	Funds	PE Funds	Circle	Unallocated	Total
2012
Depreciation	$422	$109	$506	$1,320	$97	$100	$913	$3,467
Amortization	—	—	—	—	—	11	—	11
Total	$422	$109	$506	$1,320	$97	$111	$913	$3,478

2011
Depreciation	$383	$94	$404	$767	$160	$87	$754	$2,649
Amortization	—	—	—	—	—	431	—	431
Total	$383	$94	$404	$767	$160	$518	$754	$3,080

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In April 2012, Newcastle issued 18,975,000 million shares of its common stock in a public offering at a price to the public of $6.22 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 1,897,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In April 2012, Fortress made a $54.5 million Free Cash Flow-based payment as required under its credit facility.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended March 31, 2012.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of March 31, 2012
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$195,007	$53,582	$—	$248,589
Due from affiliates	262,621	2,394	(9,122)	255,893
Investments	1,090,833	358,593	(358,593)	1,090,833
Deferred tax asset	4,691	369,019	—	373,710
Other assets	95,159	15,571	—	110,730
	$1,648,311	$799,159	$(367,715)	$2,079,755
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$92,702	$—	$—	$92,702
Due to affiliates	55,826	292,768	(9,122)	339,472
Deferred incentive income	242,257	—	—	242,257
Debt obligations payable	252,500	—	—	252,500
Other liabilities	87,021	—	—	87,021
	730,306	292,768	(9,122)	1,013,952
Commitments and Contingencies
Equity
Paid-in capital	5,538,398	2,022,138	(5,538,398)	2,022,138
Retained earnings (accumulated deficit)	(4,669,267)	(1,513,660)	4,669,267	(1,513,660)
Accumulated other comprehensive income (loss)	(7,692)	(2,087)	7,692	(2,087)
Total Fortress shareholders’ equity (B)	861,439	506,391	(861,439)	506,391
Principals’ and others’ interests in equity of consolidated subsidiaries	56,566	—	502,846	559,412
Total Equity	918,005	506,391	(358,593)	1,065,803

	$1,648,311	$799,159	$(367,715)	$2,079,755

(A)      Other than Fortress Operating Group.

(B)        Includes the Principals’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$106,295	$—	$—	$106,295
Management fees: non-affiliates	11,389	—	—	11,389
Incentive income: affiliates	8,802	—	—	8,802
Incentive income: non-affiliates	307	—	—	307
Expense reimbursements from affiliates	43,602	—	—	43,602
Other revenues	1,267	—	(4)	1,263
	171,662	—	(4)	171,658
Expenses
Interest expense	4,302	69	(4)	4,367
Compensation and benefits	183,379	—	—	183,379
General, administrative and other	29,666	—	—	29,666
Depreciation and amortization	3,478	—	—	3,478
	220,825	69	(4)	220,890
Other Income (Loss)
Gains (losses)	24,622	—	—	24,622
Tax receivable agreement liabilty adjustment	—	(6,935)	—	(6,935)
Earnings (losses) from equity method investees	35,240	2,249	(2,249)	35,240
	59,862	(4,686)	(2,249)	52,927
Income (Loss) Before Income Taxes	10,699	(4,755)	(2,249)	3,695
Income tax benefit (expense)	(3,057)	(24,785)	—	(27,842)
Net Income (Loss)	$7,642	$(29,540)	$(2,249)	$(24,147)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$1,770	$—	$3,623	$5,393
Net Income (Loss) Attributable to Class A Shareholders (B)	$5,872	$(29,540)	$(5,872)	$(29,540)

(A) Other than Fortress Operating Group.

(B) Includes net income (loss) attributable to the Principals’  (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$7,642	$(29,540)	$(2,249)	$(24,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,478	—	—	3,478
Other amortization and accretion	335	—	—	335
(Earnings) losses from equity method investees	(35,240)	(2,249)	2,249	(35,240)
Distributions of earnings from equity method investees	11,595	—	—	11,595
(Gains) losses	(24,622)	—	—	(24,622)
Deferred incentive income	(8,743)	—	—	(8,743)
Deferred tax (benefit) expense	371	34,283	—	34,654
Options received from affiliates	—	—	—	—
Tax receivable agreement liability adjustment	—	6,935	—	6,935
Equity-based compensation	61,035	—	—	61,035
Allowance for doubtful accounts	186	—	—	186
Other	(1,514)	—	—	(1,514)
Cash flows due to changes in
Due from affiliates	(23,628)	—	—	(23,628)
Other assets	9,724	(10,389)	—	(665)
Accrued compensation and benefits	(145,931)	—	—	(145,931)
Due to affiliates	2,455	63	—	2,518
Deferred incentive income	12,333	—	—	12,333
Other liabilities	27,586	592	—	28,178
Net cash provided by (used in) operating activities	(102,938)	(305)	—	(103,243)
Cash Flows From Investing Activities
Contributions to equity method investees	(6,868)	(24,963)	24,963	(6,868)
Distributions of capital from equity method investees	109,039	23,760	(23,760)	109,039
Purchase of fixed assets	(3,568)	—	—	(3,568)
Net cash provided by (used in) investing activities	98,603	(1,203)	1,203	98,603
Cash Flows From Financing Activities
Repayments of debt obligations	(8,750)	—	—	(8,750)
Issuance (purchase) of Class A shares (RSU settlements)	(31,691)	31,691	—	—
Capital contributions (distributions)	24,963	—	(24,963)	—
Dividends and dividend equivalents paid	(24,474)	(9,601)	23,760	(10,315)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	19	—	—	19
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(60,891)	—	—	(60,891)
Net cash provided by (used in) financing activities	(100,824)	22,090	(1,203)	(79,937)
Net Increase (Decrease) in Cash and Cash Equivalents	(105,159)	20,582	—	(84,577)
Cash and Cash Equivalents, Beginning of Period	300,166	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$195,007	$53,582	$—	$248,589

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $46.4 billion in AUM as of March 31, 2012. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our approximately 1,400 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of March 31, 2012, we managed the following businesses:

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

Credit Funds — a business that manages approximately $12.3 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds.

Logan Circle — our traditional, fixed income asset management business which has approximately $16.1 billion of AUM.

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

In addition, Fortress acquired a traditional asset management business during 2011. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

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

•                              Effectively manage our liquidity, including our debt, and expenses.

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

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

•                              Fund returns: Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under “Results of Operations — Performance of Our Funds.”

•                              Proximity to incentive income threshold: This is a measure of a fund’s performance relative to the performance criteria it needs to achieve in order for us to earn incentive income.

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

3)              Other general and administrative expenses and interest.

4)              Taxes.

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the “— Results of Operations — Segment Analysis” section herein.

Essentially, the key components of our income are the fees we are earning from our funds in comparison to the compensation and other corporate expenses we are paying in cash, and the resulting operating margin. Other significant components include (i) the unrealized changes in value of our funds, reported as unrealized gains (losses) and earnings (losses) from equity method investees, as this is indicative of changes in potential future cash flows, (ii) taxes, and (iii) equity-based compensation (not including principals agreement compensation), because it will eventually have a dilutive effect when the related shares are issued.

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle and (vii) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

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

While market conditions in the United States and abroad have improved meaningfully over the last three years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last.  Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets.  We and other market participants face continued challenges in addressing the issues created by the recent challenging credit and liquidity conditions and financial institution failures.  If market conditions remain challenging or deteriorate in the future — particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds.

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

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. As a result, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd., Whistler Blackcomb Holdings Inc. and Nationstar Mortgage Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, equity market conditions remain volatile and have been adversely affected by various factors, such as unrest in the Middle East, the earthquake in Japan, continuing weakness in the U.S. job market, the credit rating downgrading of U.S. government debt and the European debt crisis. We cannot predict future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

•                  While conditions in the U.S. capital markets have improved meaningfully over the last three years, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of increased liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values in comparison to years prior to 2008, greater price volatility and weaker economic conditions around the globe.  This has resulted in a significant reduction in the value of certain of our investments in comparison to years prior to 2008, which, in turn, has impacted our management fees, incentive income and investment income.  Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

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

•                 As a result of the above factors:

•                  We did not pay a dividend on our Class A shares from the second quarter of 2008 to the third quarter of 2011. However, based on the above described improvements in the markets over the last three years, and the corresponding improvement in our financial condition, our board of directors approved a revised dividend policy under which it reinstated a $0.05 per share quarterly dividend beginning in the fourth quarter of 2011. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

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

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, since the onset of the recession, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through the early part of 2012 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, investors in alternative investment vehicles that primarily invest in liquid investments appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. Furthermore, investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.

The third factor, which most directly impacts our results, is our investment performance relative to our competitors, including products offered by other alternative asset managers.  As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. For example, in April 2009, the public company successfully raised approximately $220 million in net proceeds from an offering of its Class A shares. Moreover, during 2009 through the early part of 2012, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ perception about our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge	Credit		Logan Circle
2012	Funds (J)	Castles	Funds	Hedge Funds	PE Funds (J)	Partners, L.P.	Total
AUM December 31, 2011	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713
Capital raised (A)	—	—	99	67	93	—	259
Increase in invested capital	4	—	—	20	392	—	416
Redemptions (B)	—	—	(997)	—	—	—	(997)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(212)	—	—	(212)
Return of capital distributions (E)	(3)	—	—	(15)	(382)	—	(400)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(1)	(70)	—	—	(71)
Equity buyback (H)	—	—	—	—	—	—	—
Net client flows	40	—	—	—	—	2,256	2,296
Income (loss) and foreign exchange (I)	703	29	224	225	(57)	304	1,428
AUM March 31, 2012 (K)	$10,029	$3,210	$4,840	$5,991	$6,278	$16,084	$46,432

(A)     Includes offerings of shares by the Castles, if any.

(B)       Excludes redemptions which reduced AUM subsequent to March 31, 2012. Redemptions are further detailed below.

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

(J)          As of March 31, 2012, the private equity funds and credit PE funds had approximately $0.2 billion and $6.2 billion of uncalled capital, respectively, that will become assets under management when deployed/ called.

(K)      AUM is presented mainly in reference to Fortress’s ability to generate management fees. Note 2 to our consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 3 provides further information regarding Fortress’s investments in the funds, including gains and losses thereon. The percentage of capital invested by Fortress across different funds varies.

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

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2012 redemption notice date is July 5, 2012 for redemptions to be paid in the first quarter of 2013.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2012 return of capital request notice date is October 3, 2012 for capital to be returned after January 1, 2013. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund in 2008, 2009, 2010 (onshore only) and 2011 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2012 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date (C)	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2012	$632,264	$62,754	$569,504		$—	$—	$—
2011	2,382,209	2,269,719	29,101		785,831	140,795	682,604
2010	1,231,169	1,218,557	—		722,323	363,958	455,176
2009	1,968,260	1,985,307	—		1,436,187	1,123,814	566,949
Prior			—	(A)			243,419	(A)
			$598,605	(B)			$1,948,148	(B)

(A)      Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)        For liquid hedge funds, reflects $0.6 billion to be paid primarily within one quarter. For credit hedge funds, reflects $1.9 billion in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM		Returns (B)
	Inception			March 31,		Inception to
Name of Fund	Date	Maturity Date (A)		2012	2011	March 31, 2012
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A)	$—	$—	25.7%
Fund II	Jul-02	Feb-13		—	—	35.6%
Fund III	Sep-04	Jan-15		1,288	1,311	0.8%
Fund III Coinvestment	Nov-04	Jan-15		127	98	0.5%
Fund IV	Mar-06	Jan-17		2,592	2,689	(2.4)%
Fund IV Coinvestment	Apr-06	Jan-17		607	641	(2.8)%
Fund V	May-07	Feb-18		2,708	2,464	(4.3)%
Fund V Coinvestment	Jul-07	Feb-18		570	557	(13.2)%
GAGACQ Coinvestment Fund	Sep-04	Permanent		—	—	17.7%
FRID	Mar-05	Apr-15		458	457	(7.7)%
FRIC	Mar-06	May-16		113	169	(10.4)%
FICO	Aug-06	Jan-17		—	24	(100.0)%
FHIF	Dec-06	Jan-17		1,067	1,041	8.2%
FECI	Jun-07	Feb-18		446	448	(3.4)%
WWTAI	Jul-11	Jun-24		10	—	(C)

						Returns (B)
							Three Months Ended
						Inception	March 31,
						to Date (D)	2012	2011
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Jun-11	—	117	(6.1)%	N/A	2.7%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,294	1,181	N/A	N/A	N/A
Eurocastle Investment Limited (E)	Oct-03		Permanent	1,916	2,047	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02		Redeemable	398	422	8.1%	5.8%	1.7%
Fortress Macro Funds	May-09		Redeemable	1,733	2,458	5.5%	6.2%	1.9%
Fortress Macro MA1	Nov-11		Redeemable	54	—	(C)	(C)	N/A
Fortress Commodities Funds	Jan-08		Redeemable	384	854	(0.5)%	(8.7)%	3.0%
Fortress Commodities Fund MA1 Ltd	Nov-09		Redeemable	89	106	(5.0)%	(6.6)%	2.8%
Fortress Partners Fund LP	Jul-06		Redeemable	666	788	1.9%	3.1%	3.3%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	663	701	1.9%	2.4%	3.2%
Fortress Asia Macro Funds	Mar-11		Redeemable	211	23	8.6%	5.8%	(C)

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02		PE style redemption	4,040	4,398	10.6%	4.2%	4.9%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02		PE style redemption	937	668	10.9%	4.8%	5.8%
Worden Fund	Jan-10		PE style redemption	183	192	11.5%	5.5%	5.1%
Worden Fund II	Aug-10		PE style redemption	18	15	10.5%	4.5%	(C)
Value Recovery Funds and related assets		(G)	Non-redeemable	802	1,204	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2012	2011	March 31, 2012
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	1,225	933	27.2%
Credit Opportunities Fund II	Jul-09	Jul-22	1,122	825	16.2%
Credit Opportunities Fund III	Sep-11	Mar-24	360	—	(C)
FCO Managed Account #1	Sep-08	Oct-18	550	353	24.3%
FCO Managed Account #2	May-10	Jun-24	140	70	(C)
FCO Managed Account #3	Jun-10	Jun-22	286	157	(C)
FCO Managed Account #4	Oct-10	Oct-20	257	69	(C)
Long Dated Value Fund I	Apr-05	Apr-30	194	201	4.1%
Long Dated Value Fund II	Nov-05	Nov-30	157	195	4.0%
Long Dated Value Fund III	Feb-07	Feb-32	197	209	6.4%
LDVF Patent Fund	Nov-07	Nov-27	16	14	14.3%
Real Assets Fund	Jun-07	Jun-17	102	141	9.1%
Assets Overflow Fund	Jul-08	May-18	—	—	11.1%
Japan Opportunity Fund	Jun-09	Jun-19	889	886	17.2%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	75	—	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	18	—	(C)
Net Lease Fund I	Jan-10	Feb-20	66	19	(C)
Global Opportunities Fund	Sep-10	Sep-20	325	186	(C)
Life Settlements Fund	Dec-10	Dec-22	184	243	(C)
Life Settlements Fund MA	Dec-10	Dec-22	16	21	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-24	14	—	(C)
Real Estate Opportunities Fund	May-11	Sep-24	58	—	(C)
Subtotal - all funds			29,625	29,595
Managed accounts			723	1,028
Total - Alternative Investments			30,348	30,623
Logan Circle Partners, L.P.			16,084	12,484
Total (H)			$46,432	$43,107

(A)      For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ and Fortress Partner Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 84% of our alternative investment AUM as of March 31, 2012.

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2011 ROE is not meaningful because Newcastle had minimal average book equity.

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

(H)       In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Private Equity Fund I, Fund II and GAGACQ Coinvestment Fund had zero AUM as of March 31, 2012 and 2011, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Three Months Ended March 31,		Variance
	2012	2011	$
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$106,295	$118,868	$(12,573)
Management fees: non-affiliates	11,389	14,401	(3,012)
Incentive income: affiliates	8,802	15,076	(6,274)
Incentive income: non-affiliates	307	978	(671)
Expense reimbursements from affiliates	43,602	44,342	(740)
Other revenues	1,263	3,152	(1,889)
	171,658	196,817	(25,159)
Expenses
Interest expense	4,367	4,660	(293)
Compensation and benefits	183,379	215,435	(32,056)
Principals agreement compensation (expired in 2011)	—	234,759	(234,759)
General, administrative and other expense (including depreciation and amortization)	33,144	43,262	(10,118)
	220,890	498,116	(277,226)

Other Income (Loss)
Gains (losses)	24,622	(4,763)	29,385
Tax receivable agreement liability adjustment	(6,935)	(116)	(6,819)
Earnings (losses) from equity method investees	35,240	72,403	(37,163)
	52,927	67,524	(14,597)
Income (Loss) Before Income Taxes	3,695	(233,775)	237,470
Income tax benefit (expense)	(27,842)	(21,419)	(6,423)
Net Income (Loss)	$(24,147)	$(255,194)	$231,047
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,393	$(151,762)	$157,155
Net Income (Loss) Attributable to Class A Shareholders	$(29,540)	$(103,432)	$73,892

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
Three Months Ended	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle Partners L.P.	Total
March 31, 2012	$9,658	$3,196	$5,178	$5,984	$6,255	$14,804	$45,075
March 31, 2011	$10,970	$3,133	$6,329	$6,659	$4,674	$12,096	$43,861

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 909 employees as of March 31, 2011 to 952 employees as of March 31, 2012.

Revenues

Three months ended March 31

Total revenues were $171.7 million for the three months ended March 31, 2012, a net decrease of $25.1 million, compared to $196.8 million for the three months ended March 31, 2011. The decrease in revenues was attributable to (i) decreases of $12.6 million and $3.0 million in management fees from affiliates and non-affiliates, respectively, (ii) decreases of $6.3 million and $0.7 million in incentive income from affiliates and non-affiliates, respectively, (iii) a decrease of $0.7 million in expense reimbursements from affiliates, and (iv) a decrease of $1.9 million in other revenues.

The decreases in management fees from affiliates and non-affiliates were primarily attributable to decreases of $1.3 billion, $1.2 billion and $0.7 billion in average fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds and credit hedge funds, respectively.  These decreases were partially offset by increases of $0.1 billion, $1.6 billion and $2.7 billion in average fee paying AUM in our Castles, credit PE Funds and Logan Circle, respectively.  Management fees from affiliates and non-affiliates decreased despite a net increase of $1.2 billion in average fee paying AUM due to a lower average management fee percentage earned by Logan Circle, as well as a decrease of $7.0 million due to Newcastle options granted to Fortress during the three months ended March 31, 2011, with no corresponding amount in 2012.

The decrease in incentive income from affiliates of $6.3 million was primarily due to a decrease in incentive income recognized from certain of our liquid hedge funds primarily due to lower performance and a decrease in the average capital eligible for incentive income, and decreases in incentive income recognized from certain of our private equity funds and our credit PE funds, which are recognized as repayment contingencies are resolved.  The decrease in incentive income from non-affiliates of $0.7 million was primarily attributable to a reduction in incentive income generated by managed accounts related to our liquid hedge funds as a result of a decrease in average capital eligible for incentive income.

The $0.7 million decrease in expense reimbursements from affiliates was primarily attributable to a decrease in operating expenses eligible for reimbursement from our funds for the three months ended March 31, 2012 as compared to the prior comparative period.  The $1.9 million decrease in other revenues was primarily related to a decrease in dividend income and other investment returns.

Expenses

Three months ended March 31

Expenses were $220.9 million for the three months ended March 31, 2012, a decrease of $277.2 million, compared to $498.1 million for the three months ended March 31, 2011. The decrease was primarily attributable to (i) a decrease of $0.3 million in interest expense, (ii) a decrease of $32.1 million in compensation and benefits, (iii) a decrease of $234.8 million in principals agreement compensation, and (iv) a decrease of $10.1 million in general, administrative and other expenses.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.  The decrease in general, administrative and other expenses was primarily due to (i) a decrease in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls, (ii) a net decrease in legal and consulting fees, (iii) a net decrease in rent expense, and (iv) a net decrease in other general and administrative expenses.

Total compensation and benefits decreased primarily due to a $28.1 million net decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds and credit PE funds, a $3.3 million net decrease in equity-based compensation, and a $1.6 million decrease in discretionary bonuses.  These net decreases were partially offset by a $1.0 million increase in other payroll, taxes and benefits.  The $28.1 million decrease in profit-sharing expenses related to the decreases in revenue discussed above. The $3.3 million decrease in equity-based compensation was primarily due to (i) a $7.2 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, and (ii) a $1.1 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011, offset by a (iii) $5.0 million increase related to the departure of our former CEO during the three months ended March 31, 2012. The increases in payroll, taxes and benefits were primarily due to an increase in our employee headcount for the three months ended March 31, 2012 as compared to the prior comparative period.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2012 of $184 million with a weighted average recognition period of 1.32 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees’ roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds’ investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 7 to our consolidated financial statements contained herein.  We note the following with respect to profit- sharing expense:

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

Other Income (Loss)

Three months ended March 31

Other Income (Loss) was $52.9 million for the three months ended March 31, 2012, a net decrease of $14.6 million, compared to $67.5 million for the three months ended March 31, 2011. The change was primarily due to lower performance resulting in a decrease in earnings from equity method investees with respect to our investments in our private equity funds and credit hedge funds for the three months ended March 31, 2012 relative to the prior comparative period.  These decreases were partially offset by an increase in net unrealized gains primarily related to our direct investment in GAGFAH and our investment in Newcastle.

During the three months ended March 31, 2012 and 2011, we recorded other income (loss) of ($6.9) million and ($0.1) million, respectively, arising from an increase in the tax receivable agreement liability.

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

For the three months ended March 31, 2012 and 2011, Fortress recognized income tax expense (benefit) of $27.8 million and $21.4 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Three months ended March 31, 2012 vs. 2011
Change in pre-tax income applicable to Class A Shareholders (A)	$(3,993)
Change in foreign and state income taxes	(2,807)
Change in mix of business (B)	4,083
Change in deferred tax asset-impact of equity compensation vesting (C)	10,896
Formation of broker-dealer subsidiary	(11)
Change in deferred tax asset valuation allowance and related adjustments	(1,752)
Other	7

Total change (D)	$6,423

(A)      Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)        From the first quarter of 2011 to the first quarter of 2012, a greater proportion of our total income was subject to corporate tax. In 2011, we generated more unrealized gains in certain of our private equity, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

(C)        This factor changes based on the amount of equity-based compensation delivered in a given year.

(D)       Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Three Months Ended March 31

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($151.8) million to $5.4 million, an increase of $157.2 million, primarily attributable to (i) an increase of $158.1 million resulting from a $248.0 million increase in Fortress Operating Group consolidated net income during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, (ii) a decrease of $0.1 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) a decrease of $0.8 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle, and (vii) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment revenues
Management Fees	$29,658	$35,289	$(5,631)
Incentive Income	4,695	1,329	3,366
Segment revenues — total	$34,353	$36,618	$(2,265)
Pre-tax distributable earnings	$22,294	$22,025	$269

Three months ended March 31

Pre-tax distributable earnings increased by $0.3 million primarily due to:

Revenues

Management fees were $29.7 million for the three months ended March 31, 2012, a net decrease of $5.6 million, compared to $35.3 million for the three months ended March 31, 2011.  Management fees decreased $5.6 million as a result of (i) a decrease of $5.8 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods in 2011, (ii) a net decrease of $0.2 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods, which impacted the computation of management fees for the three months ended March 31, 2012, and (iii) a decrease of $0.6 million in management fees primarily from Fund II and Mortgage Opportunities Fund III, which are no longer subject to management fees.  These decreases were partially offset by an increase of $1.0 million in Fund IV, Fund IV Coinvestment and FHIF management fees primarily due to a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the three months ended March 31, 2012.

Incentive income was $4.7 million for the three months ended March 31, 2012, a net increase of $3.4 million, compared to $1.3 million of incentive income recognized for the three months ended March 31, 2011.  Incentive income increased by $3.4 million primarily as a result of a reversal of previously recognized reserves for the potential clawback of incentive income for Fund II.

Expenses

Expenses were $12.1 million for the three months ended March 31, 2012, a net decrease of $2.5 million, compared to $14.6 million for the three months ended March 31, 2011. The net decrease of $2.5 million in operating expenses was primarily attributable to a net decrease of $5.3 million in general and administrative and corporate allocable expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds recognized in 2011. This decrease in expenses was partially offset by a net increase of $2.8 million in compensation and benefits, which includes an increase of $1.2 million in profit sharing compensation expense (primarily related to the clawback reserve reversal mentioned above).

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment revenues
Management Fees	$14,576	$12,149	$2,427
Incentive Income	—	—	—
Segment revenues — total	$14,576	$12,149	$2,427
Pre-tax distributable earnings	$6,811	$4,951	$1,860

Three months ended March 31

Pre-tax distributable earnings increased by $1.9 million primarily due to:

Revenues

Management fees were $14.6 million for the three months ended March 31, 2012, an increase of $2.4 million, compared to $12.1 million for the three months ended March 31, 2011. Management fees increased $2.4 million as a result of (i) a $1.6 million net increase in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012, and (ii) a $0.8 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011.

Expenses

Expenses were $7.8 million for the three months ended March 31, 2012, a net increase of $0.6 million, compared to $7.2 million for the three months ended March 31, 2011.  The net increase of $0.6 million in expenses was primarily attributable to (i) a $1.9 million net increase in compensation and benefits and (ii) $0.5 million of accruals for Principal Performance Payments.  These increases to expenses were partially offset by a $1.8 million net decrease in general and administrative and corporate allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment revenues
Management Fees	$20,167	$26,941	$(6,774)
Incentive Income	6,292	21,728	(15,436)
Segment revenues - total	$26,459	$48,669	$(22,210)
Pre-tax distributable earnings	$4,291	$14,953	$(10,662)

Three months ended March 31

Pre-tax distributable earnings decreased by $10.7 million primarily due to:

Revenues

Management fees were $20.2 million for the three months ended March 31, 2012, a net decrease of $6.8 million, compared to $26.9 million for the three months ended March 31, 2011. Management fees decreased $6.8 million primarily due to net decreases of $4.1 million, $2.6 million, and $0.7 million in management fees from the Fortress Macro Funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.  These decreases were partially offset by a $0.8 million increase in management fees from the Fortress Asia Macro Fund, which launched in March 2011.

Incentive income, which is determined on a fund-by-fund basis, was $6.3 million for the three months ended March 31, 2012, a net decrease of $15.4 million, compared to $21.7 million for the three months ended March 31, 2011.  Incentive income decreased $15.4 million primarily due to net decreases of $9.5 million, $0.5 million and $0.3 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), Drawbridge Global Macro Funds and Fortress Partners Funds, respectively.  These decreases were a result of nearly all capital eligible for incentive income beginning the year below its respective high water mark and a portion of this capital remaining below its high water mark, despite positive performance for the three months ended March 31, 2012.  Incentive income generated by the Fortress Commodities Funds (including related managed accounts) decreased $7.5 million as negative performance kept all capital eligible for incentive income below its respective high water mark.  These decreases were partially offset by an increase of $2.4 million in the incentive income generated by the Fortress Asia Macro Fund, which launched in March 2011.

Expenses

Expenses were $22.2 million for the three months ended March 31, 2012, a net decrease of $11.5 million, compared to $33.7 million for the three months ended March 31, 2011. The decrease of $11.5 million in expenses was primarily attributable to a net decrease in compensation and benefits, primarily related to profit sharing compensation expense, partially offset by $0.5 million of accruals for Principal Performance Payments.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment revenues
Management Fees	$25,630	$30,859	$(5,229)
Incentive Income	30,242	37,903	(7,661)
Segment revenues — total	$55,872	$68,762	$(12,890)
Pre-tax distributable earnings	$23,226	$18,528	$4,698

Three months ended March 31

Pre-tax distributable earnings increased by $4.7 million primarily due to:

Revenues

Management fees were $25.6 million for the three months ended March 31, 2012, a net decrease of $5.2 million, compared to $30.9 million for the three months ended March 31, 2011. Management fees decreased $5.2 million primarily due to (i) a $3.7 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $1.0 million decrease in management fees from the Value Recovery Funds and related assets due to investment distributions, and (iii) a $0.4 million net decrease in management fees from the Drawbridge Special Opportunities Funds primarily as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $30.2 million for the three months ended March 31, 2012, a net decrease of $7.7 million, compared to $37.9 million for the three months ended March 31, 2011.  Incentive income decreased $7.7 million primarily due to (i) a net decrease of $6.1 million in incentive income generated by the Drawbridge Special Opportunities Fund due to lower performance as compared to the prior comparative period and (ii) a $1.5 million decrease in incentive income from other investments.

Expenses

Expenses were $32.6 million for the three months ended March 31, 2012, a net decrease of $17.6 million, compared to $50.3 million for the three months ended March, 2011. The decrease of $17.6 million in expenses was primarily attributable to (i) a net decrease of $16.8 in allocable expenses primarily as a result of a change in expense allocation methodology, (ii) a net decrease of $2.0 million in compensation and benefits primarily related to profit sharing compensation expense, and (iii) a net decrease of $1.7 million in general and administrative expenses primarily related to the advisory agreement which concluded in the third quarter of 2011.  These decreases in expenses were partially offset by $2.9 million of accruals for Principal Performance Payments.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment Revenues
Management Fees	$21,878	$16,021	$5,857
Incentive Income	11,234	57,359	(46,125)
Segment revenues - total	$33,112	$73,380	$(40,268)
Pre-tax distributable earnings	$2,675	$38,191	$(35,516)

Three months ended March 31

Pre-tax distributable earnings decreased by $35.5 million primarily due to:

Revenues

Management fees were $21.9 million for the three months ended March 31, 2012, a net increase of $5.9 million, compared to $16.0 million for the three months ended March 31, 2011. Management fees increased by $5.9 million primarily due to (i) a $6.2 million net increase in management fees attributable to net capital calls or commitments made after 2010, most notably in  the Credit Opportunities Funds, Japan Opportunity Funds and a third party account we manage.  These increases in management fees were partially offset by a $0.3 million net decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Real Assets Funds.

Incentive income was $11.2 million for the three months ended March 31, 2012, a net decrease of $46.1 million, compared to $57.4 million for the three months ended March 31, 2011.  Incentive income decreased $46.1 million primarily due to a decrease in incentive income generated by the Credit Opportunities Funds, Japan Opportunities Fund and a third party account we manage for the three months ended March 31, 2012 as compared to the prior comparative period.

Expenses

Expenses were $30.4 million for the three months ended March 31, 2012, a net decrease of $4.8 million, compared to $35.2 million for the three months ended March 31, 2011. The decrease of $4.8 million in operating expenses was primarily attributable to (i) a net decrease of $19.4 million in compensation and benefits expense, primarily related to profit sharing compensation expense and (ii) a net decrease of $1.4 million in general and administrative expenses.  These decreases were partially offset by a net increase of $16.0 million in allocable expenses primarily related to a change in expense allocation methodology.

Logan Circle

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Segment Revenues
Management Fees	$5,650	$4,863	$787
Incentive Income	—	—	—
Segment revenues - total	$5,650	$4,863	$787
Pre-tax distributable earnings (loss)	$(2,518)	$(4,829)	$2,311

Three months ended March 31

Pre-tax distributable loss decreased by $2.3 million primarily due to:

Revenues

Management fees were $5.7 million for the three months ended March 31, 2012, a net increase of $0.8 million, compared to $4.9 million for the three months ended March 31, 2011.  Management fees increased $0.8 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $8.2 million for the three months ended March 31, 2012, a net decrease of $1.5 million, compared to $9.7 million for the three months ended March 31, 2011. The decrease of $1.5 million in operating expenses was primarily attributable to (i) a net decrease of $0.5 million in compensation and benefits expense, (ii) a net decrease of $0.5 million in general and administrative expenses primarily as a result of a decrease in professional fees and (iii) a net decrease of $0.5 million in corporate allocable expenses as a result of a decrease in overall corporate expenses and a decrease in average headcount within Logan Circle.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$
Pre-tax distributable earnings (loss)	$904	$7,387	$(6,483)

Three months ended March 31

Pre-tax distributable earnings decreased by $6.5 million primarily due to:

•      a $6.6 million decrease in net investment income from realizations and the performance of our investments in our funds. The $6.6 million net decrease in investment income was due to a net decrease of $5.2 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $1.4 million attributable to our investments in our hedge funds for the three months  ended March 31, 2012 as compared to the prior comparative period;

•      a $0.3 million increase in net investment income due to a net decrease in interest expense primarily due to (i) a decrease of $0.1 million in the amortization of financing costs and (ii) a decrease of $0.2 million primarily due to a decrease in average debt during the three months ended March 31, 2012 as compared to the prior comparable period;

•      a $0.6 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•      a $0.6 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2012:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$59	$—	$59	$ N/A
Fund II	1,299	—	1,299	N/A
Fund III and Fund III Coinvestment	9,633	4,846	4,787	N/A
Fund IV and Fund IV Coinvestment	114,456	79,575	34,881	N/A
Fund V and Fund V Coinvestment	140,083	74,044	66,039	N/A
Long Dated Value Funds	19,777	14,041	5,736	N/A
Real Assets Funds	23,867	13,358	10,509	N/A
Credit Opportunities Funds	59,464	40,750	18,726	(12)
Mortgage Opportunities Funds	3,903	—	3,903	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	9,498	7,963	1,569	(34)
WWTAI	893	930	N/A	(37)
Real Estate Opportunities Funds	290	285	5	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	8,068	2,880	5,188	N/A
Brookdale (NYSE: BKD)	24,876	8,136	16,740	N/A
Private investment #1	240,799	207,357	33,442	N/A
Private investment #2	101,799	44,278	57,521	N/A
Castles
Eurocastle (EURONEXT: ECT)	148	78	70	N/A
Newcastle (NYSE: NCT)	6,442	667	5,775	N/A
Other
Hedge fund side pocket investments	106,250	84,134	22,924	(808)
Direct investments	122,372	68,278	54,190	(96)
Total	$993,976	$651,600	$343,363	$(987)

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

The unallocated amounts are immaterial.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2012, the receipt of approximately $132.3 million of management fees had been deferred, of which $12.1 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $55.5 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, we now expect to receive payment at a later date than we had previously anticipated. If these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $248.6 million at March 31, 2012, our available draws under our credit facility of $56.7 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Adjusted EBITDA, as defined in our credit agreement) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

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

As of March 31, 2012, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2012 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,581
FECI	1,551
WWTAI	6,570
Credit PE Funds
Credit Opportunities Fund	8,980
Credit Opportunities Fund II	2,650
Credit Opportunities Fund III	18,968
FCO Managed Accounts	33,266
Long Dated Value Fund I	460
Long Dated Value Fund II	1,685
Long Dated Value Fund III	161
LDVF Patent Fund	28
Real Assets Fund	21,139
Assets Overflow Fund	200
Japan Opportunity Fund	2,851
Japan Opportunity Fund II	6,937
Net Lease Fund I	228
Global Opportunities Fund	2,566
Life Settlements Fund	85
Life Settlements Fund MA	56
Real Estate Opportunities Fund	534
Real Estate Opportunities REOC Fund	181
Karols Development Co	2,101
Other	610
Total	$131,969

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

April 1 to December 31, 2012	$16,681
2013	21,827
2014	20,921
2015	19,350
2016	17,573
2017	2,036
Thereafter	215
Total	$98,603

Debt Obligations

As of March 31, 2012, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				March 31, 2012
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	March 31, 2012	December 31, 2011	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	—	—
Term loan	252,500	261,250	Oct 2015	6.19%	2.72
Total	$252,500	$261,250		6.19%	2.72

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

(3)         Approximately $56.7 million was undrawn on the revolving debt facility as of March 31, 2012. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

Assuming no Free Cash Flow—based required repayments, of which approximately $54.5 million were made in April 2012, our outstanding debt matures as follows as of March 31, 2012 (in thousands).

April 1 - December 31, 2012	$26,250	(A)
2013	35,000
2014	35,000
2015	156,250
Total	$252,500

(A)      In addition, a mandatory free cash flow-based payment of approximately $54.5 million was made in April 2012. This will reduce the payment due at maturity in 2015.

The term loan is subject to future mandatory repayments of 50% of free cash flow of each calendar year, up to a limit, as defined in the 2010 Credit Agreement, for each of the years 2011 through 2014, which are required to be made in April of each subsequent year (2012 through 2015). These payments are limited in that they may not both reduce the balance of the term loan below $150 million and cause the Consolidated Leverage Ratio for such year to decline below 0.5 to 1 on a pro forma basis.

During the three months ended March 31, 2012, the average face amount of our outstanding debt was approximately $261.1 million and the highest face amount outstanding at one time during this period was $261.3 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of March 31, 2012, the outstanding balance was approximately $309.4 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of March 31, 2012. In addition, Fortress Operating Group must not:

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

The following table sets forth the financial covenant requirements as of March 31, 2012.

	March 31, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,660	(A)
Consolidated Leverage Ratio	< 2.75	1.04	(B)
Minimum Investment Assets Ratio	> 2.00	4.88	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.08	(B)

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

March 31, 2012
Outstanding debt (D)	$253.4
Plus: Outstanding letters of credit	3.3
Less: Cash (up to $50 million)	(50.0)
Net debt	$206.7

Twelve Months Ended
March 31, 2012
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(857.6)
Depreciation and amortization, interest expense and income taxes	64.6
Extraordinary or non-recurring gains and losses	—
Incentive Income Adjustment	(17.6)
Other Income Adjustment	(36.8)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	1,045.4
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$198.0
Permitted tax distributions	$53.8
Fixed charges	$69.2

(C)        Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $0.9 million of insurance financing.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated by reference herein.

Dividends / Distributions

On May 2, 2012, we declared a first quarter cash dividend of $0.05 per Class A share. The dividend is payable on May 21, 2012 to holders of record of our Class A shares on May 16, 2012. The aggregate amount of this dividend payment is approximately $10.7 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million will be paid to holders of restricted Class A share units.

On February 28, 2012, we declared a fourth quarter 2011 cash dividend of $0.05 per Class A share. The dividend was payable on March 15, 2012 to holders of record of our Class A shares on March 12, 2012. The aggregate amount of this dividend payment was $9.6 million. In connection with this dividend, dividend equivalent payments of approximately $0.7 million were paid to holders of restricted Class A share units.

During the three months ended March 31, 2012, in addition to the distributions described above, Fortress Operating Group declared distributions of $14.4 million to the principals and a senior employee.  A pro rata distribution was also made to FIG Corp.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was ($103.2) million and ($59.7) million during the three months ended March 31, 2012 and 2011, respectively.

Operating Activities — Comparative

Cash received for management fees decreased by $18.7 million from $136.3 million in 2011 to $117.6 million in 2012. Management fees are based on average AUM, which, based on a simple quarterly average, increased from 2011 to 2012 (private equity funds decreased by ($1.3) billion, Castles increased by $0.1 billion, liquid hedge funds decreased by ($1.2) billion, credit hedge funds decreased by ($0.7) billion, credit PE funds increased by $1.6 billion, and Logan Circle increased by $2.7 billion) as a result of capital raising, including new fund formation, capital acquisitions, and returns, offset by redemptions, capital distributions and losses. However, approximately $132.3 million of management fees were past due at March 31, 2012, as opposed to $85.4 million at March 31, 2011.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and managed accounts or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $62.6 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2012.

Cash paid for compensation decreased by $18.7 million from the three months ended March 31, 2011 compared to March 31, 2012. Bonuses and profit sharing payments are generally paid in February of the year following the year in which they are earned, so this change is primarily related to a decrease in bonuses and profit-sharing earned in 2011 compared to 2010.

Cash paid for interest decreased approximately ($0.2) million primarily due to a lower average debt balance of $261.1 million in 2012 compared to $277.5 million in 2011. The weighted average interest rate remained flat at 5.75% in 2012 and 2011.

In addition, Fortress made a payment of $13.6 million under the tax receivable agreement during the first quarter of 2011, with no payment being made during the first quarter of 2012.

Investing Activities

Our net cash flow provided by (used in) investing activities was $98.6 million and $115.2 million during the three months ended March 31, 2012 and 2011, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($6.9) million and ($33.8) million during the three months ended March 31, 2012 and 2011, respectively, (ii) distributions of capital from equity method investees of $109.0 million and $151.6 million during the three months ended March 31, 2012 and 2011, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($3.6) million and ($2.6) million during the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($79.9) million and ($46.7) million during the three months ended March 31, 2012 and 2011, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($39.3) million and ($39.4) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($21.6) million and ($16.0) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.02 million and $11.3 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $10.3 million in 2012, and (v) our net borrowing and repayment activity.

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

With respect to valuation information provided by independent valuation agents, or pricing services, Fortress performs procedures to verify that such information is reasonable and determined in accordance with GAAP, and that the information is properly classified in the valuation hierarchy. Depending on the circumstances, these procedures generally include the following: (i) using established procedures to assess and approve agents, and their valuation methodologies, prior to their selection, (ii) obtaining a report from an independent auditing firm regarding the reliability of the internal controls of the agent (formerly known as a “SAS 70 review”), if available, (iii) performing due diligence on the agent’s processes and controls, including developing an understanding of the agent’s methodologies, (iv) obtaining broker quotations and/or performing an internal valuation in order to gauge the reasonableness of the information provided by the agent, (v) challenging the information provided, as appropriate, and (vi) performing back-testing of valuation information against actual prices received in transactions.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2012. As of March 31, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	7%	5%	54%	92%	0%	3%	4%
2. Other observable market parameters	12%	22%	20%	8%	0%	0%	7%
3. Significant unobservable market parameters (A)	81%	73%	26%	0%	100%	97%	89%
Total	100%	100%	100%	100%	100%	100%	100%

(A)      A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 59% of our credit hedge funds’ and credit PE funds, respectively, level 3 valuations were based on such sources.

(B)        The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of March 31, 2012, $10.7 billion of investments in our private equity funds, $1.6 billion of investments in our liquid hedge funds, $8.0 billion of investments in our credit hedge funds, and $6.5 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2012, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.1 million or	$1.7 million	$15.3 million	$0.9 million or
	(6.8 million) (A)			($2.8 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$54.9 million	$9.6 million	$2.2 million	$10.0 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)      Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2012, $3.8 billion of such portfolio companies valued at level 3  were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2012 is the current reset date.

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

2007	$74.9
2008	$48.0
2009	$24.8
2010	$77.6
2011: Estimated	$45.3
2012 - 2015: Average Required	$64.5
2016 - 2021: Average Required	$81.2

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

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Fortress on January 1, 2012. This guidance did not have a material direct impact on Fortress’s financial position, results of operations or liquidity.

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

See Note 9 to Part I, Item 1 “Financial Statements — Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of March 31, 2012, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations increased from $911.8 million as of December 31, 2011 to $922.9 million as of March 31, 2012.

Our operating lease agreement obligations decreased from $103.6 million at December 31, 2011 to $98.6 million at March 31, 2012.

Our debt obligations payable decreased from $294.5 million as of December 31, 2011 to $281.9 million as of March 31, 2012, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of March 31, 2012, which we refer to as intrinsic clawback, was $94.9 million as compared to $102.8 million at December 31, 2011.

Our estimated liability under the tax receivable agreement increased from $279.0 million at December 31, 2011 to $286.0 million at March 31, 2012.

Our outstanding capital commitments, including our commitments to our funds, have increased from $101.3 million as of December 31, 2011 to $132.0 million as of March 31, 2012.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $200,000 per annum per principal, as all payments are performance based. Payments under these agreements may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of March 31, 2012 (in thousands):

Assets
Investments	$1,090,833

Liabilities
Debt obligations payable	$252,500

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2012, approximately 40% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

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

•                              For Castles, management fees are not calculated based on NAV but instead a fee is charged based on their contributed capital.

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

•                              Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2012 would increase or decrease future incentive income by $215.7 million or ($112.5) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•                              Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on March 31, 2012 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income (none of which has been recorded to date) is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2012 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$6.0	$ N/A	(E)	$64.7	$6.0	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	7.9	N/A	(G)	16.2	7.9	41.7		5.7
Credit
Hedge Funds	10.4	N/A	(G)	2.2	10.4	56.7		2.1
PE Funds	1.0	N/A	(E)	11.5	1.0	N/A	(E)	N/A
Total	$25.3	$—		$94.6	$25.3	$98.4		$7.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(8.6)	$ N/A	(E)	$(64.7)	$(8.6)	$ N/A	(E)(F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(7.9)	N/A	(G)	(16.2)	(7.9)	(6.2)		(5.7)
Credit
Hedge Funds	(10.4)	N/A	(G)	(2.2)	(10.4)	(29.7)		(2.1)
PE Funds	(2.9)	N/A	(E)	(11.5)	(2.9)	N/A	(E)(F)	N/A	(F)
Total	$(29.8)	$—		$(94.6)	$(29.8)	$(35.9)		$(7.8)

(A)                 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                   Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.2 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                   The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $4.8 million.

(D)                  Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $3.0 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2012, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of March 31, 2012, we had a $0.1 million investment in Eurocastle and a $48.2 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $26.2 million investment in Karols Development Co. and $6.2 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2012, we estimate the gains and losses for the three months ended March 31, 2012 in relation to the value of the investments would increase by approximately $10.0 million or decrease by approximately $9.6 million. In addition, we held $23.1 million of foreign-denominated cash as of March 31, 2012.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance, financial advisory or senior living industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity.  For example, in April 2010 we acquired Logan Circle Partners, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses.  If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

The investment performance of our flagship liquid hedge fund is down approximately 6.1% as of April 27, 2012 from the date on which such fund last earned incentive income.

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

Under our credit agreement, we have a $60 million revolving credit facility (including a $25 million letter of credit subfacility) and a $252.5 million term loan facility.  As of March 31, 2012, we had a $252.5 million term loan outstanding and nothing outstanding under our revolving credit facility ($3.3 million of letters of credit were outstanding under the letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2012, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $132.3 million, of which $12.1 million has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $55.5 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.6 billion during the period ended March 31, 2012 and $0.2 billion during the period ended March 31, 2011, and our credit hedge funds received no return of capital requests from fee-paying investors during the period ended March 31, 2012 or during the period ended March 31, 2011. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of March 31, 2012, the cumulative clawback obligation to investors in these funds would be approximately $62.5 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Investors in our private equity and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of March 31, 2012, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009.  Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.6 billion during the period ended March 31, 2012 and $0.2 billion during the period ended March 31, 2011. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. There were no return of capital requests from fee-paying investors for the credit hedge funds for the period ended March 31, 2012 or for the period ended March 31, 2011. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2012, we had 513,773,991 outstanding Class A shares on a fully diluted basis, including 61,034,973 resulting from vested equity compensation granted pursuant to our equity incentive plan, 29,675,009 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 634,062 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 71,741,856 Class A shares that remain available for future grant under our equity incentive plan. Approximately 8.7 million, 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2012, 2011 and 2010, respectively, and became eligible for resale by the holders, and a similar amount will vest on January 1, 2013. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

Item 4. Mine Safety Disclosures

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

10.14

Separation Agreement and General Release dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (File No. 001-33294), Exhibit 10.14).

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

10.17

Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.18

Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.19

Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.20

Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.21

Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.22

Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

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

FORTRESS INVESTMENT GROUP LLC

May 3, 2012

By:	/s/ Randal A, Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 3, 2012

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 3, 2012