Form 10-Q
period 2012-06-30
Fortress Investment Group LLC
filed 2012-08-02
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Class A Shares: 215,174,918 outstanding as of August 1, 2012.

Class B Shares: 300,273,852 outstanding as of August 1, 2012.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

·                  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

·                  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

·                  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

·                  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and cash equivalents	$184,174	$333,166
Due from affiliates	269,795	298,689
Investments	1,136,030	1,079,777
Deferred tax asset	378,100	400,196
Other assets	104,106	108,858
	$2,072,205	$2,220,686

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$148,649	$247,024
Due to affiliates	329,754	354,158
Deferred incentive income	233,811	238,658
Debt obligations payable	189,278	261,250
Other liabilities	50,782	57,204
	952,274	1,158,294

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 215,174,918 and 189,824,053 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 300,273,852 and 305,857,751 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	2,036,124	1,972,711
Retained earnings (accumulated deficit)	(1,508,751)	(1,484,120)
Accumulated other comprehensive income (loss)	(1,957)	(1,160)
Total Fortress shareholders’ equity	525,416	487,431
Principals’ and others’ interests in equity of consolidated subsidiaries	594,515	574,961
Total equity	1,119,931	1,062,392
	$2,072,205	$2,220,686

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Management fees: affiliates	$117,834	$116,048	$224,129	$234,916
Management fees: non-affiliates	10,383	14,375	21,772	28,776
Incentive income: affiliates	24,216	14,531	33,018	29,607
Incentive income: non-affiliates	469	7	776	985
Expense reimbursements from affiliates	45,079	43,645	88,681	87,987
Other revenues (affiliate portion disclosed in Note 6)	1,067	1,210	2,330	4,362
	199,048	189,816	370,706	386,633
Expenses
Interest expense	4,135	4,640	8,502	9,300
Compensation and benefits	172,467	161,398	355,846	376,833
Principals agreement compensation (expired in 2011)	—	237,367	—	472,126
General, administrative and other	32,695	35,198	62,361	75,380
Depreciation and amortization	3,258	3,267	6,736	6,347
	212,555	441,870	433,445	939,986
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	7,148	(6,759)	31,770	(11,522)
Tax receivable agreement liability adjustment	—	—	(6,935)	(116)
Earnings (losses) from equity method investees	23,143	18,497	58,383	90,900
	30,291	11,738	83,218	79,262
Income (Loss) Before Income Taxes	16,784	(240,316)	20,479	(474,091)
Income tax benefit (expense)	(2,528)	(5,786)	(30,370)	(27,205)
Net Income (Loss)	$14,256	$(246,102)	$(9,891)	$(501,296)

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$9,347	$(151,566)	$14,740	$(303,328)

Net Income (Loss) Attributable to Class A Shareholders	$4,909	$(94,536)	$(24,631)	$(197,968)

Dividends declared per Class A share	$0.05	$—	$0.10	$—

Earnings Per Class A share

Net income (loss) per Class A share, basic	$0.02	$(0.52)	$(0.12)	$(1.10)
Net income (loss) per Class A share, diluted	$(0.12)	$(0.56)	$(0.13)	$(1.11)
Weighted average number of Class A shares outstanding, basic	216,145,015	184,952,566	208,077,683	183,018,516
Weighted average number of Class A shares outstanding, diluted	516,418,867	490,810,317	516,111,391	490,634,345

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss) (net of tax)
Net income (loss)	$14,256	$(246,102)	$(9,891)	$(501,296)
Foreign currency translation	(135)	(136)	(1,052)	102
Comprehensive income (loss) from equity method investees	577	1,251	(91)	838
Total comprehensive income (loss)	$14,698	$(244,987)	$(11,034)	$(500,356)
Comprehensive income (loss) attributable to principals’ and others’ interests	$9,650	$(150,515)	$14,131	$(302,542)

Comprehensive income (loss) attributable to Class A shareholders	$5,048	$(94,472)	$(25,165)	$(197,814)

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	15,263	15,263
Distributions to principals’ and others’ interests in equity	—	—	(86)	—	—	(86)	(46,085)	(46,171)
Dividends declared	—	—	(20,350)	—	—	(20,350)	—	(20,350)
Dividend equivalents accrued in connection with equity-based compensation	—	—	(456)	—	—	(456)	(639)	(1,095)
Conversion of Class B shares to Class A shares	15,917,232	(15,917,232)	19,388	—	(150)	19,238	(19,238)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,173	—	—	9,173	—	9,173
Director restricted share grant	257,918	—	344	—	—	344	500	844
Capital increase related to equity-based compensation, net	9,175,715	10,333,333	44,586	—		44,586	66,323	110,909
Dilution impact of Class A share issuance	—	—	10,814	—	(113)	10,701	(10,701)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(24,631)	—	(24,631)	14,740	(9,891)
Foreign currency translation	—	—	—	—	(567)	(567)	(485)	(1,052)
Comprehensive income (loss) from equity method investees	—	—	—	—	33	33	(124)	(91)
Total comprehensive income (loss)						(25,165)	14,131	(11,034)
Equity - June 30, 2012	215,174,918	300,273,852	$2,036,124	$(1,508,751)	$(1,957)	$525,416	$594,515	$1,119,931

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(9,891)	$(501,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,736	6,347
Other amortization and accretion	1,206	756
(Earnings) losses from equity method investees	(58,383)	(90,900)
Distributions of earnings from equity method investees	21,145	14,944
(Gains) losses	(31,770)	11,522
Deferred incentive income	(31,384)	(25,399)
Deferred tax (benefit) expense	32,717	15,601
Reversal of forfeited non-cash compensation	(1,725)	—
Options received from affiliates	(13,226)	(7,021)
Tax receivable agreement liability adjustment	6,935	116
Equity-based compensation	113,022	594,195
Options in affiliates granted to employees	3,377	—
Allowance for doubtful accounts	254	4,958
Cash flows due to changes in
Due from affiliates	(45,044)	(14,601)
Other assets	3,673	25,279
Accrued compensation and benefits	(86,585)	(79,189)
Due to affiliates	(3,647)	(11,236)
Deferred incentive income	26,492	78,537
Other liabilities	(7,435)	(8,122)
Net cash provided by (used in) operating activities	(73,533)	14,491
Cash Flows From Investing Activities
Contributions to equity method investees	(36,618)	(57,776)
Distributions of capital from equity method investees	136,141	168,381
Purchase of fixed assets	(5,898)	(7,797)
Net cash provided by (used in) investing activities	93,625	102,808
Cash Flows From Financing Activities
Repayments of debt obligations	(71,972)	(5,000)
Dividend and dividend equivalents paid	(21,445)	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	37	12,856
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(75,704)	(107,893)
Net cash provided by (used in) financing activities	(169,084)	(100,037)
Net Increase (Decrease) in Cash and Cash Equivalents	(148,992)	17,262
Cash and Cash Equivalents, Beginning of Period	333,166	210,632
Cash and Cash Equivalents, End of Period	$184,174	$227,894
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$7,352	$8,025
Cash paid during the period for income taxes	$3,385	$6,657
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$15,130	$43,007
Investments of receivable amounts into Fortress Funds	$71,991	$143,397
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$—	$—

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

2)            Liquid hedge funds, which invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

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

JUNE 30, 2012

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

JUNE 30, 2012

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

JUNE 30, 2012

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Private Equity
Private Equity Funds
Management fees - affil.	$29,670	$35,821	$59,257	$71,110
Management fees - non-affil.	100	—	171	—
Incentive income - affil.	—	248	1,107	3,466

Castles
Management fees - affil.	12,534	12,420	24,683	24,035
Management fees, options - affil.	13,226	—	13,226	7,021
Management fees - non-affil.	651	1,278	3,203	1,938
Incentive income - affil.	—	—	—	—

Liquid Hedge Funds
Management fees - affil.	15,951	24,395	33,163	46,547
Management fees - non-affil.	3,243	4,586	6,198	9,375
Incentive income - affil.	811	60	873	2,060
Incentive income - non-affil.	77	7	125	985

Credit Funds
Credit Hedge Funds
Management fees - affil.	25,812	26,830	51,317	53,633
Management fees - non-affil.	130	3,514	255	7,570
Incentive income - affil.	1,026	342	1,283	2,148
Incentive income - non-affil.	130	—	130	—

Credit PE Funds
Management fees - affil.	20,641	16,582	42,483	32,570
Management fees - non-affil.	36	33	72	66
Incentive income - affil.	22,379	13,881	29,755	21,933
Incentive income - non-affil.	262	—	521	—

Logan Circle
Management fees - non-affil.	6,223	4,964	11,873	9,827

Total
Management fees - affil.	$117,834	$116,048	$224,129	$234,916
Management fees - non-affil.	$10,383	$14,375	$21,772	$28,776
Incentive income - affil. (A)	$24,216	$14,531	$33,018	$29,607
Incentive income - non-affil.	$469	$7	$776	$985

(A) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2012 and 2011. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $61.9 million and $49.3 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2012 and 2011, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2012 and 2011, Fortress recognized $29.8 million and $21.9 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2011	$823,097	$(584,439)	$238,658	$202,805
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	229,139
Distribution of private equity incentive income	26,537	N/A	26,537	(26,537)
Recognition of previously deferred incentive income	N/A	(31,384)	(31,384)	N/A
Deferred incentive income as of June 30, 2012	$849,634	$(615,823)	$233,811	$405,407

(A)      All related contingencies have been resolved.

(B)        Reflected on the balance sheet.

(C)        At June 30, 2012, the net undistributed incentive income is comprised of $497.8 million of gross undistributed incentive income, net of $92.4 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2012 at their net asset values.

(D)       From inception to June 30, 2012, Fortress has paid $356.6 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $497.8 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $211.0 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of June 30, 2012:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(808,255)	$12,385	N/A	N/A	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,015,943	(2,776,118)	88,856	1,849,031	—	N/A	16,755	331,399	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	126,915	1,412,707	—	N/A	—	287,024	43,214	9,041	5,789
Fund III (2004)	Jan-15	2,762,993	(1,307,382)	1,747,519	291,908	1,341,482	1,049,574	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(130,925)	147,379	4,656	168,715	164,059	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,445)	3,417,084	(103,032)	1,729,565	1,832,597	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	661,039	(89,006)	372,669	461,675	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(29,409)	3,573,484	(500,821)	1,377,151	1,877,972	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(137)	583,957	(406,383)	371,182	777,565	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	465,647	(248,969)	644,869	893,838	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	155,049	(156,245)	184,696	340,941	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(56,063)	(780,583)	372,586	1,153,169	—	—	—	—	—
FHIF (2006)	Jan-17	1,523,484	(63,169)	2,165,204	704,889	717,132	12,243	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(157)	840,411	(142,211)	447,411	589,622	—	—	—	—	—
								$16,755	$847,762	$126,564	$92,391	$60,938
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$33,500	$(721)	$32,117	$(662)	$1,249	$1,911	$—	$—	$—	$—	$—

Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(64,826)	$269,198	$66,699	$99,668	$32,969	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	273,147	(107,074)	216,588	50,515	80,112	29,597	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	342,643	(137,043)	280,780	75,180	—	N/A	9,150	3,452	—	—	—
LDVF Patent Fund (2007)	Nov-27	42,553	(8,921)	58,629	24,997	—	N/A	1,778	461	—	—	—
Real Assets Fund (2007)	Jun-17	358,617	(242,705)	206,811	90,899	—	N/A	11,166	3,005	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,181,553	(5,488,925)	1,555,398	1,862,770	—	N/A	141,231	224,526	83,038	—	—
SIP Managed Account (2010)	Sep-20	11,000	(18,270)	7,158	14,428	—	N/A	1,790	1,454	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	—	21,844	—	N/A	—	2,180	1,298	—	—
Japan Opportunity Fund (2009)	Jun-19	1,049,364	(494,901)	860,420	305,957	—	N/A	40,998	19,121	—	—	—
								$206,113	$254,611	$84,336	$—	$—
Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$1,865,809	$(1,033,011)	$1,282,196	$449,398	$—	$ N/A	$69,501	$18,550	$—	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	466,857	(1,314)	496,242	30,699	—	N/A	5,915	—	—	—	—
FCO Managed Account #1 (2008)	Oct-21	1,451,235	(1,191,806)	678,500	419,071	—	N/A	36,426	47,213	22,911	—	—
FCO Managed Account #2 (2010)	Jun-24	207,466	(72,140)	161,991	26,665	—	N/A	5,404	—	—	—	—
FCO Managed Account #3 (2010)	Jun-22	453,028	(200,791)	354,339	102,102	—	N/A	15,874	3,504	—	—	—
FCO Managed Account #4 (2010)	Apr-22	322,375	(80,605)	269,727	27,957	—	N/A	2,671	—	—	—	—
FCO Managed Account #5 (2012)	Sep-25	14,210	—	14,137	(73)	237	310	—	—	—	—	—
FCO Managed Account #6 (2012)	Mar-25	9,237	—	9,149	(88)	162	250	—	—	—	—	—
FCO Managed Account #7 (2012)	Mar-27	29,400	—	29,272	(128)	516	644	—	—	—	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	105,799	—	108,592	2,793	4,271	1,478	—	—	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	82,529	—	83,031	502	2,591	2,089	—	—	—	—	—
Net Lease Fund I (2010)	Feb-20	103,774	(14,289)	113,845	24,360	—	N/A	3,177	—	—	—	—
Global Opportunities Fund (2010)	Sep-20	198,620	(56,523)	149,663	7,566	10,303	2,737	—	—	—	—	—
Life Settlements Fund (2010)	Dec-22	312,490	(94,254)	202,693	(15,543)	28,721	44,264	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	25,682	(7,696)	16,589	(1,397)	2,354	3,751	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	104,702	(810)	111,475	7,583	—	N/A	626	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-24	14,408	(466)	15,150	1,208	—	N/A	106	—	—	—	—
								$139,700	$69,267	$22,911	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,714,028	$34,207	14.6%	$1,991	$206
Sidepocket investments (R)	51,552	26,379	N/A	515	—
Sidepocket investments - redeemers (S)	283,494	150,270	N/A	3,987	—
Managed accounts	659,241	—	100.0%	4,393	125

Asia Macro Funds (T)
Main fund investments	195,156	239	91.6%	2,393	665

Fortress Convex Asia Funds
Main fund Investments	25,825	175	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	114,174	43,125	0.0%	—	—
Sidepocket investments (R)	139,654	38,551	N/A	414	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$2,798,224	$—	100.0%	$49,218	$—
Sidepocket investments (R)	101,514	—	N/A	4,116	—
Sidepocket investments - redeemers (S)	247,825	80,195	N/A	3,032	—
Main fund investments (liquidating) (U)	1,718,532	115,446	93.9%	70,053	1,026

Worden Funds
Main fund investments	209,518	1,517	91.1%	3,993	—

Value Recovery Funds (V)
Managed accounts	32,598	3,246	76.1%	11	130

(A)	Vintage represents the year in which the fund was formed.
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

(J)

Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2012, Fortress held $45.7 million of such amounts on behalf of employees related to all of the private equity funds.

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

JUNE 30, 2012

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

(N)

Represents the percentage which is computed by dividing (i) the aggregate NAV of all investors who are at or above their respective incentive income thresholds, by (ii) the total incentive income eligible NAV of the fund. The amount by which the NAV of each fund investor who is not in this category is below their respective incentive income threshold may vary, and may vary significantly. This percentage represents the performance of only the main fund investments and managed accounts relative to their respective incentive income thresholds. It does not incorporate the impact of unrealized losses on sidepocket investments that can reduce the amount of incentive income earned from certain funds. See footnote (R) below.

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
(Q)

The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at June 30, 2012, as if they became realized, would not impact the amounts presented in the table.

(R)

Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2012, the undistributed incentive income from the Macro main fund would not be impacted.

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
(V)

Excludes the Value Recovery Funds which had a NAV of $503.0 million at June 30, 2012. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the six months ended June 30, 2012, Fortress formed new credit PE funds which had capital commitments as follows as of June 30, 2012:

Fortress	$44,950
Fortress’s affiliates	—
Third party investors	1,130,000
Total capital commitments	$1,174,950

Liquid Hedge Funds and Credit Hedge Funds

During the six months ended June 30, 2012, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of June 30, 2012:

Liquid
Fortress	$24,935
Fortress’s affiliates	1,692
Third party investors	25,825
Total NAV (A)	$52,452

(A)          Or other fee paying basis, as applicable.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2012	December 31, 2011
Equity method investees	$1,046,056	$1,034,721
Equity method investees, held at fair value (A)	61,965	34,530
Total equity method investments	1,108,021	1,069,251
Options in equity method investees	28,009	10,526
Total investments	$1,136,030	$1,079,777

(A) Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

Gains (losses) from investments can be summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net realized gains (losses)	$(190)	$(3,396)	$490	$(3,119)
Net realized gains (losses) from affiliate investments	(50)	86	(41)	(297)
Net unrealized gains (losses)	749	2,846	(300)	1,378
Net unrealized gains (losses) from affiliate investments	6,639	(6,295)	31,621	(9,484)
Total gains (losses)	$7,148	$(6,759)	$31,770	$(11,522)

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Mark to fair value on publicly traded investments	$6,639	$(8,178)	$31,622	$(12,317)
Mark to fair value on derivatives	749	(690)	(368)	(2,158)
Mark to fair value on Logan Circle contingent consideration	—	1,883	—	2,831
Other	(240)	226	516	122
	$7,148	$(6,759)	$31,770	$(11,522)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Private equity funds, excluding NIH	$662,477	$626,515	$14,886	$14,255	$34,705	$69,518
NIH	1,234	1,251	9	(57)	108	(100)
Publicly traded portfolio companies (A)(B)	55,004	29,682	N/A	N/A	N/A	N/A
Newcastle (B)	6,872	4,770	N/A	N/A	N/A	N/A
Eurocastle (B)	89	78	N/A	N/A	N/A	N/A
Total private equity	725,676	662,296	14,895	14,198	34,813	69,418
Liquid hedge funds	173,840	204,892	1,506	(885)	6,755	8,712
Credit hedge funds	55,767	53,831	2,490	1,783	5,346	5,031
Credit PE funds	145,253	141,186	4,251	2,715	11,087	7,220
Other	7,485	7,046	1	686	382	519
	$1,108,021	$1,069,251	$23,143	$18,497	$58,383	$90,900

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.
(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2012
	Private Equity				Credit
	NIH	Other Funds	Private Equity Portfolio Companies and Castles(A)	Liquid Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,251	$626,515	$34,530	$204,892	$53,831	$141,186	$7,046	$1,069,251
Earnings from equity method investees	108	34,705	N/A	6,755	5,346	11,087	382	58,383
Other comprehensive income from equity method investees	—	—	N/A	—	—	(678)	—	(678)
Contributions to equity method investees (C)	—	1,247	249	25,669	71,415	16,911	64	115,555
Distributions of earnings from equity method investees	—	—	N/A	(4,077)	(5,837)	(11,224)	(7)	(21,145)
Distributions of capital from equity method investees (C)	(125)	(840)	N/A	(59,399)	(68,988)	(12,018)	—	(141,370)
Total distributions from equity method investees	(125)	(840)	N/A	(63,476)	(74,825)	(23,242)	(7)	(162,515)
Mark to fair value - during period (B)	N/A	—	28,873	N/A	N/A	N/A	N/A	28,873
Translation adjustment	—	—	(1,687)	—	—	—	—	(1,687)
Dispositions	—	—	—	—	—	(11)	—	(11)
Reclassification to Due to Affiliates (D)	—	850	—	—	—	—	—	850
Investment, ending	$1,234	$662,477	$61,965	$173,840	$55,767	$145,253	$7,485	$1,108,021

Ending balance of undistributed earnings	$—	$33,286	N/A	$1,661	$4,350	$3,004	$2,195	$44,496

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

(A)           Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)            Recorded to Gains (Losses).

(C)            The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Six Months Ended
	June 30, 2012
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$36,618	$136,141
Investments of receivable amounts into Fortress Funds	71,991	—
Distributions payable out of Fortress Funds	—	(1,881)
Net funded*	6,576	6,576
Other	370	534
Per Above	$115,555	$141,370

*In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(D)       Represents a portion of the general partner liability discussed in Note 9.

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

	Private Equity Funds excluding NIH
	June 30,	December 31,
	2012	2011
Assets	$14,567,708	$13,296,783
Debt	—	(45,291)
Other liabilities	(284,528)	(263,858)
Equity	$14,283,180	$12,987,634
Fortress’s Investment	$662,477	$626,515
Ownership (A)	4.6%	4.8%

	Six Months Ended June 30,
	2012	2011
Revenues and gains (losses) on investments	$1,407,232	$1,720,329
Expenses	(92,894)	(116,072)
Net Income (Loss)	$1,314,338	$1,604,257
Fortress’s equity in net income (loss)	$34,705	$69,518

(A)      Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds (B)		Credit Hedge Funds		Credit PE Funds (C) (D)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011

Assets		$8,211,051	$9,106,509	$8,654,158	$7,955,168	$7,949,091
Debt		—	(3,239,516)	(2,910,711)	(31,792)	(57,602)
Other liabilities		(3,134,491)	(276,565)	(291,850)	(299,336)	(410,125)
Non-controlling interest		—	(4,517)	(9,794)	(11,827)	(9,182)
Equity	$4,404,364	$5,076,560	$5,585,911	$5,441,803	$7,612,213	$7,472,182
Fortress’s Investment	$173,840	$204,892	$55,767	$53,831	$145,253	$141,186
Ownership (A)	3.9%	4.0%	1.0%	1.0%	1.9%	1.9%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Revenues and gains (losses) on investments		$(12,545)	$584,805	$527,802	$816,013	$494,766
Expenses		(90,942)	(112,952)	(120,515)	(126,874)	(93,326)
Net Income (Loss)	$145,577	$(103,487)	$471,853	$407,287	$689,139	$401,440
Fortress’s equity in net income (loss)	$6,755	$8,712	$5,346	$5,031	$11,087	$7,220

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.
(B)

In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the six months ended March 31, 2012, the liquid hedge funds recorded $95.9 million of revenues and gains (losses) on investments, $71.2 million of expenses, and $24.6 million of net income (loss).

(C)

Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended March 31, 2012 and 2011, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(D)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the six months ended June 30, 2012 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of June 30, 2012 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the six months ended June 30, 2012:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	$214,892	$79,120	$969	(C)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	June 30, 2012			December 31, 2011
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes
Private Equity Funds	$12,385	$—	$1,234	$12,871	$—	$1,251	(C) (D)
Castles	7,699,567	6,337,164	49,963	7,374,735	6,568,462	22,384	(C) (D)
Liquid Hedge Funds	3,092,437	302,937	3,326	4,208,343	547,044	10,771	(C) (D)
Credit Hedge Funds	1,547,956	275,635	17,590	1,594,736	364,791	35,476	(C) (D)
Credit PE Funds	1,260,263	490,371	3,867	732,419	89,334	5,108	(C) (D)

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

FCF is an entity which provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of June 30, 2012, FCF’s gross assets were approximately $64.4 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $48.2 million at June 30, 2012, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

	Fair Value
	June 30, 2012	December 31, 2011	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$6,961	$4,848	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$55,004	$29,682	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$—	Level 3 - Binomial lattice-based option valuation models, adjusted for non-option characteristics
Total equity method investments carried at fair value	$61,965	$34,530

Newcastle and Eurocastle options	$28,009	$10,526	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$761	$1,236	Level 2 - See below

Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(3,377)	$—	Level 2 - Option valuation models using significant observable inputs.

Liabilites (within Other Liabilities)
Derivatives	$—	$—	Level 2 - See below

(A)      The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities after June 2011 at a premium of 20%. As of June 30, 2012, it had a face amount of €1.2 million ($1.5 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

See Note 4 regarding the fair value of Fortress’s outstanding debt.

In April 2012, Newcastle issued 18,975,000 shares of its common stock in a public offering at a price to the public of $6.22 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 1,897,500 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $5.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

In May 2012, Newcastle issued 23,000,000 shares of its common stock in a public offering at a price to the public of $6.71 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 2,300,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $7.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value June 30, 2012	Notional Amount June 30, 2012	Gains/(Losses) Six Months Ended June 30, 2012 (B)	Maturity Date
Foreign exchange option contract	Other Assets	$874	€20,000	$(21)	Feb-13
Foreign exchange option contract	Other Assets	$(113)	€20,000	$457	Feb-13

(A)      Fortress has a master netting agreement with its counterparty.

(B)        In addition, Fortress recorded a loss of $0.8 million for the six months ended June 30, 2012 on contracts which expired in 2012.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The counterparty on these derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	June 30, 2012
	June 30,	December 31,	Interest	Stated	Weighted Average	Weighted Average
Debt Obligation	2012	2011	Rate	Maturity	Funding Cost (A)	Maturity (Years)
Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	—	—
Term loan	189,278	261,250	LIBOR + 4.00% (D)	Oct-15	6.2%	2.4
Total	$189,278	$261,250			6.2%	2.4

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
(C)

Approximately $56.7 million was undrawn on the revolving debt facility as of June 30, 2012. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

(D)	With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

In April 2012, Fortress made a $54.5 million Free Cash Flow-based payment on its credit facility. In connection with this payment, $0.6 million of deferred financing costs were expensed.

Management believes the fair value of this debt was approximately equal to its face amount at June 30, 2012 (based on counterparty inquiries, a level 3 valuation, see Note 4).

Fortress was in compliance with all of its debt covenants as of June 30, 2012. The following table sets forth the financial covenant requirements as of June 30, 2012.

	June 30, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,643	(A)
Consolidated Leverage Ratio	< 2.75	0.77	(B)
Minimum Investment Assets Ratio	> 2.00	6.32	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.07	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.
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

JUNE 30, 2012

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

Based on the value of the RSUs and RPUs which vested during the six months ended June 30, 2012 and 2011, Fortress has estimated tax shortfalls of $29.6 million and $25.9 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current
Federal income tax expense (benefit)	$1,817	$(437)	$(5,586)	$4,833
Foreign income tax expense (benefit)	1,557	757	3,280	3,761
State and local income tax expense (benefit)	1,091	774	(41)	3,010
	4,465	1,094	(2,347)	11,604
Deferred
Federal income tax expense (benefit)	(1,644)	3,111	28,548	11,401
Foreign income tax expense (benefit)	(296)	233	1,007	238
State and local income tax expense (benefit)	3	1,348	3,162	3,962
	(1,937)	4,692	32,717	15,601

Total expense (benefit)	$2,528	$5,786	$30,370	$27,205

The current federal income tax benefit in the first six months of 2012 changed in comparison to the current federal income tax expense in the first six months of 2011 mainly due to Fortress’s increased capacity to carry back net operating losses.

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2012	December 31, 2011
Total deferred tax assets	$470,744	$492,041
Valuation allowance	(92,644)	(91,845)
Net deferred tax assets	$378,100	$400,196
Total deferred tax liabilities (A)	$2,107	$199

(A) Included in Other Liabilities

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2011	$91,845
Changes due to FIG Corp ownership increases	3,252
Net decreases (A)	(2,453)
Valuation Allowance at June 30, 2012	$92,644

(A)      Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

For the six months ended June 30, 2012, a deferred income tax provision of $0.2 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.6 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. In addition, the deferred tax asset was increased by $7.4 million, with an offsetting increase of $2.1 million to the valuation allowance, related to a step-up in the tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the six months ended June 30, 2012 through the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $5.0 million with an offsetting increase of $1.2 million to the valuation allowance. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2012, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $13.2 million. During the six months ended June 30, 2012, $8.7 million was paid under the tax receivable agreement relating to 2010. In addition, during the six months ended June 30, 2012, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $6.9 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
			Liquid Hedge	Hedge
June 30, 2012	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$119,371	$4,210	$1,439	$20,626	$15,776	$—	$161,422
Expense reimbursements (A)	14,187	9,157	5,143	3,477	6,587	—	38,551
Expense reimbursements - FCF (B)	57,759	—	—	—	—	—	57,759
Dividends and distributions	—	205	—	—	—	—	205
Other	880	819	—	—	580	9,579	11,858
Total	$192,197	$14,391	$6,582	$24,103	$22,943	$9,579	$269,795

	Private Equity			Credit
			Liquid Hedge	Hedge
December 31, 2011	Funds	Castles	Funds	Funds	PE Funds	Other	Total

Management fees and incentive income (A)	$95,267	$4,013	$696	$88,794	$15,901	$—	$204,671
Expense reimbursements (A)	9,065	2,174	5,200	5,337	6,315	—	28,091
Expense reimbursements - FCF (B)	58,146	—	—	—	—	—	58,146
Dividends and distributions	—	154	—	—	—	—	154
Other	518	669	—	—	1,483	4,957	7,627
Total	$162,996	$7,010	$5,896	$94,131	$23,699	$4,957	$298,689

(A)      Net of allowances for uncollectable management fees and expense reimbursements of $12.2 million and $5.4 million at June 30, 2012, respectively, and of $12.1 million and $5.1 million as of December 31, 2011, respectively. Allowances are recorded as General and Administrative expenses.

(B)        Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of June 30, 2012, amounts due from Fortress Funds recorded in Due from Affiliates included $119.2 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $61.8 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees will ultimately be collectable. The unreserved amounts are primarily due from five different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	June 30, 2012	December 31, 2011
Principals - Tax receivable agreement - Note 5	$277,272	$279,039
Principals - Principal Performance Payments - Note 7	7,794	—
Distributions payable on Fortress Operating Group units	—	29,423
Other	6,189	8,046
General partner liability - Note 9	38,499	37,650
	$329,754	$354,158

Other Related Party Transactions

For the six months ended June 30, 2012 and 2011, Other Revenues included approximately $0.7 million and $1.3 million, respectively, of revenues from affiliates, primarily dividends.

During 2012, Fortress advanced an aggregate of $3.8 million to 3 of its senior employees who are not officers. These advances bear interest at between LIBOR+4% and LIBOR+ 4.25%. All principal and interest is due and payable no later than February 2017.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees and others.

This balance sheet caption was comprised of the following:

	June 30, 2012	December 31, 2011
Fortress Operating Group units held by the Principals and one senior employee	$539,936	$507,031
Employee interests in majority owned and controlled fund advisor and general partner entities	52,617	66,087
Other	1,962	1,843
Total	$594,515	$574,961

The Fortress Operating Group portion of these interests is computed as follows:

	June 30,	December 31,
	2012	2011
Fortress Operating Group equity (Note 12)	$981,430	$889,642
Less: Others’ interests in equity of consolidated subsidiaries (Note 12)	(54,579)	(67,930)
Total Fortress’ shareholders’ equity in Fortress Operating Group	$926,851	$821,712
Fortress Operating Group units outstanding (A)	300,273,852	305,857,751
Class A shares outstanding	215,174,918	189,824,053
Total	515,448,770	495,681,804
Fortress Operating Group as a percent of total (B)	58.3%	61.7%
Equity of Fortress Operating Group units held by Principals and one senior employee	$539,936	$507,031

(A)      Held by the Principals and one senior employee; exclusive of Class A shares.

(B)        As a result, the Registrant owned 41.7% and 38.3% of Fortress Operating Group as of June 30, 2012 and December 31, 2011, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Fortress Operating Group units held by the Principals and one senior employee	$7,864	$(153,001)	$11,487	$(307,330)
Employee interests in majority owned and controlled fund advisor and general partner entities	1,485	1,253	3,154	3,832
Other	(2)	182	99	170
Total	$9,347	$(151,566)	$14,740	$(303,328)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Fortress	$4,909	$(94,536)	$(24,631)	$(197,968)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	—	19,238	3,845
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	1,052	6,846	10,701	7,862
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$5,961	$(87,690)	$5,308	$(186,261)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity-based compensation, per below	$51,987	$57,739	$113,022	$122,069
Profit-sharing expense, per below	29,717	17,246	60,230	75,902
Discretionary bonuses	45,971	45,167	94,436	95,249
Other payroll, taxes and benefits	44,792	41,246	88,158	83,613
	$172,467	$161,398	$355,846	$376,833

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2011	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75

Issued	6,748,215	2.95	—	—	257,918	3.18	—	—
Transfers	(1,776,169)	3.09	1,776,169	3.09	—	—	—	—
Converted to Class A shares	(8,787,469)	14.81	(388,246)	11.16	—	—	(4,340,000)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,346,018)	3.60	(40,990)	8.03	—	—	—	—

Outstanding as of June 30, 2012 (B)	26,509,023	$8.76	2,133,979	$4.56	828,211	$5.29	10,333,334	$13.75

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expense incurred (B)
Employee RSUs	$28,653	$29,772	$66,607	$71,239
Non-Employee RSUs	145	36	381	422
Principal Performance Payments (C)	624	—	881	—
Restricted Shares (D)	—	129	24	290
STIP (E)	—	5,237	—	5,237
RPUs	22,565	22,565	45,129	44,881
Total equity-based compensation expense	$51,987	$57,739	$113,022	$122,069

(A)

Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value, discounted for the non-entitlement to dividends, per unit as of June 30, 2012 for awards granted to non-employees was $3.24. The closing trading price per share of Fortress’s Class A shares on such date was $3.37 per share.

(B)

In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2012 of $131.9 million, with a weighted average recognition period of 1.2 years. This does not include contingent amounts.

(C)

Described below. Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 1.6 million RSUs would be awarded as Principal Performance Payments.

(D)

Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.4 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively) and therefore are not included above.

(E)

STIP stands for Short Term Incentive Plan. In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee was due 2,857,143 Fortress Operating Group units from such Principal since the employee remained with Fortress until January 2012.  As a result of the service requirement, the fair value of these units was charged to compensation expense in 2011.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2012 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates was an increase to equity-based compensation of $6.7 million. An additional adjustment was deemed necessary at June 30, 2012, resulting in an increase to equity-based compensation of $1.0 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

In January 2012, Fortress’s CEO announced his resignation effective in February 2012. In connection with this resignation, Fortress has recorded $5.0 million of equity-based compensation expense in 2012, primarily related to 1.8 million RSUs which will vest pursuant to his separation agreement. As a result of this resignation, approximately 4.0 million RSUs were forfeited.

In March 2012, a senior employee converted 11,577,232 Class B shares, acquired as a result of RPU vesting in 2011 and 2012, to Class A shares.

In May 2012, Fortress granted partial rights in 1.7 million of the options it holds in Newcastle (Note 3) to certain of its employees. The value of these rights of $3.5 million was recorded as accrued profit sharing compensation expense at that time. The related liability will be marked to fair value until such time as the rights are exercised or expire.

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

The accrual for the Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2012
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$466	$466
Liquid hedge fund business	2	789	791
Credit business	879	5,658	6,537
Total	$881	$6,913	$7,794

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Private equity funds	$—	$—	$410	$491
Castles	3,377	—	3,377	—
Liquid hedge funds	3,320	(1,802)	6,887	11,280
Credit hedge funds	12,249	7,414	26,779	24,622
Credit PE funds	7,680	11,634	15,864	39,509
Principal Performance Payments (A)	3,091	—	6,913	—
Total	$29,717	$17,246	$60,230	$75,902

(A)      Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	213,983,892	213,983,892	202,581,788	202,581,788
Fully vested restricted Class A share units with dividend equivalent rights	1,473,028	1,473,028	4,850,487	4,850,487
Fully vested restricted Class A shares	688,095	688,095	645,408	645,408
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	300,273,852	—	308,033,708
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	216,145,015	516,418,867	208,077,683	516,111,391
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$4,909	$4,909	$(24,631)	$(24,631)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(88)	(88)	(258)	(258)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(116)	(116)	(220)	(220)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(65,147)	—	(44,584)
Net income (loss) available to Class A shareholders	$4,705	$(60,442)	$(25,109)	$(69,657)
Weighted average shares outstanding	216,145,015	516,418,867	208,077,683	516,111,391
Basic and diluted net income (loss) per Class A share	$0.02	$(0.12)	$(0.12)	$(0.13)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

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

(1)

The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis (fully vested RPUs would first have to be exchanged for Fortress Operating Group units and Class B shares). These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method, which includes the income tax effects of nondiscretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units and fully vested RPUs. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share Units	21,193,102	25,687,405	20,621,941	25,594,834

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Class A shares (public shareholders)	213,983,892	180,981,938	202,581,788	176,161,263
Restricted Class A shares (directors)	705,204	494,616	668,932	473,642
Restricted Class A share units (employees) (A)	1,473,028	3,523,061	4,850,487	6,437,040
Restricted Class A share units (employees) (B)	6,434,147	14,120,654	6,786,086	14,249,462
Fortress Operating Group units (Principals and one senior employee)	300,273,852	305,857,751	303,037,371	303,790,783
Fortress Operating Group RPUs (one senior employee)	10,333,334	20,666,667	15,329,671	24,491,713
Total	533,203,457	525,644,687	533,254,335	525,603,903

	As of June 30, 2012	As of December 31, 2011
Class A shares (public shareholders)	214,346,707	189,253,760
Restricted Class A shares (directors)	828,211	570,293
Restricted Class A share units (employees) (A)	1,396,951	691,808
Restricted Class A share units (employees) (B)	6,434,147	13,667,930
Fortress Operating Group units (Principals and one senior employee)	300,273,852	305,857,751
Fortress Operating Group RPUs (one senior employee)	10,333,334	20,666,667
Total	533,613,202	530,708,209

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

Dividends and distributions during the six months ended June 30, 2012 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$20,350	$—	$20,350
Dividend equivalents on restricted Class A share units (A)	—	1,095	—	1,095
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	27,561	13,943	—	13,943
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	1,862	472	—	472
Total distributions	$29,423	$35,860	$—	$35,860

(A)

A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and the RPU holder (one senior employee).

On May 2, 2012, Fortress declared a first quarter cash dividend of $0.05 per Class A share. The dividend was payable on May 21, 2012 to holders of record of Class A shares on May 16, 2012. The aggregate amount of this dividend payment was approximately $10.7 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million were paid to holders of restricted Class A share units.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

On August 1, 2012, Fortress declared a second quarter cash dividend of $0.05 per Class A share. The dividend is payable on August 20, 2012 to holders of record of Class A shares on August 15, 2012. The aggregate amount of this dividend is approximately $10.8 million. In connection with this dividend, dividend equivalent payments of approximately $0.6 million will be paid to holders of restricted Class A share units.

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2012 was $38.5 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2012, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments to certain of the Fortress Funds which aggregated $155.5 million as of June 30, 2012. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

July 1 to December 31, 2012	$11,982
2013	23,538
2014	22,501
2015	20,637
2016	19,271
2017	2,372
Thereafter	215

Total	$100,516

Rent expense, including operating expense escalations, during the six months ended June 30, 2012 and 2011 was $11.4 million and $14.3 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

10. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle and (vii) principal investments in these funds as well as cash that is available to be invested.

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

JUNE 30, 2012

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

In January 2012, Fortress changed the method it uses to allocate expenses between its operating segments in order to match the method used in computing Principal Performance Payments (Note 7) under its new employment agreements with the Principals. Prior period segment results have not been restated for comparability since it is impractical to do so. The change in expense allocation methodology has no effect on aggregate segment expenses or distributable earnings. The primary impact of applying the current expense allocation methodology to the six months ended June 30, 2011 would be a shift of approximately $29.6 million of expenses from the Credit Hedge Funds segment to the Credit PE Funds segment.

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

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of June 30, 2012:

			Prior Year-End	Current	Current
	Net	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Intrinsic	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund (A)	Clawback (B)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes
Fund II	$5,789	15 Quarters	$11,435	$(6,436)	$(4,121)	$7,314	(C)
Fund III	45,108	18 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	20 Quarters	10,041	—	—	10,041	(D)
Total	$60,938		$66,584	$(6,436)	$(4,121)	$62,463

(A)

Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, FCO Managed Account #1, Assets Overflow Fund.

(B)	See Note 2.
(C)

The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $3.4 million immediately prior to June 30, 2012. Based on the criteria determined by the CODM, management determined that a reversal of $1.8 million of reserve was appropriate. In the aggregate, $4.1 million of reserve has been reversed in 2012.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination

During the six months ended June 30, 2012, Fortress recorded $0.2 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of June 30, 2012, Fortress had $2.2 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2012, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $368.9 million, representing unrealized gains.

During the six months ended June 30, 2012, Fortress recorded a $4.1 million net reversal of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2012 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $2.2 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

June 30, 2012 and the Six Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$59,406	$27,636	$39,361	$51,572	$42,554	$11,873	$—	$—	$232,402
Incentive income	7,543	—	9,730	56,345	25,430	—	—	—	99,048
Segment revenues - total	$66,949	$27,636	$49,091	$107,917	$67,984	$11,873	$—	$—	$331,450
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$43,009	$13,200	$7,889	$49,485	$7,098	$(4,536)	$—	$131	$116,276
Fund management distributable earnings (loss)	$43,009	$12,735	$7,100	$43,837	$7,089	$(4,536)	$—	$131	$109,365
Pre-tax distributable earnings (loss)	$43,009	$12,735	$7,100	$43,837	$7,089	$(4,536)	$(2,082)	$131	$107,283
Total segment assets	$192,977	$13,364	$17,422	$77,034	$23,256	$31,448	$1,315,940	$477,387	$2,148,828
								(A)

(A) Unallocated assets include deferred tax assets of $378.1 million.

Three Months Ended June 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$29,748	$13,060	$19,194	$25,942	$20,676	6,223	$—	$—	$114,843
Incentive income	2,848	—	3,438	26,103	14,196	—	—	—	46,585
Segment revenues - total	$32,596	$13,060	$22,632	$52,045	$34,872	$6,223	$—	$—	$161,428
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$20,714	$5,924	$3,121	$23,381	$4,423	$(2,018)	$—	$697	$56,242
Fund management distributable earnings (loss)	$20,715	$5,924	$2,809	$20,611	$4,414	$(2,018)	$—	$697	$53,152
Pre-tax distributable earnings (loss)	$20,715	$5,924	$2,809	$20,611	$4,414	$(2,018)	$(2,986)	$697	$50,166

(B)   See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$71,110	$25,723	$55,922	$61,203	$32,636	$9,827	$—	$—	$256,421
Incentive income	1,329	—	3,172	54,197	79,853	—	—	—	138,551
Segment revenues - total	$72,439	$25,723	$59,094	$115,400	$112,489	$9,827	$—	$—	$394,972
Fund management distributable earnings (loss) before Principal Performance Payments	$49,926	$11,745	$8,690	$29,416	$57,181	$(9,003)	$—	$962	$148,917
Fund management distributable earnings (loss)	$49,926	$11,745	$8,690	$29,416	$57,181	$(9,003)	$—	$962	$148,917
Pre-tax distributable earnings	$49,926	$11,745	$8,690	$29,416	$57,181	$(9,003)	$471	$962	$149,388

Three Months Ended June 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$35,821	$13,574	$28,981	$30,344	$16,615	$4,964	$—	$—	$130,299
Incentive income	—	—	(18,556)	16,294	22,494	—	—	—	20,232
Segment revenues - total	$35,821	$13,574	$10,425	$46,638	$39,109	$4,964	$—	$—	$150,531
Fund management distributable earnings (loss) before Principal Performance Payments	$27,901	$6,794	$(6,263)	$10,888	$18,990	$(4,174)	$—	$(445)	$53,691
Fund management distributable earnings (loss)	$27,901	$6,794	$(6,263)	$10,888	$18,990	$(4,174)	$—	$(445)	$53,691
Pre-tax distributable earnings	$27,901	$6,794	$(6,263)	$10,888	$18,990	$(4,174)	$(6,916)	$(445)	$46,775

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fund management distributable earnings	$53,152	$53,691	$109,365	$148,917
Investment income (loss)	1,061	(2,328)	6,267	9,703
Interest expense	(4,047)	(4,588)	(8,349)	(9,232)
Pre-tax distributable earnings	50,166	46,775	107,283	149,388

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(14,195)	$(22,494)	$(25,430)	$(79,853)
Incentive income received from third parties, subject to contingent repayment	(1,401)	(988)	(1,401)	(988)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	22,641	14,127	31,384	25,399
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	—	(1,107)	(1,329)
Incentive income from hedge funds, subject to annual performance achievement	(26,089)	3,747	(61,944)	(49,299)
Incentive income received from the sale of shares related to options	—	—	—	—
Reserve for clawback, gross (see discussion above)	(2,847)	—	(6,436)	—
	(21,891)	(5,608)	(64,934)	(106,070)
Adjust other income
Distributions of earnings from equity method investees**	(490)	(1,521)	(2,007)	(8,279)
Earnings (losses) from equity method investees**	21,215	17,567	51,943	83,286
Gains (losses) on options in equity method investees	185	(867)	4,257	(1,563)
Gains (losses) on other investments	7,206	(4,467)	27,063	(9,675)
Impairment of investments (see discussion above)	71	573	155	708
Adjust income from the receipt of options	13,226	—	13,226	7,021
	41,413	11,285	94,637	71,498
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(55,278)	(58,380)	(114,925)	(122,710)
Adjust employee portion of incentive income from private equity funds accrued prior to the realization of incentive income	1,025	—	2,316	—
	(54,253)	(58,380)	(112,609)	(122,710)

Adjust mark-to-market of contingent consideration in business combination	—	1,883	—	2,831
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(12)	(422)	(23)	(853)
Adjust Principals’ forfeiture agreement expense (expired in 2011)	N/A	(237,367)	N/A	(472,126)
Adjust non-controlling interests related to Fortress Operating Group units	(7,864)	153,001	(11,487)	307,330
Adjust tax receivable agreement liability	—	—	(6,935)	(116)
Adjust income taxes	(2,650)	(5,703)	(30,563)	(27,140)
Total adjustments	(45,257)	(141,311)	(131,914)	(347,356)

Net Income (Loss) Attributable to Class A Shareholders	4,909	(94,536)	(24,631)	(197,968)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	9,347	(151,566)	14,740	(303,328)
Net Income (Loss) (GAAP)	$14,256	$(246,102)	$(9,891)	$(501,296)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

June 30, 2012
Total segment assets	$2,148,828
Adjust equity investments from segment carrying amount	(31,959)
Adjust investments gross of employees’ and others’ portion	39,967
Adjust goodwill and intangible assets to cost	(22,687)
Accrued incentive income subject to annual performance achievement	(61,944)
Total assets (GAAP)	$2,072,205

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment revenues	$161,428	$150,531	$331,450	$394,972
Adjust management fees	148	125	273	250
Adjust incentive income	(21,900)	(5,695)	(65,254)	(107,959)
Adjust income from the receipt of options	13,226	—	13,226	7,021
Adjust other revenues (including expense reimbursements)*	46,146	44,855	91,011	92,349
Total revenues (GAAP)	$199,048	$189,816	$370,706	$386,633

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid	Credit
			Hedge	Hedge		Logan
	Funds	Castles	Funds	Funds	PE Funds	Circle	Unallocated	Total
Three Months Ended June 30,
2012
Depreciation	$407	$101	$503	$1,276	$104	$101	$754	$3,246
Amortization	—	—	—	—	—	12	—	12
Total	$407	$101	$503	$1,276	$104	$113	$754	$3,258
2011
Depreciation	$421	$96	$408	$949	$78	$91	$802	$2,845
Amortization	—	—	—	—	—	422	—	422
Total	$421	$96	$408	$949	$78	$513	$802	$3,267
Six Months Ended June 30,
2012
Depreciation	$829	$210	$1,009	$2,596	$201	$201	$1,667	$6,713
Amortization	—	—	—	—	—	23	—	23
Total	$829	$210	$1,009	$2,596	$201	$224	$1,667	$6,736
2011
Depreciation	$804	$190	$814	$1,714	$238	$178	$1,556	$5,494
Amortization	—	—	—	—	—	853	—	853
Total	$804	$190	$814	$1,714	$238	$1,031	$1,556	$6,347

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In July 2012, Fortress formed a consolidated senior living property management subsidiary and agreed to manage eleven senior living properties, including eight which are owned by Newcastle and three which are owned by third parties. Fortress will receive management fees equal to 6% of revenues (as defined in the agreements) for the first two years of the agreements and 7% thereafter. In addition, Fortress will receive reimbursement for certain expenses, including all of the compensation expense associated with the approximately 800 on-site employees. Upon the acquisition of the eight properties by Newcastle, which occurred in July 2012, Newcastle reimbursed Fortress for approximately $6.4 million of pre-acquisition expenditures.

In July 2012, Newcastle issued 25,300,000 shares of its common stock in a public offering at a price to the public of $6.70 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 2,530,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $8.3 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended June 30, 2012.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of June 30, 2012
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$154,537	$29,637	$—	$184,174
Due from affiliates	269,794	1	—	269,795
Investments	1,136,030	386,915	(386,915)	1,136,030
Deferred tax asset	5,071	373,029	—	378,100
Other assets	91,000	13,106	—	104,106
	$1,656,432	$802,688	$(386,915)	$2,072,205
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$148,649	$—	$—	$148,649
Due to affiliates	52,482	277,272	—	329,754
Deferred incentive income	233,811	—	—	233,811
Debt obligations payable	189,278	—	—	189,278
Other liabilities	50,782	—	—	50,782
	675,002	277,272	—	952,274
Commitments and Contingencies
Equity
Paid-in capital	5,590,395	2,036,124	(5,590,395)	2,036,124
Retained earnings (accumulated deficit)	(4,656,372)	(1,508,751)	4,656,372	(1,508,751)
Accumulated other comprehensive income (loss)	(7,172)	(1,957)	7,172	(1,957)
Total Fortress shareholders’ equity (B)	926,851	525,416	(926,851)	525,416
Principals’ and others’ interests in equity of consolidated subsidiaries	54,579	—	539,936	594,515
Total Equity	981,430	525,416	(386,915)	1,119,931
	$1,656,432	$802,688	$(386,915)	$2,072,205

(A)	Other than Fortress Operating Group.
(B)	Includes the Principals’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$224,129	$—	$—	$224,129
Management fees: non-affiliates	21,772	—	—	21,772
Incentive income: affiliates	33,018	—	—	33,018
Incentive income: non-affiliates	776	—	—	776
Expense reimbursements from affiliates	88,681	—	—	88,681
Other revenues	2,336	17	(23)	2,330
	370,712	17	(23)	370,706
Expenses
Interest expense	8,347	178	(23)	8,502
Compensation and benefits	355,846	—	—	355,846
General, administrative and other	62,361	—	—	62,361
Depreciation and amortization	6,736	—	—	6,736
	433,290	178	(23)	433,445
Other Income (Loss)
Gains (losses)	31,770	—	—	31,770
Tax receivable agreement liabilty adjustment	—	(6,935)	—	(6,935)
Earnings (losses) from equity method investees	58,383	7,872	(7,872)	58,383
	90,153	937	(7,872)	83,218
Income (Loss) Before Income Taxes	27,575	776	(7,872)	20,479
Income tax benefit (expense)	(4,963)	(25,407)	—	(30,370)
Net Income (Loss)	$22,612	$(24,631)	$(7,872)	$(9,891)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$3,253	$—	$11,487	$14,740
Net Income (Loss) Attributable to Class A Shareholders (B)	$19,359	$(24,631)	$(19,359)	$(24,631)

(A) Other than Fortress Operating Group.

(B) Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$22,612	$(24,631)	$(7,872)	$(9,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,736	—	—	6,736
Other amortization and accretion	1,206	—	—	1,206
(Earnings) losses from equity method investees	(58,383)	(7,872)	7,872	(58,383)
Distributions of earnings from equity method investees	21,145	—	—	21,145
(Gains) losses	(31,770)	—	—	(31,770)
Deferred incentive income	(31,384)	—	—	(31,384)
Deferred tax (benefit) expense	492	32,225	—	32,717
Reversal of forfeited non-cash compensation	(1,725)	—	—	(1,725)
Options received from affiliates	(13,226)	—	—	(13,226)
Tax receivable agreement liability adjustment	—	6,935	—	6,935
Equity-based compensation	113,022	—	—	113,022
Options in affiliates granted to employees	3,377	—	—	3,377
Allowance for doubtful accounts	254	—	—	254
Cash flows due to changes in
Due from affiliates	(45,044)	—	—	(45,044)
Other assets	10,793	(7,120)	—	3,673
Accrued compensation and benefits	(86,585)	—	—	(86,585)
Due to affiliates	5,056	(8,703)	—	(3,647)
Deferred incentive income	26,492	—	—	26,492
Other liabilities	(7,435)	—	—	(7,435)
Net cash provided by (used in) operating activities	(64,367)	(9,166)	—	(73,533)
Cash Flows From Investing Activities
Contributions to equity method investees	(36,618)	(34,603)	34,603	(36,618)
Distributions of capital from equity method investees	136,141	26,153	(26,153)	136,141
Purchase of fixed assets	(5,898)	—	—	(5,898)
Net cash provided by (used in) investing activities	93,625	(8,450)	8,450	93,625
Cash Flows From Financing Activities
Repayments of debt obligations	(71,972)	—	—	(71,972)
Issuance (purchase) of Class A shares (RSU settlements)	(34,603)	34,603	—	—
Capital contributions (distributions)	34,603	—	(34,603)	—
Dividends and dividend equivalents paid	(27,248)	(20,350)	26,153	(21,445)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	37	—	—	37
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(75,704)	—	—	(75,704)
Net cash provided by (used in) financing activities	(174,887)	14,253	(8,450)	(169,084)
Net Increase (Decrease) in Cash and Cash Equivalents	(145,629)	(3,363)	—	(148,992)
Cash and Cash Equivalents, Beginning of Period	300,166	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$154,537	$29,637	$—	$184,174

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $47.8 billion in AUM as of June 30, 2012. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,400 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of June 30, 2012, we managed the following businesses:

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

Liquid Hedge Funds — a business that manages approximately $4.4 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers and direct investments; and a fund that seeks to generate returns by executing  a positively convex investment strategy.

Credit Funds — a business that manages approximately $11.5 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in assets, opportunistic lending situations and securities on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of “long dated value” funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds.

Logan Circle — our traditional, fixed income asset management business which has approximately $18.1 billion of AUM.

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

In addition, Fortress acquired a traditional asset management business. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

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

In order to be successful, we must do a variety of things including, but not limited to, the following:

·                              Increase the amount of capital we manage for fund investors, also known as our “assets under management.”

·                              Earn attractive returns on the investments we make.

·                              Effectively manage our liquidity, including our debt, and expenses.

Each of these objectives is discussed below.

Assets Under Management

Assets under management, or AUM, fluctuate based on four primary factors:

·                              Capital raising: AUM increases when we receive more capital from our fund investors to manage on their behalf. Typically, fund investors make this decision based on: (a) the amount of capital they wish, or are able, to invest in the types of investments a certain manager or fund makes, and (b) the reputation and track record of the manager and its key investment employees.

·                              Realization of private equity investments: In “closed-end” funds, AUM decreases when we return capital to fund investors as investments are realized. Investments are realized when they are sold or otherwise converted to cash by the manager.

·                              Redemptions: In “open-end” funds, AUM decreases after fund investors ask for their capital to be returned, or “redeemed,” at periodic intervals. Typically, fund investors make this decision based on the same factors they used in making the original investment, which may have changed over time or based on circumstances, as well as on their liquidity needs.

·                              Fund performance: AUM increases or decreases in accordance with the performance of fund investments.

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

Performance

Performance can be evaluated in a number of ways, including the measures outlined below:

·                              Fund returns: Fund returns express the rate of return a fund earns on its investments in the aggregate. They can be compared to the returns of other managers, to returns offered by other investments or to broader indices. They can also be compared to the performance hurdles necessary to generate incentive income. We disclose our fund returns below, under “Results of Operations — Performance of Our Funds.”

·                              Proximity to incentive income threshold: This is a measure of a fund’s performance relative to the performance criteria it needs to achieve in order for us to earn incentive income.

Incentive income is calculated differently for the hedge funds and private equity funds, as described below.

·                  We generally earn incentive income from hedge funds based on a straight percentage of the returns of each fund investor, since fund investors may enter the fund at different times. Incentive payments are made periodically, typically annually for the Fortress hedge funds. Once an incentive payment is made, it is not refundable. However, if a particular fund investor suffers a loss on its investment, either from the date of the Fund’s inception or since the last incentive payment to the manager, this establishes a “high water mark” for that investor, meaning a threshold that has to be exceeded in order for us to begin earning incentive income again from that fund investor. Investors in the same fund could have different high water marks, in terms of both percentage return and dollar amount.

·                  Since it is impractical to disclose this information on a fund investor-by-investor basis, it may be disclosed based on the following metrics: the percentage of fund investors who have a high water mark, and the aggregate dollar difference between the value of those fund investors’ investments and their applicable aggregate high water mark. The investments held by fund investors who do not have a high water mark are eligible to generate incentive income for us on their next dollar earned.

·                  We generally earn incentive income from private equity style funds based on a percentage of the net returns of the fund, subject to the achievement of a minimum return (the “preferred” return) to fund investors. Incentive income is generally paid as each investment in the fund is realized, subject to a “clawback.” At the termination of such a fund, a computation is done to determine how much incentive income we should have earned based on the fund’s overall performance, and any incentive income payments received by us in excess of the amount we should have earned must be returned by us (or “clawed back”) to the fund for distribution to fund investors. Certain of our private equity style funds pay incentive income only after all of the fund’s invested capital has been returned.

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

·                              Profit sharing simply means that when profits increase, either of Fortress as a whole or of a specified component (such as a particular fund) of Fortress, employees receive increased compensation. In this way, employees’ interests are aligned with Fortress’s, employees can receive significant compensation when performance is good, and we are able to reduce expenses when necessary.

·                              Equity-based compensation simply means that employees are paid in equity of Fortress rather than in cash. This form of compensation has the advantage of never requiring a cash expenditure, while aligning employees’ interests with those of Fortress.

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

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. As a result, we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd., Whistler Blackcomb Holdings Inc. and Nationstar Mortgage Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, equity market conditions remain volatile and have been adversely affected by various factors, such as unrest in the Middle East, continuing weakness in the U.S. labor and real estate markets, and the European debt crisis. We cannot predict future conditions of these markets or the impact of such conditions on our business.

The recent market conditions have negatively impacted our business in several ways:

·                  While conditions in the U.S. capital markets have improved meaningfully over the last three years, there currently is less debt and equity capital available in the market relative to the levels available from the early 2000s to 2008, which, coupled with additional margin collateral requirements imposed by lenders on some types of investments, debt and derivatives, has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of increased liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions. The dislocation of values and associated decreased liquidity in the global equity and debt markets have caused a material depreciation in equity and fixed income asset values in comparison to years prior to 2008, greater price volatility and weaker economic conditions around the globe.  This has resulted in a significant reduction in the value of certain of our investments in comparison to years prior to 2008, which, in turn, has impacted our management fees, incentive income and investment income.  Recently, such values have rebounded (significantly in many cases), but have not increased to their historical levels for all investments.

·                  The market prices of the investments held by our private equity funds in public companies decreased substantially from their high values, rebounded meaningfully in 2009 and the first quarter of 2010, but have experienced volatility since then. A decrease in these prices hinders our ability to realize gains within these funds and therefore our ability to earn incentive income, and also impacts the value of our principal investments in such funds.

·                  As a result of the above factors:

·                  We did not pay a dividend on our Class A shares from the second quarter of 2008 to the third quarter of 2011. However, based on the above described improvements in the markets over the last three years, and the corresponding improvement in our financial condition, our board of directors approved a revised dividend policy under which it reinstated a $0.05 per share quarterly dividend beginning in the fourth quarter of 2011. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

·                  Changes in the value of our funds’ investments have impacted our future management fees, generally at an annual rate of up to 3% of the decline in aggregate fund NAV. See “—Assets Under Management” below for a table summarizing our AUM.

·                  Changes in the value of our funds’ investments have also impacted the relationship between the NAVs of our investors in our main credit and liquid hedge funds and their incentive income thresholds (high water marks). Returns earned on capital from new investors continue to be incentive income eligible. Unrealized losses, or returns below threshold returns, in a significant portion of our private equity funds have resulted in higher future returns being required before we earn incentive income from such funds, and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables, such as: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, and the rate of preferential return earned by investors. See Note 2 to the consolidated financial statements included herein for more information.

·                  Despite the volatile economic conditions, our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as illustrated in the AUM table below.

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

A second and related factor is the amount of capital invested with such managers. Over the several years prior to 2009, institutions, high net worth individuals and other investors (including sovereign wealth funds) increased their allocations of capital to the alternative investment sector. That said, since the onset of the recession, university endowments, pension funds and other traditionally significant investors in the alternative investment sector have, in some cases, reduced the amount of capital they are investing in this sector. This decrease appears to be due to a variety of factors, including, but not limited to, the generally negative investment performance in the sector during 2008 as well as their own liquidity constraints resulting from the negative performance of their investment portfolios and near-term capital requirements. The improved performance in 2009 through the early part of 2012 relative to 2008 appears to have modestly improved the trend of capital invested in the alternative asset investment sector. The amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during 2008, but they are still weaker than the conditions experienced prior to the onset of the global credit and liquidity crisis that began in 2007. Rather than focusing on reducing the amount invested in the alternative investment sector, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many funds created prior to the onset of the crisis. Investors in long-term, locked-up (i.e. “private equity style”) funds have responded to the recession by engaging in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was prior to the recession.  Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge	Credit
	Funds (J)	Castles	Funds	Hedge Funds	PE Funds (J)	Logan Circle	Total
2012
AUM December 31, 2011	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713
Capital raised (A)	—	267	280	116	99	—	762
Increase in invested capital	67	—	—	20	741	—	828
Redemptions (B)	—	—	(1,622)	(11)	—	—	(1,633)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(516)	—	—	(516)
Return of capital distributions (E)	(20)	—	—	(78)	(1,152)	—	(1,250)
Adjustment for reset date (F)	—	—	—	—	(323)	—	(323)
Crystallized incentive income (G)	—	—	(1)	(70)	—	—	(71)
Equity buyback (H)	—	—	—	—	—	—	—
Net client flows	—	—	—	—	—	3,955	3,955
Income (loss) and foreign exchange (I)	1,104	(58)	226	422	(4)	633	2,323
AUM June 30, 2012 (K)	$10,436	$3,390	$4,398	$5,859	$5,593	$18,112	$47,788

(A)	Includes offerings of shares by the Castles, if any.
(B)

Excludes redemptions which reduced AUM subsequent to June 30, 2012. Redemptions are further detailed below. Liquid hedge fund redemptions include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commoditites Funds in the second quarter of 2012.

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
(J)

As of June 30, 2012, the private equity funds and credit PE funds had approximately $0.2 billion and $7.2 billion of uncalled capital, respectively, that will become assets under management when deployed/ called.

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

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2012 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date (C)	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2012	$1,226,947	$737,049	$479,103		$30,000	$—	$30,000
2011	2,382,209	2,265,463	25,779		785,831	297,456	523,793
2010	1,231,169	1,218,557	—		722,323	409,951	398,597
2009	1,968,260	1,985,307	—		1,436,187	1,245,341	495,128
Prior			—	(A)			229,935	(A)
			$504,882	(B)			$1,677,453	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.
(B)

For liquid hedge funds, reflects $0.3 billion to be paid primarily within one quarter and $0.2 billion to be paid primarily in the first quarter of 2013. For credit hedge funds, includes $1.6 billion in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM
				June 30,		Returns (B)
	Inception					Inception to
Name of Fund	Date	Maturity Date (A)		2012	2011	June 30, 2012
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A)	$—	$—	25.7%
Fund II	Jul-02	Feb-13		—	—	35.6%
Fund III	Sep-04	Jan-15		1,287	1,305	3.0%
Fund III Coinvestment	Nov-04	Jan-15		112	94	0.4%
Fund IV	Mar-06	Jan-17		2,900	2,633	(0.6)%
Fund IV Coinvestment	Apr-06	Jan-17		619	629	(2.4)%
Fund V	May-07	Feb-18		2,741	2,671	(3.8)%
Fund V Coinvestment	Jul-07	Feb-18		577	569	(12.2)%
GAGACQ Coinvestment Fund	Sep-04	Permanent		—	—	18.3%
FRID	Mar-05	Apr-15		507	402	(6.0)%
FRIC	Mar-06	May-16		107	146	(10.8)%
FICO	Aug-06	Jan-17		—	25	(100.0)%
FHIF	Dec-06	Jan-17		1,067	1,055	7.9%
FECI	Jun-07	Feb-18		443	450	(3.2)%
WWTAI	Jul-11	Jun-24		27	—	(C)

						Returns (B)
							Six Months Ended
						Inception	June 30,
						to Date (D)	2012	2011
Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,561	1,181	N/A	(B)	(B)
Eurocastle Investment Limited (E)	Oct-03		Permanent	1,829	2,096	N/A	4.9%	(18.6)%

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02		Redeemable	410	406	8.0%	7.3%	(4.4)%
Fortress Macro Funds	May-09		Redeemable	1,683	2,448	5.6%	8.0%	(3.6)%
Fortress Macro MA1	Nov-11		Redeemable	62	—	(C)	(C)	N/A
Fortress Commodities Funds	Jan-08		Closed May-12	—	948	(1.4)%	(12.5)%	(3.7)%
Fortress Commodities Fund MA1 Ltd	Nov-09		Closed Apr-12	—	99	(4.7)%	(6.6)%	(4.2)%
Fortress Partners Fund LP	Jul-06		Redeemable	644	781	1.6%	1.7%	3.2%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	666	694	1.8%	2.1%	3.1%
Fortress Asia Macro Funds	Mar-11		Redeemable	235	108	7.6%	6.8%	(C)
Fortress Convex Asia Funds	Apr-12		Redeemable	26	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02		PE style redemption	4,008	4,210	10.7%	7.6%	7.2%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02		PE style redemption	929	772	10.9%	7.9%	8.8%
Worden Fund	Jan-10		PE style redemption	191	195	11.8%	9.0%	6.8%
Worden Fund II	Aug-10		PE style redemption	19	16	10.4%	7.0%	(C)
Value Recovery Funds and related assets		(G)	Non-redeemable	691	1,102	(G)	(G)	(G)

Continued on next page.

			AUM
			June 30,		Returns (B)
	Inception				Inception to
Name of Fund	Date	Maturity Date (A)	2012	2011	June 30, 2012

Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	972	1,093	26.9%
Credit Opportunities Fund II	Jul-09	Jul-22	929	945	16.9%
Credit Opportunities Fund III	Sep-11	Mar-24	459	—	(C)
FCO Managed Account #1	Sep-08	Oct-21	517	347	24.3%
FCO Managed Account #2	May-10	Jun-24	126	88	(C)
FCO Managed Account #3	Jun-10	Jun-22	262	179	20.2%
FCO Managed Account #4	Oct-10	Apr-22	244	121	(C)
FCO Managed Account #5	Apr-12	Sep-25	14	—	(C)
FCO Managed Account #6	Apr-12	Mar-25	9	—	(C)
FCO Managed Account #7	Apr-12	Mar-27	28	—	(C)
Long Dated Value Fund I	Apr-05	Apr-30	186	201	4.1%
Long Dated Value Fund II	Nov-05	Nov-30	157	161	3.9%
Long Dated Value Fund III	Feb-07	Feb-32	197	198	6.6%
LDVF Patent Fund	Nov-07	Nov-27	16	15	12.9%
Real Assets Fund	Jun-07	Jun-17	92	123	9.1%
Assets Overflow Fund	Jul-08	May-18	—	—	11.1%
Japan Opportunity Fund	Jun-09	Jun-19	600	914	17.2%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	75	—	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	25	—	(C)
Net Lease Fund I	Jan-10	Feb-20	65	34	(C)
Global Opportunities Fund	Sep-10	Sep-20	337	230	(C)
Life Settlements Fund	Dec-10	Dec-22	197	260	(C)
Life Settlements Fund MA	Dec-10	Dec-22	17	23	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-24	14	—	(C)
Real Estate Opportunities Fund	May-11	Sep-24	48	—	(C)
Subtotal - all funds			28,927	29,967
Managed accounts			749	925
Total - Alternative Investments			29,676	30,892
Logan Circle Partners, L.P.			18,112	12,931
Total (H)			$47,788	$43,823

(A)

For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ and Fortress Partner Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 85% of our alternative investment AUM as of June 30, 2012.

(B)	Represents the following:

For private equity funds and credit PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2012 and 2011 ROE is not meaningful because Newcastle had minimal average book equity.

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

(H)

In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund and Assets Overflow Fund had zero AUM as of June 30, 2012 and 2011, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2012	2011		$2012	2011	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$224,129	$234,916	$(10,787)	$117,834	$116,048	$1,786
Management fees: non-affiliates	21,772	28,776	(7,004)	10,383	14,375	(3,992)
Incentive income: affiliates	33,018	29,607	3,411	24,216	14,531	9,685
Incentive income: non-affiliates	776	985	(209)	469	7	462
Expense reimbursements from affiliates	88,681	87,987	694	45,079	43,645	1,434
Other revenues	2,330	4,362	(2,032)	1,067	1,210	(143)
	370,706	386,633	(15,927)	199,048	189,816	9,232
Expenses
Interest expense	8,502	9,300	(798)	4,135	4,640	(505)
Compensation and benefits	355,846	376,833	(20,987)	172,467	161,398	11,069
Principals agreement compensation (expired in 2011)	—	472,126	(472,126)	—	237,367	(237,367)
General, administrative and other expense (including depreciation and amortization)	69,097	81,727	(12,630)	35,953	38,465	(2,512)
	433,445	939,986	(506,541)	212,555	441,870	(229,315)

Other Income (Loss)
Gains (losses)	31,770	(11,522)	43,292	7,148	(6,759)	13,907
Tax receivable agreement liability adjustment	(6,935)	(116)	(6,819)	—	—	—
Earnings (losses) from equity method investees	58,383	90,900	(32,517)	23,143	18,497	4,646
	83,218	79,262	3,956	30,291	11,738	18,553
Income (Loss) Before Income Taxes	20,479	(474,091)	494,570	16,784	(240,316)	257,100
Income tax benefit (expense)	(30,370)	(27,205)	(3,165)	(2,528)	(5,786)	3,258
Net Income (Loss)	$(9,891)	$(501,296)	$491,405	$14,256	$(246,102)	$260,358
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$14,740	$(303,328)	$318,068	$9,347	$(151,566)	$160,913
Net Income (Loss) Attributable to Class A Shareholders	$(24,631)	$(197,968)	$173,337	$4,909	$(94,536)	$99,445

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors that have affected our business and materially impacted our results of operations:

· changes in our AUM;

· level of performance of our funds; and

· changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
Six Months			Liquid Hedge	Hedge
Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
June 30, 2012	$9,917	$3,260	$4,918	$5,942	$6,041	$15,907	$45,985
June 30, 2011	$10,639	$3,181	$6,326	$6,564	$4,763	$12,374	$43,847

	Private Equity			Credit
Three Months			Liquid Hedge	Hedge
Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
June 30, 2012	$10,233	$3,300	$4,619	$5,925	$5,946	$17,098	$47,121
June 30, 2011	$9,998	$3,253	$6,312	$6,460	$4,736	$12,708	$43,467

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount increased from 929 employees as of June 30, 2011 to 967 employees as of June 30, 2012.

Revenues

Six months ended June 30

Total revenues were $370.7 million for the six months ended June 30, 2012, a net decrease of $15.9 million, compared to $386.6 million for the six months ended June 30, 2011. The decrease in revenues was attributable to (i) decreases of $10.8 million and $7.0 million in management fees from affiliates and non-affiliates, respectively, (ii) a decrease of $0.2 million in incentive income from non-affiliates (iii) a decrease of $2.0 million in other revenues.  These decreases were partially offset by an increase of $3.4 million in incentive income from affiliates and an increase of $0.7 million in expense reimbursements from affiliates.

The decreases in management fees from affiliates and non-affiliates were primarily attributable to decreases of $0.7 billion, $1.4 billion and $0.6 billion in average fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds and credit hedge funds, respectively.  These decreases were partially offset by increases of $0.1 billion, $1.3 billion and $3.5 billion in average fee paying AUM in our Castles, credit PE funds and Logan Circle, respectively.  Management fees from affiliates and non-affiliates decreased despite a net increase of $2.1 billion in average fee paying AUM due to a lower average management fee percentage earned by Logan Circle compared to our alternative business average management fee percentage, and an increase of $6.2 million in management fees due to Newcastle options granted to Fortress during the six months ended June 30, 2012 as compared to the prior period.

The increase in incentive income from affiliates of $3.4 million was primarily due to a net increase in incentive income recognized from certain of our private equity and credit PE funds, which are recognized as repayment contingencies are resolved, and partially offset by a (i) net reduction in crystallized incentive income recognized from certain of our liquid hedge funds and (ii) a decrease in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income earned on distributions from redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized.

The $2.0 million decrease in other revenues was primarily related to a decrease in other investment returns.

Expenses

Six months ended June 30

Expenses were $433.4 million for the six months ended June 30, 2012, a decrease of $506.5 million, compared to $940.0 million for the six months ended June 30, 2011. The decrease was attributable to (i) a decrease of $0.8 million in interest expense, (ii) a decrease of $21.0 million in compensation and benefits, (iii) a decrease of $472.0 million in principals agreement compensation, and (iv) a decrease of $12.6 million in general, administrative and other expenses.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.

The decrease in general, administrative and other expenses was primarily due to (i) a decrease in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls ($4.7 million), (ii) a net decrease in legal and consulting fees ($2.9 million), (iii) a net decrease in rent expense ($2.9 million), and (iv) a net decrease in other general and administrative expenses ($2.1 million).

Total compensation and benefits decreased primarily due to a $15.7 million net decrease in profit-sharing expenses primarily related to our liquid hedge funds and credit PE funds, a $9.0 million net decrease in equity-based compensation, and a $0.8 million decrease in discretionary bonuses.  These net decreases were partially offset by a $4.5 million increase in other payroll, taxes and benefits.  The $15.7 million decrease in profit-sharing expenses relate to the decreases in revenue discussed above. The $9.0 million decrease in equity-based compensation was primarily due to (i) a $7.1 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, (ii) a $5.2 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, and (iii) a $1.7 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011. These decreases were partially offset by a $3.9 million increase related to the departure of our former CEO during the six months ended June 30, 2012 and a $0.9 million increase in expense associated with the Principal Performance Payments.  The increases in other payroll, taxes and benefits were primarily due to an increase in our employee headcount for the six months ended June 30, 2012 as compared to the prior comparative period.

Revenues

Three months ended June 30

Total revenues were $199.0 million for the three months ended June 30, 2012, a net increase of $9.2 million, compared to $189.8 million for the three months ended June 30, 2011. The increase in revenues was attributable to (i) an increase of $1.8 million in management fees from affiliates (ii) increases of $9.7 million and $0.5 million in incentive income from affiliates and non-affiliates, respectively, (iii) an increase of $1.4 million in expense reimbursements from affiliates. These increases were slightly offset by a decrease in management fees from non-affiliates of $4.0 million.

The increase in management fees from affiliates was primarily attributable to an increase of (i) $0.2 billion and $1.2 billion in average fee paying AUM, based on a simple quarterly average, in our private equity funds and credit PE funds, respectively, and (ii) an increase of $13.2 million in management fees due to Newcastle options granted to Fortress during the three months ended June 30, 2012 as compared to the prior period. These increases were partially offset by decreases of $1.7 billion and $0.5 billion in our liquid hedge funds and credit hedge funds, respectively.  The decrease in management fees from non-affiliates was primarily attributable to a decrease of $4.3 million due to an advisory agreement that concluded in the third quarter of 2011 and the termination of a managed account in the fourth quarter of 2011. These decreases were partially offset by an increase of $1.3 million in management fees earned by Logan Circle due to an increase of $4.4 billion in average fee paying AUM.

The increase in incentive income from affiliates of $9.7 million was primarily due to an increase in crystallized incentive income from (i) certain of our credit PE funds, which are recognized as repayment contingencies are resolved,  (ii) our liquid hedge funds primarily due to an increase in investor redemptions and (iii) our credit hedge funds primarily due to an increase in incentive income earned on distributions to RCA investors.

The increase in incentive income from non-affiliates of $0.5 million was primarily related to an increase in incentive income generated by a managed account related to our credit PE funds.

The $1.4 million increase in expense reimbursements from affiliates was primarily attributable to an increase in operating expenses eligible for reimbursement from our funds for the three months ended June 30, 2012 as compared to the prior comparative period.

Expenses

Three months ended June 30

Expenses were $212.6 million for the three months ended June 30, 2012, a decrease of $229.3 million, compared to $441.9 million for the three months ended June 30, 2011. The decrease was primarily attributable to (i) a decrease of $0.5 million in interest expense, (ii) a decrease of $237.4 million in principals agreement compensation, and (iii) a decrease of $2.5 million in general, administrative and other expenses.  These increases were partially offset by an increase of $11.1 million in compensation and benefits.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.

The decrease in general, administrative and other expenses was primarily due to (i) a net decrease in legal and consulting fees, (ii) a net decrease in rent expense, and (iii) a net decrease in other general and administrative expenses.

Total compensation and benefits increased primarily due to a $12.5 million net increase in profit-sharing expenses primarily related to our Castles, liquid hedge funds, credit hedge funds and Principal Performance Payments, partially offset by a decrease in profit-sharing expenses related to our Credit PE funds, a $0.8 million increase in discretionary bonuses and a $3.5 million increase in other payroll, taxes and benefits. These net increases were partially offset by (i) a $5.8 million net decrease  in other equity-based compensation which is primarily due to a $5.2 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, (ii) a $0.7 million decrease due to expenses recognized during the three months ended June 30, 2011 related to our former CEO, and (iii) a $0.6 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011, partially offset by a $0.6 million increase in expense associated with Principal Performance Payments.  The $12.5 million net increase in profit-sharing expenses related to the increases in revenue discussed above.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2012 of $131.9 million with a weighted average recognition period of 1.2 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees’ roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds’ investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 7 to our consolidated financial statements contained herein.  We note the following with respect to profit- sharing expense:

·              Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders / investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

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

Other Income (Loss)

Six months ended June 30

Other Income (Loss) was $83.2 million for the six months ended June 30, 2012, a net increase of $4.0 million, compared to $79.3 million for the six months ended June 30, 2011. A significant increase in gains was primarily due to increases in net unrealized gains primarily related to our direct investments in GAGFAH and Newcastle. This increase was offset by lower performance resulting in a decrease in earnings from equity method investees with respect to our investments in our private equity funds and liquid hedge funds for the six months ended June 30, 2012 relative to the prior comparative period.

During the six months ended June 30, 2012 and 2011, we recorded other income (loss) of ($6.9) million and ($0.1) million, respectively, arising from an increase in the tax receivable agreement liability.

Three months ended June 30

Other Income (Loss) was $30.3 million for the three months ended June 30, 2012, a net increase of $18.6 million, compared to $11.7 million for the three months ended June 30, 2011. The change was primarily due to increases in net unrealized gains primarily related to our direct investments in GAGFAH and Newcastle and increases in our earnings from equity method investees related to higher performance with respect to our investments in our private equity funds, credit PE funds, liquid hedge funds and credit hedge funds for the three months ended June 30, 2012 relative to the prior comparative period.

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

For the six months ended June 30, 2012 and 2011, Fortress recognized income tax expense (benefit) of $30.4 million and $27.2 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Six months ended June 30, 2012 vs. 2011
Change in pre-tax income applicable to Class A Shareholders (A)	$(600)
Change in foreign and state income taxes	(3,667)
Change in mix of business (B)	3,181
Change in deferred tax asset-impact of equity compensation vesting (C)	3,877
Formation of broker-dealer subsidiary	(21)
Change in deferred tax asset valuation allowance and related adjustments	604
Other	(209)

Total change (D)	$3,165

(A)

Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)

From the first six monts of 2011 to the first six months of 2012, a greater proportion of our total income was subject to corporate tax. In 2011, we generated more unrealized gains in certain of our private equity funds, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Six months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($303.3) million to $14.7 million, an increase of $318.0 million, primarily attributable to (i) an increase of $319.4 million resulting from a $505.3 million increase in Fortress Operating Group consolidated net income during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, (ii) a decrease of $0.7 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) a decrease of $0.7 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Three Months Ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($151.6) million to $9.3 million, an increase of $160.9 million, primarily attributable to (i) an increase of $161.5 million resulting from a $257.3 million increase in Fortress Operating Group consolidated net income during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and (ii) a decrease of $0.6 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$59,406	$71,110	$(11,704)	$29,748	$35,821	$(6,073)
Incentive Income	7,543	1,329	6,214	2,848	—	2,848
Segment revenues — total	$66,949	$72,439	$(5,490)	$32,596	$35,821	$(3,225)
Pre-tax distributable earnings	$43,009	$49,926	$(6,917)	$20,715	$27,901	$(7,186)

Six months ended June 30

Pre-tax distributable earnings decreased by $6.9 million primarily due to:

Revenues

Management fees were $59.4 million for the six months ended June 30, 2012, a net decrease of $11.7 million, compared to $71.1 million for the six months ended June 30, 2011. Management fees decreased $11.7 million as a result of (i) a decrease of $11.6 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods in 2011, (ii) a net decrease of $0.7 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods, which impacted the computation of management fees for the six months ended June 30, 2012, and (iii) a decrease of $1.2 million in management fees primarily from Fund II and Mortgage Opportunities Fund III, which are no longer subject to management fees. These decreases were partially offset by an increase of $1.8 million primarily in Fund IV, managed accounts and FHIF management fees primarily due to net capital inflows and a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the six months ended June 30, 2012.

Incentive income was $7.5 million for the six months ended June 30, 2012, a net increase of $6.2 million, compared to $1.3 million of incentive income recognized for the six months ended June 30, 2011. Incentive income increased by $6.2 million primarily as a result of a reversal of previously recognized reserves for the potential clawback of incentive income for Fund II.

Expenses

Expenses were $23.9 million for the six months ended June 30, 2012, a net increase of $1.4 million, compared to $22.5 million for the six months ended June 30, 2011.  The net increase of $1.4 million in expenses was primarily attributable to a net increase of $5.7 million in compensation and benefits, which includes an increase of $2.2 million in profit sharing compensation expense (primarily related to the clawback reserve reversal mentioned above).  This increase in expenses was partially offset by a net decrease of $4.3 million in general and administrative and corporate allocable expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds recognized in 2011.

Three months ended June 30

Pre-tax distributable earnings decreased by $7.2 million primarily due to:

Revenues

Management fees were $29.7 million for the three months ended June 30, 2012, a net decrease of $6.1 million, compared to $35.8 million for the three months ended June 30, 2011. Management fees decreased $6.1 million as a result of (i) a decrease of $5.8 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods in 2011, (ii) a net decrease of $0.4 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods, which impacted the computation of management fees for the three months ended June 30, 2012, and (iii) a decrease of $0.6 million in management fees primarily from Fund II and Mortgage Opportunities Fund III, which are no longer subject to management fees.  These decreases were partially offset by an increase of $0.7 million primarily in Fund IV, managed accounts and FHIF management fees primarily due to net capital inflows and a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the three months ended June 30, 2012.

Incentive income was $2.8 million for the three months ended June 30, 2012, a net increase of $2.8 million, compared to $0.0 million of incentive income recognized for the three months ended June 30, 2011. Incentive income increased by $2.8 million primarily as a result of a reversal of previously recognized reserves for the potential clawback of incentive income for Fund II.

Expenses

Expenses were $11.8 million for the three months ended June 30, 2012, a net increase of $3.9 million, compared to $7.9 million for the three months ended June 30, 2011.  The net increase of $3.9 million in expenses was primarily attributable to a net increase of (i) $2.9 million in compensation and benefits, which includes an increase of $1.0 million in profit sharing compensation expense (primarily related to the clawback reserve reversal mentioned above) and (ii) a net increase of $1.0 million in general and administrative and corporate allocable expenses.

Publicly Traded Alternative Investment Vehicles (“Castles”)

The following table presents our results of operations for our Castles segment:

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$27,636	$25,723	$1,913	$13,060	$13,574	$(514)
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$27,636	$25,723	$1,913	$13,060	$13,574	$(514)
Pre-tax distributable earnings	$12,735	$11,745	$990	$5,924	$6,794	$(870)

Six months ended June 30

Pre-tax distributable earnings increased by $1.0 million primarily due to:

Revenues

Management fees were $27.6 million for the six months ended June 30, 2012, an increase of $1.9 million, compared to $25.7 million for the six months ended June 30, 2011. Management fees increased $1.9 million as a result of (i) a $1.9 million increase due to an increase in Newcastle AUM resulting from their equity raises and (ii) a $1.3 million net increase in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012.  These increases were partially offset by a decrease of $1.3 million in management fees due to changes in foreign currency exchange rates.

Expenses

Expenses were $14.9 million for the six months ended June 30, 2012, a net increase of $0.9 million, compared to $14.0 million for the six months ended June 30, 2011. The net increase of $0.9 million in expenses was primarily attributable to (i) a $2.1 million net increase in compensation and benefits and (ii) $0.5 million of accruals for Principal Performance Payments. These increases to expenses were partially offset by a $1.7 million net decrease in corporate allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Three months ended June 30

Pre-tax distributable earnings decreased by $0.9 million primarily due to:

Revenues

Management fees were $13.1 million for the three months ended June 30, 2012, a decrease of $0.5 million, compared to $13.6 million for the three months ended June 30, 2011. Management fees decreased $0.5 million as a result of (i) a $1.0 million decrease due to changes in foreign currency exchange rates and (ii) a $0.6 million net decrease in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012.  These decreases were partially offset by an increase of $1.1 million in management fees due to an increase in Newcastle AUM resulting from their equity raises.

Expenses

Expenses were $7.2 million for the three months ended June 30, 2012, a net increase of $0.4 million, compared to $6.8 million for the three months ended June 30, 2011. The net increase of $0.4 million in expenses was primarily attributable to (i) a $0.7 million increase in general and administrative expenses primarily related to professional fees and (ii) a $0.2 million net increase in compensation and benefits.  These increases to expenses were partially offset by a $0.5 million net decrease in corporate allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$39,361	$55,922	$(16,561)	$19,194	$28,981	$(9,787)
Incentive Income	9,730	3,172	6,558	3,438	(18,556)	21,994
Segment revenues - total	$49,091	$59,094	$(10,003)	$22,632	$10,425	$12,207
Pre-tax distributable earnings	$7,100	$8,690	$(1,590)	$2,809	$(6,263)	$9,072

Six months ended June 30

Pre-tax distributable earnings decreased by $1.6 million primarily due to:

Revenues

Management fees were $39.4 million for the six months ended June 30, 2012, a net decrease of $16.6 million, compared to $55.9 million for the six months ended June 30, 2011. Management fees decreased $16.6 million primarily due to net decreases of $8.7 million, $8.3 million, and $1.1 million in management fees from the Fortress Macro Funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily as a result of net capital outflows and the closing of the Fortress Commodities Funds in May 2012. These decreases were partially offset by a $1.5 million increase in management fees from the Fortress Asia Macro Funds, which launched in March 2011.

Incentive income, which is determined on a fund—by-fund basis, was $9.7 million for the six months ended June 30, 2012, a net increase of $6.6 million, compared to $3.2 million for the six months ended June 30, 2011. Incentive income increased $6.6 million primarily due to a net increase of $6.4 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance and an increase of $2.9 million in the incentive income generated by the Fortress Asia Macro Funds as a result of higher returns and AUM as compared to the prior comparative period.  These increases in incentive income were partially offset by decreases of $2.0 million, $0.5 million and $0.3 million in the incentive income generated by the Fortress Commodities Funds (including related managed accounts), Drawbridge Global Macro Funds and Fortress Partners Funds, respectively.  These decreases were a result of all capital eligible for incentive income remaining below its respective high water mark.

Expenses

Expenses were $42.0 million for the six months ended June 30, 2012, a net decrease of $8.4 million, compared to $50.4 million for the six months ended June 30, 2011. The decrease of $8.4 million in expenses was primarily attributable to net decreases of (i) $8.4 million in compensation and benefits, which includes a decrease of $4.4 million in profit sharing compensation expense, and (ii) $0.8 million in general and administrative and corporate allocable expenses.  These decreases to expenses were partially offset by $0.8 million of accruals for Principal Performance Payments.

Three months ended June 30

Pre-tax distributable earnings increased by $9.1 million primarily due to:

Revenues

Management fees were $19.2 million for the three months ended June 30, 2012, a net decrease of $9.8 million, compared to $29.0 million for the three months ended June 30, 2011. Management fees decreased $9.8 million primarily due to net decreases of $4.5 million, $5.6 million, and $0.4 million in management fees from the Fortress Macro Funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily as a result of net capital outflows and the closing of the Fortress Commodities Funds in May 2012. These decreases were partially offset by a $0.7 million increase in management fees from the Fortress Asia Macro Funds as a result of net capital inflows and positive performance.

Incentive income, which is determined on a fund—by-fund basis, was $3.4 million for the three months ended June 30, 2012, a net increase of $22.0 million, compared to $(18.6) million for the three months ended June 30, 2011. Incentive income increased $22.0 million primarily due to net increases of (i) $15.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance as compared to the prior comparative period which included a reversal of incentive income as a result of negative returns, (ii) $5.5 million in the incentive income generated by the Fortress Commodities Funds (including related managed accounts) due to a reversal of incentive income as a result of negative returns in the second quarter of 2011 and (iii) $0.5 million in the incentive income generated by the Fortress Asia Macro Funds as a result of higher returns and AUM as compared to the prior comparative period.

Expenses

Expenses were $19.8 million for the three months ended June 30, 2012, a net increase of $3.1 million, compared to $16.7 million for the three months ended June 30, 2011. The increase of $3.1 million in expenses was primarily attributable to a net increase of $3.1 million in compensation and benefits. Compensation and benefits expense increased $3.1 million primarily due to (i) an increase of $5.1 million in profit sharing compensation expense, (ii) $0.3 million of accruals for Principal Performance Payments in 2012, and partially offset by (iii) a decrease of $2.3 million in other compensation and benefits. This net increase in compensation expense was partially offset by a decrease of $0.3 million in general and administrative and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$51,572	$61,203	$(9,631)	$25,942	$30,344	$(4,402)
Incentive Income	56,345	54,197	2,148	26,103	16,294	9,809
Segment revenues - total	$107,917	115,400	$(7,483)	$52,045	46,638	$5,407
Pre-tax distributable earnings	$43,837	$29,416	$14,421	$20,611	$10,888	$9,723

Six months ended June 30

Pre-tax distributable earnings increased by $14.4 million primarily due to:

Revenues

Management fees were $51.6 million for the six months ended June 30, 2012, a net decrease of $9.6 million, compared to $61.2 million for the six months ended June 30, 2011. Management fees decreased $9.6 million primarily due to (i) a $7.0 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $1.6 million decrease in management fees from the Value Recovery Funds and related assets due to investment distributions and (iii) a $0.8 million net decrease in management fees primarily from the Drawbridge Special Opportunities Funds primarily as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $56.3 million for the six months ended June 30, 2012, a net increase of $2.1 million, compared to $54.2 million for the six months ended June 30, 2011. Incentive income increased $2.1 million primarily due to net increases of $2.4 million and $0.8 million in incentive income generated by the Drawbridge Special Opportunities Fund and Worden Funds, respectively.  These increases were partially offset by a $1.2 million decrease in incentive income from other investments.

Expenses

Expenses were $64.1 million for the six months ended June 30, 2012, a net decrease of $21.9 million, compared to $86.0 million for the six months ended June 30, 2011. The decrease of $21.9 million in expenses was primarily attributable to (i) a net decrease of $31.7 in allocable expenses primarily as a result of a change in expense allocation methodology and (ii) a net decrease of $2.1 million in general and administrative expenses primarily related to the advisory agreement which concluded in the third quarter of 2011.  These decreases in expenses were partially offset by (i) a net increase of $6.3 million in compensation and benefits, which includes an increase of $2.4 million in profit sharing compensation expense, and (ii) $5.6 million of accruals for Principal Performance Payments.

Three months ended June 30

Pre-tax distributable earnings increased by $9.7 million primarily due to:

Revenues

Management fees were $25.9 million for the three months ended June 30, 2012, a net decrease of $4.4 million, compared to $30.3 million for the three months ended June 30, 2011. Management fees decreased $4.4 million primarily due to (i) a $3.3 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $0.6 million decrease in management fees from the Value Recovery Funds and related assets due to investment distributions and (iii) a $0.4 million net decrease in management fees primarily from the Drawbridge Special Opportunities Funds primarily as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $26.1 million for the three months ended June 30, 2012, a net increase of $9.8 million, compared to $16.3 million for the three months ended June 30, 2011. Incentive income increased $9.8 million primarily due to (i) net increases of $8.5 million and $0.9 million in incentive income generated by the Drawbridge Special Opportunities Fund and Worden Funds, respectively, as a result of higher returns as compared to the prior comparative period and (ii) an increase of $0.3 million in incentive income from other investments.

Expenses

Expenses were $31.4 million for the three months ended June 30, 2012, a net decrease of $4.3 million, compared to $35.7 million for the three months ended June 30, 2011. The decrease of $4.3 million in expenses was primarily attributable to (i) a net decrease of $15.0 million in allocable expenses primarily as a result of a change in expense allocation methodology and (ii) a net decrease of $0.4 million in general and administrative expenses.  These decreases in expenses were partially offset by (i) a net increase of $8.3 million in compensation and benefits, which includes an increase of $4.9 million in profit sharing compensation expense, and (ii) $2.8 million of accruals for Principal Performance Payments.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment Revenues
Management Fees	$42,554	$32,636	$9,918	$20,676	$16,615	$4,061
Incentive Income	25,430	79,853	(54,423)	14,196	22,494	(8,298)
Segment revenues - total	$67,984	$112,489	$(44,505)	$34,872	$39,109	$(4,237)
Pre-tax distributable earnings	$7,089	$57,181	$(50,092)	$4,414	$18,990	$(14,576)

Six months ended June 30

Pre-tax distributable earnings decreased by $50.1 million primarily due to:

Revenues

Management fees were $42.6 million for the six months ended June 30, 2012, a net increase of $9.9 million, compared to $32.6 million for the six months ended June 30, 2011. Management fees increased by $9.9 million primarily due to (i) a $10.5 million net increase in management fees primarily attributable to net capital calls or commitments made after 2011, most notably in the Credit Opportunities Funds and the FCO Managed Accounts. These increases in management fees were partially offset by a $0.6 million net decrease in management fees attributable to the Long Dated Value Funds and Real Assets Funds, related to net capital distributions.

Incentive income was $25.4 million for the six months ended June 30, 2012, a net decrease of $54.4 million, compared to $79.9 million for the six months ended June 30, 2011. Incentive income decreased $54.4 million primarily due to a decrease of $69.5 million in incentive income generated primarily by Credit Opportunities Fund, Japan Opportunities Fund and a FCO Managed Account for the six months ended June 30, 2012 as compared to the prior comparative period.  These decreases were partially offset by an increase of $15.1 million in incentive income generated primarily by Credit Opportunities Fund II and a FCO Managed Account for the six months ended June 30, 2012 as compared to the prior comparative period.

Expenses

Expenses were $60.9 million for the six months ended June 30, 2012, a net increase of $5.6 million, compared to $55.3 million for the six months ended June 30, 2011. The increase of $5.6 million in expenses was primarily attributable to a net increase of $31.3 million in allocable expenses primarily related to a change in expense allocation methodology.  This increase was partially offset by (i) a net decrease of $24.1 million in compensation and benefits expense, primarily related to profit sharing compensation expense, and (ii) a net decrease of $1.6 million in general and administrative expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $14.6 million primarily due to:

Revenues

Management fees were $20.7 million for the three months ended June 30, 2012, a net increase of $4.1 million, compared to $16.6 million for the three months ended June 30, 2011. Management fees increased by $4.1 million primarily due to (i) a $4.3 million net increase in management fees primarily attributable to net capital calls or commitments made after the first quarter of 2011, most notably in the Credit Opportunities Funds and the FCO Managed Accounts. These increases in management fees were partially offset by a $0.2 million net decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Real Assets Funds.

Incentive income was $14.2 million for the three months ended June 30, 2012, a net decrease of $8.3 million, compared to $22.5 million for the three months ended June 30, 2011. Incentive income decreased $8.3 million primarily due to a decrease of $22.4 million in incentive income generated by Credit Opportunities Fund for the three months ended June 30, 2012 as compared to the prior comparative period.  This decrease was partially offset by an increase of $14.1 million in incentive income generated primarily by Credit Opportunities Fund II and a FCO Managed Account for the three months ended June 30, 2012 as compared to the prior comparative period.

Expenses

Expenses were $30.5 million for the three months ended June 30, 2012, a net increase of $10.4 million, compared to $20.1 million for the three months ended June 30, 2011. The increase of $10.4 million in expenses was primarily attributable to a net increase of $15.3 million in allocable expenses primarily related to a change in expense allocation methodology.  This increase was partially offset by (i) a net decrease of $4.6 million in compensation and benefits expense, primarily related to profit sharing compensation expense, and (ii) a net decrease of $0.3 million in general and administrative expenses.

Logan Circle

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment Revenues
Management Fees	$11,873	$9,827	$2,046	$6,223	$4,964	$1,259
Incentive Income	—	—	—	—	—	—
Segment revenues - total	$11,873	$9,827	$2,046	$6,223	$4,964	$1,259
Pre-tax distributable earnings (loss)	$(4,536)	$(9,003)	$4,467	$(2,018)	$(4,174)	$2,156

Six months ended June 30

Pre-tax distributable loss decreased by $4.5 million primarily due to:

Revenues

Management fees were $11.9 million for the six months ended June 30, 2012, a net increase of $2.0 million, compared to $9.8 million for the six months ended June 30, 2011. Management fees increased $2.0 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $16.4 million for the six months ended June 30, 2012, a net decrease of $2.4 million, compared to $18.8 million for the six months ended June 30, 2011. The decrease of $2.4 million in expenses was primarily attributable to (i) a net decrease of $1.0 million in compensation and benefits expense, (ii) a net decrease of $0.7 million in general and administrative expenses primarily as a result of a decrease in professional fees and (iii) a net decrease of $0.7 million in corporate allocable expenses as a result of a decrease in overall corporate expenses and a decrease in average headcount within Logan Circle.

Three months ended June 30

Pre-tax distributable loss decreased by $2.2 million primarily due to:

Revenues

Management fees were $6.2 million for the three months ended June 30, 2012, a net increase of $1.3 million, compared to $5.0 million for the three months ended June 30, 2011. Management fees increased $1.3 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $8.2 million for the three months ended June 30, 2012, a net decrease of $1.0 million, compared to $9.2 million for the three months ended June 30, 2011. The decrease of $1.0 million in expenses was primarily attributable to (i) a net decrease of $0.5 million in compensation and benefits expense, (ii) a net decrease of $0.2 million in general and administrative expenses primarily as a result of a decrease in professional fees and (iii) a net decrease of $0.3 million in corporate allocable expenses as a result of a decrease in overall corporate expenses and a decrease in average headcount within Logan Circle.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Six Months Ended June 30,		2012 vs. 2011	Three Months Ended June 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Pre-tax distributable earnings (loss)	$(2,082)	$471	$(2,553)	$(2,986)	$(6,916)	$3,930

Six months ended June 30

Pre-tax distributable earnings decreased by $2.6 million primarily due to:

·      a $6.7 million decrease in net investment income from realizations and the performance of our investments in our funds. The $6.7 million net decrease in investment income was due to a net decrease of $6.3 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and a net decrease of $0.4 million attributable to our investments in our hedge funds for the three months ended June 30, 2012 as compared to the prior comparative period;

·      a $0.5 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds for the six months ended June 30, 2012 as compared to the prior comparative period;

·      a $0.8 million increase in net investment income due to a net decrease in interest expense primarily due to (i) a decrease of $1.2 million primarily due to a decrease in average debt during the six months ended June 30, 2012 as compared to the prior comparable period, partially offset by (ii) an increase of $0.4 million in the amortization of financing costs;

·      a $0.5 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

·      a $3.6 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

Three months ended June 30

Pre-tax distributable earnings increased by $3.9 million primarily due to:

·      a $0.1 million decrease in net investment income from realizations and the performance of our investments in our funds. The $0.1 million net decrease in investment income was due to a net decrease of $1.0 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds partially offset by a net increase of $0.9 million attributable to our investments in our hedge funds for the three months  ended June 30, 2012 as compared to the prior comparative period;

·      a $0.5 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds for the three months ended June 30, 2012 as compared to the prior comparative period;

·      a $0.5 million increase in net investment income due to a net decrease in interest expense primarily due to (i) a decrease of $1.0 million primarily due to a decrease in average debt during the three months ended June 30, 2012 as compared to the prior comparable period, partially offset by (ii) an increase of $0.5 million in the amortization of financing costs;

·      a $0.1 million increase in net investment income due to a in an increase in dividend income earned from our direct investment in Newcastle common stock; and

·      a $3.1 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2012:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$59	$—	$59	$ N/A
Fund II	1,394	—	1,394	N/A
Fund III and Fund III Coinvestment	11,155	4,801	6,354	N/A
Fund IV and Fund IV Coinvestment	125,097	79,575	45,522	N/A
Fund V and Fund V Coinvestment	141,503	74,033	67,470	N/A
Long Dated Value Funds	19,534	13,643	5,891	N/A
Real Assets Funds	22,884	11,822	11,062	N/A
Credit Opportunities Funds	56,872	34,518	22,364	(10)
Mortgage Opportunities Funds	3,644	—	3,644	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	10,206	8,155	2,051	N/A
WWTAI	2,452	2,487	—	(35)
Real Estate Opportunities Funds	317	299	18	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	8,962	2,880	6,082	N/A
Brookdale (NYSE: BKD)	23,574	8,136	15,438	N/A
Private investment #1	241,989	207,357	34,632	N/A
Private investment #2	102,649	44,278	58,371	N/A
Castles
Eurocastle (EURONEXT: ECT)	89	78	11	N/A
Newcastle (NYSE: NCT)	6,872	667	6,205	N/A
Other
Hedge fund side pocket investments	106,575	82,462	26,189	(2,076)
Direct investments	125,544	69,462	56,180	(98)
Total	$1,011,371	$644,653	$368,937	$(2,219)

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments (and clawback obligations, if any) to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), amortization payments under our credit agreement, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2012, the receipt of approximately $131.4 million of management fees had been deferred, of which $12.2 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $61.8 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds and credit PE funds, which are subject to restrictions and to management’s judgment regarding the optimal timing of the monetization of underlying investments, as well as dates specified in our hedge funds’ operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management’s actions regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $184.2 million at June 30, 2012, our available draws under our credit facility of $56.7 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Adjusted EBITDA, as defined in our credit agreement) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to satisfy the amortization payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could, while potentially extending maturities, result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”).  Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates.  The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of June 30, 2012, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2012 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,581
FECI	1,551
WWTAI	5,029
Credit PE Funds
Credit Opportunities Fund	8,905
Credit Opportunities Fund II	4,805
Credit Opportunities Fund III	19,800
FCO Managed Accounts	56,730
Long Dated Value Fund I	460
Long Dated Value Fund II	1,685
Long Dated Value Fund III	161
LDVF Patent Fund	26
Real Assets Fund	21,133
Assets Overflow Fund	200
Japan Opportunity Fund	2,963
Japan Opportunity Fund II	6,507
Net Lease Fund I	243
Global Opportunities Fund	3,129
Life Settlements Fund	84
Life Settlements Fund MA	56
Real Estate Opportunities Fund	770
Real Estate Opportunities REOC Fund	181
Karols Development Co	352
Other	601
Total	$155,533

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

July 1 to December 31, 2012	$11,982
2013	23,538
2014	22,501
2015	20,637
2016	19,271
2017	2,372
Thereafter	215
Total	$100,516

Debt Obligations

As of June 30, 2012, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				June 30, 2012
	Face Amount and Carrying Value		Final Stated	Weighted Average	Weighted Average
Debt Obligation	June 30, 2012	December 31, 2011	Maturity	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	$—	$—
Term loan	189,278	261,250	Oct 2015	6.2%	2.4
Total	$189,278	$261,250		6.2%	2.4

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
(3)

Approximately $56.7 million was undrawn on the revolving debt facility as of June 30, 2012. The revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

Assuming no Free Cash Flow—based required repayments, our outstanding debt matures as follows as of June 30, 2012 (in thousands).

July 1 - December 31, 2012	$17,500
2013	35,000
2014	35,000
2015	101,778
Total	$189,278

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

During the three months ended June 30, 2012, the average face amount of our outstanding debt was approximately $206.9 million and the highest face amount outstanding at one time during this period was $252.5 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of June 30, 2012, the outstanding balance was approximately $303.6 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of June 30, 2012. In addition, Fortress Operating Group must not:

·                  Permit AUM (as defined in the 2010 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

·                  Permit the Consolidated Leverage Ratio (a measure of net outstanding debt compared to EBITDA, as defined in the 2010 Credit Agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

·                  Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the 2010 Credit Agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

·                  Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA after permitted tax distributions compared to required debt payments, or fixed charges, as defined in the 2010 Credit Agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the 2010 Credit Agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of June 30, 2012.

	June 30, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$35,643	(A)
Consolidated Leverage Ratio	< 2.75	0.77	(B)
Minimum Investment Assets Ratio	> 2.00	6.32	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.07	(B)

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

June 30, 2012
Outstanding debt (D)	$190.0
Plus: Outstanding letters of credit	3.3
Less: Cash (up to $50 million)	(50.0)
Net debt	$143.3

Twelve Months Ended
June 30, 2012
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(600.3)
Depreciation and amortization, interest expense and income taxes	63.8
Extraordinary or non-recurring gains and losses	—
Incentive Income Adjustment	(4.1)
Other Income Adjustment	(79.0)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	805.0
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$185.4
Permitted tax distributions	$53.8
Fixed charges	$63.6

(C)        Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $0.8 million of insurance financing.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated by reference herein.

Dividends / Distributions

On August 1, 2012, we declared a second quarter cash dividend of $0.05 per Class A share. The dividend is payable on August 20, 2012 to holders of record of our Class A shares on August 15, 2012. The aggregate amount of this dividend payment is approximately $10.8 million. In connection with this dividend, dividend equivalent payments of approximately $0.6 million will be paid to holders of restricted Class A share units.

On May 2, 2012, we declared a first quarter cash dividend of $0.05 per Class A share. The dividend was payable on May 21, 2012 to holders of record of our Class A shares on May 16, 2012. The aggregate amount of this dividend payment was approximately $10.7 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million were paid to holders of restricted Class A share units.

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

During the six months ended June 30, 2012, in addition to the distributions described above, Fortress Operating Group declared distributions of $14.4 million to the principals and a senior employee.  A pro rata distribution was also made to FIG Corp.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was ($73.5) million and $14.5 million during the six months ended June 30, 2012 and 2011, respectively.

Operating Activities — Comparative

Cash received for management fees decreased by $33.2 million from $235.5 million in 2011 to $202.3 million in 2012. Management fees are based on average AUM, which, based on a simple quarterly average, increased from 2011 to 2012 (private equity funds decreased by ($0.7) billion, Castles increased by $0.1 billion, liquid hedge funds decreased by ($1.4) billion, credit hedge funds decreased by ($0.6) billion, credit PE funds increased by $1.3 billion, and Logan Circle increased by $3.5 billion) as a result of capital raising, including new fund formation, capital acquisitions, and returns, offset by redemptions, capital distributions and losses. However, approximately $131.4 million of management fees were past due at June 30, 2012, as opposed to $85.6 million at June 30, 2011. Furthermore, the average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress’s alternative asset management businesses. In addition, management fees decreased $7.0 million related to an advisory agreement that concluded in the third quarter of 2011.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and managed accounts or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $71.5 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2012 and a decrease in cash incentive income received from the liquid managed accounts.

Cash paid for compensation decreased by $14.7 million from the six months ended June 30, 2011 compared to June 30, 2012. Bonuses and profit sharing payments are generally paid in February of the year following the year in which they are earned, so this change is primarily related to a decrease in bonuses and profit-sharing earned in 2011 compared to 2010. In addition, the timing of these annual compensation payments may cause our net cash flow from operations to be negative in early periods of a given year.

Cash paid for interest decreased approximately $0.7 million primarily due to a lower average debt balance of $234.0 million in 2012 compared to $276.2 million in 2011. The weighted average interest rate remained flat at 5.75% in 2012 and 2011.

In addition, Fortress made a payment of $13.6 million under the tax receivable agreement during the first six months of 2011, as compared to $8.9 million during the first six months of 2012.

Investing Activities

Our net cash flow provided by (used in) investing activities was $93.6 million and $102.8 million during the six months ended June 30, 2012 and 2011, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($36.6) million and ($57.8) million during the three months ended June 30, 2012 and 2011, respectively, (ii) distributions of capital from equity method investees of $136.1 million and $168.4 million during the six months ended June 30, 2012 and 2011, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($5.9) million and ($7.8) million during the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($169.1) million and ($100.0) million during the six months ended June 30, 2012 and 2011, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($43.8) million and ($55.8) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($31.9) million and ($52.1) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of less than $0.1 million and $12.9 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $21.4 million in 2012, and (v) our net borrowing and repayment activity.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2012. As of June 30, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private	Fortress			Credit	Credit	Investment
	Equity	Partners	Other Funds		Hedge	PE	Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	7%	5%	41%	80%	0%	3%	5%
2. Other observable market parameters	15%	23%	23%	20%	0%	0%	8%
3. Significant unobservable market parameters (A)	78%	72%	36%	0%	100%	97%	87%
Total	100%	100%	100%	100%	100%	100%	100%

(A)

A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 54% of our credit hedge funds’ and credit PE funds, respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of June 30, 2012, $10.6 billion of investments in our private equity funds, $1.5 billion of investments in our liquid hedge funds, $8.3 billion of investments in our credit hedge funds, and $6.7 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2012, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$3.5 million or ($6.1 million) (A)	$1.6 million	$15.3 million	$0.7 million or ($2.4 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$54.3 million	$9.8 million	$2.3 million	$10.3 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)      Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2012, $3.2 billion of such portfolio companies valued at level 3  were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2012 is the current reset date.

(B)        Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)        Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

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

2007	$74.9
2008	$48.0
2009	$24.8
2010	$77.6
2011: Estimated	$45.3

2012 - 2015: Average Required	$65.0
2016 - 2021: Average Required	$81.4

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

The following elements of the accounting for equity-based compensation are subject to significant judgment and estimation:

·      the determination of the grant date;

·      the estimated forfeiture factor;

·      the discount related to RSUs which do not entitle the recipients to dividend equivalents prior to the delivery of Class A shares. This discount was based on the estimated present value of dividends to be paid during the service period, which in turn was based on an estimated initial dividend rate, an estimated dividend growth rate and a risk-free discount rate of like term; and

·      the discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date. This discount was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility, term, dividend rate and risk-free discount rate.

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

See Note 9 to Part I, Item 1 “Financial Statements — Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of June 30, 2012, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $911.8 million as of December 31, 2011 to $878.0 million as of June 30, 2012.

Our operating lease agreement obligations decreased from $103.6 million at December 31, 2011 to $100.5 million at June 30, 2012.

Our debt obligations payable decreased from $294.5 million as of December 31, 2011 to $215.6 million as of June 30, 2012, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of June 30, 2012, which we refer to as intrinsic clawback, was $92.4 million as compared to $102.8 million at December 31, 2011.

Our estimated liability under the tax receivable agreement increased from $279.0 million at December 31, 2011 to $277.3 million at June 30, 2012.

Our outstanding capital commitments, including our commitments to our funds, have increased from $101.3 million as of December 31, 2011 to $155.5 million as of June 30, 2012.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

·                              the investment process of our private equity funds involves a detailed analysis of potential acquisitions, and asset management teams assigned to oversee the strategic development, financing and capital deployment decisions of each portfolio investment;

·                              our credit hedge funds, credit PE funds and Castles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

·                              our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying various risk management techniques to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of June 30, 2012 (in thousands):

Assets
Investments	$1,136,030

Liabilities
Debt obligations payable	$189,278

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2012, approximately 37% of the management fees earned from our alternative investment businesses were based on the NAV of the applicable funds.

·                              For private equity funds and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment period, with the exception of private equity funds formed after March 2006.  For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

·                              For Castles, management fees are not calculated based on NAV but instead a fee is charged based on the funds’ contributed capital.

·                              For hedge funds, other than the Value Recovery Funds and certain advisory engagements, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments and non-investment assets and liabilities of the funds. For the Value Recovery Funds and advisory engagements, management fees are based on realizations, which are not dependent on current estimated fair value, and, in some cases, a fixed fee. For certain managed assets within the Value Recovery Funds, management fees are dependent on a defined gross asset value which is not directly dependent on current estimated fair value.

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

·                              Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2012 would increase or decrease future incentive income by $213.9 million or ($120.7) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

·                              Incentive income from the Castles is not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans and securities), except for certain items (for example, the unrealized gain or loss on non-hedge derivatives).

·                              Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on June 30, 2012 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2012 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$5.7	$ N/A	(E)	$66.4	$5.7	$ N/A	(E)	$ N//A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	7.3	N/A	(G)	17.2	7.3	47.6		6.7
Credit
Hedge Funds	10.3	N/A	(G)	2.3	10.3	59.9		2.2
PE Funds	0.7	N/A	(E)	11.2	0.7	N/A	(E)	N/A
Total	$24.0	$—		$97.1	$24.0	$107.5		$8.9

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(8.3)	$ N/A	(E)	$(66.4)	$(8.3)	$ N/A	(E) (F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(7.3)	N/A	(G)	(17.2)	(7.3)	(8.8)		(6.7)
Credit
Hedge Funds	(10.3)	N/A	(G)	(2.3)	(10.3)	(53.0)		(2.2)
PE Funds	(2.4)	N/A	(E)	(11.2)	(2.4)	N/A	(E) (F)	N/A	(F)
Total	$(28.3)	$—		$(97.1)	$(28.3)	$(61.8)		$(8.9)

(A)                  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                    Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.8 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                    The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $5.4 million.

(D)                   Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $5.4 million and compensation and benefits by approximately $0.7 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

(G)                    For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by credit hedge funds in funds managed by external managers.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2012, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of June 30, 2012, we had a $0.1 million investment in Eurocastle and a $55.1 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $27.7 million investment in Karols Development Co. and $5.8 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2012, we estimate the gains and losses for the six months ended June 30, 2012 in relation to the value of the investments would increase by approximately $10.1 million or decrease by approximately $10.2 million. In addition, we held $16.1 million of foreign-denominated cash as of June 30, 2012.

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

Our current credit agreement contains a number of restrictive covenants and requires significant amortization payments over the next several years, which collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. Our current credit agreement includes financial covenants that we:

·      not exceed a total leverage ratio or a fixed charge coverage ratio;

·      maintain a minimum AUM; and

·                  maintain a minimum ratio of investment assets to funded indebtedness.

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

Finally, we rely on third-party service providers for certain aspects of our business, including certain financial operations of our hedge funds. In particular, we rely heavily on the services of third-party administrators in our hedge fund businesses, on the general ledger software provider for a number of our funds, and on third parties to provide critical front- and back-office systems support to Logan Circle. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle, could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, regulators, and residents of senior living facilities that we manage (since July 2012). We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits.  Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations, relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments.  It is likely that we would be brought into any lawsuit that involves a fund-related issue.

Lawsuits or investigations in which we may become involved could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit.  We could potentially be found liable for significant damages.  For instance, in a lawsuit based on an allegation of negligent management of any of our funds, plaintiffs could potentially recover damages in an amount equal to the fund’s investment losses.  In general, the applicable standard of care in our contracts with fund or account investors is gross negligence or willful misconduct.  However, the majority of the capital in our Logan Circle business is managed under a negligence or reasonable person standard of care, which is more favorable to plaintiffs.

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

As part of the Dodd-Frank Act, so-called “whistleblower” provisions have been enacted that will entitle persons who report alleged wrongdoing to the SEC to cash rewards.  We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds.  Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, may adversely affect our business.  The Act imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate.  These rules address, among other things, the following topics:

·                  oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

·                  regulation by the Federal Reserve of non-bank institutions;

·                  prohibitions on insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds;

·                  new registration, recordkeeping and reporting requirements for private fund investment advisers;

·                  exchange-trading of OTC derivatives;

·                  minimum equity retention requirements for issuers of asset-backed securities;

·                  the establishment of a new bureau of consumer financial protection;

·                  new requirements and higher liability standards on credit rating agencies; and

·                  increased disclosure of executive compensation and mandatory shareholder votes on executive compensation.

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940 and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight.  For example, Springleaf Finance Inc. is in the consumer finance industry and Nationstar Mortgage is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation.  Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments).  In addition, as a manager of senior living facilities (since July 2012), we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid.  As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities in Singapore, Australia and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing (such as insider trading) has the potential to create a material adverse effect on companies in our industry.

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. Approximately one-third of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business.

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

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. The Directive additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines.  The final details of AIFMD were agreed in May 2011. However, implementing legislation at an EU and national level has not yet been issued and is unlikely to be made available for review before October 2012. It is anticipated that the applicable new laws will come into force by July 2013, but until the details of the implementing legislation are finalized we will not know what the impact will be on our business.  However, such laws could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility, restrict the size of EU-based funds and generally hamper our ability to grow our business in Europe.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities the management of our Castles and our other activities, such as our management of senior living facilities on behalf of Newcastle (since July 2012). Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services.  Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage — or be accused of engaging — in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of approximately 800 on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Additionally, public state pension plans and retirement systems considering an investment in our funds may require us to make certain representations, warranties and covenants with respect to the use of placement agents, political donations and gifts to state employees. A misrepresentation or breach of such covenants could result in damage to our reputation or in such investors seeking recovery of losses, withdrawal of their investment, repayment of management fees or liquidated damages, any of which could cause our revenues and earnings to decline.

The alternative investment management business is intensely competitive.

The recession of the past few years increased the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry.  When trying to raise new capital, we will therefore be competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of new investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

·                  investment performance;

·                  investors’ liquidity and willingness to invest;

·                  investor perception of investment managers’ drive, focus and alignment of interest;

·                  changing, often attenuated decision making processes used by investors;

·                  our actual or perceived financial condition, liquidity and stability;

·                  the quality and mix of services provided to, and the duration of relationships with, investors;

·                  our business reputation; and

·                  the level of fees and expenses charged for services.

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

·                  investors may develop concerns that we will allow a business to grow to the detriment of its performance;

·                  investors may reduce their investments with us or not make additional investments with us based upon dissatisfaction with our investment performance, market conditions, their available capital or their perception of the health of our business;

·                  some of our competitors have greater capital, a lower cost of capital, better access to financing, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

·                  some of our competitors may have greater technical, marketing and other resources than we possess;

·                  some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

·                  some of our competitors may agree to more restrictive terms or policies (such as those related to electoral donations or a different standard of care) than we feel comfortable agreeing to, which would allow them to compete for the capital being invested by entities wishing to impose such terms;

·                  some of our funds may not perform as well as competitor funds or other available investment products;

·                  our competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment, particularly if conditions in the debt markets increase our financing costs or make debt financing generally unavailable or cost prohibitive;

·                  some investors may prefer to invest with an investment manager that is not publicly traded; and

·                  other industry participants continuously seek to recruit our investment professionals, particularly our top performers, away from us.

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

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between old and new lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. In July 2012, our workforce grew by approximately 800 employees when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

Our continued growth will depend, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges:

·      maintaining adequate accounting, financial, compliance, trading and other business controls,

·      implementing new or updated information, financial and disclosure systems and procedures, and

·                  recruiting, training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business.

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of Newcastle and another owner of senior living facilities. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity.  For example, in April 2010 we acquired Logan Circle, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses.  In addition, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors.  If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

The investment performance of our flagship liquid hedge fund is down approximately 4.0% as of July 27, 2012 from the date on which such fund last earned incentive income.

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

Under our credit agreement, we have a $60 million revolving credit facility (including a $25 million letter of credit subfacility) and a $189.3 million term loan facility.  As of June 30, 2012, we had a $189.3 million term loan outstanding and nothing outstanding under our revolving credit facility ($3.3 million of letters of credit were outstanding under the letter of credit subfacility). Borrowings under our revolving credit facility mature on October 7, 2013, and borrowings under our term loan facility mature on October 7, 2015. As our facilities mature, we will be required to either refinance them by entering into new facilities or issuing new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay them by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Moreover, with respect to the historical performance of our funds:

·                  the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

·                  the performance of a number of our funds that is calculated on the basis of net asset value of the funds’ investments reflects unrealized gains that may never be realized;

·                  our funds’ returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

·                  several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when a Fortress fund reduces its investment in them.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2012, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $131.4 million, of which $12.2 million has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $61.8 million. We anticipate that deferred receivables from our PE funds may continue to increase in the near future.

In addition, as a result of poor performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.2 billion during the period ended June 30, 2012 and $0.7 billion during the period ended June 30, 2011, and our credit hedge funds received $30.0 million and $0.0 million of return of capital requests from fee-paying investors during the periods ended June 30, 2012 and 2011, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commodities Funds in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2012, the cumulative clawback obligation to investors in these funds would be approximately $60.9 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The recent financial downturn adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

·      AUM to decrease, lowering management fees;

·      increases in costs associated with financial instruments;

·      adverse conditions for our portfolio companies (e.g., decreased revenues, liquidity pressures, increased difficulty in obtaining access to financing and complying with the terms of existing financings as well as increased financing costs);

·      lower investment returns, reducing incentive income or eliminating incentive income for a period of time;

·      reduced demand to purchase assets held by our funds, which would negatively affect the funds’ ability to realize value from such assets;

·      material reductions in the value of our private equity fund investments in portfolio companies, which would reduce our ability to realize incentive income from these investments;

·      difficulty raising additional capital;

·      investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

·      decreases in the carrying value of our principal investments.

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

Investors in our private equity and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of June 30, 2012, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

The decline in the financial markets during 2008, together with reduced liquidity in the credit markets and negative performance of many hedge funds, led to an increase in redemption requests from investors throughout the hedge fund industry, and a number of our funds were affected by this trend during 2008 and, to a lesser extent, 2009.  Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.2 billion during the period ended June 30, 2012 and $0.7 billion during the period ended June 30, 2011. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commodities Funds in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. There were $30.0 million and $0.0 million of return of capital requests from fee-paying investors for the credit hedge funds for the periods ended June 30, 2012 and 2011, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Many of our funds invest in securities, loans or other assets that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering or secondary public offering of shares of the portfolio company in which such investment is held.

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

Our fund investments, including investments by our funds of hedge funds in other hedge funds, are subject to numerous additional risks, including the following:

·                              Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager.

·                              Generally, there are few limitations on the execution of our funds’ investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds.  The execution of a particular fund’s strategy — for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements — may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

·                              Our funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

·                              Our funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

·                              Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the funds interact on a daily basis.

·                              The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

·                              Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. The Dodd-Frank Act will also give rise to a substantial set of new rules focused on the use of derivatives, which when fully formulated and enacted may lead to requirements to post additional capital or which may otherwise make our use of derivatives less efficient.

·                              Fund investments may also be subject to litigation, which could impact the value of the investment and harm the performance of one or more of our funds.

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

In addition, the shareholders agreement among us and the principals provides the principals, who are then employed by the Fortress Operating Group and who hold shares representing greater than 50% of the total combined voting power of all shares held by such principals, so long as the principals and their permitted transferees continue to hold more than 40% of the total combined voting power of our outstanding Class A and Class B shares, with approval rights over a variety of significant corporate actions, including:

·                  ten percent indebtedness: any incurrence of indebtedness, in one transaction or a series of related transactions, by us or any of our subsidiaries in an amount in excess of approximately 10% of the then existing long-term indebtedness of us and our subsidiaries;

·                  ten percent share issuance: any issuance by us, in any transaction or series of related transactions, of equity or equity-related securities that would represent, after such issuance, or upon conversion, exchange or exercise, as the case may be, at least 10% of the total combined voting power of our outstanding Class A and Class B shares other than (1) pursuant to transactions solely among us and our wholly owned subsidiaries, or (2) upon conversion of convertible securities or upon exercise of warrants or options, which convertible securities, warrants or options are either outstanding on the date of, or issued in compliance with, the shareholders agreement;

·                  investment of $250 million or more: any equity or debt commitment or investment or series of related equity or debt commitments or investments in an entity or related group of entities in an amount equal to or greater than $250 million;

·                  new business requiring investment in excess of $100 million: any entry by us or any of our controlled affiliates into a new line of business that does not involve investment management and that requires a principal investment in excess of $100 million;

·                  the adoption of a shareholder rights plan;

·                  any appointment of a chief executive officer or co-chief executive officer; or

·                  the termination without cause of the employment of a principal with us or any of our material subsidiaries.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

·  variations in our quarterly operating results or dividends, or a reversal of our decision to resume quarterly dividends;

·  failure to meet analysts’ earnings estimates;

·  sales by the company, key executives or other shareholders of a significant amount of our equity securities;

·  difficulty in complying with the provisions in our credit agreement such as financial covenants and amortization requirements;

·  publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

·  additions or departures of our principals and other key management personnel or lack of certainty about our principals’ employment agreements, whose term ends in January 2017;

·  adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

·  actions by shareholders;

·  changes in market valuations of similar companies;

·  speculation in the press or investment community;

·  changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

·  litigation or governmental investigations or regulatory activities;

·  fluctuations in the performance or share price of other alternative asset managers;

·  poor performance or other complications affecting our funds or current or proposed investments;

·  adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

·  general market and economic conditions; and

·  dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2012, we had 514,620,559 outstanding Class A shares on a fully diluted basis, including 61,881,541 resulting from vested equity compensation granted pursuant to our equity incentive plan, 28,643,002 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 10,333,334 restricted FOG partnership units granted to a senior employee pursuant to our equity incentive plan, 828,211 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 71,733,146 Class A shares that remain available for future grant under our equity incentive plan. Approximately 8.7 million, 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2012, 2011 and 2010, respectively, and became eligible for resale by the holders, and a similar amount will vest on January 1, 2013. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

As of June 30, 2012, our principals directly owned an aggregate of 300,273,852 Fortress Operating Group units and also owned an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the New York Stock Exchange rules and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including requirements that:

·  a majority of our board of directors consist of independent directors;

·  we have a nominating/corporate governance committee that is composed entirely of independent directors; and

·  we have a compensation committee that is composed entirely of independent directors.

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

Any dividends paid on Class A shares will not take into account a shareholder’s particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon their share of our net taxable income. In addition, the actual amount and timing of dividends will always be subject to the discretion of our board of directors. In particular, the amount and timing of dividends will depend upon a number of factors, including, among others:

·  our actual results of operations and financial condition;

·  restrictions imposed by our operating agreement or applicable law;

·  restrictions imposed by our credit agreements;

·  reinvestment of our capital;

·  the timing of the investment of our capital;

·  the amount of cash that is generated by our investments or to fund liquidity needs;

·  levels of operating and other expenses;

·  contingent liabilities; or

·  factors that our board of directors deems relevant.

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

10.9	Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP.

10.10	First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP).

10.11	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.12

Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.13	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.14

Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.15

Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.16

Separation Agreement and General Release dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (File No. 001-33294), Exhibit 10.14).

10.17	Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s

Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.18

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

10.19

Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.20

Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.21

Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.22

Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.23

Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.24

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

August 2, 2012

By:	/s/ Randal A, Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 2, 2012

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

August 2, 2012