Form 10-Q
period 2012-09-30
Fortress Investment Group LLC
filed 2012-11-02
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Class A Shares: 220,367,578 outstanding as of October 30, 2012.

Class B Shares: 298,723,852 outstanding as of October 30, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands)

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and cash equivalents	$253,731	$333,166
Due from affiliates	289,889	298,689
Investments	1,199,622	1,079,777
Deferred tax asset	379,372	400,196
Other assets	102,787	108,858
	$2,225,401	$2,220,686

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$222,719	$247,024
Due to affiliates	345,009	354,158
Deferred incentive income	245,957	238,658
Debt obligations payable	180,528	261,250
Other liabilities	81,193	57,204
	1,075,406	1,158,294

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 220,188,973 and 189,824,053 shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 298,723,852 and 305,857,751 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Paid-in capital	2,048,874	1,972,711
Retained earnings (accumulated deficit)	(1,508,043)	(1,484,120)
Accumulated other comprehensive income (loss)	(2,175)	(1,160)
Total Fortress shareholders’ equity	538,656	487,431
Principals’ and others’ interests in equity of consolidated subsidiaries	611,339	574,961
Total equity	1,149,995	1,062,392
	$2,225,401	$2,220,686

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Management fees: affiliates	$112,806	$118,353	$336,935	$353,269
Management fees: non-affiliates	10,762	18,865	32,534	47,641
Incentive income: affiliates	5,976	14,754	38,994	44,361
Incentive income: non-affiliates	788	266	1,564	1,251
Expense reimbursements from affiliates	49,636	42,350	138,317	130,337
Other revenues (affiliate portion disclosed in Note 6)	1,555	1,071	3,885	5,433
	181,523	195,659	552,229	582,292
Expenses
Interest expense	3,375	4,583	11,877	13,883
Compensation and benefits	181,421	158,426	537,267	535,259
Principals agreement compensation (expired in 2011)	—	279,623	—	751,749
General, administrative and other	31,004	34,165	93,365	109,545
Depreciation and amortization	4,982	23,767	11,718	30,114
	220,782	500,564	654,227	1,440,550
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(2,228)	(15,229)	29,542	(26,751)
Tax receivable agreement liability adjustment	—	—	(6,935)	(116)
Earnings (losses) from equity method investees	52,034	(64,483)	110,417	26,417
	49,806	(79,712)	133,024	(450)
Income (Loss) Before Income Taxes	10,547	(384,617)	31,026	(858,708)
Income tax benefit (expense)	(3,881)	2,712	(34,251)	(24,493)
Net Income (Loss)	$6,666	$(381,905)	$(3,225)	$(883,201)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,958	$(239,847)	$20,698	$(543,175)
Net Income (Loss) Attributable to Class A Shareholders	$708	$(142,058)	$(23,923)	$(340,026)
Dividends declared per Class A share	$0.05	$—	$0.15	$—

Earnings Per Class A share
Net income (loss) per Class A share, basic	$0.00	$(0.76)	$(0.12)	$(1.85)
Net income (loss) per Class A share, diluted	$(0.04)	$(0.83)	$(0.13)	$(1.88)
Weighted average number of Class A shares outstanding, basic	220,641,776	190,006,987	212,297,285	185,373,605
Weighted average number of Class A shares outstanding, diluted	520,039,541	495,864,738	517,431,334	492,396,969

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Comprehensive income (loss) (net of tax)
Net income (loss)	$6,666	$(381,905)	$(3,225)	$(883,201)
Foreign currency translation	168	815	(884)	917
Comprehensive income (loss) from equity method investees	(1,066)	559	(1,157)	1,397
Total comprehensive income (loss)	$5,768	$(380,531)	$(5,266)	$(880,887)
Comprehensive income (loss) attributable to principals’ and others’ interests	$5,331	$(239,149)	$19,462	$(541,691)
Comprehensive income (loss) attributable to Class A shareholders	$437	$(141,382)	$(24,728)	$(339,196)

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	24,177	24,177
Distributions to principals’ and others’ interests in equity	—	—	(189)	—	—	(189)	(60,159)	(60,348)
Dividends declared	—	—	(31,359)	—	—	(31,359)	—	(31,359)
Dividend equivalents accrued in connection with equity-based compensation	—	—	(548)	—	—	(548)	(841)	(1,389)
Conversion of Class B shares to Class A shares	17,467,232	(17,467,232)	22,362	—	(196)	22,166	(22,166)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,653	—	—	9,653	4	9,657
Director restricted share grant	257,918	—	344	—	—	344	500	844
Capital increase related to equity-based compensation, net	12,639,770	10,333,333	61,604	—	—	61,604	89,683	151,287
Dilution impact of Class A share issuance	—	—	14,296	—	(14)	14,282	(14,282)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(23,923)	—	(23,923)	20,698	(3,225)
Foreign currency translation	—	—	—	—	(507)	(507)	(377)	(884)
Comprehensive income (loss) from equity method investees	—	—	—	—	(298)	(298)	(859)	(1,157)
Total comprehensive income (loss)						(24,728)	19,462	(5,266)
Equity - September 30, 2012	220,188,973	298,723,852	$2,048,874	$(1,508,043)	$(2,175)	$538,656	$611,339	$1,149,995

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(3,225)	$(883,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,718	30,114
Other amortization and accretion	1,467	1,119
(Earnings) losses from equity method investees	(110,417)	(26,417)
Distributions of earnings from equity method investees	32,621	19,775
(Gains) losses	(29,542)	26,751
Deferred incentive income	(36,931)	(40,146)
Deferred tax (benefit) expense	32,107	2,924
Reversal of forfeited non-cash compensation	(1,705)	—
Options received from affiliates	(21,524)	(12,615)
Tax receivable agreement liability adjustment	6,935	116
Equity-based compensation	162,372	930,869
Options in affiliates granted to employees	3,378	—
Allowance for doubtful accounts	485	5,037
Cash flows due to changes in
Due from affiliates	(66,183)	(55,539)
Other assets	601	20,780
Accrued compensation and benefits	(4,276)	(19,835)
Due to affiliates	1,404	(9,601)
Deferred incentive income	43,382	99,239
Other liabilities	23,061	31,852
Net cash provided by (used in) operating activities	45,728	121,222
Cash Flows From Investing Activities
Contributions to equity method investees	(52,573)	(69,923)
Distributions of capital from equity method investees	137,015	179,258
Purchase of fixed assets	(7,367)	(13,350)
Net cash provided by (used in) investing activities	77,075	95,985
Cash Flows From Financing Activities
Repayments of debt obligations	(80,722)	(7,500)
Repurchase of RSUs (Note 8)	(7,522)	—
Dividend and dividend equivalents paid	(32,803)	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	429	13,074
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(81,620)	(119,675)
Net cash provided by (used in) financing activities	(202,238)	(114,101)
Net Increase (Decrease) in Cash and Cash Equivalents	(79,435)	103,106
Cash and Cash Equivalents, Beginning of Period	333,166	210,632
Cash and Cash Equivalents, End of Period	$253,731	$313,738
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$10,198	$12,049
Cash paid during the period for income taxes	$5,623	$7,793
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$23,598	$58,865
Investments of receivable amounts into Fortress Funds	$74,636	$143,800
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$7,876	$2,805

See notes to consolidated financial statements

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

4)             Logan Circle Partners, L.P. (“Logan Circle”), which represents Fortress’s traditional, fixed income asset management business.

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Private Equity
Private Equity Funds
Management fees - affil.	$29,891	$30,333	$89,148	$101,443
Management fees - non-affil.	112	—	283	—
Incentive income - affil.	708	4,440	1,815	7,906

Castles
Management fees - affil.	13,744	12,277	38,427	36,312
Management fees, options - affil.	8,298	5,594	21,524	12,615
Management fees - non-affil.	359	1,668	3,563	3,606
Incentive income - affil.	—	—	—	—

Liquid Hedge Funds
Management fees - affil.	14,783	23,715	47,946	70,262
Management fees - non-affil.	3,395	4,223	9,592	13,598
Incentive income - affil.	563	239	1,436	2,299
Incentive income - non-affil.	188	—	312	985

Credit Funds
Credit Hedge Funds
Management fees - affil.	24,688	26,914	76,005	80,548
Management fees - non-affil.	58	8,004	313	15,573
Incentive income - affil.	466	34	1,749	2,182
Incentive income - non-affil.	—	—	130	—
Credit PE Funds
Management fees - affil.	21,402	19,520	63,885	52,089
Management fees - non-affil.	36	30	108	97
Incentive income - affil.	4,239	10,041	33,994	31,974
Incentive income - non-affil.	600	266	1,122	266
Logan Circle
Management fees - non-affil.	6,802	4,940	18,675	14,767

Total
Management fees - affil.	$112,806	$118,353	$336,935	$353,269
Management fees - non-affil.	$10,762	$18,865	$32,534	$47,641
Incentive income - affil. (A)	$5,976	$14,754	$38,994	$44,361
Incentive income - non-affil.	$788	$266	$1,564	$1,251

(A) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2012 and 2011. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $108.0 million and $46.1 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2012 and 2011, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2012 and 2011, Fortress recognized $34.0 million and $32.0 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception to date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2011	$823,097	$(584,439)	$238,658	$202,805
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	393,152
Distribution of private equity incentive income	44,230	N/A	44,230	(44,230)
Recognition of previously deferred incentive income	N/A	(36,931)	(36,931)	N/A
Deferred incentive income as of September 30, 2012	$867,327	$(621,370)	$245,957	$551,727

(A)       All related contingencies have been resolved.

(B)       Reflected on the balance sheet.

(C)       At September 30, 2012, the net undistributed incentive income is comprised of $642.4 million of gross undistributed incentive income, net of $90.7 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2012 at their net asset values.

(D)       From inception to September 30, 2012, Fortress has paid $365.1 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9  million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $642.4 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $254.8 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of September 30, 2012:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(808,344)	$11,418	N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,015,943	(2,784,118)	84,153	1,852,328	—	N/A	15,868	$332,907	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	135,374	1,421,166	—	N/A	—	287,024	43,214	7,374	4,722
Fund III (2004)	Jan-15	2,762,993	(1,414,198)	2,062,904	714,109	1,410,045	695,936	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(156,926)	124,273	7,551	175,998	168,447	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(119,598)	3,966,340	446,377	1,832,624	1,386,247	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(12,651)	697,363	(52,682)	394,664	447,346	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(27,579)	3,709,087	(367,048)	1,484,658	1,851,706	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(140)	587,345	(402,992)	397,992	800,984	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,612)	494,114	(220,502)	678,756	899,258	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	202,563	(108,731)	194,596	303,327	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(56,897)	(781,417)	393,565	1,174,982	—	—	—	—	—
FHIF (2006)	Jan-17	1,528,480	(63,169)	2,205,050	739,739	759,927	20,188	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(157)	835,441	(147,181)	475,678	622,859	—	—	—	—	—
								$15,868	$849,270	$126,564	$90,724	$59,871
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$65,310	$(1,285)	$63,989	$(36)	$2,146	$2,182	$—	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

						Current	Gain to Cross			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(64,822)	$275,779	$73,276	$104,345	$31,069	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	273,147	(107,074)	202,218	36,145	83,750	47,605	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	342,643	(137,043)	293,512	87,912	—	N/A	12,432	3,452	—	—	—
LDVF Patent Fund (2007)	Nov-27	43,221	(9,061)	54,776	20,616	—	N/A	1,372	461	—	—	—
Real Assets Fund (2007)	Jun-17	358,617	(243,342)	221,100	105,825	—	N/A	12,898	3,641	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,396,168	(5,756,710)	1,633,011	1,993,553	—	N/A	163,079	228,362	87,080	—	—
SIP Managed Account (2010)	Sep-20	11,000	(21,277)	8,058	18,335	—	N/A	1,612	2,055	—	—	—
Assets Overflow Fund (2008)	May-18	90,500	(112,344)	—	21,844	—	N/A	—	2,180	1,298	—	—
Japan Opportunity Fund (2009)	Jun-19	1,306,702	(835,880)	845,004	374,182	—	N/A	49,490	22,291	3,345	—	—
								$240,883	$262,854	$91,723	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$2,036,507	$(1,143,754)	$1,442,778	550,025	$—	N/A	$85,809	$22,020	$—	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	466,857	(3,343)	531,998	68,484	—	N/A	13,455	—	—	—	—
FCO Managed Account #1 (2008)	Oct-21	1,567,671	(1,302,403)	733,396	468,128	—	N/A	41,601	51,829	27,571	—	—
FCO Managed Account #2 (2010)	Jun-24	224,504	(72,140)	192,699	40,335	—	N/A	7,804	—	—	—	—
FCO Managed Account #3 (2010)	Jun-22	510,063	(224,548)	419,324	133,809	—	N/A	21,340	4,062	—	—	—
FCO Managed Account #4 (2010)	Apr-22	373,396	(81,443)	340,679	48,726	—	N/A	9,589	—	—	—	—
FCO Managed Account #5 (2012)	Sep-25	26,390	(40)	26,607	257	681	424	—	—	—	—	—
FCO Managed Account #6 (2012)	Mar-25	15,834	(11)	15,798	(25)	434	459	—	—	—	—	—
FCO Managed Account #7 (2012)	Mar-27	57,300	—	57,845	545	1,418	873	—	—	—	—	—
FCO Managed Account #8 (2012)	Mar-24	45,802	—	45,375	(427)	499	926	—	—	—	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	320,393	(44,045)	282,088	5,740	8,207	2,467	—	—	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	178,643	(23,702)	156,709	1,768	5,022	3,254	—	—	—	—	—
Net Lease Fund I (2010)	Feb-20	126,166	(20,777)	136,285	30,896	—	N/A	3,935	98	98	—	—
Global Opportunities Fund (2010)	Sep-20	223,338	(57,850)	189,431	23,943	—	N/A	4,685	—	—	—	—
Life Settlements Fund (2010)	Dec-22	318,652	(94,254)	236,621	12,223	33,560	21,337	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	26,187	(7,696)	19,341	850	2,752	1,902	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	106,083	(42,722)	74,434	11,073	—	N/A	960	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-24	14,804	(6,804)	9,795	1,795	—	N/A	198	—	—	—	—
								$189,376	$78,009	$27,669	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,610,124	$6,171	88.5%	$6,366	$355
Sidepocket investments (R)	26,614	13,950	N/A	438	—
Sidepocket investments - redeemers (S)	242,106	114,407	N/A	4,315	—
Managed accounts	680,514	—	100.0%	9,060	312

Asia Macro Funds (T)
Main fund investments	243,200	—	100.0%	4,021	1,078
Managed accounts	68,398	—	100.0%	278	—

Fortress Convex Asia Funds
Main fund Investments	25,192	808	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	112,491	42,319	0.1%	—	—
Sidepocket investments (R)	136,612	40,121	N/A	425	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$3,046,731	$—	100.0%	$82,547	$—
Sidepocket investments (R)	102,159	203	N/A	4,493	—
Sidepocket investments - redeemers (S)	251,662	79,945	N/A	3,275	—
Main fund investments (liquidating) (U)	1,438,492	106,321	93.6%	83,757	1,492
Managed accounts	15,174	34,782	0.0%	—	—

Worden Funds
Main fund investments	238,821	490	88.2%	5,763	—

Value Recovery Funds (V)
Managed accounts	24,024	4,983	0.0%	—	130

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

(J)           Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2012, Fortress held $45.9 million of such amounts on behalf of employees related to all of the private equity funds.

(K)       Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

(Q)       The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at September 30, 2012, as if they became realized, would not impact the amounts presented in the table.

(R)        Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2012, the undistributed incentive income from the Macro main fund would decrease by $0.6 million.

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

(V)        Excludes the Value Recovery Funds which had a NAV of $486.8 million at September 30, 2012. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

Private Equity Funds and Credit PE Funds

During the nine months ended September 30, 2012, Fortress formed new Private Equity and credit PE funds which had capital commitments as follows as of September 30, 2012:

Fortress	$45,050
Fortress’s affiliates	16,950
Third party investors	1,720,950
Total capital commitments	$1,782,950

In July 2012, Fortress formed a consolidated senior living property management subsidiary and has agreed to manage eleven senior living properties, including eight which are owned by Newcastle and three which are owned by third parties. Fortress will receive management fees equal to 6% of revenues (as defined in the agreements) for the first two years of the agreements and 7% thereafter. In addition, Fortress will receive reimbursement for certain expenses, including all of the compensation expense associated with the approximately 800 on-site employees. Upon the acquisition of the eight properties by Newcastle, which occurred in July 2012, Newcastle reimbursed Fortress for approximately $6.4 million of pre-acquisition expenditures.

In July 2012, Fortress and Fosun Group formed a joint venture, Shanghai Starcastle Senior Living Services Ltd. (“Starcastle”), to develop and operate senior living communities in China, in which Fortress has a 50% ownership interest. Starcastle has received approval from the Shanghai government to operate its first senior living community in China. As of September 30, 2012, Fortress’s investment in Starcastle was approximately $0.3 million and was included in the Private Equity Funds segment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Liquid Hedge Funds and Credit Hedge Funds

During the nine months ended September 30, 2012, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2012:

Liquid
Fortress	$24,405
Fortress’s affiliates	2,635
Third party investors	25,192
Total NAV (A)	$52,232

(A)      Or other fee paying basis, as applicable.

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2012	December 31, 2011
Equity method investees	$1,102,786	$1,034,721
Equity method investees, held at fair value (A)	66,520	34,530
Total equity method investments	1,169,306	1,069,251
Options in equity method investees	30,316	10,526
Total investments	$1,199,622	$1,079,777

(A) Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

Gains (losses) can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized gains (losses)	$57	$(478)	$548	$(3,597)
Net realized gains (losses) from affiliate investments	(65)	(221)	(106)	(518)
Net unrealized gains (losses)	(498)	1,495	(798)	2,873
Net unrealized gains (losses) from affiliate investments	(1,722)	(16,025)	29,898	(25,509)
Total gains (losses)	$(2,228)	$(15,229)	$29,542	$(26,751)

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Mark to fair value on publicly traded investments	$(1,726)	$(16,310)	$29,895	$(28,629)
Mark to fair value on derivatives	(498)	1,925	(866)	(194)
Mark to fair value on Logan Circle contingent consideration	—	291	—	3,122
Other	(4)	(1,135)	513	(1,050)
Total gains (losses)	$(2,228)	$(15,229)	$29,542	$(26,751)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Private equity funds, excluding NIH	$700,582	$626,515	$35,939	$(57,160)	$70,644	$12,358
NIH	1,195	1,251	50	43	159	(57)
Publicly traded portfolio companies (A)(B)	58,718	29,682	N/A	N/A	N/A	N/A
Newcastle (B)	7,724	4,770	N/A	N/A	N/A	N/A
Eurocastle (B)	78	78	N/A	N/A	N/A	N/A
Total private equity	768,297	662,296	35,989	(57,117)	70,803	12,301
Liquid hedge funds	177,473	204,892	7,295	(4,964)	14,050	3,747
Credit hedge funds	56,180	53,831	3,445	101	8,791	5,132
Credit PE funds	159,861	141,186	5,446	(2,133)	16,532	5,087
Other	7,495	7,046	(141)	(370)	241	150
	$1,169,306	$1,069,251	$52,034	$(64,483)	$110,417	$26,417

(A)  Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)   Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

       A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2012
	Private Equity			Liquid	Credit
	NIH	Other Funds	Private Equity Portfolio Companies and Castles(A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,251	$626,515	$34,530	$204,892	$53,831	$141,186	$7,046	$1,069,251
Earnings from equity method investees	159	70,644	N/A	14,050	8,791	16,532	241	110,417
Other comprehensive income from equity method investees	—	—	N/A	—	—	(1,589)	—	(1,589)
Contributions to equity method investees (C)	—	4,220	248	26,824	72,907	35,023	219	139,441
Distributions of earnings from equity method investees	—	—	N/A	(7,750)	(9,436)	(15,427)	(8)	(32,621)
Distributions of capital from equity method investees (C)	(215)	(2,089)	N/A	(60,543)	(69,913)	(15,846)	(3)	(148,609)
Total distributions from equity method investees	(215)	(2,089)	N/A	(68,293)	(79,349)	(31,273)	(11)	(181,230)
Mark to fair value - during period (B)	N/A	—	32,274	N/A	N/A	N/A	N/A	32,274
Translation adjustment	—	—	(532)	—	—	—	—	(532)
Dispositions	—	—	—	—	—	(18)	—	(18)
Reclassification to Due to Affiliates (D)	—	1,292	—	—	—	—	—	1,292
Investment, ending	$1,195	$700,582	$66,520	$177,473	$56,180	$159,861	$7,495	$1,169,306

Ending balance of undistributed earnings	$—	$54,524	N/A	$5,720	$4,196	$5,660	$2,066	$72,166

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

(A)      Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)        Recorded to Gains (Losses).

(C)        The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Nine Months Ended
	September 30, 2012
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$52,573	$137,015
Investments of receivable amounts into Fortress Funds	74,636	—
Change in distributions payable out of Fortress Funds	—	(389)
Net funded*	11,858	11,858
Other	374	125
Per Above	$139,441	$148,609

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

	Private Equity Funds excluding NIH
	September 30,	December 31,
	2012	2011
Assets	$15,785,050	$13,296,783
Debt	—	(45,291)
Other liabilities	(302,826)	(263,858)
Equity	$15,482,224	$12,987,634
Fortress’s Investment	$700,582	$626,515
Ownership (A)	4.5%	4.8%

	Nine Months Ended September 30,
	2012	2011
Revenues and gains (losses) on investments	$2,763,969	$849,622
Expenses	(140,842)	(195,974)
Net Income (Loss)	$2,623,127	$653,648
Fortress’s equity in net income (loss)	$70,644	$12,358

(A)      Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

	Liquid Hedge Funds (B)		Credit Hedge Funds		Credit PE Funds (C) (D)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011

Assets		$8,211,051	$9,421,582	$8,654,158	$8,944,826	$7,949,091
Debt		—	(3,521,834)	(2,910,711)	(163,014)	(57,602)
Other liabilities		(3,134,491)	(284,963)	(291,850)	(264,761)	(410,125)
Non-controlling interest		—	(4,517)	(9,794)	(12,036)	(9,182)
Equity	$4,369,332	$5,076,560	$5,610,268	$5,441,803	$8,505,015	$7,472,182
Fortress’s Investment	$177,473	$204,892	$56,180	$53,831	$159,861	$141,186
Ownership (A)	4.1%	4.0%	1.0%	1.0%	1.9%	1.9%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Revenues and gains (losses) on investments		$(78,441)	$929,106	$564,429	$1,384,905	$447,707
Expenses		(163,415)	(171,931)	(195,722)	(213,996)	(170,347)
Net Income (Loss)	$276,500	$(241,856)	$757,175	$368,707	$1,170,909	$277,360
Fortress’s equity in net income (loss)	$14,050	$3,747	$8,791	$5,132	$16,532	$5,087

(A)      Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)        In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the nine months ended June 30, 2012, the liquid hedge funds recorded $127.2 million of revenues and gains (losses) on investments, $107.8 million of expenses, and $19.4 million of net income (loss).

(C)        Includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended June 30, 2012 and 2011, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(D)       Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest. No reconsideration events occurred during the nine months ended September 30, 2012 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of September 30, 2012 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the nine months ended September 30, 2012:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	$489,407	$121,123	$2,862	(C)

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	September 30, 2012			December 31, 2011
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$11,643	$—	$1,195	$12,871	$—	$1,251	(C) (D)
Castles	7,170,060	5,480,654	46,431	7,374,735	6,568,462	22,384	(C) (D)
Liquid Hedge Funds	8,437,109	6,001,141	1,900	4,208,343	547,044	10,771	(C) (D)
Credit Hedge Funds	1,705,714	378,799	3,657	1,594,736	364,791	35,476	(C) (D)
Credit PE Funds	1,567,161	490,878	5,824	732,419	89,334	5,108	(C) (D)

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

FCF is an entity which provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of September 30, 2012, FCF’s gross assets were approximately $76.3 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $51.0 million at September 30, 2012, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

	Fair Value		Valuation Method
	September 30, 2012	December 31, 2011
Assets (within Investments)
Newcastle and Eurocastle common shares	$7,802	$4,848	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$58,718	$29,682	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$—	Level 3 - Option valuation models, adjusted for non-option characteristics
Total equity method investments carried at fair value	$66,520	$34,530

Newcastle and Eurocastle options	$30,316	$10,526	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$280	$1,236	Level 2 - See below

Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(3,605)	$—	Level 2 - Option valuation models using significant observable inputs.

(A)      The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities at a premium of 20%. As of September 30, 2012, it had a face amount of €1.2 million ($1.5 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value September 30, 2012	Notional Amount September 30, 2012	Gains/(Losses) Nine Months Ended September 30, 2012 (B)	Maturity Date
Foreign exchange option contract	Other Assets	$315	€20,000	$(580)	Feb-13
Foreign exchange option contract	Other Assets	(35)	€20,000	535	Feb-13

(A)      Fortress has a master netting agreement with its counterparty.

(B)        In addition, Fortress recorded a loss of $0.8 million during the nine months ended September 30, 2012 on contracts which expired in 2012.

The counterparty on these derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	September 30, 2012
	September 30,	December 31,	Interest	Stated	Amount	Weighted Average	Weighted Average
Debt Obligation	2012	2011	Rate	Maturity	Available for Draws	Funding Cost (A)	Maturity (Years)

Credit agreement (B)
Revolving debt (C)	$—	$—	LIBOR + 4.00% (D)	Oct-13	$56,713	—	—
Term loan	180,528	261,250	LIBOR + 4.00% (D)	Oct-15	N/A	6.2%	2.2
Total	$180,528	$261,250			$56,713	6.2%	2.2

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

(C)        The $60 million revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

(D)       With a minimum LIBOR rate of 1.75% and, in the case of the revolving debt, subject to unused commitment fees of 0.625% per annum.

In April 2012, Fortress made a $54.5 million Free Cash Flow-based payment on its credit facility. In connection with this payment, $0.6 million of deferred financing costs were expensed.

Management believes the fair value of this debt was approximately equal to its face amount at September 30, 2012 (based on counterparty inquiries, a level 3 valuation, see Note 4).

Fortress was in compliance with all of its debt covenants as of September 30, 2012. The following table sets forth the financial covenant requirements as of September 30, 2012.

	September 30, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$37,508	(A)
Consolidated Leverage Ratio	< 2.75	0.68	(B)
Minimum Investment Assets Ratio	> 2.00	7.40	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.40	(B)

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

In October 2012, Fortress repaid the term loan in full. See Note 11.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

Based on the value of the RSUs and RPUs which vested during the nine months ended September 30, 2012 and 2011, Fortress has estimated tax shortfalls of $30 million and $26.8 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current
Federal income tax expense (benefit)	$2,952	$9,565	$(2,634)	$14,398
Foreign income tax expense (benefit)	1,814	1,350	5,094	5,111
State and local income tax expense (benefit)	(275)	(950)	(316)	2,060
	4,491	9,965	2,144	21,569
Deferred
Federal income tax expense (benefit)	(520)	(12,436)	28,028	(1,035)
Foreign income tax expense (benefit)	(51)	1	956	239
State and local income tax expense (benefit)	(39)	(242)	3,123	3,720
	(610)	(12,677)	32,107	2,924
Total expense (benefit)	$3,881	$(2,712)	$34,251	$24,493

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2012	December 31, 2011
Total deferred tax assets	$468,549	$492,041
Valuation allowance	(89,177)	(91,845)
Net deferred tax assets	$379,372	$400,196
Total deferred tax liabilities (A)	$2,062	$199

(A) Included in Other Liabilities

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2011	$91,845
Changes due to FIG Corp ownership increases	3,867
Net decreases (A)	(6,535)
Valuation Allowance at September 30, 2012	$89,177

(A)      Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the nine months ended September 30, 2012, a net deferred income tax provision of less than $0.1 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.6 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

(ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. The establishment of these net deferred tax assets also increased additional paid-in capital.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the nine months ended September 30, 2012 through the delivery of vested RSUs and RPUs (Note 8). As a result of this increased ownership, the deferred tax asset was increased by $5.3 million with an offsetting increase of $1.6 million to the valuation allowance. In addition, the deferred tax asset was increased by $8.3 million, with an offsetting increase of $2.3 million to the valuation allowance, related to a step-up in the tax basis due to the share exchange which will result in additional tax deductions. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2012, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $17.5 million. During the nine months ended September 30, 2012, $8.7 million was paid under the tax receivable agreement relating to 2010. In October 2012, the remaining $8.8 million relating to 2010 was paid. In addition, during the nine months ended September 30, 2012, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $6.9 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

				Credit
	Private Equity		Liquid Hedge	Hedge
September 30, 2012	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$144,965	$4,641	$507	$5,170	$17,295	$—	$172,578
Expense reimbursements (A)	16,818	2,675	1,909	4,060	10,132	—	35,594
Expense reimbursements - FCF (B)	68,565	—	—	—	—	—	68,565
Dividends and distributions	—	226	—	—	—	—	226
Other	1,768	770	—	—	640	9,748	12,926
Total	$232,116	$8,312	$2,416	$9,230	$28,067	$9,748	$289,889

				Credit
	Private Equity		Liquid Hedge	Hedge
December 31, 2011	Funds	Castles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$95,267	$4,013	$696	$88,794	$15,901	$—	$204,671
Expense reimbursements (A)	9,065	2,174	5,200	5,337	6,315	—	28,091
Expense reimbursements - FCF (B)	58,146	—	—	—	—	—	58,146
Dividends and distributions	—	154	—	—	—	—	154
Other	518	669	—	—	1,483	4,957	7,627
Total	$162,996	$7,010	$5,896	$94,131	$23,699	$4,957	$298,689

(A)      Net of allowances for uncollectable management fees and expense reimbursements of $12.2 million and $5.6 million at September 30, 2012, respectively, and of $12.1 million and $5.1 million as of December 31, 2011, respectively. Allowances are recorded as General and Administrative expenses.

(B)        Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of September 30, 2012, amounts due from Fortress Funds recorded in Due from Affiliates included $144.8 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $67.4 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectable. The unreserved amounts are primarily due from five different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate. See Note 11 regarding the receipt of a significant portion of these amounts subsequent to September 30, 2012.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	September 30, 2012	December 31, 2011
Principals - Tax receivable agreement - Note 5	$277,351	$279,039
Principals - Principal Performance Payments - Note 7	13,419	—
Distributions payable on Fortress Operating Group units	7,876	29,423
Other	7,423	8,046
General partner liability - Note 9	38,940	37,650
	$345,009	$354,158

Other Related Party Transactions

For the nine months ended September 30, 2012 and 2011, Other Revenues included approximately $1.3 million and $2.0 million, respectively, of revenues from affiliates, primarily dividends.

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

This balance sheet caption was comprised of the following:

	September 30, 2012	December 31, 2011
Fortress Operating Group units held by the Principals and one senior employee	$550,459	$507,031
Employee interests in majority owned and controlled fund advisor and general partner entities	58,899	66,087
Other	1,981	1,843
Total	$611,339	$574,961

The Fortress Operating Group portion of these interests is computed as follows:

	September 30,	December 31,
	2012	2011
Fortress Operating Group equity (Note 12)	$1,017,083	$889,642
Less: Others’ interests in equity of consolidated subsidiaries (Note 12)	(60,880)	(67,930)
Total Fortress’ shareholders’ equity in Fortress Operating Group	$956,203	$821,712
Fortress Operating Group units outstanding (A)	298,723,852	305,857,751
Class A shares outstanding	220,188,973	189,824,053
Total	518,912,825	495,681,804
Fortress Operating Group as a percent of total (B)	57.6%	61.7%
Equity of Fortress Operating Group units held by Principals and one senior employee	$550,459	$507,031

(A)      Held by the Principals and one senior employee; exclusive of Class A shares.

(B)        As a result, the Registrant owned 42.4% and 38.3% of Fortress Operating Group as of September 30, 2012 and December 31, 2011, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fortress Operating Group units held by the Principals and one senior employee	$3,845	$(239,762)	$15,332	$(547,091)
Employee interests in majority owned and controlled fund advisor and general partner entities	2,098	45	5,228	3,876
Other	15	(130)	138	40
Total	$5,958	$(239,847)	$20,698	$(543,175)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Fortress	$708	$(142,058)	$(23,923)	$(340,026)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	2,929	—	22,167	3,845
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	3,579	5,275	14,280	13,137
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$7,216	$(136,783)	$12,524	$(323,044)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity-based compensation, per below	$49,349	$57,051	$162,372	$179,120
Profit-sharing expense, per below	37,018	13,125	97,249	89,027
Discretionary bonuses	46,410	46,458	140,846	141,708
Other payroll, taxes and benefits	48,644	41,792	136,800	125,404
	$181,421	$158,426	$537,267	$535,259

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding as of December 31, 2011	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75

Issued	6,821,847	2.96	—	—	257,918	3.18	—	—
Transfers	(1,794,043)	3.09	1,794,043	3.09	—	—	—	—
Converted to Class A shares	(13,261,221)	11.68	(1,293,693)	5.62	—	—	(4,340,000)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,427,415)	3.68	(40,990)	8.03	—	—	—	—

Outstanding as of September 30, 2012 (B)	22,009,632	$9.41	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75

			Three Months Ended September 30,		Nine Months Ended September 30,
			2012	2011	2012	2011
Expense incurred (B)
Employee RSUs			$24,839	$29,158	$91,446	$100,396
Non-Employee RSUs			228	(310)	609	113
Principal Performance Payments (C)			1,469	—	2,351	—
Restricted Shares (D)			—	38	24	327
STIP (E)			—	5,353	—	10,590
RPUs			22,813	22,812	67,942	67,694
Total equity-based compensation expense			$49,349	$57,051	$162,372	$179,120

(A)   Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value, discounted for the non-entitlement to dividends, per unit as of September 30, 2012 for awards granted to non-employees was $4.25. The closing trading price per share of Fortress’s Class A shares on such date was $4.42 per share.

(B)   In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2012 of $83.1 million, with a weighted average recognition period of 1.3 years. This does not include contingent amounts.

(C)   Described below. Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 2.0 million RSUs would be awarded as Principal Performance Payments.

(D)   Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.5 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively) and therefore are not included above.

(E)   STIP stands for Short Term Incentive Plan. In April 2011, one of the Principals entered into an agreement with a senior employee whereby such employee was due 2,857,143 Fortress Operating Group units from such Principal since the employee remained with Fortress until January 2012.  As a result of the service requirement, the fair value of these units was charged to compensation expense in 2011. The STIP was settled in 2012.

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

SEPTEMBER 30, 2012

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

In August 2011, Fortress’s Principals extended their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their prior employment agreements. Additionally, under a new compensation plan adopted by Fortress, the Principals receive payments (“Principal Performance Payments”) based on the performance of the existing AUM (as of December 31, 2011) of Fortress’s flagship hedge funds and on their success in raising and investing new funds in all businesses in 2012 and beyond. The Principal Performance Payments are comprised of a mix of cash and equity, with the equity component becoming larger as performance, and the size of the payments, increases.

Specifically, the new compensation plan calls for payments of 20% of the incentive income earned from existing flagship hedge fund AUM and either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in all businesses. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals’ respective businesses, are made in cash, and payments in excess of this threshold are made in restricted share units that will vest over three years.

The Principals’ new employment agreements contain customary post-employment non-competition and non-solicitation covenants. In order to ensure the Principals’ compliance with such covenants, 50% of the after-tax cash portion of any Principal Performance Payments are subject to mandatory investment in Fortress-managed funds, and such invested amounts serve as collateral against any breach of those covenants.

The accrual for the Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2012
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$546	$546
Liquid hedge fund business	206	1,579	1,785
Credit business	2,145	8,943	11,088
Total	$2,351	$11,068	$13,419

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Private equity funds	$262	$541	$672	$1,032
Castles	1	—	3,378	—
Liquid hedge funds	4,544	5,057	11,431	16,338
Credit hedge funds	19,710	(620)	46,488	24,001
Credit PE funds	8,347	8,147	24,212	47,656
Principal Performance Payments (A)	4,154	—	11,068	—
Total	$37,018	$13,125	$97,249	$89,027

(A)      Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	217,293,696	217,293,696	207,521,553	207,521,553
Fully vested restricted Class A share units with dividend equivalent rights	2,519,869	2,519,869	4,068,945	4,068,945
Fully vested restricted Class A shares	828,211	828,211	706,787	706,787
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	299,397,765	—	305,134,049
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	220,641,776	520,039,541	212,297,285	517,431,334
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$708	$708	$(23,923)	$(23,923)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(116)	(116)	(327)	(327)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	(108)	(108)	(327)	(327)
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(22,295)	—	(42,943)
Net income (loss) available to Class A shareholders	$484	$(21,811)	$(24,577)	$(67,520)
Weighted average shares outstanding	220,641,776	520,039,541	212,297,285	517,431,334
Basic and diluted net income (loss) per Class A share	$0.00	$(0.04)	$(0.12)	$(0.13)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share Units	16,426,317	21,556,226	19,212,189	24,233,838

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Class A shares (public shareholders)	217,293,696	186,675,357	207,521,553	179,704,474
Restricted Class A shares (directors)	828,211	570,293	722,413	506,213
Restricted Class A share units (employees) (A)	2,519,869	2,791,277	4,068,945	5,208,431
Restricted Class A share units (employees) (B)	6,434,147	13,820,478	6,667,917	14,104,896
Fortress Operating Group units (Principals and one senior employee)	299,397,765	305,857,751	301,815,314	304,487,344
Fortress Operating Group RPUs (one senior employee)	10,333,334	20,666,667	13,652,069	23,202,687
Total	536,807,022	530,381,823	534,448,211	527,214,045

	As of September 30, 2012	As of December 31, 2011
Class A shares (public shareholders)	219,360,762	189,253,760
Restricted Class A shares (directors)	828,211	570,293
Restricted Class A share units (employees) (A)	636,458	691,808
Restricted Class A share units (employees) (B)	6,434,147	13,667,930
Fortress Operating Group units (Principals and one senior employee)	298,723,852	305,857,751
Fortress Operating Group RPUs (one senior employee)	10,333,334	20,666,667
Total	536,316,764	530,708,209

(A)       Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)       Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2012, 8.7 million existing RSUs and 10.3 million existing RPUs vested and the related Class A and Class B shares, as applicable, were delivered, or, in certain cases, were delivered within six months of vesting pursuant to the plan documents. In March and August 2012, one senior employee exchanged an aggregate of 15,917,232 and 1,550,000, respectfully, FOG units and Class B shares for an equal number of Class A shares. A portion of the vested shares are generally sold to cover withholding tax requirements. In August of 2012, Fortress paid $7.5 million of withholding tax on behalf of employees and, therefore, issued only 3.5 million Class A shares in satisfaction of 5.4 million RSUs. This payment was treated as a financing activity on the statements of cash flows since it had the same accounting effect as if Class A shares were repurchased.

Dividends and distributions during the nine months ended September 30, 2012 are summarized as follows:

		Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$31,359	$—	$31,359
Dividend equivalents on restricted Class A share units (A)	—	1,444	—	1,444
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	27,561	15,550	7,559	23,109
Distributions to Fortress Operating Group RPU holders (Note 7) (B)	1,862	472	317	789
Total distributions	$29,423	$48,825	$7,876	$56,701

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

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

On August 1, 2012, Fortress declared a second quarter cash dividend of $0.05 per Class A share. The dividend was payable on August 20, 2012 to holders of record of Class A shares on August 15, 2012. The aggregate amount of this dividend was approximately $11.0 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million were paid to holders of restricted Class A share units.

On November 1, 2012, Fortress declared a third quarter cash dividend of $0.05 per Class A share. The dividend is payable on November 19, 2012 to holders of record of Class A shares on November 14, 2012. The aggregate amount of this dividend is approximately $11.0 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million will be paid to holders of restricted Class A share units.

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2012 was $38.9 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2012, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $154.1 million as of September 30, 2012, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under a number of operating leases for office space.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

October 1 to December 31, 2012	$6,308
2013	24,159
2014	23,044
2015	20,939
2016	19,355
2017	2,407
Thereafter	215
Total	$96,427

Rent expense, including operating expense escalations, during the nine months ended September 30, 2012 and 2011 was $18.9 million and $20.8 million, respectively, and was included in General, Administrative and Other Expense.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

In September 2012, Fortress sublet a portion of its office space at a loss. In connection with this, Fortress recorded lease related charges of $3.3 million.

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

SEPTEMBER 30, 2012

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

In January 2012, Fortress changed the method it uses to allocate expenses between its operating segments in order to match the method used in computing Principal Performance Payments (Note 7) under its new employment agreements with the Principals. Prior period segment results have not been restated for comparability since it is impractical to do so. The change in expense allocation methodology has no effect on aggregate segment expenses or distributable earnings. The primary impact of applying the current expense allocation methodology to the nine months ended September 30, 2011 would be a shift of approximately $46.7 million of expenses from the Credit Hedge Funds segment to the Credit PE Funds segment.

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

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of September 30, 2012:

			Prior Year-End	Current	Current
	Net	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Intrinsic	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund (A)	Clawback (B)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes
Fund II	$4,722	16 Quarters	$11,435	$(6,436)	$(4,121)	$7,314	(C)
Fund III	45,108	19 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	21 Quarters	10,041	—	—	10,041	(D)
Total	$59,871		$66,584	$(6,436)	$(4,121)	$62,463

(A)       Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, FCO Managed Account #1, Assets Overflow Fund, Net Lease Fund I and Japan Opportunity Fund.

(B)  See Note 2.

(C)       The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $2.6 million immediately prior to September 30, 2012. Based on the criteria determined by the CODM, management determined that no reversal of reserve was appropriate. In the aggregate, $4.1 million of reserve has been reversed in 2012.

(D)       The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination

During the nine months ended September 30, 2012, Fortress recorded $0.9 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of September 30, 2012, Fortress had $2.1 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2012, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $418.3 million, representing unrealized gains.

During the nine months ended September 30, 2012, Fortress recorded a $4.1 million net reversal of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2012 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $2.1 million.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

September 30, 2012 and the Nine Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$89,410	$41,615	$57,537	$76,319	$63,992	$18,675	$—	$—	$347,548
Incentive income	8,252	—	21,394	92,183	42,415	—	—	—	164,244
Segment revenues - total	$97,662	$41,615	$78,931	$168,502	$106,407	$18,675	$—	$—	$511,792
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$65,082	$19,650	$16,067	$76,277	$13,149	$(6,831)	$—	$131	$183,525
Fund management distributable earnings (loss)	$65,082	$19,104	$14,488	$67,363	$13,121	$(6,831)	$—	$131	$172,458
Pre-tax distributable earnings (loss)	$65,082	$19,104	$14,488	$67,363	$13,121	$(6,831)	$(1,718)	$131	$170,740
Total segment assets	$230,749	$7,627	$25,069	$98,217	$27,420	$31,340	$1,447,714	$479,304	$2,347,440
								(A)

(A) Unallocated assets include deferred tax assets of $379.4 million.

Three Months Ended September 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$30,004	$13,979	$18,176	$24,747	$21,438	6,802	$—	$—	$115,146
Incentive income	708	—	11,664	35,839	16,985	—	—	—	65,196
Segment revenues - total	$30,712	$13,979	$29,840	$60,586	$38,423	$6,802	$—	$—	$180,342
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$22,073	$6,450	$8,177	$26,791	$6,052	$(2,295)	$—	$—	$67,248
Fund management distributable earnings (loss)	$22,073	$6,369	$7,388	$23,526	$6,033	$(2,295)	$—	$—	$63,094
Pre-tax distributable earnings (loss)	$22,073	$6,369	$7,388	$23,526	$6,033	$(2,295)	$363	$—	$63,457

(B)   See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$101,443	$39,542	$83,859	$96,122	$52,187	$14,767	$—	$—	$387,920
Incentive income	(1,748)	—	4,526	49,923	99,666	—	—	—	152,367
Segment revenues - total	$99,695	$39,542	$88,385	$146,045	$151,853	$14,767	$—	$—	$540,287
Fund management distributable earnings (loss) before Principal Performance Payments	$69,878	$19,375	$14,291	$27,628	$80,776	$(12,669)	$—	$472	$199,751
Fund management distributable earnings (loss)	$69,878	$19,375	$14,291	$27,628	$80,776	$(12,669)	$—	$472	$199,751
Pre-tax distributable earnings	$69,878	$19,375	$14,291	$27,628	$80,776	$(12,669)	$(7,473)	$472	$192,278

Three Months Ended September 30, 2011

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal

Segment revenues
Management fees	$30,333	$13,819	$27,937	$34,919	$19,551	$4,940	$—	$—	$131,499
Incentive income	(3,077)	—	1,354	(4,274)	19,813	—	—	—	13,816
Segment revenues - total	$27,256	$13,819	$29,291	$30,645	$39,364	$4,940	$—	$—	$145,315
Fund management distributable earnings (loss) before Principal Performance Payments	$19,952	$7,630	$5,601	$(1,788)	$23,595	$(3,666)	$—	$(490)	$50,834
Fund management distributable earnings (loss)	$19,952	$7,630	$5,601	$(1,788)	$23,595	$(3,666)	$—	$(490)	$50,834
Pre-tax distributable earnings	$19,952	$7,630	$5,601	$(1,788)	$23,595	$(3,666)	$(7,944)	$(490)	$42,890

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Fund management distributable earnings	$63,094	$50,834	$172,458	$199,751
Investment income (loss)	3,658	(3,415)	9,926	6,288
Interest expense	(3,295)	(4,529)	(11,644)	(13,761)
Pre-tax distributable earnings	63,457	42,890	170,740	192,278

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(16,986)	$(19,813)	(42,416)	$(99,666)
Incentive income received from third parties, subject to contingent repayment	(273)	—	(1,674)	(988)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	5,547	14,747	36,931	40,146
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(708)	(1,461)	(1,815)	(2,790)
Incentive income from hedge funds, subject to annual performance achievement	(46,012)	3,193	(107,956)	(46,106)
Incentive income received from the sale of shares related to options	—	—	—	—
Reserve for clawback, gross (see discussion above)	—	4,538	(6,436)	4,538
	(58,432)	1,204	(123,366)	(104,866)
Adjust other income
Distributions of earnings from equity method investees**	(1,494)	(1,564)	(3,501)	(9,843)
Earnings (losses) from equity method investees**	47,706	(61,759)	99,649	21,527
Gains (losses) on options in equity method investees	(6,219)	(5,724)	(1,962)	(7,287)
Gains (losses) on other investments	3,996	(8,717)	31,060	(18,392)
Impairment of investments (see discussion above)	720	2,157	875	2,865
Adjust income from the receipt of options	8,298	5,594	21,524	12,615
	53,007	(70,013)	147,645	1,485
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(49,495)	(57,078)	(164,420)	(179,788)
Adjust employee portion of incentive income from private equity funds accrued prior to the realization of incentive income	—	(1,623)	2,316	(1,623)
	(49,495)	(58,701)	(162,104)	(181,411)

Adjust mark-to-market of contingent consideration in business combination	—	291	—	3,122
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(10)	(20,535)	(34)	(21,388)
Adjust Principals’ forfeiture agreement expense (expired in 2011)	N/A	(279,623)	N/A	(751,749)
Adjust non-controlling interests related to Fortress Operating Group units	(3,845)	239,762	(15,332)	547,091
Adjust tax receivable agreement liability	—	—	(6,935)	(116)
Adjust income taxes	(3,974)	2,667	(34,537)	(24,472)
Total adjustments	(62,749)	(184,948)	(194,663)	(532,304)

Net Income (Loss) Attributable to Class A Shareholders	708	(142,058)	(23,923)	(340,026)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	5,958	(239,847)	20,698	(543,175)
Net Income (Loss) (GAAP)	$6,666	$(381,905)	$(3,225)	$(883,201)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

September 30, 2012
Total segment assets	$2,347,440
Adjust equity investments from segment carrying amount	(30,461)
Adjust investments gross of employees’ and others’ portion	39,076
Adjust goodwill and intangible assets to cost	(22,698)
Accrued incentive income subject to annual performance achievement	(107,956)
Total assets (GAAP)	$2,225,401

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment revenues	$180,342	$145,315	$511,792	$540,287
Adjust management fees	124	125	397	375
Adjust incentive income	(58,432)	1,204	(123,686)	(106,755)
Adjust income from the receipt of options	8,298	5,594	21,524	12,615
Adjust other revenues (including expense reimbursements)*	51,191	43,421	142,202	135,770
Total revenues (GAAP)	$181,523	$195,659	$552,229	$582,292

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid	Credit
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total

Three Months Ended September 30,
2012
Depreciation	$717	$148	$752	$2,010	$108	$67	$1,170	$4,972
Amortization	—	—	—	—	—	10	—	10
Total	$717	$148	$752	$2,010	$108	$77	$1,170	$4,982

2011
Depreciation	$437	$102	$454	$1,203	$74	$111	$851	$3,232
Amortization	—	—	—	—	—	20,535	—	20,535
Total	$437	$102	$454	$1,203	$74	$20,646	$851	$23,767

Nine Months Ended September 30,
2012
Depreciation	$1,546	$358	$1,760	$4,605	$309	$268	$2,838	$11,684
Amortization	—	—	—	—	—	34	—	34
Total	$1,546	$358	$1,760	$4,605	$309	$302	$2,838	$11,718

2011
Depreciation	$1,241	$292	$1,268	$2,917	$312	$289	$2,407	$8,726
Amortization	—	—	—	—	—	21,388	—	21,388
Total	$1,241	$292	$1,268	$2,917	$312	$21,677	$2,407	$30,114

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In October 2012, a realization event occurred with respect to a private equity portfolio company. As a result of this event, Fortress received an aggregate of $182.2 million, comprised of the payment of deferred fees and expenses of $149.8 million, the repayment of advances of $15.8 million, and $16.6 million of distributions related to our principal investments in the relevant funds. Fortress repaid its term loan (Note 4) in full with these proceeds. In connection with this repayment, $1.4 million of deferred financing costs were written off and a prepayment fee of $1.8 million was paid.

For additional subsequent events, see Notes 4, 5 and 8.

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended September 30, 2012.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of September 30, 2012
	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$233,924	$19,807	$—	$253,731
Due from affiliates	289,889	5,577	(5,577)	289,889
Investments	1,199,622	405,744	(405,744)	1,199,622
Deferred tax asset	5,092	374,280	—	379,372
Other assets	92,188	10,599	—	102,787
	$1,820,715	$816,007	$(411,321)	$2,225,401
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$222,719	$—	$—	$222,719
Due to affiliates	73,235	277,351	(5,577)	345,009
Deferred incentive income	245,957	—	—	245,957
Debt obligations payable	180,528	—	—	180,528
Other liabilities	81,193	—	—	81,193
	803,632	277,351	(5,577)	1,075,406
Commitments and Contingencies
Equity
Paid-in capital	5,630,759	2,048,874	(5,630,759)	2,048,874
Retained earnings (accumulated deficit)	(4,666,301)	(1,508,043)	4,666,301	(1,508,043)
Accumulated other comprehensive income (loss)	(8,255)	(2,175)	8,255	(2,175)
Total Fortress shareholders’ equity (B)	956,203	538,656	(956,203)	538,656
Principals’ and others’ interests in equity of consolidated subsidiaries	60,880	—	550,459	611,339
Total Equity	1,017,083	538,656	(405,744)	1,149,995
	$1,820,715	$816,007	$(411,321)	$2,225,401

(A)       Other than Fortress Operating Group.

(B)       Includes the Principals’ equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$336,935	$—	$—	$336,935
Management fees: non-affiliates	32,534	—	—	32,534
Incentive income: affiliates	38,994	—	—	38,994
Incentive income: non-affiliates	1,564	—	—	1,564
Expense reimbursements from affiliates	138,317	—	—	138,317
Other revenues	3,875	17	(7)	3,885
	552,219	17	(7)	552,229
Expenses
Interest expense	11,625	259	(7)	11,877
Compensation and benefits	537,267	—	—	537,267
General, administrative and other	93,365	—	—	93,365
Depreciation and amortization	11,718	—	—	11,718
	653,975	259	(7)	654,227
Other Income (Loss)
Gains (losses)	29,542	—	—	29,542
Tax receivable agreement liabilty adjustment	—	(6,935)	—	(6,935)
Earnings (losses) from equity method investees	110,417	10,673	(10,673)	110,417
	139,959	3,738	(10,673)	133,024
Income (Loss) Before Income Taxes	38,203	3,496	(10,673)	31,026
Income tax benefit (expense)	(6,832)	(27,419)	—	(34,251)
Net Income (Loss)	$31,371	$(23,923)	$(10,673)	$(3,225)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,366	$—	$15,332	$20,698
Net Income (Loss) Attributable to Class A Shareholders (B)	$26,005	$(23,923)	$(26,005)	$(23,923)

(A) Other than Fortress Operating Group.

(B) Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2012
	Fortress Operating Group Consolidated	Fortress Investment Group LLC Consolidated (A)	Intercompany Eliminations	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$31,371	$(23,923)	$(10,673)	$(3,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,718	—	—	11,718
Other amortization and accretion	1,467	—	—	1,467
(Earnings) losses from equity method investees	(110,417)	(10,673)	10,673	(110,417)
Distributions of earnings from equity method investees	32,621	—	—	32,621
(Gains) losses	(29,542)	—	—	(29,542)
Deferred incentive income	(36,931)	—	—	(36,931)
Deferred tax (benefit) expense	444	31,663	—	32,107
Reversal of forfeited non-cash compensation	(1,705)	—	—	(1,705)
Options received from affiliates	(21,524)	—	—	(21,524)
Tax receivable agreement liability adjustment	—	6,935	—	6,935
Equity-based compensation	162,372	—	—	162,372
Options in affiliates granted to employees	3,378	—	—	3,378
Allowance for doubtful accounts	485	—	—	485
Cash flows due to changes in
Due from affiliates	(66,183)	—	—	(66,183)
Other assets	5,150	(4,549)	—	601
Accrued compensation and benefits	(4,276)	—	—	(4,276)
Due to affiliates	10,028	(8,624)	—	1,404
Deferred incentive income	43,382	—	—	43,382
Other liabilities	23,061	—	—	23,061
Net cash provided by (used in) operating activities	54,899	(9,171)	—	45,728
Cash Flows From Investing Activities
Contributions to equity method investees	(52,573)	(48,563)	48,563	(52,573)
Distributions of capital from equity method investees	137,015	27,337	(27,337)	137,015
Purchase of fixed assets	(7,367)	—	—	(7,367)
Net cash provided by (used in) investing activities	77,075	(21,226)	21,226	77,075
Cash Flows From Financing Activities
Repayments of debt obligations	(80,722)	—	—	(80,722)
Issuance (purchase) of Class A shares (RSU settlements)	(48,563)	48,563	—	—
Repurchase of RSUs	(7,522)	—	—	(7,522)
Capital contributions (distributions)	48,563	—	(48,563)	—
Dividends and dividend equivalents paid	(28,781)	(31,359)	27,337	(32,803)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	429		—	429
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(81,620)	—	—	(81,620)
Net cash provided by (used in) financing activities	(198,216)	17,204	(21,226)	(202,238)
Net Increase (Decrease) in Cash and Cash Equivalents	(66,242)	(13,193)	—	(79,435)
Cash and Cash Equivalents, Beginning of Period	300,166	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$233,924	$19,807	$—	$253,731

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $51.5 billion in AUM as of September 30, 2012. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,400 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

As of September 30, 2012, we managed the following businesses:

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

Logan Circle — our traditional, fixed income asset management business which has approximately $20.6 billion of AUM.

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

1)             Debt owed under our credit facility (if any).

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

Our ability to execute our business strategy depends upon a number of market conditions, including:

The strength and liquidity of the U.S. and global equity and debt markets and financial institutions.

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

Beginning in mid-2007, the equity and debt markets experienced a significant deterioration. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets.  The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt.  In particular, the securitization markets have been impaired since that time. As the turbulence in the debt markets continued and its intensity increased, equity market conditions also began to deteriorate as concerns of an economic slowdown began to affect equity valuations.  Furthermore, the resulting reduction in the availability of capital caused increased correlation in the values of a wide variety of potential investments, which generally declined substantially.  The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. We refer to these conditions, as they existed during this period, as the “2008 Recession.”

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. As a result, in our private equity business we were able to access the equity markets in the United States and abroad, including, for example, the IPOs of Rail America, Seacube Container Leasing Ltd., Whistler Blackcomb Holdings Inc. and Nationstar Mortgage Holdings Inc. as well as realizations of significant other positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets has enabled us and other market participants to begin to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, debt and equity market conditions remain volatile and have been adversely affected by various factors, such as the European debt crisis, continuing weakness in the U.S. labor and real estate markets, and unrest in the Middle East.

The recent market conditions have impacted our business in several ways:

•                  Volatility in the markets has increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets.  Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of increased liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions.

•                  Conditions during the 2008 Recession resulted in significant declines in the values of our funds’ investments. Our credit funds and liquid hedge funds have recovered these losses in aggregate in subsequent periods. Our private equity funds have recovered a substantial majority of these losses, but must satisfy minimum return requirements prior to generating incentive income. This has resulted in a significant reduction in our ability to generate incentive income from our existing traditional private equity funds and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables, such as: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, and the rate of preferential return earned by investors. See Note 2 to the consolidated financial statements included herein for more information.

•                  Based on the above described recent improvements in the markets, our board of directors approved a revised dividend policy under which it reinstated a $0.05 per share quarterly dividend beginning in the fourth quarter of 2011. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•                  Conditions during the 2008 Recession have also resulted in what we refer to as the “Great Deleveraging.” As the financing on existing assets throughout the markets matures over time, it must be refinanced. With the general reduction in the value of assets coupled with the reduction in capital availability described above, a refinancing can often only be achieved at a significantly lower level of leverage, requiring either a contribution of equity or, in many cases, the sale of the assets. These circumstances have resulted in significant opportunities for investors with sufficient capital to acquire assets at reduced prices.

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

Recent reductions in interest rates, targeted at stimulating economic growth, as well as the reductions in asset values described above, have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased — and redemption requests appear to have decreased — relative to the conditions experienced during the 2008 Recession. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e. “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers.  As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital both at the public company and within our funds, even during the recent challenging market conditions. As illustrated in “Performance of our Funds” below, we have generated strong returns across most of our funds, and the performance of our more recent vintage private equity funds has rebounded significantly in recent periods. As a result, as illustrated in “Assets Under Management” below, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors’ assessment of our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

The strength of the sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living facilities.  If any of these industries or sectors were adversely affected by market conditions, sector-specific trends or other factors, in a systemic or uniform manner, it could have a disproportionately negative impact on those funds.  For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on the performance of the funds that are invested in Flagler.

Market Considerations Summary

While market conditions in the United States and abroad have improved meaningfully over the last three years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last.  Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets.   If market conditions deteriorate in the future — particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds.

Although disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds.  No assurance can be given that future trends will not be disadvantageous to us, particularly if conditions deteriorate, or if generally improving conditions in our market reverse.

We do not currently know the full extent to which market uncertainty will affect us or the markets in which we operate.  If conditions deteriorate, or result in a permanent, fundamental change in the credit markets, we and the funds we manage may experience reduced liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with debt covenants, obtaining investment financing and making investments on attractive terms. However, to date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns are available.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge	Credit
	Funds (J)	Castles	Funds	Hedge Funds	PE Funds (J)	Logan Circle	Total
2012
AUM December 31, 2011	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713
Capital raised (A)	—	444	447	216	227	—	1,334
Increase in invested capital	98	—	—	20	1,464	—	1,582
Redemptions (B)	—	—	(2,001)	(11)	—	—	(2,012)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(903)	—	—	(903)
Return of capital distributions (E)	(142)	—	—	(233)	(1,564)	—	(1,939)
Adjustment for reset date (F)	—	—	—	—	(331)	—	(331)
Crystallized incentive income (G)	—	—	(2)	(70)	—	—	(72)
Equity buyback (H)	—	—	—	—	—	—	—
Net client flows	—	—	—	—	—	5,935	5,935
Income (loss) and foreign exchange (I)	1,872	(20)	419	668	62	1,167	4,168
AUM September 30, 2012 (K)	$11,113	$3,605	$4,378	$5,663	$6,090	$20,626	$51,475

(A)      Includes offerings of shares by the Castles, if any.

(B)        Excludes redemptions which reduced AUM subsequent to September 30, 2012. Redemptions are further detailed below. Liquid hedge fund redemptions include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commoditites Funds in the second quarter of 2012.

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

(F)         The reset date of certain private equity or credit PE funds is an event determined by the earliest occurrence of (i) the first day following the expiration of the capital commitment period of a fund, (ii) a successor fund or entity draws capital contributions or charges management fees (not applicable to credit PE funds) or (iii) the date on which all unpaid capital obligations have been cancelled. For the period commencing with the initial closing of or contribution to the fund and ending on the last day of the semi-annual or quarterly period ending on or after the reset date, certain funds generate management fees as a percentage of the fund’s capital commitments and certain funds generate management fees as a percentage of the fund’s aggregate capital contributions. Thereafter, such funds generally generate management fees as a percentage of the aggregate capital contributed adjusted for the fair value of each investment that is below the associated investment’s contributed capital.

(G)        Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)       Represents buybacks of equity interests by the Castles.

(I)            Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(J)           As of September 30, 2012, the private equity funds and credit PE funds had approximately $0.7 billion and $6.5 billion of uncalled capital, respectively, that will become assets under management if deployed/ called.

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

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2012 return of capital request notice date is October 3, 2012 for capital to be returned after January 1, 2013. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2008, 2009, 2010 and 2011 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2012 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date (C)	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2012	$1,376,806	$1,077,410	$304,247		$239,882	(D)	$—	$239,882
2011	2,382,209	2,291,242	—		785,831		363,715	503,974
2010	1,231,169	1,218,557	—		722,323		447,756	399,821
2009	1,968,260	1,985,307	—		1,436,187		1,432,872	294,278
Prior			—	(A)				217,125	(A)
			$304,247	(B)				$1,655,080	(B)

(A)      Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)        For liquid hedge funds, reflects $0.1 billion to be paid primarily within one quarter and $0.2 billion to be paid primarily in the first quarter of 2013. For credit hedge funds, includes $1.7 billion in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

(C)        SPV payments are reflected in the AUM rollforward table as SPV distributions rather than as redemptions. RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(D)       In October 2012, Fortress’s credit hedge funds received $32.7 million of additional redemption requests.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM		Returns (B)
	Inception			September 30,		Inception to
Name of Fund	Date	Maturity Date (A)		2012	2011	September 30, 2012
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A)	$—	$—	25.7%
Fund II	Jul-02	Feb-13		—	—	35.6%
Fund III	Sep-04	Jan-15		1,290	1,286	6.0%
Fund III Coinvestment	Nov-04	Jan-15		118	88	0.6%
Fund IV	Mar-06	Jan-17		3,387	2,417	2.2%
Fund IV Coinvestment	Apr-06	Jan-17		654	560	(1.3)%
Fund V	May-07	Feb-18		2,802	2,627	(2.6)%
Fund V Coinvestment	Jul-07	Feb-18		577	547	(11.4)%
GAGACQ Coinvestment Fund	Sep-04	Permanent		—	—	18.5%
FRID	Mar-05	Apr-15		537	349	(5.0)%
FRIC	Mar-06	May-16		140	75	(6.6)%
FICO	Aug-06	Jan-17		—	—	(100.0)%
FHIF	Dec-06	Jan-17		1,072	1,055	7.8%
FECI	Jun-07	Feb-18		431	458	(3.1)%
WWTAI	Jul-11	Jun-24		53	9	(C)

						Returns (B)
							Nine Months Ended
						Inception	September 30,
						to Date (D)	2012	2011
Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,729	1,294	N/A	(B)	(B)
Eurocastle Investment Limited (E)	Oct-03		Permanent	1,876	1,943	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds	Jun-02		Redeemable	417	386	8.1%	10.2%	(8.3)%
Fortress Macro Funds	May-09		Redeemable	1,503	2,400	6.1%	11.1%	(7.3)%
Fortress Macro MA1	Nov-11		Redeemable	65	—	(C)	(C)	N/A
Fortress Commodities Funds	Jan-08		Closed May-12	—	810	(1.4)%	(12.5)%	0.9%
Fortress Commodities Fund MA1 Ltd	Nov-09		Closed Apr-12	—	104	(4.7)%	(6.6)%	1.1%
Fortress Partners Fund LP	Jul-06		Redeemable	669	770	2.3%	6.9%	0.2%
Fortress Partners Offshore Fund LP	Nov-06		Redeemable	701	670	2.6%	7.9%	(1.6)%
Fortress Asia Macro Funds	Mar-11		Redeemable	246	189	8.8%	10.7%	(C)
Fortress Convex Asia Funds	Apr-12		Redeemable	25	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02		PE style redemption	3,846	4,117	10.9%	13.1%	6.4%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02		PE style redemption	1,053	853	11.1%	12.2%	9.1%
Worden Fund	Jan-10		PE style redemption	199	191	12.1%	13.1%	4.7%
Worden Fund II	Aug-10		PE style redemption	39	20	10.7%	10.1%	6.3%
Value Recovery Funds and related assets		(G)	Non-redeemable	511	987	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2012	2011	September 30, 2012

Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	997	1,275	26.9%
Credit Opportunities Fund II	Jul-09	Jul-22	1,014	1,064	17.8%
Credit Opportunities Fund III	Sep-11	Mar-24	459	63	(C)
FCO Managed Account #1	Sep-08	Oct-21	575	432	24.1%
FCO Managed Account #2	May-10	Jun-24	144	114	13.6%
FCO Managed Account #3	Jun-10	Jun-22	293	262	21.9%
FCO Managed Account #4	Oct-10	Apr-22	295	175	(C)
FCO Managed Account #5	Apr-12	Sep-25	26	—	(C)
FCO Managed Account #6	Apr-12	Mar-25	16	—	(C)
FCO Managed Account #7	Apr-12	Mar-27	52	—	(C)
FCO Managed Account #8	Jun-12	Mar-24	43	—	(C)
Long Dated Value Fund I	Apr-05	Apr-30	186	201	4.4%
Long Dated Value Fund II	Nov-05	Nov-30	157	161	2.7%
Long Dated Value Fund III	Feb-07	Feb-32	197	198	7.0%
LDVF Patent Fund	Nov-07	Nov-27	15	14	10.2%
Real Assets Fund	Jun-07	Jun-17	97	118	9.9%
Assets Overflow Fund	Jul-08	May-18	—	—	11.1%
Japan Opportunity Fund	Jun-09	Jun-19	598	956	19.1%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	120	—	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	109	—	(C)
Net Lease Fund I	Jan-10	Feb-20	78	53	(C)
Global Opportunities Fund	Sep-10	Sep-20	345	349	(C)
Life Settlements Fund	Dec-10	Dec-22	210	161	(C)
Life Settlements Fund MA	Dec-10	Dec-22	18	14	(C)
Real Estate Opportunities Fund	May-11	Sep-24	30	—	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-24	9	—	(C)
Subtotal - all funds			30,023	29,815
Managed accounts			826	891
Total - Alternative Investments			30,849	30,706
Logan Circle Partners, L.P.			20,626	12,913
Total (H)			$51,475	$43,619

(A)      For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ and Fortress Partner Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 86% of our alternative investment AUM as of September 30, 2012.

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

(C)                   These funds had no successor fund formed and either (a) were in their investment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these periods.

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

(H)                  In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented.  Fund I, Fund II, GAGACQ Coinvestment Fund and Assets Overflow Fund had zero AUM as of September 30, 2012 and 2011, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2012	2011		$2012	2011	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$336,935	$353,269	$(16,334)	$112,806	$118,353	$(5,547)
Management fees: non-affiliates	32,534	47,641	(15,107)	10,762	18,865	(8,103)
Incentive income: affiliates	38,994	44,361	(5,367)	5,976	14,754	(8,778)
Incentive income: non-affiliates	1,564	1,251	313	788	266	522
Expense reimbursements from affiliates	138,317	130,337	7,980	49,636	42,350	7,286
Other revenues	3,885	5,433	(1,548)	1,555	1,071	484
	552,229	582,292	(30,063)	181,523	195,659	(14,136)
Expenses
Interest expense	11,877	13,883	(2,006)	3,375	4,583	(1,208)
Compensation and benefits	537,267	535,259	2,008	181,421	158,426	22,995
Principals agreement compensation (expired in 2011)	—	751,749	(751,749)	—	279,623	(279,623)
General, administrative and other expense (including depreciation and amortization)	105,083	139,659	(34,576)	35,986	57,932	(21,946)
	654,227	1,440,550	(786,323)	220,782	500,564	(279,782)

Other Income (Loss)
Gains (losses)	29,542	(26,751)	56,293	(2,228)	(15,229)	13,001
Tax receivable agreement liability adjustment	(6,935)	(116)	(6,819)	—	—	—
Earnings (losses) from equity method investees	110,417	26,417	84,000	52,034	(64,483)	116,517
	133,024	(450)	133,474	49,806	(79,712)	129,518
Income (Loss) Before Income Taxes	31,026	(858,708)	889,734	10,547	(384,617)	395,164
Income tax benefit (expense)	(34,251)	(24,493)	(9,758)	(3,881)	2,712	(6,593)
Net Income (Loss)	$(3,225)	$(883,201)	$879,976	$6,666	$(381,905)	$388,571
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$20,698	$(543,175)	$563,873	$5,958	$(239,847)	$245,805
Net Income (Loss) Attributable to Class A Shareholders	$(23,923)	$(340,026)	$316,103	$708	$(142,058)	$142,766

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
Nine Months			Liquid Hedge	Hedge
Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
September 30, 2012	$10,216	$3,347	$4,783	$5,872	$6,048	$17,087	$47,353
September 30, 2011	$10,347	$3,195	$6,286	$6,477	$4,977	$12,509	$43,791

	Private Equity			Credit
Three Months			Liquid Hedge	Hedge
Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
September 30, 2012	$10,775	$3,498	$4,388	$5,761	$5,842	$19,369	$49,633
September 30, 2011	$9,725	$3,257	$6,243	$6,294	$5,280	$12,922	$43,721

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

In July 2012, Fortress formed a consolidated senior living property management subsidiary and has agreed to manage certain senior living properties, most of which are owned by Newcastle.  For these services, Fortress will receive management fees based on a percentage of revenues from the properties.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 970 asset management employees as of September 30, 2011 to 966 asset management employees, and 759 property level employees within our senior living property management subsidiary, as of September 30, 2012.

Revenues

Nine months ended September 30

Total revenues were $552.2 million for the nine months ended September 30, 2012, a net decrease of $30.1 million, compared to $582.3 million for the nine months ended September 30, 2011. The decrease in revenues was attributable to (i) decreases of $16.3 million and $15.1 million in management fees from affiliates and non-affiliates, respectively, (ii) a decrease of $5.4 million in incentive income from affiliates, and (iii) a decrease of $1.5 million in other revenues.  These decreases were partially offset by an increase of $0.3 million in incentive income from non-affiliates and an increase of $8.0 million in expense reimbursements from affiliates.

The decreases in management fees from affiliates and non-affiliates were primarily attributable to decreases of $0.1 billion, $1.5 billion and $0.6 billion in average fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds and credit hedge funds, respectively.  These decreases were partially offset by increases of $0.2 billion, $1.1 billion and $4.6 billion in average fee paying AUM in our Castles, credit PE funds and Logan Circle, respectively. Management fees from affiliates and non-affiliates decreased despite a net increase of $3.6 billion in average fee paying AUM, and an increase of $8.9 million in management fees due to Newcastle options granted to Fortress during the nine months ended September 30, 2012 as compared to the prior period, due to a lower average management fee percentage earned by Logan Circle compared to our alternative business average management fee percentage. The decrease in management fees from non-affiliates was also attributable to a decrease of $14.7 million due to an advisory agreement that concluded in the third quarter of 2011.

The decrease in incentive income from affiliates of $5.4 million was primarily due to (i) a net decrease in incentive income recognized from certain of our private equity funds, which are recognized as repayment contingencies are resolved, (ii) a net reduction in crystallized incentive income recognized from certain of our liquid hedge funds, and (iii) a decrease in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income earned on distributions from redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized.  These decreases were partially offset by a net increase in incentive income recognized from certain of our credit PE funds, which are recognized as repayment contingencies are resolved.

The $1.5 million decrease in other revenues was primarily related to a decrease in other investment returns.

The increase in expense reimbursements from affiliates of $8.0 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds for the nine months ended September 30, 2012 as compared to the prior comparative period.

Expenses

Nine months ended September 30

Expenses were $654.2 million for the nine months ended September 30, 2012, a net decrease of $786.3 million, compared to $1,440.6 million for the nine months ended September 30, 2011. The decrease was attributable to (i) a decrease of $2.0 million in interest expense, (ii) a decrease of $751.7 million in principals agreement compensation, and (iii) a decrease of $34.6 million in general, administrative and other expenses.  These decreases were offset by a net increase of $2.0 million in compensation and benefits.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.

The decrease in general, administrative and other expenses was primarily due to (i) the impairment of goodwill and other intangible assets related to Logan Circle ($20.1 million) during the nine months ended September 30, 2011, (ii) a decrease in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls ($4.7 million), and (iii) a decrease in operating expenses related to the termination of a managed account in the third quarter of 2011 ($7.5 million).

Total compensation and benefits increased primarily due to a $11.4 million increase in other payroll, taxes and benefits, and a $36.9 million increase in profit-sharing expenses related to our credit hedge funds, Principal Performance Payments, and Castles, offset by a $28.7 million decrease in profit-sharing expenses related to our credit PE funds, liquid hedge funds and private equity funds, and a $16.7 million decrease in equity-based compensation.  The increases in other payroll, taxes and benefits were primarily due to an increase in wages, severance and related taxes for the nine months ended September 30, 2012 as compared to the prior comparative period. The $16.7 million decrease in equity-based compensation was primarily due to (i) a $10.8 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, (ii) a $10.6 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, and (iii) a $1.1 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011.  These decreases were partially offset by a $3.1 million increase related to the departure of our former CEO during the nine months ended September 30, 2012 and a $2.4 million increase in expense associated with the Principal Performance Payments. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

Revenues

Three months ended September 30

Total revenues were $181.5 million for the three months ended September 30, 2012, a net decrease of $14.1 million, compared to $195.7 million for the three months ended September 30, 2011. The decrease in revenues was attributable to decreases of $5.5 million and $8.1 million in management fees from affiliates and non-affiliates, respectively, and a decrease of $8.8 million in incentive income from affiliates. These decreases were partially offset by (i) an increase of $0.5 million in incentive income from non-affiliates (ii) an increase of $7.3 million in expense reimbursements from affiliates and (iii) an increase of $0.5 million in other revenues.

The decrease in management fees from affiliates and non-affiliates was primarily attributable to a decrease of $1.9 billion and $0.5 billion in average fee paying AUM, based on a simple quarterly average, in our liquid hedge funds and our credit hedge funds, respectively. These decreases were partially offset by (i) increases of $1.0 billion, $0.2 billion, $0.6 billion, and $6.4 billion in average fee paying AUM in our private equity funds, Castles, credit PE funds, and Logan Circle, respectively, and (ii) an increase of $2.7 million in management fees due to Newcastle options granted to Fortress during the three months ended September 30, 2012 as compared to the prior period.  The decrease in management fees from non-affiliates was also attributable to a decrease of $7.8 million due to an advisory agreement that concluded in the third quarter of 2011.

The decrease in incentive income from affiliates of $8.8 million was primarily due to a decrease in crystallized incentive income from certain of our private equity and credit PE funds, which are recognized as repayment contingencies are resolved.

The increase in incentive income from non-affiliates of $0.5 million was primarily related to an increase in incentive income generated by a managed account related to our credit PE funds.

The $7.3 million increase in expense reimbursements from affiliates was primarily attributable to an increase in operating expenses eligible for reimbursement from our funds for the three months ended September 30, 2012 as compared to the prior comparative period.

Expenses

Three months ended September 30

Expenses were $220.8 million for the three months ended September 30, 2012, a decrease of $279.8 million, compared to $500.6 million for the three months ended September 30, 2011. The decrease was primarily attributable to (i) a decrease of $1.2 million in interest expense, (ii) a decrease of $279.6 million in principals agreement compensation, and (iii) a decrease of $21.9 million in general, administrative and other expenses.  These increases were partially offset by an increase of $23.0 million in compensation and benefits.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.

The decrease in general, administrative and other expenses was primarily due to the impairment of goodwill and other intangible assets related to Logan Circle ($20.1 million) during the three months ended September 30, 2011 and a decrease in operating expenses related to the termination of a managed account in the third quarter of 2011 ($4.5 million). These decreases were partially offset by a net increase in rent expense ($1.0 million) and a net increase in depreciation expense ($1.5 million).

Total compensation and benefits increased primarily due to a (i) $23.9 million net increase in profit-sharing expenses primarily related to our credit hedge funds, credit PE funds and Principal Performance Payments, partially offset by a decrease in profit-sharing expenses related to our liquid hedge funds and private equity funds, and (ii) a $6.9 million increase in other payroll, taxes and benefits. These increases were partially offset by a $7.7 million decrease in equity-based compensation.  The $7.7 million decrease in equity-based compensation was primarily due to (i) a $5.4 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, (ii) a $3.2 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, and (iii) a $0.7 million decrease due to expenses recognized during the three months ended September 30, 2011 related to our former CEO, and partially offset by a $1.5 million increase in expense associated with Principal Performance Payments. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2012 of $83.1 million with a weighted average recognition period of 1.3 years.

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

Other Income (Loss)

Nine months ended September 30

Other Income (Loss) was $133.0 million for the nine months ended September 30, 2012, a net increase of $133.5 million, compared to ($0.5) million for the nine months ended September 30, 2011. This increase was primarily attributable to (i) a significant increase in gains associated with increases in net unrealized gains primarily related to our direct investments in GAGFAH and Newcastle and (ii) better performance resulting in an increase in earnings from equity method investees with respect to our investments in our private equity funds, credit PE funds, liquid hedge funds and credit hedge funds for the nine months ended September 30, 2012 relative to the prior comparative period. These increases were partially offset by an increase in the expense associated with the tax receivable agreement liability.

Three months ended September 30

Other Income (Loss) was $49.8 million for the three months ended September 30, 2012, a net increase of $129.5 million, compared to ($79.7) million for the three months ended September 30, 2011. The change was primarily due to increases in net unrealized gains primarily related to our direct investments in GAGFAH and Newcastle and increases in our earnings from equity method investees related to higher performance with respect to our investments in our private equity funds, credit PE funds, liquid hedge funds and credit hedge funds for the three months ended September 30, 2012 relative to the prior comparative period.

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

For the nine months ended September 30, 2012 and 2011, Fortress recognized income tax expense (benefit) of $34.3 million and $24.5 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value. The deferred tax asset is further discussed under “— Critical Accounting Policies” below.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Nine months ended September 30, 2012 vs. 2011
Change in pre-tax income applicable to Class A Shareholders (A)	$11,509
Change in foreign and state income taxes	(2,274)
Change in mix of business (B)	5,337
Change in deferred tax asset-impact of equity compensation vesting (C)	1,009
Change in deferred tax asset valuation allowance and related adjustments	(7,099)
Other	1,276
Total change (D)	$9,758

(A)       Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)         From the first nine months of 2011 to the first nine months of 2012, a greater proportion of our total income was subject to corporate tax. In 2011, we generated more unrealized gains in certain of our private equity funds, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Nine months ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($543.2) million to $20.7 million, an increase of $563.9 million, primarily attributable to (i) an increase of $563.4 million resulting from a $898.4 million increase in Fortress Operating Group consolidated net income during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, (ii) a decrease of $0.9 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $1.4 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Three Months Ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($239.8) million to $6.0 million, an increase of $245.8 million, primarily attributable to (i) an increase of $243.9 million resulting from a $393.2 million increase in Fortress Operating Group consolidated net income during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, (ii) a decrease of $0.3 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $2.2 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$89,410	$101,443	$(12,033)	$30,004	$30,333	$(329)
Incentive Income	8,252	(1,748)	10,000	708	(3,077)	3,785
Segment revenues — total	$97,662	$99,695	$(2,033)	$30,712	$27,256	$3,456
Pre-tax distributable earnings	$65,082	$69,878	$(4,796)	$22,073	$19,952	$2,121

Nine months ended September 30

Pre-tax distributable earnings decreased by $4.8 million primarily due to:

Revenues

Management fees were $89.4 million for the nine months ended September 30, 2012, a net decrease of $12.0 million, compared to $101.4 million for the nine months ended September 30, 2011. Management fees decreased $12.0 million primarily as a result of (i) a decrease of $11.4 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods in 2011, (ii) a net decrease of $1.0 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods, and (iii) a decrease of $1.2 million in management fees in Fund II and Mortgage Opportunities Fund III, which are no longer subject to management fees.  These decreases were partially offset by an increase of $1.6 million primarily in Fund IV, managed accounts and FHIF primarily due to net capital inflows and a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the nine months ended September 30, 2012.

Incentive income was $8.3 million for the nine months ended September 30, 2012, a net increase of $10.0 million, compared to $($1.7) million of incentive income recognized for the nine months ended September 30, 2011. Incentive income increased primarily as a result of a reversal of $6.4 million of previously recognized reserves for the potential clawback of incentive income from Fund II during the nine months ended September 30, 2012, as compared to the recognition of a $4.5 million incremental reserve for the potential clawback of incentive income from Fund II during the nine months ended September 30, 2011.

Expenses

Expenses were $32.6 million for the nine months ended September 30, 2012, a net increase of $2.8 million, compared to $29.8 million for the nine months ended September 30, 2011.  The net increase of $2.8 million in expenses was primarily attributable to a net increase of $7.3 million in compensation and benefits, which includes an increase of $3.6 million in profit sharing compensation expense (primarily related to the clawback reserve reversal mentioned above).  This increase in compensation expenses was partially offset by a net decrease of $4.5 million in general and administrative and corporate allocable expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds recognized in 2011.

Three months ended September 30

Pre-tax distributable earnings increased by $2.1 million primarily due to:

Revenues

Management fees were $30.0 million for the three months ended September 30, 2012, a net decrease of $0.3 million, compared to $30.3 million for the three months ended September 30, 2011. Management fees decreased $0.3 million primarily due to FRID as a result of a net decrease in the market value of its portfolio company which was below its invested capital in prior periods, which impacted the computation of management fees for the three months ended September 30, 2012.

Incentive income was $0.7 million for the three months ended September 30, 2012, a net increase of $3.8 million, compared to $($3.1) million of incentive income recognized for the three months ended September 30, 2011. Incentive income increased by $3.8 million primarily as a result of the recognition of a $4.5 million reserve for the potential clawback of incentive for Fund II for the three months ended September 30, 2011.

Expenses

Expenses were $8.6 million for the three months ended September 30, 2012, a net increase of $1.3 million, compared to $7.3 million for the three months ended September 30, 2011.  The net increase of $1.3 million in expenses was primarily attributable to a net increase of $1.6 million in compensation and benefits, which includes an increase of $1.3 million in profit sharing compensation expense (primarily related to the reduction in profit sharing compensation expense due to the clawback reserve recognized for the three months ended September 30, 2011 as mentioned above). This increase in compensation expenses was partially offset by a net decrease of $0.4 million in general and administrative expenses.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$41,615	$39,542	$2,073	$13,979	$13,819	$160
Incentive Income	—	—	—	—	—	—
Segment revenues — total	$41,615	$39,542	$2,073	$13,979	$13,819	$160
Pre-tax distributable earnings	$19,104	$19,375	$(271)	$6,369	$7,630	$(1,261)

Nine months ended September 30

Pre-tax distributable earnings decreased by $0.3 million primarily due to:

Revenues

Management fees were $41.6 million for the nine months ended September 30, 2012, an increase of $2.1 million, compared to $39.5 million for the nine months ended September 30, 2011. Management fees increased $2.1 million primarily as a result of (i) a $3.7 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011 and 2012 and (ii) $0.6 million of property management fees for the nine months ended September 30, 2012. These increases were partially offset by a $2.2 million decrease in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012, as well as changes in foreign currency exchange rates.

Expenses

Expenses were $22.5 million for the nine months ended September 30, 2012, a net increase of $2.4 million, compared to $20.1 million for the nine months ended September 30, 2011. The net increase of $2.4 million in expense was primarily attributable to (i) a $3.0 million net increase in compensation and benefits, of which $0.5 was attributable to an increase in compensation expense for new property management employees, (ii) a $0.6 million net increase in general and administrative expenses, and (iii) $0.5 million of accruals for Principal Performance Payments. These increases to expenses were partially offset by a $1.8 million net decrease in corporate allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Three months ended September 30

Pre-tax distributable earnings decreased by $1.3 million primarily due to:

Revenues

Management fees were $14.0 million for the three months ended September 30, 2012, an increase of $0.2 million, compared to $13.8 million for the three months ended September 30, 2011. Management fees increased $0.2 million primarily as a result of (i) a $1.8 million increase due to an increase in Newcastle AUM resulting from their equity raises subsequent to June 2011, and (ii) $0.6 million of property management fees for the three months ended September 20, 2012. These increases were partially offset by a $2.3 million decrease in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012, as well as changes in foreign currency exchange rates.

Expenses

Expenses were $7.6 million for the three months ended September 30, 2012, a net increase of $1.4 million, compared to $6.2 million for the three months ended September 30, 2011. The net increase of $1.4 million in expenses was primarily attributable to (i) a $1.0 million net increase in compensation and benefits and (ii) a $0.6 million net increase in general and administrative expenses primarily related to professional fees.  These increases were partially offset by a $0.2 million net decrease in corporate allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$57,537	$83,859	$(26,322)	$18,176	$27,937	$(9,761)
Incentive Income	21,394	4,526	16,868	11,664	1,354	10,310
Segment revenues - total	$78,931	$88,385	$(9,454)	$29,840	$29,291	$549
Pre-tax distributable earnings	$14,488	$14,291	$197	$7,388	$5,601	$1,787

Nine months ended September 30

Pre-tax distributable earnings  increased by $0.2 million primarily due to:

Revenues

Management fees were $57.5 million for the nine months ended September 30, 2012, a net decrease of $26.3 million, compared to $83.9 million for the nine months ended September 30, 2011. Management fees decreased $26.3 million primarily due to net decreases of $13.1 million, $13.5 million and $1.6 million in management fees from the Fortress Macro Funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily as a result of net capital outflows and the closing of the Fortress Commodities Funds in May 2012. These decreases were partially offset by a $1.8 million increase in management fees from the Fortress Asia Macro Funds (including related managed accounts), which launched in March 2011.

Incentive income, which is determined on a fund—by-fund basis, was $21.4 million for the nine months ended September 30, 2012, a net increase of $16.9 million, compared to $4.5 million for the nine months ended September 30, 2011. Incentive income increased $16.9 million primarily due to a net increase of $15.3 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance and an increase of $5.4 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) as a result of higher returns and capital as compared to the prior comparative period.  These increases in incentive income were partially offset by decreases of $3.5 million and $0.3 million in the incentive income generated by the Fortress Commodities Funds (including related managed accounts), and Fortress Partners Funds, respectively.  These decreases were primarily a result of all capital eligible for incentive income remaining below its respective high water mark and the closing of the Fortress Commodities Funds.

Expenses

Expenses were $64.4 million for the nine months ended September 30, 2012, a net decrease of $9.7 million, compared to $74.1 million for the nine months ended September 30, 2011. The decrease of $9.7 million in expenses was primarily attributable to (i) a decrease of $11.0 million in net compensation and benefits, which includes a net decrease of $4.9 million in profit sharing compensation expense, and (ii) a decrease of $0.2 million in general and administrative and corporate allocable expenses. These decreases in expenses were partially offset by $1.6 million of accruals for Principal Performance Payments.

Three months ended September 30

Pre-tax distributable earnings increased by $1.8 million primarily due to:

Revenues

Management fees were $18.2 million for the three months ended September 30, 2012, a net decrease of $9.8 million, compared to $27.9 million for the three months ended September 30, 2011. Management fees decreased $9.8 million primarily due to net decreases of $4.4 million, $5.3 million, and $0.5 million in management fees from the Fortress Macro Funds (including related managed accounts), Fortress Commodities Funds (including related managed accounts) and Fortress Partners Funds, respectively, primarily as a result of net capital outflows and the closing of the Fortress Commodities Funds in May 2012. These decreases were partially offset by a $0.3 million net increase in management fees from the Fortress Asia Macro Funds (including related managed accounts) as a result of net capital inflows and positive performance.

Incentive income, which is determined on a fund—by-fund basis, was $11.7 million for the three months ended September 30, 2012, a net increase of $10.3 million, compared to $1.4 million for the three months ended September 30, 2011. Incentive income increased $10.3 million primarily due to net increases of (i) $9.3 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance, and (ii) $2.4 million in incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) as a result of higher returns and AUM as compared to the prior comparative period.  These increases were partially offset by a decrease in incentive income of $1.5 million due to the closing of the Fortress Commodities Funds.

Expenses

Expenses were $22.5 million for the three months ended September 30, 2012, a net decrease of $1.2 million, compared to $23.7 million for the three months ended September 30, 2011. The decrease of $1.2 million in expenses was primarily attributable to (i) a net decrease of $2.7 in compensation and benefits, which includes a $0.5 million net decrease in profit sharing compensation expense, and (ii) a $0.3 million decrease in corporate expense allocations.  These decreases were partially offset by (i) a $0.9 million increase in general and administrative expenses and (ii) $0.8 million of accruals for Principal Performance Payments.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment revenues
Management Fees	$76,319	$96,122	$(19,803)	$24,747	$34,919	$(10,172)
Incentive Income	92,183	49,923	42,260	35,839	(4,274)	40,113
Segment revenues - total	$168,502	146,045	$22,457	$60,586	30,645	$29,941
Pre-tax distributable earnings	$67,363	$27,628	$39,735	$23,526	$(1,788)	$25,314

Nine months ended September 30

Pre-tax distributable earnings increased by $39.7 million primarily due to:

Revenues

Management fees were $76.3 million for the nine months ended September 30, 2012, a net decrease of $19.8 million, compared to $96.1 million for the nine months ended September 30, 2011. Management fees decreased $19.8 million primarily due to (i) a $14.7 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $2.4 million decrease in management fees from the Value Recovery Funds and related assets due to a decrease in investment distributions, and (iii) a $2.3 million net decrease in management fees primarily from the Drawbridge Special Opportunities Funds as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $92.2 million for the nine months ended September 30, 2012, a net increase of $42.3 million, compared to $49.9 million for the nine months ended September 30, 2011. Incentive income increased $42.3 million primarily due to net increases of $39.2 million and $3.8 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively.   These increases were partially offset by a $0.8 million decrease in incentive income from other investments.

Expenses

Expenses were $101.1 million for the nine months ended September 30, 2012, a net decrease of $17.3 million, compared to $118.4 million for the nine months ended September 30, 2011. The decrease of $17.3 million in expenses was primarily attributable to (i) a net decrease of $46.7 in allocable expenses primarily as a result of a change in expense allocation methodology and (ii) a net decrease of $6.1 million in general and administrative expenses primarily related to the advisory agreement which concluded in the third quarter of 2011.  These decreases in expenses were partially offset by (iii) a net increase of $27.6 million in compensation and benefits, which includes a net increase of $21.3 million in profit sharing compensation expense, and (iv) $8.9 million of accruals for Principal Performance Payments.

Three months ended September 30

Pre-tax distributable earnings increased by $25.3 million primarily due to:

Revenues

Management fees were $24.7 million for the three months ended September 30, 2012, a net decrease of $10.2 million, compared to $34.9 million for the three months ended September 30, 2011. Management fees decreased $10.2 million primarily due to (i) a $7.8 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $0.8 million decrease in management fees from the Value Recovery Funds and related assets due to investment distributions, (iii) a $1.5 million net decrease in management fees primarily from the Drawbridge Special Opportunities Funds primarily as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $35.8 million for the three months ended September 30, 2012, a net increase of $40.1 million, compared to ($4.3) million for the three months ended September 30, 2011. Incentive income increased $40.1 million primarily due to net increases of $36.9 million and $3.0 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively.  These increases were due to the recognition of incentive income of $35.6 million for these funds for the three months ended September 30, 2012 as compared to a $4.3 million reversal in the third quarter of 2011 of a portion of the incentive income recorded during the first half of 2011.

Expenses

Expenses were $37.1 million for the three months ended September 30, 2012, a net increase of $4.7 million, compared to $32.4 million for the three months ended September 30, 2011. The increase of $4.7 million in expenses was primarily attributable to (i) a net increase of $21.3 million in compensation and benefits, which includes an increase of $18.9 million in profit sharing compensation expense, and (ii) $3.3 million of accruals for Principal Performance Payments.  These increases were partially offset by (i) a $15.9 million net decrease in allocable expenses primarily as a result of a change in expense allocation methodology and (ii) a net decrease of $4.0 million in general and administrative expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment Revenues
Management Fees	$63,992	$52,187	$11,805	$21,438	$19,551	$1,887
Incentive Income	42,415	99,666	(57,251)	16,985	19,813	(2,828)
Segment revenues - total	$106,407	$151,853	$(45,446)	$38,423	$39,364	$(941)
Pre-tax distributable earnings	$13,121	$80,776	$(67,655)	$6,033	$23,595	$(17,562)

Nine months ended September 30

Pre-tax distributable earnings decreased by $67.7 million primarily due to:

Revenues

Management fees were $64.0 million for the nine months ended September 30, 2012, a net increase of $11.8 million, compared to $52.2 million for the nine months ended September 30, 2011. Management fees increased by $11.8 million primarily due to (i) an $11.4 million net increase in management fees primarily attributable to net capital calls or commitments made after 2011, most notably in the Credit Opportunities Funds and the FCO Managed Accounts and (ii) a $1.1 million net increase in the Japan Opportunity Funds. These increases in management fees were partially offset by a $0.7 million net decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Real Assets Funds.

Incentive income was $42.4 million for the nine months ended September 30, 2012, a net decrease of $57.3 million, compared to $99.7 million for the nine months ended September 30, 2011. Incentive income decreased $57.3 million primarily due to (i) a decrease of $67.6 million in incentive income generated primarily by Credit Opportunities Fund I and FCO Managed Account #1 and (ii) a decrease of $1.8 million in incentive income generated by the Long Dated Value Funds and Real Assets Funds for the nine months ended September 30, 2012 as compared to the prior comparative period.  These decreases were partially offset by an increase of $12.3 million in incentive income generated primarily by Credit Opportunities Fund II and certain FCO Managed Accounts for the nine months ended September 30, 2012 as compared to the prior comparative period.

Expenses

Expenses were $93.3 million for the nine months ended September 30, 2012, a net increase of $22.2 million, compared to $71.1 million for the nine months ended September 30, 2011. The increase of $22.2 million in expenses was primarily attributable to a net increase of $48.3 million in allocable expenses primarily related to a change in expense allocation methodology.  This increase was partially offset by a net decrease of $25.0 million in compensation and benefits expense, which includes a net decrease of $23.4 million in profit sharing compensation expense.

Three months ended September 30

Pre-tax distributable earnings decreased by $17.6 million primarily due to:

Revenues

Management fees were $21.4 million for the three months ended September 30, 2012, a net increase of $1.9 million, compared to $19.6 million for the three months ended September 30, 2011. Management fees increased by $1.9 million primarily due to (i) a $1.4 million net increase in management fees primarily attributable to net capital calls or commitments made after the first quarter of 2011, most notably in the Credit Opportunities Funds and the FCO Managed Accounts, and (ii) a $0.5 million net increase in the Japan Opportunities Funds.

Incentive income was $17.0 million for the three months ended September 30, 2012, a net decrease of $2.8 million, compared to $19.8 million for the three months ended September 30, 2011. Incentive income decreased by $2.8 million primarily due to net decreases of: (i) $4.0 million in incentive income generated by the Credit Opportunities Funds and certain FCO Managed Accounts and (ii) $1.4 million in incentive income generated by the Long Dated Value Funds and Real Assets Funds for the three months ended September 30, 2012 as compared to the prior comparative period.  These decreases were partially offset by an increase of $2.6 million in incentive income generated primarily by the Japan Opportunity Funds for the three months ended September 30, 2012 as compared to the prior comparative period.

Expenses

Expenses were $32.4 million for the three months ended September 30, 2012, a net increase of $16.6 million, compared to $15.8 million for the three months ended September 30, 2011. The increase of $16.6 million in expenses was primarily attributable to a net increase of $17.0 million in allocable expenses primarily related to a change in expense allocation methodology, and a $0.5 net increase in general and administrative expense, partially offset by a $0.9 decrease in net in compensation and benefits expense.

Logan Circle

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Segment Revenues
Management Fees	$18,675	$14,767	$3,908	$6,802	$4,940	$1,862
Incentive Income	—	—	—	—	—	—
Segment revenues - total	$18,675	$14,767	$3,908	$6,802	$4,940	$1,862
Pre-tax distributable earnings (loss)	$(6,831)	$(12,669)	$5,838	$(2,295)	$(3,666)	$1,371

Nine months ended September 30

Pre-tax distributable loss decreased by $5.8 million primarily due to:

Revenues

Management fees were $18.7 million for the nine months ended September 30, 2012, a net increase of $3.9 million, compared to $14.8 million for the nine months ended September 30, 2011. Management fees increased $3.9 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $25.5 million for the nine months ended September 30, 2012, a net decrease of $1.9 million, compared to $27.4 million for the nine months ended September 30, 2011. The decrease of $1.9 million in expenses was primarily attributable to (i) a net decrease of $0.7 million in compensation and benefits expense, (ii) a net decrease of $0.5 million in general and administrative expenses primarily as a result of a decrease in professional fees, and (iii) a net decrease of $0.7 million in corporate allocable expenses as a result of a decrease in overall corporate expenses and a decrease in average headcount within Logan Circle.

Three months ended September 30

Pre-tax distributable loss decreased by $1.4 million primarily due to:

Revenues

Management fees were $6.8 million for the three months ended September 30, 2012, a net increase of $1.9 million, compared to $4.9 million for the three months ended September 30, 2011. Management fees increased $1.9 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $9.1 million for the three months ended September 30, 2012, a net increase of $0.5 million, compared to $8.6 million for the three months ended September 30, 2011. The increase of $0.5 million in expenses was primarily attributable to (i) a $0.2 million net increase in compensation and benefits expenses, (ii) a $0.2 million net increase in general and administrative expenses, and (iii) a $0.1 million net increase in corporate allocable expenses.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Nine Months Ended September 30,		2012 vs. 2011	Three Months Ended September 30,		2012 vs. 2011
	2012	2011		$2012	2011	$
Pre-tax distributable earnings (loss)	$(1,718)	$(7,473)	$5,755	$363	$(7,944)	$8,307

Nine months ended September 30

Pre-tax distributable loss decreased by $5.8 million primarily due to:

•       a $1.9 million decrease in net investment income from realizations and the performance of our investments in our funds. The $1.9 million net decrease in investment income was due to a net decrease of $6.4 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, offset by a net increase of $4.5 million attributable to our investments in our hedge funds for the nine months ended September 30, 2012 as compared to the prior comparative period;

•       a $2.0 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds for the nine months ended September 30, 2012 as compared to the prior comparative period;

•       a $2.1 million increase in net investment income due to a net decrease in interest expense primarily driven by a decrease in average debt balance during the nine months ended September 30, 2012 as compared to the prior comparable period;

•       a $0.4 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•       a $4.3 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

Three months ended September 30

Pre-tax distributable earnings increased by $8.3 million primarily due to:

•       a $4.8 million increase in net investment income from realizations and the performance of our investments in our funds. The $4.8 million net increase in investment income was due to a net increase of $4.9 million attributable to our investments in our hedge funds offset by a net decrease of $0.1 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds for the three months  ended September 30, 2012 as compared to the prior comparative period;

•       a $1.4 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds for the three months ended September 30, 2012 as compared to the prior comparative period;

•       a $1.2 million increase in net investment income due to a net decrease in interest expense primarily due to a decrease in the average debt balance;

•       a $0.1 million increase in net investment income due to an increase in dividend income earned from our direct investment in Newcastle common stock; and

•       a $0.7 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2012:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$56	$—	$56	$ N/A
Fund II	1,457	—	1,457	N/A
Fund III and Fund III Coinvestment	12,743	3,792	8,951	N/A
Fund IV and Fund IV Coinvestment	144,661	79,575	65,086	N/A
Fund V and Fund V Coinvestment	146,736	74,026	72,710	N/A
Long Dated Value Funds	19,279	13,644	5,635	N/A
Real Assets Funds	24,553	11,997	12,556	N/A
Credit Opportunities Funds	67,501	40,660	26,857	(16)
Mortgage Opportunities Funds	4,266	—	4,266	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	12,979	11,057	1,922	N/A
WWTAI	4,882	4,860	22	—
Real Estate Opportunities Funds	319	184	135	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	9,501	2,880	6,621	N/A
Brookdale (NYSE: BKD)	30,477	8,136	22,341	N/A
Private investment #1	240,964	207,357	33,607	N/A
Private investment #2	104,522	44,363	60,159	N/A
Castles
Eurocastle (EURONEXT: ECT)	78	78	—	N/A
Newcastle (NYSE: NCT)	7,724	667	7,057	N/A
Other
Hedge fund side pocket investments	110,248	79,185	32,836	(1,773)
Direct investments	127,639	71,943	56,004	(308)
Total	$1,070,585	$654,404	$418,278	$(2,097)

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments (and clawback obligations, if any) to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), payments under our credit agreement, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2012, the receipt of approximately $157.0 million of management fees had been deferred, of which $12.2 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $67.4 million of private equity general and administrative expenses had been advanced on behalf of certain funds. In October 2012, $149.8 million of the outstanding amounts were received as a result of a fund realization event. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $253.7 million at September 30, 2012, our available draws under our credit facility of $56.7 million, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt amortization payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Adjusted EBITDA, as defined in our credit agreement) cause us to violate any of our debt covenants. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of September 30, 2012, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2012 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,496
FECI	1,551
WWTAI	2,672
MSR Opportunities Fund I A	50
MSR Opportunities Fund I B	50
Starcastle	1,591

Credit PE Funds
Credit Opportunities Fund	6,882
Credit Opportunities Fund II	4,178
Credit Opportunities Fund III	19,800
FCO Managed Accounts	50,731
Long Dated Value Fund I	460
Long Dated Value Fund II	1,685
Long Dated Value Fund III	161
LDVF Patent Fund	27
Real Assets Fund	21,133
Assets Overflow Fund	200
Japan Opportunity Fund	1,080
Japan Opportunity Fund II	4,824
Net Lease Fund I	169
Global Opportunities Fund	2,902
Life Settlements Fund	82
Life Settlements Fund MA	54
Real Estate Opportunities Fund	5,857
Real Estate Opportunities REOC Fund	209
Karols Development Co	7,247
Other	447
Total	$154,119

Lease Obligations

Minimum future rental payments under our operating leases are as follows (in thousands):

October 1 to December 31, 2012	$6,308
2013	24,159
2014	23,044
2015	20,939
2016	19,355
2017	2,407
Thereafter	215
Total	$96,427

Debt Obligations

As of September 30, 2012, our debt obligations consisted of the amounts outstanding under our credit agreement, as described below.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				September 30, 2012
	Face Amount and Carrying Value		Final Stated	Amount	Weighted Average	Weighted Average
Debt Obligation	September 30, 2012	December 31, 2011	Maturity	Available for Draws	Funding Cost (1)	Maturity (Years)
Credit Agreement (2)
Revolving debt (3)	$—	$—	Oct 2013	$56,713	—	—
Term loan	180,528	261,250	Oct 2015	N/A	6.2%	2.2
Total	$180,528	$261,250		$56,713	6.2%	2.2

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

(3)          The $60 million revolving debt facility includes a $25 million letter of credit subfacility of which $3.3 million was utilized.

In October 2012, the term loan was repaid in full.

During the nine months ended September 30, 2012, the average face amount of our outstanding debt was approximately $218.9 million and the highest face amount outstanding at one time during this period was $261.3 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of September 30, 2012, the outstanding balance was approximately $291.1 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay any amounts outstanding under its current credit agreement the (“2010 Credit Agreement”) upon the occurrence of certain events, including certain asset sales and other dispositions.

The events of default under the 2010 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2010 Credit Agreement) with respect to our material funds. A default under this agreement could have a material, adverse impact on our liquidity.

The 2010 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of September 30, 2012. In addition, Fortress Operating Group must not:

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

•                  Permit the Minimum Investment Assets Ratio (a measure of investment compared to outstanding debt, as defined in the 2010 Credit Agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•                  Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA after permitted tax distributions compared to required debt payments, or fixed charges, as defined in the 2010 Credit Agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the 2010 Credit Agreement) is greater than $300 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250 million but less than or equal to $300 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250 million, less than or equal to 1.75 to 1.00, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements as of September 30, 2012.

	September 30, 2012
	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$37,508	(A)
Consolidated Leverage Ratio	< 2.75	0.68	(B)
Minimum Investment Assets Ratio	> 2.00	7.40	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	2.40	(B)

(A)      Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the 2010 credit agreement.

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

September 30, 2012
Outstanding debt (D)	$181.1
Plus: Outstanding letters of credit	3.3
Less: Cash (up to $50 million)	(50.0)
Net debt	$134.4

Twelve Months Ended
September 30, 2012
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$(207.2)
Depreciation and amortization, interest expense and income taxes	43.6
Extraordinary or non-recurring gains and losses	1.3
Incentive Income Adjustment	51.2
Other Income Adjustment	(209.2)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	517.8
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$197.5
Permitted tax distributions	$56.8
Fixed charges	$58.6

(C)        Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $0.6 million of insurance financing.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated by reference herein.

Dividends / Distributions

On November 1, 2012, we declared a second quarter cash dividend of $0.05 per Class A share. The dividend is payable on November 19, 2012 to holders of record of our Class A shares on November 14, 2012. The aggregate amount of this dividend payment is approximately $11.0 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million will be paid to holders of restricted Class A share units.

On August 1, 2012, we declared a second quarter cash dividend of $0.05 per Class A share. The dividend was payable on August 20, 2012 to holders of record of our Class A shares on August 15, 2012. The aggregate amount of this dividend payment was approximately $11.0 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million were paid to holders of restricted Class A share units.

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

During the nine months ended September 30, 2012, in addition to the distributions described above, Fortress Operating Group declared distributions of $23.9 million to the principals and a senior employee.  A pro rata distribution was also made to FIG Corp.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement, and (iv) distributing cash flow to equity holders, as applicable.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $45.7 million and $121.2 million during the nine months ended September 30, 2012 and 2011, respectively.

Operating Activities — Comparative

Cash received for management fees decreased by $38.1 million from $373.8 million in 2011 to $335.7 million in 2012. Management fees are based on average AUM, which, based on a simple quarterly average, increased from 2011 to 2012 (private equity funds decreased by ($0.1) billion, Castles increased by $0.2 billion, liquid hedge funds decreased by ($1.5) billion, credit hedge funds decreased by ($0.6) billion, credit PE funds increased by $1.1 billion, and Logan Circle increased by $4.6 billion) as a result of capital raising, including new fund formation, capital acquisitions, and returns, offset by redemptions, capital distributions and losses. However, approximately $157 million of management fees were past due at September 30, 2012 (of which $149.8 million were received in October 2012), as opposed to $107.2 million at September 30, 2011. Furthermore, the average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress’s alternative asset management businesses. In addition, management fees decreased $14.7 million related to an advisory agreement that concluded in the third quarter of 2011.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and managed accounts or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $76.8 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2012 and a decrease in cash incentive income received from the liquid managed accounts.

Cash paid for compensation decreased by $10.2 million from the nine months ended September 30, 2011 compared to September 30, 2012. Bonuses and profit sharing payments are generally paid in February of the year following the year in which they are earned, so this change is primarily related to a decrease in bonuses and profit-sharing earned in 2011 compared to 2010. In addition, the timing of these annual compensation payments may cause our net cash flow from operations to be negative in early periods of a given year.

Cash paid for interest decreased approximately $1.9 million primarily due to a lower average debt balance of $218.9 million in 2012 compared to $275.0 million in 2011. The weighted average interest rate remained flat at 5.75% in 2012 and 2011.

In addition, Fortress made a payment of $13.6 million under the tax receivable agreement during the first nine months of 2011, as compared to $8.9 million during the first nine months of 2012.

During the nine months ended September 30, 2011, Fortress made certain advances of pre-acquisition costs related to NCT’s purchase of senior living properties of $5.0 million, which were reimbursed in 2012.

Investing Activities

Our net cash flow provided by (used in) investing activities was $77.1 million and $96.0 million during the nine months ended September 30, 2012 and 2011, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($52.6) million and ($69.9) million during the nine months ended September 30, 2012 and 2011, respectively, (ii) distributions of capital from equity method investees of $137.0 million and $179.3 million during the nine months ended September 30, 2012 and 2011, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($7.4) million and ($13.4) million during the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($202.2) million and ($114.1) million during the nine months ended September 30, 2012 and 2011, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($45.4) million and ($61.5) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($36.2) million and ($58.2) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.4 million and $13.1 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $32.8 million in 2012, and (v) our net borrowing and repayment activity. In addition, in August 2012, Fortress paid $7.5 million of withholding tax on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares.

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

Another method used to value loans that may not be repaid in full is a recoverability analysis, which values the total amount of assets of the borrower that might be sold to raise proceeds to repay the loan (and debt, if any, that has a higher claim against assets) if necessary. Under this method, all assets of the borrower must be analyzed and valued. If the total value is less than the total payments due under the loan (and debt, if any, that has a higher claim against assets), the fair value of the loan will be reduced.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2012. As of September 30, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	7%	5%	88%	96%	4%	3%	14%
2. Other observable market parameters	10%	23%	4%	4%	0%	0%	5%
3. Significant unobservable market parameters (A)	83%	72%	8%	0%	96%	97%	81%
Total	100%	100%	100%	100%	100%	100%	100%

(A)      A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 56% of our credit hedge funds’ and credit PE funds, respectively, level 3 valuations were based on such sources.

(B)        The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of September 30, 2012, $12.7 billion of investments in our private equity funds, $1.6 billion of investments in our liquid hedge funds, $8.2 billion of investments in our credit hedge funds, and $7.6 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2012, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.1million or ($6.5 million) (A)	$1.9 million	$15.0 million	$0.0 million or ($1.4 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$60.4 million	$9.8 million	$2.5 million	$11.5 million

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)      Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2012, $3.7 billion of such portfolio companies valued at level 3  were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2012 is the current reset date.

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

2007	$74.9
2008	$48.0
2009	$24.8
2010	$77.6
2011:	$53.5
2012: Estimated	$48.0

2013 - 2015: Average Required	$63.1
2016 - 2021: Average Required	$81.6

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

See Note 9 to Part I, Item 1 “Financial Statements — Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of September 30, 2012, our material contractual obligations are our capital commitments to our funds, our lease obligations and our debt obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $911.8 million as of December 31, 2011 to $850.5 million as of September 30, 2012.

Our operating lease agreement obligations decreased from $103.6 million at December 31, 2011 to $96.4 million at September 30, 2012.

Our debt obligations payable decreased from $294.5 million as of December 31, 2011 to $203.9 million as of September 30, 2012, including estimates for interest payments. The term loan was repaid in full in October 2012.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of September 30, 2012, which we refer to as intrinsic clawback, was $90.7 million as compared to $102.8 million at December 31, 2011.

Our estimated liability under the tax receivable agreement decreased from $279.0 million at December 31, 2011 to $277.4 million at September 30, 2012.

Our outstanding capital commitments, including our commitments to our funds, have increased from $101.3 million as of December 31, 2011 to $154.1 million as of September 30, 2012.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices, interest rates and exchange rates as of September 30, 2012 (in thousands):

Assets
Investments	$1,199,622

Liabilities
Debt obligations payable	$180,528

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2012, approximately 37% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•                              For Castles, management fees are not calculated based on NAV but instead a fee is charged based on the funds’ contributed capital (or on revenues, for senior living property management).

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

•                              Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2012 would increase or decrease future incentive income by $224.5 million or ($145.1) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•                              Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease to the NAV of the funds on September 30, 2012 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2012 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$6.7	$ N/A	(E)	$70.2	$6.7	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	7.7	N/A	(G)	17.5	7.7	51.2		6.7
Credit
Hedge Funds	10.3	N/A	(G)	2.5	10.3	65.6		2.3
PE Funds	—	N/A	(E)	12.7	—	N/A	(E)	N/A
Total	$24.7	$—		$102.9	$24.7	$116.8		$9.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity
Funds	$(9.1)	$ N/A	(E)	$(70.2)	$(9.1)	$ N/A	(E) (F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(7.7)	N/A	(G)	(17.5)	(7.7)	(19.5)		(6.7)
Credit
Hedge Funds	(10.3)	N/A	(G)	(2.5)	(10.3)	(65.0)		(2.3)
PE Funds	(1.5)	N/A	(E)	(12.7)	(1.5)	N/A	(E) (F)	N/A	(F)
Total	$(28.6)	$—		$(102.9)	$(28.6)	$(84.5)		$(9.0)

(A)                   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                   Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.3 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                   The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $5.8 million.

(D)                   Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would affect unrealized gains and losses by approximately $6.9 million and compensation and benefits by approximately $0.8 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of September 30, 2012, we estimate that interest expense relating to variable rate debt obligations payable would be unchanged on an annual basis in the event interest rates were to increase by one percentage point, due to the benchmark rate on the debt being below the minimum rate. The term loan was repaid in full in October 2012.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., and certain Japanese entities are directly exposed to foreign exchange risk. As of September 30, 2012, we had a $0.1 million investment in Eurocastle and a $58.3 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $25.2 million investment in Karols Development Co. and $8.0 million of investments in certain Japanese entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2012, we estimate the gains and losses for the nine months ended September 30, 2012 in relation to the value of the investments would increase by approximately $9.8 million or decrease by approximately $10.4 million. In addition, we held $20.2 million of foreign-denominated cash as of September 30, 2012.

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

Our credit agreement, which includes a revolving facility and a term loan facility, contains a number of restrictive covenants. In the event there are amounts drawn under this agreement, these covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. We repaid the term loan in October 2012, but the revolving facility remains outstanding. The financial covenants require that we:

•                  not exceed a total leverage ratio or a fixed charge coverage ratio;

•                  maintain a minimum AUM; and

•                  maintain a minimum ratio of investment assets to funded indebtedness.

The leverage ratio, fixed charge coverage ratio and minimum investment assets ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month.  Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance.  For example, our leverage ratio fluctuates depending upon the amount of cash flow that we generate; our fixed charge coverage ratio fluctuates depending upon various revenues and expenses relative to our outstanding funded indebtedness and cash on hand; and the value of our AUM and investment assets fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and, in the case of AUM, our net capital raised or returned.  The investment assets on our balance sheet include a limited number of concentrated positions in portfolio companies or other ventures whose liquidity, operating results and financial condition are affected market conditions and have been adversely affected in the past.  A material default by any portfolio company in which we have a material direct or indirect investment could cause us to lose all, or a significant portion, of the value of our investment attributable to such portfolio company, or any amounts due from the applicable fund, which would, in turn, decrease the amount of our investment assets and could result in our failure to comply with the investment asset covenant in our credit agreement or make compliance more difficult. Furthermore, the application of our consolidated fixed charge coverage ratio covenant may limit our ability to pay dividends in the future in certain circumstances, even when we would otherwise be in compliance with the covenant. Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement.

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.  In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets.  If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.  For more detail regarding our credit agreement, its terms and the current status of our compliance with the agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,”  “—Debt Obligations,” and “—Covenants.”

In addition, our revolving credit facility matures in October 2013.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

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

Under the terms of our credit agreement, if, subject to certain exceptions, we cease to serve as the investment manager of any fund that generated management and incentive fees during the previous twelve months — or which we expect to generate such fees within the next twelve months — in an aggregate amount of at least $25 million, such termination would constitute an event of default.  In addition, if any fund that has generated at least 10% of all management fees generated during the previous four fiscal quarters commenced a process to dissolve, liquidate or otherwise wind-up the fund outside the ordinary course of business, such commencement would also constitute an event of default under our credit agreement.  If either event of default occurred, it would give our lenders the right to terminate their commitments to lend us funds under our revolving credit facility (in addition to other remedies available under the credit agreement). If our lenders exercised their rights upon the occurrence of an event of default, doing so would likely have an immediate material adverse effect on our business, results of operations and financial condition.

We may become involved in lawsuits or investigations that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, regulators, and residents of senior living facilities that we manage (since July 2012). We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits.  Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments.  It is likely that we would be brought into any lawsuit that involves a fund-related issue.

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

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that the Act will, among other things, increase our costs of operating as a public company and impose restrictions on our business.  For example, the Act could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies.  The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage.  The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs.  Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable.  Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, due to recently adopted regulations, certain of our affiliates will register with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission, or SEC, oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974, or ERISA. We and our Castles, as public companies, are subject to applicable stock exchange regulations, and both we and Newcastle are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight.  For example, Springleaf Finance Inc. is in the consumer finance industry and Nationstar Mortgage is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation.  Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments).  In addition, as a manager of senior living facilities (since July 2012) we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities in Singapore, Australia and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted.  If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equity holders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “—Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “—Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities, the management of our Castles and our other activities, such as our management of senior living facilities on behalf of Newcastle (since July 2012). Certain of our funds and Castles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee’s capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services.  Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress’s holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between old and new lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. In July 2012, our workforce grew by approximately 800 employees when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure.We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

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

Under our credit agreement, we have a $60 million revolving credit facility (including a $25 million letter of credit subfacility).  As of September 30, 2012, we had a $180.5 million term loan outstanding and nothing outstanding under our revolving credit facility ($3.3 million of letters of credit were outstanding under the letter of credit subfacility). In October 2012, the term loan was repaid in full. Borrowings under our revolving credit facility mature on October 7, 2013. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or issuing equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2012, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $157.0 million, of which $12.2 million has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $67.4 million. In October 2012, $149.8 million of the outstanding amounts were received as a result of a fund realization event. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.4 billion during the period ended September 30, 2012 and $1.2 billion during the period ended September 30, 2011, and our credit hedge funds received $239.9 million and $0.6 billion of return of capital requests from fee-paying investors during the periods ended September 30, 2012 and 2011, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commodities Funds in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurred in October and $32.7 million of additional return of capital requests were received in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of September 30, 2012, the cumulative clawback obligation to investors in these funds would be approximately $59.9 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we may establish funds that target particular asset classes, such as our MSR Opportunities Fund. Sectors in which our funds have significant investments include transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living facilities.  If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity business could harm our reputation, which could make it difficult for us to raise capital for our other businesses.  For a description of the consequences to us of poor fund performance, see “—Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

Our Castles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as has been the case for Newcastle since mid-2007 and is currently the case for both Castles), our Castles may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 market disruption, we do not expect to earn incentive income from the Castles for an indeterminate period of time.

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

Our funds enter into numerous types of financing arrangements with counterparties around the world, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts.  The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.  In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties. Our funds may also experience counterparty concentration risk with respect to partners in coinvestments.

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

Investors in our private equity and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of the end of the reporting period, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.4 billion during the period ended September 30, 2012 and $1.2 billion during the period ended September 30, 2011. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in connection with the closing of the Fortress Commodities Funds in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. There were $239.9 million and $0.6 billion of return of capital requests from fee-paying investors for the credit hedge funds for the periods ended September 30, 2012 and 2011, respectively. The annual return of capital request date for our flagship credit hedge fund occurred in October and $32.7 million of additional return of capital requests were received in October.

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

Our funds may make investments or hold trading positions in markets that are volatile and which may be illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which we may be a party, and changes in industry and government regulations. When a fund holds a security or position it is vulnerable to price and value fluctuations and may experience losses to the extent the value of the position decreases and it is unable to timely sell, hedge or transfer the position. Therefore, it may be impossible or costly for our funds to liquidate positions rapidly, particularly if the relevant market is moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Alternatively, it may not be possible in certain circumstances for a position to be purchased or sold promptly, particularly if there is insufficient trading activity in the relevant market or otherwise.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our credit agreement, our ability to make cash distributions is subject to the following restrictions: (a) no event of default exists immediately prior to or subsequent to the distribution and (b) after giving effect to the distribution, we have cash on hand of not less than accrued but unpaid taxes (based on estimated entity level taxes due and payable by the Fortress Operating Group entities, primarily New York City unincorporated business tax). The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events with respect to our material funds. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

•      difficulty in complying with the provisions in our credit agreement such as financial covenants;

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2012, we had 518,084,614 outstanding Class A shares on a fully diluted basis, including 65,345,596 resulting from vested equity compensation granted pursuant to our equity incentive plan, 23,256,038 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 10,333,334 restricted FOG partnership units granted to a senior employee pursuant to our equity incentive plan, 828,211 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 73,656,055 Class A shares that remain available for future grant under our equity incentive plan. Approximately 8.7 million, 10.0 million and 11.4 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2012, 2011 and 2010, respectively, and became eligible for resale by the holders, and a similar amount will vest on January 1, 2013. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

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

As of September 30, 2012, our principals directly owned an aggregate of 298,416,709 Fortress Operating Group units and also owned an aggregate of 5,486,895 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

10.9

Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.10

First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

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

10.15

Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporatedby reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

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

November 2, 2012

By:	/s/ Randal A, Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

November 2, 2012

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

November 2, 2012