Form 10-K
period 2012-12-31
Fortress Investment Group LLC
filed 2013-02-27
CIK 1380393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):  ☐ Yes  ☒ No

The aggregate market value of the Class A Shares held by non-affiliates as of June 30, 2012 (computed based on the closing price on such date as reported on the NYSE) was $501.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

Class A shares: 218,334,273 outstanding as of February 26, 2013.

Class B shares: 249,534,372 outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2013 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORTRESS INVESTMENT GROUP LLC

FORM 10-K

Set forth below is information about certain terms used in this Annual Report on Form 10-K:

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

“Fortress,” “we,” “us,” “our,” the “company” and the “public company” refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group and all of its subsidiaries.

“Fortress Funds” and “our funds” refers to the private investment funds, alternative asset companies and related managed accounts that we manage. The Fortress Macro Fund is our flagship liquid hedge fund and the Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

“Fortress Operating Group” or “FOG” refers to the limited partnerships and their subsidiaries through which we conduct our business and hold our principal investments. The public company controls the Fortress Operating Group through wholly owned subsidiaries that serve as the general partner of each FOG entity.

Economic interests in each FOG entity are represented by Class A Common Units and Class B Common Units.  Class A Common Units are (indirectly) owned by the public company, and Class B Common Units are owned by the principals (defined below) and, from time to time, one senior employee who owned securities convertible into Class B Common Units.

The number of outstanding Class A Common Units equals the number of outstanding Class A shares of the public company.  The number of outstanding Class B Common Units equals the number of outstanding Class B shares of the public company.

“Fortress Operating Group units” or “FOGUs” is the term we use to refer to the aggregate of one limited partner interest (either a Class A Common Unit or a Class B Common Unit, as applicable) in each FOG entity.  One FOGU together with one Class B share is convertible into one Class A share.  A surrendered Class B Common Unit automatically converts into a Class A Common Unit.

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz, collectively, as well as Robert Kauffman until his retirement in December 2012.  The principals control the public company through their ownership of the public company’s Class B shares (together with, from time to time, a senior employee who owned securities convertible into Class B shares).  The Class B shares and the Class A shares are each entitled to one vote per share, and the number of Class B shares outstanding represents a majority of the aggregate number of Class B shares and Class A shares outstanding.  The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends.  The principals own their economic interest in the public company through their direct ownership of FOGUs.

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

PART I

Item 1.         Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading, highly diversified global investment management firm with approximately $53.4 billion in AUM as of December 31, 2012. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of our over 1,400 institutional clients and private investors worldwide. Accordingly, because fund investors own the various funds, we do not consolidate them at the Fortress level. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies; we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone — as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2012, Fortress’s investments in and commitments to our funds were $1.4 billion, consisting of the net asset value of Fortress’s principal investments of $1.2 billion, and unfunded commitments to private equity funds and credit PE funds of $0.2 billion.

We currently have 975 asset management employees, including approximately 240 investment professionals, at our headquarters in New York and our affiliate offices around the globe. Additionally, we have 1,021 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities).

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

Recent Developments

•                  In October 2012, we repaid our term loan in full. In February 2013, we terminated our existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility.

•                  During 2012, we raised $6.7 billion of new third-party capital and launched seven new funds. As of December 31, 2012, we had $6.2 billion of capital commitments from investors to our funds that will be included in AUM if called, of which $5.0 billion is in newer vintage funds and is available for general investment purposes. In addition, we had net client inflows in our traditional, fixed income asset management business of $5.7 billion in 2012.

•                  Fortress’s board of directors has increased our base quarterly dividend to $0.06 per share, effective for the dividend related to the fourth quarter of 2012, resulting in total dividends of $0.21 per share related to 2012.

•                  On December 21, 2012, one of our Principals retired and we agreed to purchase all of his 2,082,684 Class A shares and his 49,189,480 Fortress Operating Group units at $3.50 per share, or an aggregate of $179.5 million. In connection with this purchase, we paid $30.0 million of cash and issued a $149.5 million promissory note to the former Principal.

Key Performance Indicators

As mentioned above, we earn management fees, incentive income, and investment income (loss). From these earnings we pay compensation and other expenses, as well as taxes, to arrive at our net operating performance.

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

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets Under Management.” For more information on our management fee rates, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 3  —  Management Agreements and Fortress Funds.”

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In some cases, we earn incentive income only if a fund’s investments meet specified performance thresholds. We therefore monitor our funds’ proximity to such performance thresholds. For more information on our funds’ performance, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Performance of our Funds.”  For more information on our funds’ incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 3 — Management Agreements and Fortress Funds.”

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

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and credit funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2012, we managed alternative assets in the following core businesses:

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

Liquid Hedge Funds — a business that manages approximately $5.1 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $13.4 billion of AUM comprised of two business segments: (i) credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional, fixed income asset management business which has approximately $20.7 billion of AUM. Logan Circle primarily provides fixed income, separate account investment management services to institutional clients, including corporate entities, pension plans, mutual funds, private funds, and foundations, as well as public and government entities.   Logan Circle also provides investment advisory services to private funds for which Logan Circle or its affiliates also serve as the general partner.

In addition, we treat our principal investments in these funds as a distinct business segment.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2012	2011	2010

Private Equity
Funds
Management Fees	$119,492	$131,898	$138,038
Incentive Income (A)	10,993	(1,748)	41,649

Castles
Management Fees	56,255	53,357	48,135
Incentive Income	242	—	—

Liquid Hedge Funds
Management Fees	77,531	108,873	98,671
Incentive Income	67,645	3,787	67,159

Credit Funds
Hedge Funds
Management Fees	101,194	121,835	124,180
Incentive Income	130,305	78,460	102,712
PE Funds
Management Fees	98,393	73,273	48,421
Incentive Income (A)	68,568	117,598	157,646

Logan Circle
Management Fees	26,796	20,050	13,315

(A) Net of reserves for future clawback, as applicable.

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds.  Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment.  Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues for each of the periods presented.  For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Analysis” and Part II, Item 8, “Financial Statements and Supplementary Data.”

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

In July 2012, Fortress formed a senior living property management subsidiary and has agreements to manage fifteen senior living properties, including twelve which are owned by Newcastle and three which are owned by third parties. Fortress will receive management fees of between 6.0% and 7.0% of revenues (as defined in the agreements).

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

Management fees are charged based on the AUM of the Fortress Macro Funds at a rate between 1.5% and 2.0% annually, depending on the investment and liquidity terms elected by investors. We generally earn incentive income of between 15% and 25% of the fund’s profits, generally payable annually, depending on the investment and liquidity terms elected by investors, and subject to achieving cumulative positive returns since the prior incentive income payment. In other words, an incentive income payment establishes a “high water mark” such that the fund must earn a cumulative positive return from that point forward in order for Fortress to earn incentive income. Investors in the Fortress Macro Funds may invest with the right to redeem without paying any redemption fee either monthly, quarterly, or annually after three years. Some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Fortress Asia Macro Funds

The Fortress Asia Macro Funds invest in global fixed income, commodities, currency and equity markets, and their related derivatives, thematically related to the Asia-Pacific region through a fundamental macroeconomic strategy that focuses on liquid investments. The funds’ investment program focuses on global trading and capital flows that affect one or more of the Asian countries and/or are affected by them and the region as a whole. Management fee rates for these funds range from 1.5% to 2.0% and we earn incentive income generally between 20% and 25% of their profits, subject to achieving cumulative positive returns since the prior incentive income payment.

Fortress Partners Funds

The Fortress Partners Funds invest with a broad mandate, similar to endowment portfolios of large universities. Investments are made both in Fortress Funds and in funds managed by other managers, and in direct investments that are sourced either by Fortress personnel or by third parties with whom we have relationships. Our endowment strategy funds are designed to blend our direct bottom up investing style with third party managers to create excellent risk adjusted returns with an emphasis on capital preservation. Management fee rates for these funds range from 1.0% to 1.5% and we earn incentive income generally equal to 20% of the profits from direct investments only, subject to achieving cumulative positive returns since the prior incentive income payment.

Convex Asia Funds

The Convex Asia Funds’ principal investment objective is to generate a superior total return on its capital over multi-year market cycles by executing a positively convex investment strategy in the Asia-Pacific fixed income, commodities, currency, credit and equity markets, and their related derivatives or similar markets globally that are thematically related to the Asia-Pacific region. The management fee rate for these funds is 1.25% and we earn incentive income of 18% of their profits, subject to achieving cumulative positive returns since the prior incentive income payment.

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

The funds are able to invest in a wide array of financial instruments, ranging from direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure with a value orientation. All of these investments are based on fundamental bottom up analysis and are typically event driven. The funds’ diverse and situation-specific investments require significant infrastructure and asset management experience to fully realize value. We have developed a substantial asset management infrastructure with expertise in managing the funds’ investments in order to be able to maximize the net present value of investments on a monthly basis. In addition to the funds noted below, Fortress has been retained as a manager of certain non-Fortress originated funds as part of an advisory business that forms part of the Credit hedge funds business.

Drawbridge Special Opportunities Funds

The Drawbridge Special Opportunities Funds form the core of our credit hedge fund investing strategy. The funds opportunistically acquire a diversified portfolio of investments primarily throughout the United States, Western Europe and the Pacific region. The funds’ investment program incorporates complementary investment strategies, focusing on direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance.  The majority of the funds’ investments are relatively illiquid, and the funds generally make investments that are expected to liquidate or be realized within a five year period.

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate generally equal to 2.0% annually. We generally earn incentive income of 20% of the fund’s profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds’ investments, rather than paying out redemption requests immediately, the fund may elect to pay out redeeming investors as and when the particular investments held by the fund at the time of redemption are realized.

Worden Funds

The Worden Funds invest in a diversified portfolio of undervalued and distressed investments primarily in North America and Western Europe, but also in Australia, Asia and elsewhere on an opportunistic basis.  These funds seek to achieve their investment objectives primarily through investments in loans and asset-based investments, including portfolios of consumer and commercial receivables and asset backed financial instruments of undervalued or financially troubled companies.  Management fees of 1.75% to 2.0% are generally charged based on the AUM of the Worden Funds.  We earn incentive income of 20% of the funds’ profits, payable annually, subject to achieving cumulative positive returns since the prior incentive income payment.

Credit PE Funds

Our credit PE funds are primarily comprised of families of funds as described below, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector. They generally have management fee rates between 1.0% and 1.5% and generate incentive income of between 10% and 20% of a fund’s profits subject to the fund achieving a minimum return as a whole.

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

Long Dated Value Funds

The Long Dated Value family of funds was established to focus on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing. We believe that these investments provide the potential for significant capital appreciation over the long term. The Long Dated Value Funds have an investment life of 25 years, reflecting the funds’ longer-term investment profiles. In addition, incentive income is distributed to us after all of a fund’s invested capital has been returned, rather than as each investment is realized.

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

Asia Funds

We launched the Fortress Japan Opportunity Funds in 2009 to take advantage of the significant distressed opportunities that have emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The Funds primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, we launched the Fortress Global Opportunities (Yen) Fund in the second half of 2010 to make opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund. This fund invests primarily in North America and Western Europe, but may also invest in Australia, Asia and elsewhere on an opportunistic basis.

Real Estate Opportunities Funds

Fortress established the Real Estate Opportunities Funds primarily to make opportunistic commercial real estate investments.  The investment objective of the funds is to generate superior risk adjusted returns by opportunistically investing in commercial real estate and real estate-related (collectively, “CRE”) assets, equity investments, loans, securities, and other investments that we believe have the potential to achieve significant total returns generally within a three-to-seven year time horizon.  The funds intend to make value-oriented investments throughout the capital structure of CRE assets.

Logan Circle

Logan Circle primarily provides traditional fixed income, separate account investment management services to institutional clients, including corporate entities, pension plans, mutual funds, private funds, and foundations, as well as public and government entities.   Logan Circle also provides investment advisory services to private funds for which Logan Circle or its affiliates also serve as the general partner. Management fee rates average 0.15% of AUM and may be tiered based on the amount of AUM of the account.

Competition

The investment management industry is intensely competitive, and we expect the competition may intensify in the future.  We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies, divesting our investments and making other investments.  Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties.  Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively than we bid for investments that we want to make or accept legal or regulatory limitations or risks we would be unable or unwilling to accept.  Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment.  Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.  Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital. Lastly, the market for qualified investment professionals is intensely competitive.  Our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our employees.

Structure

The diagram below depicts our organizational structure as of December 31, 2012.

(1)         The principals generally hold 100% of the Class B shares, which represent approximately 53.3% of the total combined voting power (i.e., combined voting power of Class A shares and Class B shares) in Fortress Investment Group LLC. The Class B shares are held by the principals and one senior employee, who owned restricted partnership units that are convertible into Class B shares. The Class B shares have no economic interest in Fortress Investment Group LLC.

(2)         Represents approximately 46.7% of the limited partner interests (Class A Common Units) and a 100% general partner interest in each of the Operating Entities and in Principal Holdings.  We refer to a collection of one limited partner interest in each such entity as a Fortress Operating Group unit, or FOGU.

(3)         FOGU is the term we use to refer to a collection of one limited partner interest in each Fortress Operating Group entity.  Represents approximately 53.3% of the limited partner interests (Class B Common Units) in each of the Operating Entities and in Principal Holdings.

(4)         Excludes the effect of equity interests to be granted under our equity incentive plan to employees and directors. Treats the 2,082,684 Class A shares held in treasury by Fortress Operating Group as if they had been retired.

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

We entered into a credit agreement in October 2010, which included a revolving facility and a term loan facility.  We repaid the term loan in October 2012 and terminated the revolving facility in February 2013, at which time we entered a new revolving facility, which remains outstanding.  The current agreement contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

•                  not exceed a total leverage ratio;

•                  maintain a minimum AUM; and

•                  maintain a minimum consolidated interest coverage ratio.

The leverage ratio and consolidated interest coverage ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of each calendar month.  Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance.  For example, our leverage ratio fluctuates depending upon changes in revenues and expenses relative to our outstanding debt; our consolidated interest coverage ratio fluctuates depending upon changes in revenues and expenses relative to our interest payment obligations; and the value of our AUM fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and our net capital raised or returned.

Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement.

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable.  In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets.  If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition.  For more detail regarding our prior and current credit agreements, their respective terms and the status of our compliance with the covenants under our prior credit agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,”  “—Debt Obligations,” and “—Covenants.”

In addition, our revolving credit facility matures in February 2016.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

We depend on Messrs. Briger, Edens, Nardone and Novogratz, and the loss of any of their services could have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz. One of our principals, Randal Nardone, was recently appointed interim Chief Executive Officer of the company in addition to his other duties. Our principals’ reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals.  Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

If either Mr. Edens or Mr. Nardone cease to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds.

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

We derive a substantial portion of our revenues from funds managed pursuant to management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice.  Material defaults under the management agreements would constitute an event of default under our current credit agreement if such defaults continue after the applicable grace period.

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

In addition, investors in any private equity fund or credit PE fund and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain covenants in our current credit agreement, subject, in certain instances, to the expiration of applicable grace periods. Our ability to realize incentive income from such funds, therefore, would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or AIFMD) requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. The Directive additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The final details of AIFMD were agreed in May 2011 and EU implementing legislation was agreed in December 2012; this legislation is now in the process of being transposed into legislation in each individual EU state. The new laws will come into force in July 2013, but until the details of individual national legislation are finalized we will not know what the impact will be on our business. However, such laws could impose additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage — or be accused of engaging — in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of a significant number of on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  While management has certified that our internal controls over financial reporting were effective as of December 31, 2012, 2011 and 2010, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth places significant demands on our administrative, operational and financial resources.

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between old and new lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure. We are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Moreover, the strains upon our resources caused by our growth are compounded by the additional demands imposed upon us as a public company with shares listed on the New York Stock Exchange and, thus, subject to an extensive body of regulations.

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

Under our current credit agreement, as of February 26, 2013, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility).  As of February 26, 2013, $147.1 million was available to be drawn; we had no loans outstanding thereunder and $2.9 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of December 31, 2012, the aggregate amount of management fees that various of our managed funds currently owe but have not yet paid was approximately $43.7 million, of which $12.2 million has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $17.3 million. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.5 billion, $2.4 billion and $1.2 billion during the years ended December 31, 2012, 2011, and 2010 respectively, and our credit hedge funds received $0.2 billion, $0.8 billion, and $0.7 billion of return of capital requests from fee-paying investors during the years ended December 31, 2012, 2011, and 2010 respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds.  If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of December 31, 2012, the cumulative clawback obligation to investors in these funds would be approximately $57.6 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.5 billion, $2.4 billion, and $1.2 billion during the years ended December 31, 2012, 2011, and 2010, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received $0.2 billion, $0.8 billion, and $0.7 billion of return of capital requests from fee-paying investors during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. The illiquid nature of many of our funds’ assets may negatively affect a fund’s ability to retain sufficient liquidity to satisfy its obligations as they become due.  As a result, a fund with illiquid assets may be unable, for example, to generate sufficient liquidity to pay the management fees or other amounts due to the manager, which would, in turn, reduce the amounts we receive from our funds, thereby reducing the amount of funds available to us to satisfy our obligations, including any obligations under our credit agreement.

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

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity’s assets). In addition, under our current credit agreement, the ability of the loan parties thereunder and certain of our other subsidiaries to make cash distributions is subject to certain restrictions, including the following restriction: no default exists at the time of declaration or event of default exists at the time of payment or immediately after giving effect thereto. Such restrictions on certain of our subsidiaries may in turn limit our ability to make cash distributions. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency and change of control. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2012, we had 466,992,503 outstanding Class A shares on a fully diluted basis, including 65,525,649 resulting from vested equity compensation granted pursuant to our equity incentive plan, 23,000,950 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 10,333,334 restricted FOG partnership units granted to a senior employee pursuant to our equity incentive plan, 828,211 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 73,731,090 Class A shares that remain available for future grant under our equity incentive plan. Approximately 8.0 million restricted Class A share units granted to Fortress employees and affiliates vested on January 1, 2013, and became eligible for resale by the holders. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

In April 2008, Fortress granted 31,000,000 Fortress Operating Group restricted partnership units (“RPUs”), pursuant to our equity incentive plan, to a senior employee. The RPUs vest into full capital interests in Fortress Operating Group units, subject to the recipient’s continued employment with Fortress. On each of January 1, 2013, 2012 and 2011, one third of these RPUs vested. These Fortress Operating Group units are exchangeable into Class A shares on a one-for-one basis.  In addition, such units have the same resale terms and restrictions as those applicable to the principals’ Fortress Operating Group units.

As of December 31, 2012, our principals directly owned an aggregate of 249,227,229 Fortress Operating Group units and also owned an aggregate of 3,404,211 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Our principals (and one senior employee) beneficially own all of our Class B shares. Class B shares represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals’ control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.   Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices of our affiliates:

			Current
	Square	Lease	Annual
Location	Footage	Expiration	Rent
			(thousands)

New York	191,718	Dec-2016	$12,811

Other
Atlanta	3,256	Nov-2016	63
Berlin	1,753	Dec-2013	31
Cologne	2,271	Jan-2014	35
Dallas	12,430	Apr-2017	278
Frankfurt	12,312	Sep-2014	569
Hong Kong	280	Apr-2013	155
Luxembourg	3,219	Aug-2013	39
London	19,115	May-2017	2,970
Los Angeles	6,987	Nov-2017	377
Munich	2,391	Jan-2014	50
New Canaan	3,356	Jan-2018	168
Philadelphia	20,903	Jul-2017	543
Portland	8,541	Dec-2013	190
San Francisco	22,033	Dec-2016	1,520
Singapore	3,569	Nov-2013	207
Summit	4,450	Jan-2019	196
Sydney	4,857	Dec-2013	420
Tokyo	12,851	Sep-2015	1,576
Temporary Space	1,039	Various	91
Disaster Recovery	n/a	Feb-2015	1,326
Total Other	145,613		10,804
Total	337,331		$23,615

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

	High	Low	Last Sale	Dividends Declared (A)
2012
First Quarter	$4.44	$3.37	$3.56	$0.05
Second Quarter	$3.86	$2.86	$3.37	$0.05
Third Quarter	$4.58	$3.38	$4.42	$0.05
Fourth Quarter	$4.83	$3.73	$4.39	$0.06

2011
First Quarter	$6.97	$5.19	$5.68	$—
Second Quarter	$6.37	$4.42	$4.82	$—
Third Quarter	$5.06	$2.93	$3.01	$—
Fourth Quarter	$4.09	$2.67	$3.38	$0.05

(A)       Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

We make quarterly dividends to Class A shareholders based upon our annual distributable earnings.  Any dividend declared by us will be subject to the need to: maintain prudent working capital reserves to provide for the conduct of our business, make investments in our businesses and funds, and comply with applicable law and our credit agreement covenants and other obligations.

Since annual distributable earnings are not finalized until the end of a given year, we base the first three quarterly dividends for any given year upon management fee revenues net of related expenses, subject to the reserves discussed above. We base the final quarterly dividend for each year upon this amount plus an adjustment based on full-year incentive income.

We increased our base quarterly dividend to $0.06 per share, effective for the fourth quarter of 2012 and full year 2013. This supplements the investment made in the fourth quarter of 2012 to repurchase 10% of our outstanding dividend paying shares.

Dividend declarations are announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. Actual dividends paid to Class A shareholders depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant. The amount of dividends we are able to pay may be limited by the covenants under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenants.”

On February 21, 2013, the closing price for our Class A shares, as reported on the NYSE, was $6.01. As of February 21, 2013, there were approximately thirty record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6.  Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2012, 2011, 2010, 2009, and 2008 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share data)
Operating Data
Revenues
Management fees, incentive income, expense reimbursements and other revenues	$969,869	$858,628	$950,245	$584,095	$731,800
Expenses	908,220	1,954,908	1,817,994	1,583,836	1,530,353
Other Income (Loss)
Gains (losses)	48,921	(30,054)	2,997	25,373	(58,305)
Tax receivable agreement liability adjustment	(8,870)	3,098	22,036	(55)	55,115
Earnings (losses) from equity method investees	156,530	41,935	115,954	60,281	(304,180)
	196,581	14,979	140,987	85,599	(307,370)

Income (loss) before income taxes	258,230	(1,081,301)	(726,762)	(914,142)	(1,105,923)
Income tax benefit (expense)	(39,408)	(36,035)	(54,931)	5,000	(115,163)
Net Income (Loss)	$218,822	$(1,117,336)	$(781,693)	$(909,142)	$(1,221,086)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$140,538	$(685,821)	$(497,082)	$(654,527)	$(898,798)
Net Income (Loss) Attributable to Class A Shareholders	$78,284	$(431,515)	$(284,611)	$(254,615)	$(322,288)
Dividends declared per Class A share	$0.20	$—	$—	$—	$0.45

Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$0.29	$(2.34)	$(1.79)	$(2.08)	$(3.50)
Net income (loss) per Class A share, diluted	$0.27	$(2.36)	$(1.83)	$(2.08)	$(3.50)
Weighted average number of Class A shares outstanding, basic	214,399,422	186,662,670	164,446,404	125,740,897	94,934,487
Weighted average number of Class A shares outstanding, diluted	524,900,132	493,392,235	467,569,571	125,740,897	94,934,487

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Investments	$1,249,761	$1,079,777	$1,012,883	$867,215	$774,421
Cash and cash equivalents	104,242	333,166	210,632	197,099	263,337
Total assets	2,161,493	2,220,686	2,076,695	1,660,267	1,577,735
Debt obligations payable	149,453	261,250	277,500	397,825	729,041
Deferred incentive income	231,846	238,658	198,363	160,097	163,635
Total liabilities	944,843	1,158,294	1,147,280	1,060,953	1,423,715
Shareholders’ equity, including accumulated other comprehensive income (loss)	626,471	487,431	411,464	261,217	82,558
Principals’ and others’ interests in equity of consolidated subsidiaries	590,179	574,961	517,951	338,097	71,462
Total Equity	1,216,650	1,062,392	929,415	599,314	154,020

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $53.4 billion in AUM as of December 31, 2012. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,400 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.  We invest capital in each of our alternative investment businesses.

The performance of our funds was strong in 2012, which led to an improvement in our operating results. In addition, we have continued significant capital raising within our funds and we have continued to improve our financial position. For more information about these topics, please refer to “—Performance of our Funds,” “—Assets Under Management,” and “—Liquidity and Capital Resources” below.

As of December 31, 2012, we managed the following businesses:

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

Liquid Hedge Funds — a business that manages approximately $5.1 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $13.4 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional, fixed income asset management business which has approximately $20.7 billion of AUM.

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

•                  Effectively manage our liquidity, including our debt, if any, and expenses.

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

We disclose the changes in our assets under management below, under “— Assets Under Management.”

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

Our liquidity, and our ability to repay our debt, as well as the amount by which our metrics exceed those required under our financial covenants are discussed below, under “— Liquidity and Capital Resources,” “— Debt Obligations,” and “— Covenants.”

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

1)             Debt owed under our credit facility or other debt obligations (if any).

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

2)             Cash on hand.

3)             Collectibility of receivables.

4)             Current amounts due under our credit facility or other debt obligations (if any).

5)             Other current liabilities, primarily accrued compensation.

6)             Financial covenants under our debt obligations.

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

Our hedge funds hold actively traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds at December 31, 2012, there was not a material risk to the performance of the company upon a default in such debt. However, the investments held by certain of our funds could be material to the individual performance of those funds and, therefore, our reputation. In addition, the potential for defaults on European sovereign debt may have negative impacts on the markets, which could have a material adverse impact on Fortress.

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

•                  Based on the above described recent improvements in the markets, our board of directors approved a revised dividend policy under which it reinstated a quarterly dividend beginning in the fourth quarter of 2011. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

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

Our liquid hedge funds engage in active trading. In the fourth quarter of 2012, economic trends in Asia, related to its currency and equity markets, and in Spain, related to its sovereign debt, were favorable to the positions held by our liquid hedge funds, which contributed to such funds’ strong performance. See “— Performance of Our Funds.” The positive impact of these trends may not continue as these trends may change, or the positions held by the funds may be changed.

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The U.S. residential market is vast and, in the aftermath of the U.S. financial crisis, the residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. We believe these changes are creating a compelling set of investment opportunities. In particular, we believe that excess mortgage servicing rights (MSRs) present such an opportunity due to a supply-demand imbalance, attractive pricing, and significant barriers to entry. Newcastle and the MSR Opportunities Funds have recently made significant investments in excess MSRs.

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

We do not currently know the full extent to which market uncertainty will affect us or the markets in which we operate.  If conditions deteriorate, or result in a permanent, fundamental change in the credit markets, we and the funds we manage may experience reduced liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with covenants under our debt obligations, obtaining investment financing and making investments on attractive terms. However, to date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns are available.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions).

	Private Equity		Liquid Hedge	Credit
	Funds (J)	Castles	Funds	Hedge Funds	PE Funds (J)	Logan Circle	Total
2010
AUM January 1, 2010	$11,344	$3,232	$5,881	$7,672	$3,347	$—	$31,476
Capital raised (A)	—	2	1,708	437	452	—	2,599
Increase in invested capital	56	—	12	—	2,625	—	2,693
Capital acquisitions	—	—	—	—	—	11,448	11,448
Redemptions (B)	—	—	(932)	(3)	—	—	(935)
SPV distributions (C)	—	—	(814)	—	—	—	(814)
RCA distributions (D)	—	—	—	(1,551)	—	—	(1,551)
Return of capital distributions (E)	(199)	—	—	(375)	(1,720)	—	(2,294)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(10)	—	—	—	(10)
Equity buyback (H)	—	(62)	—	—	—	—	(62)
Net client flows (traditional)	—	—	—	—	—	(345)	(345)
Income (loss) and foreign exchange (I)	722	(135)	510	593	113	605	2,408
AUM December 31, 2010	$11,923	$3,037	$6,355	$6,773	$4,817	$11,708	$44,613

2011
Capital raised (A)	—	220	1,318	309	190	—	2,037
Increase in invested capital	237	—	25	107	3,123	—	3,492
Redemptions (B)	—	—	(1,708)	(145)	—	—	(1,853)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(1,222)	—	—	(1,222)
Return of capital distributions (E)	(317)	(19)	—	(140)	(1,854)	—	(2,330)
Adjustment for reset date (F)	(1,997)	—	—	—	—	—	(1,997)
Crystallized incentive income (G)	—	—	(69)	(91)	—	—	(160)
Net client flows (traditional)	—	—	—	—	—	841	841
Income (loss) and foreign exchange (I)	(561)	(57)	(406)	385	(44)	975	292
AUM December 31, 2011	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713

2012
Capital raised (A)	—	450	993	247	1,058	—	2,748
Increase in invested capital	163	—	7	21	2,817	—	3,008
Redemptions (B)	—	—	(2,045)	(37)	—	—	(2,082)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(1,100)	—	—	(1,100)
Return of capital distributions (E)	(1,036)	—	(93)	(233)	(1,964)	—	(3,326)
Adjustment for reset date (F)	—	—	—	—	(331)	—	(331)
Crystallized incentive income (G)	—	—	(3)	(76)	—	—	(79)
Net client flows (traditional)	—	—	—	—	—	5,710	5,710
Income (loss) and foreign exchange (I)	2,199	29	686	867	(63)	1,451	5,169
AUM December 31, 2012 (K)	$10,611	$3,660	$5,060	$5,665	$7,749	$20,685	$53,430

(A)	Includes offerings of shares by the Castles, if any.
(B)

Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end. Redemptions are further detailed below. Liquid hedge fund redemptions include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012.

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
(J)

As of December 31, 2012, the private equity funds and credit PE funds had approximately $0.8 billion and $5.4 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $1.2 billion is only available for follow-on investments, management fees and other fund expenses.

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

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2012 redemption notice date was July 5, 2012 for redemptions to be paid in the first quarter of 2013.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2012 return of capital request notice date was October 3, 2012 for capital to be returned after December 31, 2012. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2008, 2009, 2010, 2011 and 2012 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2012 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date (C)	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2012	$1,482,907	$1,092,758	$420,881		$248,402	$—	$255,422
2011	2,382,209	2,291,242	—		785,831	413,153	455,768
2010	1,231,169	1,218,557	—		722,323	489,319	336,170
Prior			—	(A)			409,984	(A)
			$420,881	(B)			$1,457,344	(B)

(A)       Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)       For liquid hedge funds, reflects $420.9 million to be paid primarily within one quarter, of which $201.6 million is related to funds which have annual redemption terms. For credit hedge funds, reflects $45.9 million to be paid primarily within one quarter and $1,411.4 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

				AUM			Returns (B)
	Inception			December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)		2012	2011	2010	2012	2011	2010
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99		(A)	$—	$—	$—	25.7%	25.7%	25.7%
Fund II	Jul-02	Feb-13		—	—	196	35.6%	35.4%	36.1%
Fund III	Sep-04	Jan-15		1,288	1,286	1,306	5.8%	0.8%	1.9%
Fund III Coinvestment	Nov-04	Jan-15		118	85	97	1.1%	(0.7)%	0.5%
Fund IV	Mar-06	Jan-17		2,790	2,437	2,503	2.4%	(3.0)%	(5.0)%
Fund IV Coinvestment	Apr-06	Jan-17		485	567	584	(0.8)%	(4.7)%	(6.9)%
Fund V	May-07	Feb-18		2,891	2,441	3,969	(1.0)%	(5.1)%	(C)
Fund V Coinvestment	Jul-07	Feb-18		603	541	935	(9.6)%	(15.6)%	(C)
GAGACQ Coinvestment Fund	Sep-04	Permanent		—	—	—	19.2%	14.4%	20.6%
FRID	Mar-05	Apr-15		606	304	482	(3.2)%	(14.1)%	(8.4)%
FRIC	Mar-06	May-16		153	105	129	(5.1)%	(11.9)%	(10.1)%
FICO	Aug-06	Jan-17		—	—	32	(100.0)%	(100.0)%	(100.0)%
FHIF	Dec-06	Jan-17		1,083	1,067	1,041	7.6%	7.1%	0.0%
FECI	Jun-07	Feb-18		443	443	533	(1.6)%	(4.0)%	(5.9)%
WWTAI	Jul-11	Jun-24		101	9	—	(C)	(C)	N/A

							Returns (B)
							Inception
							to Date (D)	2012	2011	2010
Private Equity Funds that Report Annual Returns
Mortgage Opportunities Fund III	Jun-08		Closed Jun-11	—	—	116	(6.1)%	N/A	0.3%	11.7%

Private Equity - Castles
Newcastle Investment Corp.	Jun-98		Permanent	1,729	1,294	1,102	N/A	N/A	N/A	N/A
Eurocastle Investment Limited	Oct-03		Permanent	1,931	1,887	1,935	N/A	1.7%	(4.6)%	(8.7)%

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02		Redeemable	357	392	419	8.5%	16.9%	(10.5)%	9.8%
Fortress Macro Funds	May-09		Redeemable	1,566	1,962	2,399	7.4%	17.8%	(9.3)%	10.7%
Fortress Macro MA1	Nov-11		Redeemable	177	50	—	15.1%	17.9%	(C)	N/A
Fortress Commodities Funds	Jan-08		Closed May-12	—	724	868	(1.4)%	(12.5)%	(8.0)%	1.8%
Fortress Commodities Fund MA1 Ltd	Nov-09		Closed Apr-12	—	95	103	(4.7)%	(6.6)%	(7.8)%	2.7%
Fortress Partners Fund LP (A)	Jul-06		Redeemable	691	780	873	2.4%	8.0%	0.5%	12.3%
Fortress Partners Offshore Fund LP (A)	Nov-06		Redeemable	706	676	798	2.5%	7.7%	(2.1)%	12.8%
Fortress Asia Macro Funds	Mar-11		Redeemable	433	208	—	13.1%	21.2%	(C)	N/A
Fortress Convex Asia Funds	May-12		Redeemable	50	—	—	(C)	(C)	N/A	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02		PE style redemption	3,793	4,040	4,498	11.1%	17.9%	10.9%	25.5%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02		PE style redemption	1,117	877	663	11.2%	16.6%	11.5%	29.0%
Worden Fund	Jan-10		PE style redemption	209	191	205	12.6%	17.6%	5.8%	(C)
Worden Fund II	Aug-10		PE style redemption	40	21	40	10.8%	13.2%	7.3%	(C)
Value Recovery Funds and related assets		(F)	Non-redeemable	496	811	1,299	(F)	(F)	(F)	(F)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2012	2011	2010	2012		2011		2010
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	997	1,307	1,180		26.9%		27.7%	32.4%
Credit Opportunities Fund II	Jul-09	Jul-22	1,014	1,148	835		18.5%		15.7%		(C)
Credit Opportunities Fund III	Sep-11	Mar-24	795	322	—		(C)		(C)	N/A
FCO Managed Accounts	Sep-08 to Jun-10	Oct-21 to Jun-24	1,027	950	602	23.1	%(G)	24.9	%(G)	34.3	%(G)
FCO Managed Accounts (C)	Oct-10 to Jun-12	Apr-22 - Mar-27	514	258	60		(C)		(C)		(C)
Long Dated Value Fund I	Apr-05	Apr-30	186	193	201		4.3%		4.0%	3.2%
Long Dated Value Fund II	Nov-05	Nov-30	153	157	194		2.6%		3.8%	3.6%
Long Dated Value Fund III	Feb-07	Feb-32	128	197	209		8.0%		6.2%	10.1%
LDVF Patent Fund	Nov-07	Nov-27	16	16	14		9.7%		14.7%	15.9%
Real Assets Fund	Jun-07	Jun-17	88	112	159		9.3%		8.7%	9.2%
Assets Overflow Fund	Jul-08	Closed Dec-12	—	—	34		11.1%		(C)		(C)
Japan Opportunity Fund	Jun-09	Jun-19	587	958	908		20.5%		17.4%		(C)
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	713	—	—		(C)		(C)	N/A
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	845	—	—		(C)		(C)	N/A
Net Lease Fund I	Jan-10	Feb-20	80	62	30		(C)		(C)		(C)
Global Opportunities Fund	Sep-10	Sep-20	310	350	147		(C)		(C)		(C)
Life Settlements Fund	Dec-10	Dec-22	210	172	216		(C)		(C)		(C)
Life Settlements Fund MA	Dec-10	Dec-22	19	15	19		(C)		(C)		(C)
Real Estate Opportunities Fund	May-11	Sep-24	47	—	—		(C)		(C)	N/A
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	13	8	—		(C)		(C)	N/A
Subtotal - all funds			31,598	29,518	31,933
Managed accounts			1,147	671	972
Total - Alternative Investments			32,745	30,189	32,905
Logan Circle			20,685	13,524	11,708
Total (H)			$53,430	$43,713	$44,613

(A)   For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds’ and Fortress Partner Funds’ investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 84% of our alternative investment AUM as of December 31, 2012.

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

For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle’s 2012, 2011 and 2010 ROE is not meaningful because Newcastle had minimal or negative average book equity.

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

(G)   Accounts which fall within the description of Note (C) above for certain of the periods presented are excluded from the computations of returns for those periods.

(H)   In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I and GAGACQ Coinvestment Fund had zero AUM as of December 31, 2012, 2011 and 2010, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Revenues
Management fees: affiliates	$456,090	$464,305	$441,145	$(8,215)	$23,160
Management fees: non-affiliates	45,617	58,096	27,794	(12,479)	30,302
Incentive income: affiliates	246,438	155,303	302,261	91,135	(146,958)
Incentive income: non-affiliates	26,162	1,917	22,927	24,245	(21,010)
Expense reimbursements from affiliates	189,304	172,465	146,127	16,839	26,338
Other revenues	6,258	6,542	9,991	(284)	(3,449)
	969,869	858,628	950,245	111,241	(91,617)
Expenses
Interest expense	15,781	18,526	19,773	(2,745)	(1,247)
Compensation and benefits	750,359	706,060	720,712	44,299	(14,652)
Principals agreement compensation (expired in 2011)	—	1,051,197	952,077	(1,051,197)	99,120
General, administrative and other expense
(including depreciation, amortization and impairment)	142,080	179,125	125,432	(37,045)	53,693
	908,220	1,954,908	1,817,994	(1,046,688)	136,914

Other Income (Loss)
Gains (losses)	48,921	(30,054)	2,997	78,975	(33,051)
Tax receivable agreement liability adjustment	(8,870)	3,098	22,036	(11,968)	(18,938)
Earnings (losses) from equity method investees	156,530	41,935	115,954	114,595	(74,019)
	196,581	14,979	140,987	181,602	(126,008)

Income (Loss) Before Income Taxes	258,230	(1,081,301)	(726,762)	1,339,531	(354,539)
Income tax benefit (expense)	(39,408)	(36,035)	(54,931)	(3,373)	18,896
Net Income (Loss)	$218,822	$(1,117,336)	$(781,693)	$1,336,158	$(335,643)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$140,538	$(685,821)	$(497,082)	$826,359	$(188,739)
Net Income (Loss) Attributable to Class A Shareholders	$78,284	$(431,515)	$(284,611)	$509,799	$(146,904)

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
Year Ended	Funds	Castles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Total
December 31, 2012	$10,295	$3,409	$4,838	$5,831	$6,388	$17,806	$48,567
December 31, 2011	$10,135	$3,192	$6,132	$6,376	$5,228	$12,712	$43,775
December 31, 2010	$11,591	$3,054	$5,935	$7,238	$3,477	$7,094	$38,389

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

In July 2012, Fortress formed a consolidated senior living property management subsidiary and has agreements to manage certain senior living properties, most of which are owned by Newcastle.  For these services, Fortress will receive management fees based on a percentage of revenues from the properties.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 900 asset management employees as of December 31, 2010 to 979 asset management employees as of December 31, 2011, and then changed to 975 asset management employees as of December 31, 2012. Additionally, we have 1,021 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities).

Revenues

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Total revenues were $969.9 million for the year ended December 31, 2012, a net increase of $111.2 million, compared to $858.6 million for the year ended December 31, 2011. The increase in revenues was attributable to increases of $91.1 million and $24.2 million in incentive income from affiliates and non-affiliates, respectively, and an increase of $16.8 million in expense reimbursements from affiliates. These increases were partially offset by decreases of $8.2 million and $12.5 million in management fees from affiliates and non-affiliates, respectively, and a decrease of $0.3 million in other revenues.

The decrease in management fees from affiliates of $8.2 million was primarily due to (i) a decrease in management fees from our private equity funds as a result of a decrease in AUM of approximately $2.0 billion related to the expiration of the capital commitment periods of Fund V, Fund V Coinvestment and FECI in 2011, and (ii) decreases of $1.3 billion and $0.5 billion in average fee paying AUM, based on a simple quarterly average, in our liquid and credit hedge funds, respectively. These decreases were offset by an increase of $8.9 million in management fees due to Newcastle options granted to Fortress during the year ended December 31, 2012 as compared to the prior comparative period and an increase of $1.2 billion in average fee paying AUM in our credit PE funds.

The decrease in management fees from non-affiliates of $12.5 million was primarily related to a decrease of $14.7 million due to an advisory agreement that concluded in the third quarter of 2011 and a decrease of $4.6 million primarily due to the termination of a managed account in the fourth quarter of 2011. These decreases were partially offset by an increase of $6.7 million in management fees from non-affiliates from Logan Circle as a result of an increase of $5.1 billion in average fee paying AUM.

The increase in incentive income from affiliates of $91.1 million was primarily attributable to (i) a net increase of $40.3 million in crystallized incentive income recognized from certain of our liquid hedge funds, primarily due to higher returns, (ii) a $53.5 million increase in incentive income earned from our credit hedge funds primarily due to higher returns from non-redeeming capital accounts (or “non-RCA”), which represents accounts where investors have not provided withdrawal notices, and crystallized incentive income from our Worden Funds, and (iii) an increase of $2.6 million of incentive income from our credit PE funds, which was realized as a result of deemed tax distributions and the dissolution of a fund and, therefore, is no longer subject to clawback. These increases were partially offset by $5.1 million in incentive income recognized from Fund II during the year ended December 31, 2011 which was related to distributions of capital to investors. These distributions resulted in the recognition of income as certain contingencies for repayment were resolved.

The $24.2 million increase in incentive income from non-affiliates was primarily related to crystallized incentive income from our liquid managed accounts.

The increase in expense reimbursements from affiliates of $16.8 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds, including expenses related to our senior living property manager, for the year ended December 31, 2012 as compared to the prior comparative period.

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

The decrease in incentive income from affiliates of $147.0 million was primarily due to (i) decreases in incentive income recognized from certain of our private equity funds of $62.2 million, mainly due to lower distributions of capital to investors, which result in the recognition of income as certain contingencies for repayment are resolved, (ii) decreases in incentive income recognized from our credit PE funds of $19.7 million, due to a net decrease in deemed tax distributions which are not subject to clawback, and (iii) decreases in incentive income recognized from certain of our liquid hedge funds of $46.8 million and our credit hedge funds of $18.3 million primarily due to lower performance as compared to the prior comparative period.  The decrease in incentive income from non-affiliates of $21.0 million was primarily attributable to a reduction in incentive income generated by managed accounts related to our liquid hedge funds as a result of lower performance as compared to the prior comparative period and from a third party account in our credit hedge funds whose investments were fully realized in 2010.

The increase in expense reimbursements from affiliates was primarily attributable to the full year effect of our consolidation of FCF, the operating subsidiary of one of our private equity funds, which occurred in March 2010.  The $3.4 million decrease in other revenues was primarily related to a decrease in dividend income.

Expenses

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Expenses were $908.2 million for the year ended December 31, 2012, a net decrease of $1,046.7 million, compared to $1,954.9 million for the year ended December 31, 2011. The decrease was attributable to decreases of (i) $2.7 million in interest expense, (ii) $1,051.2 million in principals agreement compensation, and (iii) $37.0 million in general, administrative and other expenses.  These decreases were partially offset by a net increase of $44.3 million in compensation and benefits.

Principals agreement compensation decreased as a result of the expiration of the agreement in December 2011.

The decrease in general, administrative and other expenses was primarily due to (i) the impairment of goodwill and other intangible assets related to Logan Circle ($20.1 million) during the year ended December 31, 2011, (ii) a decrease in allowances for potentially uncollectible expense reimbursements in connection with a certain fund experiencing liquidity shortfalls ($4.5 million),  (iii) a decrease in operating expenses related to an advisory agreement that concluded in the third quarter of 2011 ($7.6 million), and (iv) a decrease in professional fees ($6.0 million).

Total compensation and benefits increased primarily due to a $12.7 million increase in other payroll, taxes and benefits, a $13.0 million increase in discretionary bonuses, and a $57.8 million increase in profit-sharing expenses related to our credit hedge funds, liquid hedge funds, Principal Performance Payments, and Castles, partially offset by a $19.6 million decrease in profit-sharing expenses related to our credit PE funds and private equity funds, and a $19.6 million decrease in equity-based compensation. The increases in other payroll, taxes and benefits were primarily due to an increase in wages, severance and related taxes for the year ended December 31, 2012 as compared to the prior comparative period as a result of increased headcount and the formation of a senior living property management subsidiary. The $19.6 million decrease in equity-based compensation was primarily due to (i) a $15.9 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, (ii) a $6.2 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, and (iii) a $5.3 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011.  These decreases were partially offset by a $2.4 million increase related to the departure of our former CEO during the year ended December 31, 2012 and a $5.4 million increase in expense associated with the Principal Performance Payments. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2012 of $35.2 million with a weighted average recognition period of 2.3 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees’ roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds’ investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 8 to our consolidated financial statements contained herein.  We note the following with respect to profit- sharing expense:

-        Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders / investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

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

Other Income (Loss)

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Other Income (Loss) was $196.6 million for the year ended December 31, 2012, a net increase of $181.6 million, compared to $15.0 million for the year ended December 31, 2011. This increase was primarily attributable to (i) significant increases in net unrealized gains primarily related to our direct investments in GAGFAH and Newcastle and (ii) better performance resulting in an increase in earnings from equity method investees with respect to our investments in our private equity funds, credit PE funds, liquid hedge funds and credit hedge funds for the year ended December 31, 2012 relative to the prior comparative period. These increases were partially offset by an increase in the expense associated with the tax receivable agreement liability.

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

For the years ended December 31, 2012, 2011, and 2010, Fortress recognized income tax expense (benefit) of $39.4 million, $36.0 million, and $54.9 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value. In addition, during the fourth quarter of 2010, Fortress formed a broker-dealer subsidiary. This resulted in a decrease to our deferred tax asset. This decrease in the deferred tax asset caused an increase in Fortress’s tax expense in the fourth quarter of 2010. The deferred tax asset is further discussed under “– Critical Accounting Policies” below.

Factors that impacted the year-over-year change in income tax expense (benefit) are detailed as follows:

	Comparative Years
	2012 vs. 2011	2011 vs. 2010
Change in pre-tax income applicable to Class A Shareholders (A)	$40,642	$(36,110)
Change in foreign and state income taxes	(6,900)	7,715
Change in mix of business (B)	(17,151)	9,525
Change in deferred tax asset-impact of equity compensation vesting (C)	2,410	8,054
Change in deferred tax expense primarily resulting from the formation of a broker-dealer subsidiary	782	(26,335)
Change in deferred tax asset valuation allowance and related adjustments	(4,052)	1,318
Write off of deferred tax asset related to options in affiliates (D)	(11,464)	11,464
Other	(894)	5,473

Total change	$3,373	$(18,896)

(A)       Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)       From 2010 to 2011, a greater proportion of our total income was subject to corporate tax. In 2010, we generated more unrealized gains in certain of our private equity funds as well as more incentive income from certain of our liquid hedge funds, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax. From 2011 to 2012, the opposite occurred.

(C)       This factor changes based on the amount of equity-based compensation delivered in a given year.

(D)      This portion of the deferred tax asset was fully reserved in the valuation allowance during 2011.

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from ($685.8) million to $140.5 million, an increase of $826.3 million, primarily attributable to (i) an increase of $842.5 million resulting from a $1.4 billion increase in Fortress Operating Group consolidated net income during the year ended December 31, 2012 as compared to the year ended December 31, 2011, (ii) a decrease of $18.6 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $2.4 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

Distributable earnings is described in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data — Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

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

(x)       adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Private Equity Funds

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$119,492	$131,898	$138,038	$(12,406)	$(6,140)
Incentive Income	10,993	(1,748)	41,649	12,741	(43,397)
Segment revenues - total	$130,485	$130,150	$179,687	$335	$(49,537)
Pre-tax distributable earnings	$85,389	$92,813	$126,869	$(7,424)	$(34,056)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings decreased by $7.4 million primarily due to:

Revenues

Management fees were $119.5 million for the year ended December 31, 2012, a net decrease of $12.4 million, compared to $131.9 million for the year ended December 31, 2011. Management fees decreased $12.4 million primarily as a result of (i) a decrease of $11.3 million due to the reset of Fund V, Fund V Coinvestment and FECI upon expiration of their respective capital commitment periods in 2011, (ii) a decrease of $1.2 million in management fees in Fund II and Mortgage Opportunities Fund III, which were no longer subject to management fees effective in the third quarter of 2011, and (iii) a decrease of $1.8 million in management fees primarily as a result of a net decrease in market values of certain portfolio companies below their invested capital in prior periods.  These decreases were partially offset by an increase of $1.9 million in management fees in Fund IV, FHIF, WWTAI and managed accounts due to net capital inflows and a net increase in market values of certain portfolio companies which were below their invested capital in prior periods, which impacted the computation of management fees for the year ended December 31, 2012.

Incentive income was $11.0 million for the year ended December 31, 2012, a net increase of $12.7 million, compared to ($1.7) million recognized for the year ended December 31, 2011. Incentive income increased $12.7 million primarily as a result of the reversal of $8.4 million of previously recognized reserves for the potential clawback of incentive income from Fund II during the year ended December 31, 2012, as compared to the recognition of a $4.5 million incremental reserve for the potential clawback of incentive income from Fund II during the year ended December 31, 2011.

Expenses

Expenses were $45.1 million for the year ended December 31, 2012, a net increase of $7.8 million, compared to $37.3 million for the year ended December 31, 2011.  The net increase of $7.8 million in expenses was primarily attributable to a net increase of $10.7 million in compensation and benefits, which includes an increase of $4.6 million in profit sharing compensation expense (primarily related to the clawback reserve reversal mentioned above).  This increase in compensation expenses was partially offset by a net decrease of $2.9 million in general and administrative and allocable expenses primarily related to an allowance for uncollectible amounts due from one of our private equity funds recognized in 2011.

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

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$56,255	$53,357	$48,135	$2,898	$5,222
Incentive Income	242	—	—	242	—
Segment revenues - total	$56,497	$53,357	$48,135	$3,140	$5,222
Pre-tax distributable earnings	$28,809	$24,798	$18,012	$4,011	$6,786

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings increased by $4.0 million primarily due to:

Revenues

Management fees were $56.3 million for the year ended December 31, 2012, an increase of $2.9 million, compared to $53.4 million for the year ended December 31, 2011. Management fees increased $2.9 million primarily as a result of (i) a $5.3 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011 and 2012, and (ii) $1.4 million of property management fees for the year ended December 31, 2012. These increases were partially offset by a $3.8 million decrease in management fees from certain investments within the Castles, which were concluded in the first quarter of 2012, as well as changes in foreign currency exchange rates.

Incentive income of $0.2 million for the year ended December 31, 2012 resulted from the exercise of Newcastle options.

Expenses

Expenses were $27.7 million for the year ended December 31, 2012, a net decrease of $0.9 million, compared to $28.6 million for the year ended December 31, 2011. The net decrease of $0.9 million in expense was primarily attributable to a $1.9 million net decrease in general and administrative expenses and allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within the Castles.  This decrease was partially offset by a $1.1 million increase in accruals for Principals Performance Payments.

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

Liquid Hedge Funds

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$77,531	$108,873	$98,671	$(31,342)	$10,202
Incentive Income	67,645	3,787	67,159	63,858	(63,372)
Segment revenues - total	$145,176	$112,660	$165,830	$32,516	$(53,170)
Pre-tax distributable earnings	$45,284	$13,750	$63,647	$31,534	$(49,897)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings increased by $31.5 million primarily due to:

Revenues

Management fees were $77.5 million for the year ended December 31, 2012, a net decrease of $31.3 million, compared to $108.9 million for the year ended December 31, 2011. Management fees decreased $31.3 million primarily due to net decreases of $18.4 million, $13.9 million and $1.8 million in management fees from the Fortress Commodities Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts), and Fortress Partners Funds, respectively, primarily as a result of net capital outflows and the closing of the Fortress Commodities Funds in May 2012. These decreases were partially offset by (i) a $2.8 million increase in management fees from the Fortress Asia Macro Funds (including related managed accounts), which launched in March 2011, and (ii) a $0.3 million increase in management fees from the Convex Asia Funds, which launched in May 2012.

Incentive income, which is determined on a fund—by-fund basis, was $67.6 million for the year ended December 31, 2012, a net increase of $63.9 million, compared to $3.8 million for the year ended December 31, 2011. Incentive income increased $63.9 million primarily due to (i) a net increase of $52.0 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance, and (ii) an increase of $14.4 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) as a result of higher returns and capital as compared to the prior comparative period.  These increases in incentive income were partially offset by decreases of $2.2 million and $0.3 million in the incentive income generated by the Fortress Commodities Funds (including related managed accounts), and Fortress Partners Funds, respectively.  These decreases were primarily a result of all capital eligible for incentive income remaining below its respective high water mark and the closing of the Fortress Commodities Funds.

Expenses

Expenses were $99.9 million for the year ended December 31, 2012, a net increase of $1.0 million, compared to $98.9 million for the year ended December 31, 2011. The increase of $1.0 million in expenses was primarily attributable to an increase of $5.0 million in accruals for Principal Performance Payments.  This increase was partially offset by (i) a decrease of $3.9 million in net general and administrative and allocable expenses, and (ii) a decrease of $0.1 million in net compensation and benefits expense.

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

Credit Hedge Funds

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$101,194	$121,835	$124,180	$(20,641)	$(2,345)
Incentive Income	130,305	78,460	102,712	51,845	(24,252)
Segment revenues - total	$231,499	$200,295	$226,892	$31,204	$(26,597)
Pre-tax distributable earnings	$92,523	$37,217	$72,255	$55,306	$(35,038)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings increased by $55.3 million primarily due to:

Revenues

Management fees were $101.2 million for the year ended December 31, 2012, a net decrease of $20.6 million, compared to $121.8 million for the year ended December 31, 2011. Management fees decreased $20.6 million primarily due to (i) a $14.7 million decrease in management fees from an advisory agreement that concluded in the third quarter of 2011, (ii) a $3.1 million decrease in management fees from the Value Recovery Funds and related assets due to a decrease in investment distributions, and (iii) a $2.6 million net decrease in management fees primarily from the Drawbridge Special Opportunities Funds as a result of net investor distributions.

Incentive income, which is determined on a fund—by-fund basis, was $130.3 million for the year ended December 31, 2012, a net increase of $51.8 million, compared to $78.5 million for the year ended December 31, 2011. Incentive income increased $51.8 million primarily due to net increases of $44.1 million and $7.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to higher returns in 2012.

Expenses

Expenses were $139.0 million for the year ended December 31, 2012, a net decrease of $24.1 million, compared to $163.1 million for the year ended December 31, 2011. The decrease of $24.1 million in expenses was primarily attributable to (i) a net decrease of $65.1 in allocable expenses primarily as a result of a change in expense allocation methodology, and (ii) a net decrease of $6.5 million in general and administrative expenses primarily related to the advisory agreement which concluded in the third quarter of 2011.  These decreases in expenses were partially offset by (i) a net increase of $33.9 million in compensation and benefits, which includes a net increase of $27.8 million in profit sharing compensation expense, and (ii) $13.5 million of accruals for Principal Performance Payments.

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

Credit PE Funds

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$98,393	$73,273	$48,421	$25,120	$24,852
Incentive Income	68,568	117,598	157,646	(49,030)	(40,048)
Segment revenues - total	$166,961	$190,871	$206,067	$(23,910)	$(15,196)
Pre-tax distributable earnings	$34,015	$101,169	$95,813	$(67,154)	$5,356

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings decreased by $67.2 million primarily due to:

Revenues

Management fees were $98.4 million for the year ended December 31, 2012, a net increase of $25.1 million, compared to $73.3 million for the year ended December 31, 2011. Management fees increased by $25.1 million primarily due to a $25.9 million net increase in management fees primarily attributable to net capital calls or additional commitments made after 2011, most notably in the Credit Opportunities Funds, FCO Managed Accounts and Japan Opportunity Fund II.  These increases in management fees were partially offset by a $0.8 million net decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Real Assets Funds.

Incentive income was $68.6 million for the year ended December 31, 2012, a net decrease of $49.0 million, compared to $117.6 million for the year ended December 31, 2011. Incentive income decreased $49.0 million primarily due to (i) a decrease of $74.3 million in incentive income generated primarily by Credit Opportunities Fund I and FCO Managed Account #1, and (ii) a decrease of $1.8 million in incentive income generated by the Long Dated Value Funds and Real Assets Funds for the year ended December 31, 2012 as compared to the prior comparative period.  These decreases were partially offset by increases of $12.7 million and $14.4 million in incentive income generated primarily by the Japan

Opportunity Funds and Credit Opportunities Fund II, respectively, for the year ended December 31, 2012 as compared to the prior comparative period.

Expenses

Expenses were $132.9 million for the year ended December 31, 2012, a net increase of $43.2 million, compared to $89.7 million for the year ended December 31, 2011. The increase of $43.2 million in expenses was primarily attributable to (i) a net increase of $66.9 million in allocable expenses primarily related to a change in expense allocation methodology, and (ii) a net increase of $0.6 million in accruals for Principal Compensation Payments.  These increases were partially offset by (i) a net decrease of $22.2 million in compensation and benefits expense, which includes a net decrease of $19.5 million in profit sharing compensation expense, and (ii) a net decrease of $2.0 million in general and administrative expenses.

Year ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable earnings increased by $5.4 million primarily due to:

Revenues

Management fees were $73.3 million for the year ended December 31, 2011, a net increase of $24.9 million, compared to $48.4 million for the year ended December 31, 2010. Management fees increased by $24.9 million primarily due to a $27.7 million increase in management fees attributable to net capital calls or commitments made after 2009, most notably by Credit Opportunities Fund, Credit Opportunities Fund II, Life Settlements Fund, Global Opportunities Fund and a third party account we manage.  These increases in management fees were partially offset by (i) a net decrease of $1.7 million in management fees primarily due to the Japan Opportunities Fund, which had a management fee catch-up in 2010 for new investors who were admitted in subsequent closings of the fund, and (ii) a $1.1 million decrease in management fees attributable to net capital distributions by the Long Dated Value Funds and Assets Overflow Fund.

Incentive income was $117.6 million for the year ended December 31, 2011, a net decrease of $40.0 million, compared to $157.6 million for the year ended December 31, 2010.  Incentive income decreased $40.0 million primarily due to a $64.5 million decrease in incentive income primarily as a result of a decrease in distributions generated by realization events within Credit Opportunities Fund and a third party account we manage during the year ended December 31, 2011 as compared to the prior comparative period.  This decrease in incentive income was partially offset by an increase of $24.5 million in incentive generated primarily from the Japan Opportunities Fund, Credit Opportunities Fund II, an FCO Managed Account and Assets Overflow Fund for the year ended December 31, 2011 as compared to the prior comparative period.

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

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Segment revenues
Management Fees	$26,796	$20,050	$13,315	$6,746	$6,735
Incentive Income	—	—	—	—	—
Segment revenues - total	$26,796	$20,050	$13,315	$6,746	$6,735
Pre-tax distributable earnings (loss)	$(9,793)	$(17,278)	$(14,910)	$7,485	$(2,368)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable loss decreased by $7.5 million primarily due to:

Revenues

Management fees were $26.8 million for the year ended December 31, 2012, a net increase of $6.7 million, compared to $20.1 million for the year ended December 31, 2011.  Management fees increased by $6.7 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $36.6 million for the year ended December 31, 2012, a net decrease of $0.7 million, compared to $37.3 million for the year ended December 31, 2011. The decrease of $0.7 million in expenses was primarily attributable to (i) a net decrease of $0.8 million in general and administrative expenses and (ii) a net decrease of $0.8 million in corporate allocable expenses as a result of a decrease in overall corporate expenses and a decrease in average headcount within Logan Circle.  These decreases were partially offset by a net increase of $0.9 million in compensation and benefits expense.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Pre-tax distributable loss increased by $2.4 million primarily due to:

Revenues

Management fees were $20.0 million for the year ended December 31, 2011, a net increase of $6.7 million, compared to $13.3 million for the year ended December 31, 2010.  Management fees increased by $6.7 million due to the full year effect of the Logan Circle acquisition in April 2010.

Expenses

Expenses were $37.3 million for the year ended December 31, 2011, a net increase of $9.1 million, compared to $28.2 million for the year ended December 31, 2010. The increase of $9.1 million in operating expenses was primarily attributable to (i) an increase of $7.0 million in compensation and benefits expense and (ii) an increase of $1.6 million in general and administrative expenses as a result of the full year effect of the Logan Circle acquisition in April 2010.

Principal Investments

	Year Ended December 31,			Variance
	2012	2011	2010	2012/2011	2011/2010
Pre-tax distributable earnings (loss)	$708	$(10,681)	$14,194	$11,389	$(24,875)

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable loss decreased by $11.4 million primarily due to:

•      a $0.6 million increase in net investment income from realizations and the performance of our investments in our funds. The $0.6 million net increase in investment income was due to a net increase of $5.7 million attributable to our investments in our hedge funds, offset by a net decrease of $5.1 million from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds for the year ended December 31, 2012 as compared to the prior comparative period.

•      a $2.2 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds for the year ended December 31, 2012 as compared to the prior comparative period;

•      a $2.8 million increase in net investment income due to a net decrease in interest expense primarily driven by a decrease in average debt balance during the year ended December 31, 2012 as compared to the prior comparable period;

•      a $0.4 million decrease in net investment income due to a decrease in dividend income earned primarily from our direct investment in GAGFAH common stock, partially offset by an increase in dividend income earned from our direct investment in Newcastle common stock; and

•      a $5.7 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2012:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$53	$—	$53	$ N/A
Fund II	1,592	—	1,592	N/A
Fund III and Fund III Coinvestment	12,662	3,792	8,870	N/A
Fund IV and Fund IV Coinvestment	129,306	62,928	66,378	N/A
Fund V and Fund V Coinvestment	156,127	74,005	82,122	N/A
Long Dated Value Funds	19,025	13,249	5,776	N/A
Real Assets Funds	22,555	9,981	12,574	N/A
Credit Opportunities Funds	78,155	45,914	32,241	N/A
Mortgage Opportunities Funds	4,688	—	4,688	N/A
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	13,248	10,884	2,364	N/A
WWTAI	5,075	4,956	119	N/A
Real Estate Opportunities Funds	1,349	1,248	101	N/A
MSR Opportunities Funds	50	50	N/A	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	10,751	2,880	7,871	N/A
Brookdale (NYSE: BKD)	33,100	8,136	24,964	N/A
Private investment #1	259,630	207,357	52,273	N/A
Private investment #2	105,726	44,770	60,956	N/A
Castles
Eurocastle (EURONEXT: ECT)	40	78	N/A	(38)
Newcastle (NYSE: NCT)	9,002	667	8,335	N/A
Other
Hedge fund side pocket investments	104,900	72,198	34,716	(2,014)
Direct investments	138,020	72,483	65,943	(406)
Total	$1,105,054	$635,576	$471,936	$(2,458)

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, including our capital commitments (and clawback obligations, if any) to our funds, pay compensation, and satisfy our other general business needs including our obligation to pay U.S. federal income tax. In addition, we may use cash to make distributions, particularly the distributions we are required to make to our principals in connection with tax obligations, which can be material. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and incentive income paid to us from the Fortress Funds, borrowings under loans, and the potential issuance of debt and equity securities, as well as the investment returns on our principal investments in these funds. The cash received from these investment returns is limited based on the liquidity terms of the respective funds; for instance, private equity funds generally only distribute cash upon investment realization events. Our primary uses of liquidity include operating expenses (which include compensation, rent and interest, among others), payments under our credit agreement and other debt, capital commitments to our funds and tax and tax-related payments and distributions.

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2012, the receipt of approximately $43.7 million of management fees had been deferred, of which $12.2 million has been reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $17.3 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $104.2 million at December 31, 2012, our available draws under our current credit facility of $147.1 million as of February 26, 2013, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our current credit agreement) cause us to violate any of our financial covenants under our current credit agreement. We note that our cash balance was reduced at December 31, 2012 as a result of the early payment of bonuses and profit sharing; as of January 31, 2012, our cash on hand was $311.6 million. In addition, in February 2013, we terminated our existing $60.0 million revolving credit facility and entered into a new $150.0 million facility, of which $147.1 million was available at closing. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our current credit arrangements, industry and market trends and performance, the availability of capital and our counterparties’ policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”).  Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates.  The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of December 31, 2012, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2012 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund II	$566
Fund III Coinvestment	2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,089
FECI	1,551
WWTAI	2,599
MSR Opportunities Fund I A	25
MSR Opportunities Fund I B	25
A&K Global Health	500

Credit PE Funds
Credit Opportunities Fund	6,882
Credit Opportunities Fund II	4,178
Credit Opportunities Fund III	16,921
FCO Managed Accounts	48,292
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	28
Real Assets Fund	21,088
Japan Opportunity Fund	811
Japan Opportunity Fund II	15,273
Net Lease Fund I	167
Global Opportunities Fund	2,250
Life Settlements Fund	82
Life Settlements Fund MA	54
Real Estate Opportunities Fund	4,813
Real Estate Opportunities REOC Fund	189
Karols Development Co	7,435
Other	440
Total	$155,533

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows (in thousands):

Year Ending December 31,
2013	$24,511
2014	23,238
2015	20,870
2016	19,371
2017	2,414
Thereafter	215
Total	$90,619

Debt Obligations

As of December 31, 2012, our debt obligations consisted of our prior credit agreement and promissory note, as described below.

In October 2010, we entered into a new credit agreement (the “2010 Credit Agreement”) and repaid our prior credit agreement, which bore interest at LIBOR + 2.50%, in full. The terms of the 2010 Credit Agreement included: a $280 million term loan facility which was fully repaid in October 2012, a $60 million revolving credit facility (including a $25 million letter of credit subfacility) maturing in October 2013, an interest rate generally equal to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.75%), and a commitment fee on undrawn amounts of 0.625% per annum, as well as various other customary fees.

Increases in the interest rate on our debt obligations, whether through amendments, refinancings, or increases in LIBOR, may result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

				December 31, 2012
	Face Amount and Carrying Value		Final Stated	Amount
Debt Obligation	December 31, 2012	December 31, 2011	Maturity	Available for Draws
2010 Credit Agreement (1)
Revolving debt (2)	$—	$—	Oct 2013	$57,094
Term loan	—	261,250	Repaid	N/A
Total	$—	$261,250		$57,094

(1)         Collateralized by substantially all of Fortress Operating Group’s assets including Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(2)         The $60.0 million revolving credit facility under the 2010 Credit Agreement included a $25.0 million letter of credit subfacility of which $2.9 million was utilized.

In October 2012, the term loan was repaid in full.

During the year ended December 31, 2012, the average face amount of our outstanding debt was approximately $167.8 million, and the highest face amount outstanding at one time during this period was $261.3 million. During this period, we did not incur any new short-term borrowings other than the promissory note described below.

On December 21, 2012, one of our Principals retired and we agreed to purchase all of his 2,082,684 Class A shares and his 49,189,480 Fortress Operating Group units at $3.50 per share, or an aggregate of $179.5 million. In connection with this purchase, we paid $30.0 million of cash and issued a $149.5 million promissory note to the former Principal, which bears interest at 5% and matures based on the following schedule: $40.0 million in March 2013, $20.0 million in June 2013, $30.0 million in September 2013 and $59.5 million in February 2014. Simultaneously, we entered into a waiver and an amendment of the 2010 Credit Agreement which, among other things, changes the definition of the Consolidated Fixed Charge Coverage Ratio (see below) to exclude payments related to the purchase and promissory note.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp., pursuant to a demand note. As of December 31, 2012, the outstanding balance was approximately $285.0 million, including unpaid interest. In addition, as of December 31, 2012, the Registrant owed Fortress Operating Group $16.6 million, which has subsequently been repaid. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group was required to prepay any amounts outstanding under the 2010 Credit Agreement upon the occurrence of certain events, including certain asset sales and other dispositions.

The events of default under the 2010 Credit Agreement were typical of such agreements and included payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2010 Credit Agreement) with respect to our material funds. A default under the 2010 Credit Agreement would likely have had a material, adverse impact on our liquidity.

The 2010 Credit Agreement contained customary representations and warranties and affirmative and negative covenants that, among other things, restricted the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants were subject to a number of limitations and exceptions set forth in the 2010 Credit Agreement.  We were in compliance with all of these covenants as of December 31, 2012. In addition, Fortress Operating Group must not:

•                  Permit AUM (as defined as Management Fee Earning Assets in the 2010 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•                  Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to EBITDA, each such term as defined in the 2010 Credit Agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

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

The following table sets forth the financial covenant requirements under the 2010 Credit Agreement as of December 31, 2012.

	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$39,569	(A)
Consolidated Leverage Ratio	< 2.75	0.36	(B)
Minimum Investment Assets Ratio	> 2.00	7.73	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	12.37	(B)

(A)

Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management For Earning Assets contained in the 2010 Credit Agreement.

(B)

The consolidated leverage ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ EBITDA, as defined. The consolidated fixed charge coverage ratio is equal to the quotient of (A) the trailing four quarters’ EBITDA, as defined, less permitted tax distributions, as defined, divided by (B) the trailing four quarters’ required interest and principal payments, or fixed charges, made with respect to the 2010 Credit Agreement. Adjusted Net Funded Indebtedness and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

December 31,
2012
Outstanding debt (D)	$149.9
Plus: Outstanding letters of credit	2.9
Less: Cash (up to $50 million)	(50.0)
Adjusted Net Funded Indebtedness	$102.8

Year Ended December 31,
2012
Fortress Operating Group GAAP net income (loss) after non-controlling interests	$248.2
Depreciation and amortization, interest expense and income taxes	41.7
Extraordinary or non-recurring gains and losses	1.2
Incentive Income Adjustment	(3.5)
Other Income Adjustment	(228.9)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	222.0
Accrued employee profit sharing related to NIH incentive compensation minus cash payments made with respect to such employee profit sharing	—
Income (loss) allocable to, or resulting from distributions to, the Principals (and one senior employee) or their assignees	—
EBITDA	$280.7
Permitted tax distributions	$61.7
Fixed charges	$108.2

(C)       Impacted by capital investments in funds and the valuation of such funds’ investments.

(D)       Includes $0.4 million of insurance financing.

2013 Credit Agreement

In February 2013, we terminated our existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility (the “2013 Credit Agreement”) with a $15.0 million letter of credit subfacility. At closing, $147.1 million was available to be drawn. The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating (based upon our current credit rating the interest rate is equal to LIBOR plus 2.50% per annum), and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating (based upon our current credit rating the commitment fee is 0.40% per annum), as well as other customary fees. The obligations under the 2013 Credit Agreement mature in February 2016. In connection with the closing of the 2013 Credit Agreement, approximately $2.0 million of fees and expenses were paid. The 2013 Credit Agreement is collateralized by substantially all of Fortress Operating Group’s assets, including its rights to fees from the Fortress Funds and its equity interests therein, other than fees from our senior living property manager.

Increases in the interest rate on our debt obligations under the 2013 Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

Fortress Operating Group is required to prepay any amounts outstanding under the 2013 Credit Agreement upon the occurrence of certain events.

The events of default under the 2013 Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the 2013 Credit Agreement would likely have a material, adverse impact on our liquidity.

The 2013 Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the 2013 Credit Agreement.  In addition, Fortress Operating Group must not:

•      Permit AUM (as defined as Management Fee Earning Assets in the 2013 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•      Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to Consolidated EBITDA, each such term as defined in the 2013 Credit Agreement) to be greater than 2.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date; or

•      Permit the Consolidated Interest Coverage Ratio (a measure of Consolidated EBITDA compared to Consolidated Interest Charges, each such term as defined in the 2013 Credit Agreement) to be less than 4.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date.

The foregoing summaries are not complete and are qualified in their entirety by reference to the 2010 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and is incorporated by reference herein, and by reference to the 2013 Credit Agreement, which is filed as an exhibit hereto.

Dividends / Distributions

2012

On February 26, 2013, we declared a fourth quarter cash dividend of $0.06 per Class A share. The dividend is payable on March 15, 2013 to holders of record of our Class A shares on March 12, 2013. The aggregate amount of this dividend payment is approximately $13.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.5 million will be paid to holders of restricted Class A share units.

On November 1, 2012, we declared a third quarter cash dividend of $0.05 per Class A share. The dividend was payable on November 19, 2012 to holders of record of our Class A shares on November 14, 2012. The aggregate amount of this dividend payment was approximately $11.0 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million were paid to holders of restricted Class A share units.

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

During the year ended December 31, 2012, Fortress Operating Group declared distributions of $48.4 million to the principals and one senior employee.

2011

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

2010

During the year ended December 31, 2010, Fortress Operating Group declared distributions of $88.7 million to the principals and one senior employee in connection with tax obligations.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $142.0 million, $168.2 million and $310.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Activities —Comparative — 2012 vs. 2011

Cash received for affiliate and non-affiliate management fees increased by $73.8 million from $467.5 million in 2011 to $541.3 million in 2012. The primary driver of the increase was the receipt in 2012 of prior period receivables, mainly resulting from realization events within certain Fortress funds that were previously experiencing liquidity issues. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2011 to 2012 (private equity funds increased by $0.2 billion, Castles increased by $0.2 billion, liquid hedge funds decreased by ($1.3) billion, credit hedge funds decreased by ($0.5) billion, credit PE funds increased by $1.2 billion, and Logan Circle increased by $5.1 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress’s alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of past due fees and the termination of an advisory agreement. Approximately $43.7 million of management fees were past due at December 31, 2012, as opposed to $107.3 million at December 31, 2011, as discussed in “— Liquidity and Capital Resources” above. In addition, management fees decreased $14.7 million related to an advisory agreement that concluded in 2011.

The realization of prior-period receivables described above also resulted in a $91.0 million increase in cash received for expense reimbursements.

Incentive income is calculated as a percentage of profits earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $68.2 million decrease in cash incentive income received was mainly due to reduced realizations within the credit PE funds in 2012.

Cash received as Distributions of Earnings from Equity Method Investments increased $36.1 million from 2011 as a result of realization events within certain funds.

Cash paid for compensation increased by $157.2 million in the year ended December 31, 2012 compared to December 31, 2011.  Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2012 and 2011 primarily related to bonuses and profit sharing earned in 2011 and 2010, respectively. However a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash paid for interest decreased approximately $2.4 million primarily due to a lower average debt balance of $167.8 million in 2012 compared to $273.7 million in 2011.

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

Cash paid for compensation increased by $107.3 million from the year ended December 31, 2010 compared to December 31, 2011.  Bonuses were generally paid in January of the year following the year in which they are earned, so this change is primarily related to an increase in bonuses earned in 2010 compared to 2009.

Cash paid for interest increased approximately $4.7 million primarily due to an increase in the weighted average interest rate to 5.8% in 2011 as compared to 3.4% in 2010. This was partially offset by a lower average debt balance of $273.7 million in 2011 compared to $349.3 million in 2010.

Investing Activities

Our net cash flow provided by (used in) investing activities was $66.5 million, $80.5 million and ($44.0) million during the years ended December 31, 2012, 2011 and 2010, respectively. Our investing activities primarily included: (i) contributions to equity method investees of ($63.8) million, ($82.6) million and ($74.6) million during these periods, respectively, (ii) distributions of capital from equity method investees of $140.7 million, $180.9 million and $50.8 million during these periods, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of ($10.4) million, ($17.7) million and ($6.8) million during these periods, respectively. In addition, Fortress used a net $13.5 million of cash during the year ended December 31, 2010 on acquisitions, primarily Logan Circle.

Financing Activities

Our net cash flow provided by (used in) financing activities was ($437.4) million, ($126.2) million and ($252.6) million during the years ended December 31, 2012, 2011 and 2010, respectively.  Our financing activities primarily included (i) distributions made to principals, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($45.8) million, ($61.5) million and ($56.2) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($48.8) million, ($62.0) million and ($72.3) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.4 million, $13.5 million and $1.3 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $44.2 million in 2012, and (v) our net borrowing and repayment activity, including the repayment in full of our term loan in 2012. In addition, in 2012, Fortress paid $7.8 million of withholding tax on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, and paid $30.0 million to a former Principal in exchange for all of his Class A shares, Class B shares and Fortress Operating Group units.

Critical Accounting Policies

Consolidation

For those entities in which it has a variable interest, Fortress first determines whether the entity is a VIE. This determination is made by considering whether the entity’s equity investment at risk is sufficient and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.

For investment companies and similar entities, the primary beneficiary of a VIE is the party who, considering the involvement of related parties and de facto agents, absorbs a majority of the VIE’s expected losses or receives a majority of the expected residual returns, as a result of holding a variable interest. This evaluation is also updated continuously.

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

As of December 31, 2012, the investment vehicles in which Fortress held an interest were comprised of 46 VIEs and 114 non-VIEs.

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

In addition, our investments in the Castles, including options, are held at fair value. The significant assumptions used in valuing the options include volatility, which is subject to significant judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

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

Other investments valued using methods, including internal models, with significant unobservable market parameters consist primarily of investments in other funds and certain illiquid investments.

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

As discussed above, the determination of investment fair values involves management’s judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2012. As of December 31, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	8%	5%	84%	85%	3%	4%	13%
2. Other observable market parameters	18%	23%	9%	15%	1%	0%	9%
3. Significant unobservable market parameters (A)	74%	72%	7%	0%	96%	96%	78%
Total	100%	100%	100%	100%	100%	100%	100%

(A)       A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 94% of our credit hedge funds’ and credit PE funds’, respectively, level 3 valuations were based on such sources.

(B)       The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of December 31, 2012, $11.1 billion of investments in our private equity funds, $1.4 billion of investments in our liquid hedge funds, $8.5 billion of investments in our credit hedge funds and $8.3 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations for the year ended December 31, 2012, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospectivebasis	$4.3 million or	$1.4 million or	$15.4 million or	$0.1 million or
	$(4.5 million) (A)	$(1.4 million)	$(15.4 million)	$(1.4 million) (A)

Incentive income	N/A (B)	$0.0 million or	$63.6 million or	N/A (B)
		$(0.0 million)	$(63.6 million)

Earnings from equity method investees	$58.9 million or	$8.8 million or	$2.6 million or	$12.5 million or
	$(58.9 million)	$(8.8 million)	$(2.6 million)	$(12.5 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)        Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2012, $4.1 billion of such portfolio companies valued at level 3  were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2012 is the current reset date.

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

We project that we will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Our projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on our historical and projected taxable income, we have concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If our estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth our federal taxable income for historical periods (2012 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average of ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2008	$48.0
2009	$24.8
2010	$77.6
2011:	$53.5
2012: Estimated	$68.1

2013 - 2015: Average Required	$63.1
2016 - 2021: Average Required	$82.3

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

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2012, our material contractual obligations are our capital commitments to our funds and our lease obligations as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	Thereafter
Operating lease obligations (1)	$90,619	$24,511	$44,108	$21,785	$215
Debt obligations payable (2)	155,053	95,234	59,819	—	—
Deferred incentive income (3)	87,121	3,771	83,350	—	—
Service contracts	39,952	21,295	15,124	3,443	90
Tax receivable agreement obligations (4)	253,787	23,333	39,467	41,050	149,937
Capital commitments to Fortress Funds (5)	155,533	155,533	—	—	—
Total	$782,065	$323,677	$241,868	$66,278	$150,242

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(2)

Includes interest and commitment fees to be paid over the maturity of the related debt obligation which has been calculated assuming no prepayments are made and debt is held until its contractual due date. The future interest payments are calculated using effective rates as of the reporting date, including both variable and fixed rates pursuant to the applicable debt agremment.

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

(4)

FIG Corp., a wholly owned subsidiary, entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately eleven years.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2012, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets that may be impacted by various market risks such as equity prices and exchange rates as of December 31, 2012 (in thousands):

Assets
Investments	$1,249,761

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our historical consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2012, approximately 36% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•                  Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2012 would increase or decrease future incentive income by $233.0 million or ($169.3 million), respectively; however, this would have no effect on our current reported financial condition or results of operations.

•                  Incentive income from the Castles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the Castles’ investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on excess mortgage servicing rights or non-hedge derivatives).

•                  Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving quarterly or annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the fund on December 31, 2012 would have resulted in a loss to investors for the quarter.  In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2012 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (G)
Funds	$6.6	$ N/A	(E)	$72.2	$6.6	$ N/A	(E)	$ N/A
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	9.2	64.4		17.9	9.2	64.4		7.5
Credit
Hedge Funds	10.2	68.8		2.6	10.2	68.8		2.4
PE Funds	0.1	N/A	(E)	13.6	0.1	N/A	(E)	N/A
Total	$26.1	$133.2		$106.3	$26.1	$133.2		$9.9

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (G)
Funds	$(6.9)	$ N/A	(E)	$(72.2)	$(6.9)	$ N/A	(E) (F)	$ N/A	(F)
Castles (D)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(9.2)	(55.7)		(17.9)	(9.2)	(55.7)		(7.5)
Credit
Hedge Funds	(10.2)	(68.4)		(2.6)	(10.2)	(68.4)		(2.4)
PE Funds	(1.5)	N/A	(E)	(13.6)	(1.5)	N/A	(E) (F)	N/A	(F)
Total	$(27.8)	$(124.1)		$(106.3)	$(27.8)	$(124.1)		$(9.9)

(A)                   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)                   Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.8 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)                   The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $6.7 million.

(D)                  Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $8.9 million or decrease unrealized gains by $8.2 million. Compensation and benefits expense would increase by $2.2 million or decrease by $2.0 million. Furthermore, the Castles’ management fees and incentive income are not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

(G)                   The private equity Fortress Funds held concentrated positions in certain industries as of December 31, 2012, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	27%
Financial Services and Assets	25%
Senior Living	23%
Real Estate	13%
Other	12%
100%

Interest Rate Risk

Subsequent to the repayment of our term loan in October 2012, we are not materially directly impacted by changes in interest rates.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., Global Opportunities Fund, Japan Opportunity Funds and Japan investments are directly exposed to foreign exchange risk. As of December 31, 2012 we had a $0.1 million investment in Eurocastle and a $66.6 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $24.3 million investment in Karols Development Co. and $15.3 million of investments in Japanese Funds and entities, including foreign exchange option contracts. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2012, we estimate the gains and losses for the year ended December 31, 2012 in relation to the value of the investments would increase by approximately $5.6 million or decrease by approximately $6.1 million. In addition, we held $18.5 million of foreign-denominated cash at December 31, 2012.

Item 8.   Financial Statements and Supplementary Data.

All supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited Fortress Investment Group LLC and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fortress Investment Group LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2013

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$104,242	$333,166
Due from affiliates	280,557	298,689
Investments	1,249,761	1,079,777
Deferred tax asset	402,135	400,196
Other assets	124,798	108,858
	$2,161,493	$2,220,686

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$146,911	$247,024
Due to affiliates	357,407	354,158
Deferred incentive income	231,846	238,658
Debt obligations payable	149,453	261,250
Other liabilities	59,226	57,204
	944,843	1,158,294

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 218,286,342 and 189,824,053 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 249,534,372 and 305,857,751 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Paid-in capital	2,119,102	1,972,711
Retained earnings (accumulated deficit)	(1,486,578)	(1,484,120)
Treasury shares (2,082,684 Class A shares held by subsidiary)	(3,419)	—
Accumulated other comprehensive income (loss)	(2,634)	(1,160)

Total Fortress shareholders’ equity	626,471	487,431
Principals’ and others’ interests in equity of consolidated subsidiaries	590,179	574,961
Total Equity	1,216,650	1,062,392
	$2,161,493	$2,220,686

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues
Management fees: affiliates	$456,090	$464,305	$441,145
Management fees: non-affiliates	45,617	58,096	27,794
Incentive income: affiliates	246,438	155,303	302,261
Incentive income: non-affiliates	26,162	1,917	22,927
Expense reimbursements from affiliates	189,304	172,465	146,127
Other revenues (affiliate portion disclosed in Note 7)	6,258	6,542	9,991
	969,869	858,628	950,245
Expenses
Interest expense	15,781	18,526	19,773
Compensation and benefits	750,359	706,060	720,712
Principals agreement compensation (expired in 2011)	—	1,051,197	952,077
General, administrative and other	127,149	145,726	112,739
Depreciation and amortization (including impairment - Note 3)	14,931	33,399	12,693
	908,220	1,954,908	1,817,994
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	48,921	(30,054)	2,997
Tax receivable agreement liability adjustment	(8,870)	3,098	22,036
Earnings (losses) from equity method investees	156,530	41,935	115,954
	196,581	14,979	140,987
Income (Loss) Before Income Taxes	258,230	(1,081,301)	(726,762)
Income tax benefit (expense)	(39,408)	(36,035)	(54,931)
Net Income (Loss)	$218,822	$(1,117,336)	$(781,693)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$140,538	$(685,821)	$(497,082)
Net Income (Loss) Attributable to Class A Shareholders	$78,284	$(431,515)	$(284,611)
Dividends Declared Per Class A Share	$0.20	$—	$—

Earnings (Loss) Per Class A Share
Net income (loss) per Class A share, basic	$0.29	$(2.34)	$(1.79)
Net income (loss) per Class A share, diluted	$0.27	$(2.36)	$(1.83)
Weighted average number of Class A shares outstanding, basic	214,399,422	186,662,670	165,446,404
Weighted average number of Class A shares outstanding, diluted	524,900,132	493,392,235	467,569,571

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income (loss) (net of tax)
Net income (loss)	$218,822	$(1,117,336)	$(781,693)
Foreign currency translation	(1,447)	417	514
Comprehensive income (loss) from equity method investees	(778)	(203)	(2,160)
Total comprehensive income (loss)	$216,597	$(1,117,122)	$(783,339)
Comprehensive income (loss) attributable to principals’ and others’ interests	$139,089	$(685,858)	$(498,643)
Comprehensive income (loss) attributable to Class A shareholders	$77,508	$(431,264)	$(284,696)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2009	145,701,622	307,773,852	$1,029,536	$(767,994)	$(325)	$261,217	$338,097	$599,314
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	84,498	84,498
Distributions to principals’ and others’ interests in equity	—	—	(1,679)	—	—	(1,679)	(152,022)	(153,701)
Conversion of Class B shares to Class A shares	7,500,000	(7,500,000)	7,351	—	(163)	7,188	(7,188)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	12,293	—	—	12,293	—	12,293
Director restricted share grant	210,302	—	253	—	—	253	472	725
Capital increase related to equity-based compensation, net	16,125,044	—	406,002	—	—	406,002	763,623	1,169,625
Dilution of Class A share issuance	—	—	11,602	—	(716)	10,886	(10,886)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(284,611)	—	(284,611)	(497,082)	(781,693)
Foreign currency translation	—	—	—	—	330	330	184	514
Comprehensive income (loss) from equity method investees	—	—	—	—	(415)	(415)	(1,745)	(2,160)
Total comprehensive income (loss)						(284,696)	(498,643)	(783,339)
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$(1,289)	$411,464	$517,951	$929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	81,572	81,572
Distributions to principals’ and others’ interests in equity	—	—	(840)	—	—	(840)	(124,723)	(125,563)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,243	—	—	9,243	—	9,243
Director restricted share grant	143,624	—	412	—	—	412	704	1,116
Capital increase related to equity-based compensation, net	15,394,027	10,333,333	481,327	—	—	481,327	802,404	1,283,731
Dilution impact of Class A share issuance	—	—	13,333	—	(89)	13,244	(13,244)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(431,515)	—	(431,515)	(685,821)	(1,117,336)
Foreign currency translation	—	—	—	—	340	340	77	417
Comprehensive income (loss) from equity method investees	—	—	—	—	(89)	(89)	(114)	(203)
Total comprehensive income (loss)						(431,264)	(685,858)	(1,117,122)
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$(1,160)	$487,431	$574,961	$1,062,392

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$—	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	35,387	35,387
Distributions to principals’ and others’ interests in equity	—	—	(704)	—	—	—	(704)	(99,082)	(99,786)
Dividends declared	—	—	(42,378)	—	—	—	(42,378)	—	(42,378)
Dividend equivalents accrued in connection with equity-based compensation	—	—	(712)	—	—	—	(712)	(1,027)	(1,739)
Conversion of Class B shares to Class A shares	17,467,232	(17,467,232)	22,362	—	—	(196)	22,166	(22,166)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	25,908	—	—	—	25,908	1	25,909
Director restricted share grant	257,918	—	344	—	—	—	344	500	844
Capital increase related to equity-based compensation, net	12,819,823	10,333,333	82,058	—	—	—	82,058	116,819	198,877
Dilution impact of Class A share issuance and repurchase	—	—	59,513	—	—	(502)	59,011	(59,011)	—
Repurchase of Class A shares (Note 9)	(2,082,684)	—	—	—	(3,419)	—	(3,419)	(3,870)	(7,289)
Repurchase of Class B shares (Note 9)	—	(49,189,480)	—	(80,742)	—	—	(80,742)	(91,422)	(172,164)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	78,284	—	—	78,284	140,538	218,822
Foreign currency translation	—	—	—	—	—	(660)	(660)	(787)	(1,447)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(116)	(116)	(662)	(778)
Total comprehensive income (loss)							77,508	139,089	216,597
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$218,822	$(1,117,336)	$(781,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,931	33,399	12,693
Other amortization and accretion	2,942	1,477	6,874
(Earnings) losses from equity method investees	(156,530)	(41,935)	(115,954)
Distributions of earnings from equity method investees	59,785	23,719	11,034
(Gains) losses	(48,921)	30,054	(2,997)
Deferred incentive income	(77,993)	(80,093)	(161,028)
Deferred tax (benefit) expense	29,442	24,622	43,115
Adjustment of estimated forfeited non-cash compensation	(1,691)	—	2,713
Options received from affiliates	(21,524)	(12,615)	—
Tax receivable agreement liability adjustment	8,870	(3,098)	(22,036)
Equity-based compensation, including Principals’ Agreement prior to 2012	213,274	1,284,086	1,167,130
Options in affiliates granted to employees	10,134	—	—
Allowance for doubtful accounts	796	5,263	651
Cash flows due to changes in
Due from affiliates	(58,927)	(133,322)	(242,841)
Other assets	(20,398)	7,322	(20,700)
Accrued compensation and benefits	(75,390)	51,166	200,347
Due to affiliates	(18,241)	(9,353)	(13,602)
Deferred incentive income	65,361	112,068	199,294
Other liabilities	(2,792)	(7,181)	27,153
Net cash provided by (used in) operating activities	141,950	168,243	310,153
Cash Flows From Investing Activities
Contributions to equity method investees	(63,798)	(82,610)	(74,581)
Distributions of capital from equity method investees	140,712	180,855	50,808
Purchase of fixed assets	(10,375)	(17,713)	(6,794)
Acquisitions, net of cash received	—	—	(13,474)
Net cash provided by (used in) investing activities	66,539	80,532	(44,041)
Cash Flows From Financing Activities
Borrowings under debt obligations	—	—	330,000
Repayments of debt obligations	(261,250)	(16,250)	(450,325)
Repurchase of shares and RSUs (Note 9)	(37,776)	—	—
Payment of deferred financing costs	—	—	(5,060)
Dividends and dividend equivalents paid	(44,170)	—	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	431	13,484	1,271
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(94,648)	(123,475)	(128,465)
Net cash provided by (used in) financing activities	(437,413)	(126,241)	(252,579)
Net Increase (Decrease) in Cash and Cash Equivalents	(228,924)	122,534	13,533
Cash and Cash Equivalents, Beginning of Period	333,166	210,632	197,099
Cash and Cash Equivalents, End of Period	$104,242	$333,166	$210,632
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$13,689	$16,122	$11,432
Cash paid during the period for income taxes	$7,932	$8,574	$8,911
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$34,806	$68,087	$83,351
Investments of receivable amounts into Fortress Funds	$80,523	$143,862	$10,300
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$31,997	$29,423	$42,900
Contingent consideration in purchase of Logan Circle Partners L.P.	$—	$—	$4,000
Exchange of promisory note for shares (Note 9)	$149,453	$—	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Fortress has three primary sources of income from the Fortress Funds: management fees, incentive income, and investment income on its principal investments in the funds. The Fortress Funds fall into the following business segments in which Fortress operates:

1)             Private equity:

a)             Private equity funds that primarily make significant, control-oriented investments in debt and equity securities of      public or privately held entities in North America and Western Europe, with a focus on acquiring and building asset-based businesses with significant cash flows; and

b)             Publicly traded alternative investment vehicles, which Fortress refers to as “Castles,” that invest primarily in real estate and real estate related debt investments.

2)             Liquid hedge funds that invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

3)             Credit funds:

a)             Credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)             Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor  based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

4)             Logan Circle Partners, L.P. (“Logan Circle”), which represents Fortress’s traditional, fixed income asset management            business.

5)             Principal investments in the above described funds.

Fortress Investment Group LLC was formed in 2006 for the purpose of becoming the general partner of Fortress Operating Group and effecting an initial public offering of shares in February 2007 and related transactions in order to carry on the business of its predecessor, Fortress Operating Group, as a publicly traded entity.  Fortress Operating Group was owned by its general partners (the “Principals”) prior to this reorganization. The Registrant is a limited liability company and its members are not responsible for any of its liabilities beyond the equity they have invested. Fortress’s formation documents allow for an indefinite life.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

Financial Statement Guide

Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement and promissory note.

Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals’ and one senior employee’s ownership interests in Fortress Operating Group as well as employees’ ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting and Consolidation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, (ii) variable interest entities (“VIEs”) in which it is the primary beneficiary as described below and (iii) non-VIE partnerships in which it is the general partner where the limited partners do not have rights that would overcome the presumption of control by the general partner.

For those entities in which it has a variable interest, Fortress first determines whether the entity is a VIE. This determination is made by considering whether the entity’s equity investment at risk is sufficient and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary.

The primary beneficiary of a VIE is generally defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.

For investment companies and similar entities, the primary beneficiary of a VIE is the party who, considering the involvement of related parties and de facto agents, absorbs a majority of the VIE’s expected losses or receives a majority of the expected residual returns, as a result of holding a variable interest. This evaluation is also updated continuously.

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

For entities over which Fortress exercises significant influence but which do not meet the requirements for consolidation, Fortress uses the equity method of accounting whereby it records its share of the underlying income of these entities. These entities include the Fortress Funds. Virtually all of the Fortress Funds are, for GAAP purposes, investment companies. As required, Fortress has retained the specialized accounting of these funds. The Fortress Funds record realized and unrealized gains (losses) resulting from changes in the fair value of their investments as a component of current income. Additionally, these funds generally do not consolidate their majority-owned and controlled investments (the “Portfolio Companies”).

Distributions by Fortress and its subsidiaries are recognized when declared.

Risks and Uncertainties — In the normal course of business, Fortress encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Fortress’s or the Fortress Funds’ investments in debt securities, loans, leases, derivatives and other financial instruments that results from a borrower’s, lessee’s or counterparty’s inability or unwillingness to make required or expected payments. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk is enhanced in situations where Fortress or a Fortress Fund is investing in distressed assets, as well as unsecured or subordinate loans or securities, which is a material part of its business.

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

DECEMBER 31, 2012

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

Due from/to Affiliates — For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. This definition is broader than the strict GAAP definition of affiliates. Amounts due from and due to affiliates are recorded at their contractual amount, subject to an allowance for uncollectible amounts if collection is not deemed probable.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectable amounts of $3.2 million and $3.4 million as of December 31, 2012 and 2011, respectively, which were recorded as General and Administrative expense.

	Other Assets
	December 31,
	2012	2011
Fixed assets	$104,482	$101,189
Accumulated depreciation	(68,133)	(58,917)
Deferred charges	5,060	5,099
Accumulated amortization	(4,837)	(1,932)
Receivables	50,321	23,154
Prepaid compensation, net	16,626	16,626
Prepaid expense	10,453	10,002
Goodwill and intangibles	9,421	9,010
Accumulated amortization	(8,218)	(8,172)
Miscellaneous assets, net	9,623	12,799
	$124,798	$108,858

	Other Liabilities
	December 31,
	2012	2011
Current taxes payable (Note 6)	$3,490	$3,452
Deferred taxes payable (Note 6)	5,815	199
Interest payable	165	2,074
Accounts payable	4,408	2,952
Accrued expenses	16,795	24,518
Deferred rent	9,425	10,256
Placement agent fee payable (Note 7)	5,309	4,179
Unearned income	10,754	7,817
Miscellaneous liabilities	3,065	1,757

	$59,226	$57,204

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

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

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2012	2011
Direct
Net foreign currency translation adjustments	$(1,146)	$(206)
Through equity method investees
Net foreign currency translation adjustments	(1,488)	(954)
Accumulated other comprehensive income (loss)	$(2,634)	$(1,160)

The amounts reclassified from accumulated other compensative income (loss) to components of net income (loss), if any, were immaterial for each period presented.

Foreign Currency — Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2012, 2011 and 2010.

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

DECEMBER 31, 2012

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

Equity-Based Compensation — Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees, primarily to employees of certain Portfolio Companies, is expensed ratably over the required service period based on its fair value at each reporting date. Equity-based compensation also includes compensation recorded in connection with the Principals Agreement as described in Note 8. Fortress was not a party to the Principals Agreement, which expired in December 2011, and this agreement had no direct economic impact on Fortress.

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

Recent Accounting Pronouncements — In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Fortress on January 1, 2012. This guidance did not have a material impact on Fortress’s financial position, results of operations or liquidity.

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

DECEMBER 31, 2012

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

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2012	2011	2010
Private Equity
Private Equity Funds
Management fees: affil.	$119,119	$131,898	$138,464
Management fees: non-affil.	394	—	—
Incentive income: affil.	2,612	7,877	70,094

Castles
Management fees: affil.	52,853	48,709	45,883
Management fees, options: affil.	21,524	12,615	—
Management fees: non-affil.	3,902	5,148	2,748
Incentive income: affil.	—	—	—

Liquid Hedge Funds
Management fees: affil.	63,509	91,796	88,433
Management fees: non-affil.	14,023	17,078	10,187
Incentive income: affil.	43,089	2,803	49,625
Incentive income: non-affil.	24,556	984	17,535

Credit Funds
Credit Hedge Funds
Management fees: affil.	100,835	106,138	119,973
Management fees: non-affil.	359	15,696	1,463
Incentive income: affil.	126,832	73,340	91,609
Incentive income: non-affil.	130	—	5,392

Credit PE Funds
Management fees: affil.	98,250	73,149	48,392
Management fees: non-affil.	143	124	27
Incentive income: affil.	73,905	71,283	90,933
Incentive income: non-affil.	1,476	933	—

Logan Circle
Management fees: non-affil.	26,796	20,050	13,369

Total
Management fees: affil.	$456,090	$464,305	$441,145
Management fees: non-affil.	$45,617	$58,096	$27,794
Incentive income: affil. (A)	$246,438	$155,303	$302,261
Incentive income: non-affil.	$26,162	$1,917	$22,927

(A)       See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from these funds was $184.4 million, $70.3 million and $153.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012, 2011 and 2010, Fortress recognized $72.6 million, $71.3 million and $90.9 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed- Gross	Distributed- Recognized (A)	Distributed- Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2010	$702,709	$(504,346)	$198,363	$200,066
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	123,127
Distribution of private equity incentive income	120,388	N/A	120,388	(120,388)
Recognition of previously deferred incentive income	N/A	(80,093)	(80,093)	N/A
Deferred incentive income as of December 31, 2011	$823,097	$(584,439)	$238,658	$202,805
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	395,808
Distribution of private equity incentive income	71,181	N/A	71,181	(71,181)
Recognition of previously deferred incentive income	N/A	(77,993)	(77,993)	N/A
Deferred incentive income as of December 31, 2012	$894,278	$(662,432)	$231,846	$527,432

(A)       All related contingencies have been resolved.

(B)       Reflected on the balance sheet.

(C)       At December 31, 2012, the net undistributed incentive income is comprised of $614.5 million of gross undistributed incentive income, net of $87.1 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2012 at their net asset values.

(D)       From inception to December 31, 2012, Fortress has paid $377.9  million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $614.5 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $308.1 million of compensation expense.

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2012, 2011 and 2010, management fees of $3.9 million, $3.7 million and $3.3 million, respectively, and incentive income, exclusive of tax distributions, of $4.9 million, $2.4 million and $3.2 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of December 31, 2012:

						Current	Gain to			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Cross Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(808,433)	$8,835	N/A	$—	N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,015,943	(2,793,118)	57,786	1,834,961	—	N/A	10,896	334,604	—	—	—
Fund II (2002)	Feb-13	1,974,296	(3,260,088)	153,639	1,439,431	—	N/A	—	287,024	43,214	3,771	2,417
Fund III (2004)	Jan-15	2,762,993	(1,414,329)	2,067,250	718,586	1,479,430	760,844	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,648	(156,926)	131,841	15,119	183,107	167,988	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(504,165)	3,641,398	506,002	1,930,537	1,424,535	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(119,953)	611,008	(31,735)	415,081	446,816	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(43,302)	3,947,179	(113,233)	1,593,441	1,706,674	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(140)	623,449	(366,888)	425,136	792,024	—	—	—	—	—
GAGACQ Fund (2004)	Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,228	(505,614)	562,050	(152,564)	712,684	865,248	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	220,451	(90,843)	204,632	295,475	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(57,603)	(782,123)	415,710	1,197,833	—	—	—	—	—
FHIF (2006)	Jan-17	1,543,463	(63,169)	2,233,799	753,505	802,775	49,270	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(157)	901,072	(81,550)	504,510	586,060	—	—	—	—	—
								$10,896	$850,967	$126,564	$87,121	$57,566
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$113,566	$(2,190)	$113,450	$2,074	$3,662	$1,587	$—	$—	$—	$—	$—
MSR Opportunities Fund IA (2012)	Aug-22	244,725	—	243,489	(1,236)	590	$1,826	—	—	—	—	—
MSR Opportunities Fund IB (2012)	Aug-22	59,275	—	58,942	(333)	143	476	—	—	—	—	—
								$—	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

						Current	Gain to Cross			Distributed	Gross	Net
		Inception	Inception	Net	NAV	Preferred	Incentive	Undistributed	Distributed	Incentive	Intrinsic	Intrinsic
	Maturity	to Date	to Date	Asset Value	Surplus	Return	Income	Incentive	Incentive	Income Subject	Clawback	Clawback
Fund (Vintage) (A)	Date (B)	Capital Invested	Distributions (C)	(“NAV”)	(Deficit) (D)	Threshold (E)	Threshold (F)	Income (G)	Income (H)	to Clawback (I)	(J)	(J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(64,884)	$277,824	$75,383	$108,513	$33,130	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(112,741)	198,011	36,472	87,385	50,913	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(211,456)	240,329	108,629	—	N/A	16,701	3,452	—	—	—
LDVF Patent Fund (2007)	Nov-27	44,344	(9,297)	56,368	21,321	—	N/A	1,432	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(258,658)	205,962	105,596	—	N/A	12,846	3,641	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,396,168	(5,774,479)	1,751,656	2,129,967	—	N/A	189,866	228,362	69,343	—	—
SIP Managed Account (2010)	Sep-20	11,000	(23,047)	8,336	20,383	—	N/A	1,667	2,409	—	—	—
Assets Overflow Fund (2008)	Closed Dec-12	90,500	(112,344)	N/A	N/A	N/A	N/A	N/A	2,180	N/A	N/A	N/A
Japan Opportunity Fund (2009)	Jun-19	1,195,957	(944,569)	653,430	402,042	—	N/A	41,215	39,677	12,056	—	—
								$263,727	$280,594	$81,399	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$2,036,507	$(1,157,917)	$1,535,450	656,860	$—	N/A	$102,236	$26,549	$—	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	1,010,618	(216,982)	913,690	120,054	—	N/A	23,431	—	—	—	—
FCO Managed Accounts (2008-2012)	Oct-21 to Mar-27	3,051,494	(1,818,420)	2,071,924	838,850	—	N/A	106,250	58,308	22,938	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	292,094	(40,380)	266,514	14,800	—	N/A	1,404	405	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	179,597	(24,823)	165,155	10,381	—	N/A	932	216	—	—	—
Net Lease Fund I (2010)	Feb-20	138,879	(34,684)	139,849	35,654	—	N/A	4,333	316	316	—	—
Global Opportunities Fund (2010)	Sep-20	253,375	(77,517)	203,667	27,809	—	N/A	5,447	—	—	—	—
Life Settlements Fund (2010)	Dec-22	318,652	(94,254)	244,236	19,838	38,801	18,963	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	26,187	(7,696)	19,974	1,483	3,159	1,676	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	162,534	(69,008)	109,343	15,817	—	N/A	692	629	629	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	18,915	(7,118)	14,417	2,620	—	N/A	521	—	—	—	—
								$245,246	$86,423	$23,883	$—	$—

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

			Percentage of
			Incentive Income	Undistributed	Year to date
		Gain to Cross	Eligible NAV Above	Incentive	Incentive
	Incentive Income	Incentive Income	Incentive Income	Income	Income
	Eligible NAV (L)	Threshold (M)	Threshold (N)	(O)	Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,675,011	$1,008	96.9%	$63	$30,033
Sidepocket investments (R)	33,756	16,545	N/A	515	—
Sidepocket investments - redeemers (S)	238,475	118,304	N/A	4,851	137
Managed accounts	975,656	—	100.0%	—	22,613

Asia Macro Funds (T)
Main fund investments	419,602	—	100.0%	—	12,915
Managed accounts	76,270	—	100.0%	—	1,943

Fortress Convex Asia Funds (T)
Main fund investments	49,555	1,445	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	95,155	38,781	0.1%	—	1
Sidepocket investments (R)	127,012	35,374	N/A	670	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	3,192,815	—	100.0%	—	112,516
Sidepocket investments (R)	101,373	2,401	N/A	4,755	—
Sidepocket investments - redeemers (S)	229,533	72,858	N/A	3,414	—
Main fund investments (liquidating) (U)	1,287,247	128,484	93.5%	86,195	6,309
Managed accounts	9,953	40,730	0.0%	—	—

Worden Funds
Main fund investments	249,166	96	92.4%	—	7,750

Value Recovery Funds (V)
Managed accounts	24,388	4,141	0.0%	—	130

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

(J)           Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2012, Fortress held $46.9 million of such amounts on behalf of employees related to all of the private equity funds.

(K)      Fund I undistributed and distributed incentive income amounts are presented for the total fund, of which Fortress is entitled to approximately 50%. Distributed incentive income subject to clawback for Fund I is presented with respect to Fortress’s portion only.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

(Q)       The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at December 31, 2012, if they were realized, would not materially impact the amounts presented in the table.

(R)       Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at December 31, 2012, the undistributed incentive income from the Macro main fund would decrease by approximately $2.0 million.

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

(V)       Excludes the Value Recovery Funds which had a NAV of $471.4 million at December 31, 2012. Fortress began managing the third party originated Value Recovery Funds in June 2009 and does not expect to earn any significant incentive income from the fund investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2012.

Total	Fortress and			Longest
Original	Affiliates		Percent of	Capital	Longest			Incentive
Capital	Original Capital	Carrying Value	Capital	Commitment	Fund	Annual	Incentive	Income
Commitments	Commitments	of Fortress’s	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)

$20,708,835	$2,140,750	$720,817	96.6%	Jan-2016	Jan-2025	1.0% - 1.5%	10% - 25%	0% - 10%

(A)       Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)       Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2012 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$234,565	$525,701	$637,462	$1,397,728	$743,022	$2,140,750

(C)       Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)       Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted (by AUM) average management fee rate as of December 31, 2012 was approximately 1.2%.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

(E)        Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) average incentive income rate as of December 31, 2012 was approximately 19.9%, and the weighted average threshold rate was approximately 8.4%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the private equity funds. As of December 31, 2012, for funds where Fortress is entitled to incentive income and profit sharing has been assigned, this portion was equal to approximately 29.4%, based on a weighted average by total capital commitments.

Fortress manages one of the private equity funds with approximately $0.9 billion of capital commitments (“Fund I”) pursuant to certain agreements which provide that Fortress is entitled to 50% of the Fund I incentive income and NIH, a Fortress Fund which is a private equity fund and an equity method investee of Fortress, is entitled to the other 50%.

In February 2009, one of the private equity Fortress Funds issued notes in the amount of $80.0 million. These notes bear interest at 20% per annum, payable at maturity, and mature in January 2014. Fortress subscribed to and received $0.5 million of these notes, which are recorded as part of Fortress’s investment in such fund. In December 2010, the fund made a partial redemption of $75.0 million on the notes representing cumulative accrued interest through the redemption date of $32.2 million and a partial repayment of the original principal amount of $42.8 million, resulting in a remaining outstanding balance of $37.2 million. In connection with this redemption, FIG’s principal balance was reduced to $0.2 million as of December 31, 2011. During 2012, the fund made redemption payments representing accrued interest through the final redemption date and repayment of all remaining outstanding principal.

In March 2009, one of the private equity Fortress Funds which was formed as a coinvestment fund to invest solely in GAGFAH (XETRA: GFJ), distributed all of its shares in GAGFAH to its investors, including Fortress. As a result, Fortress received 5.7 million shares of GAGFAH. Fortress elected to account for these shares at fair value (Note 4).

In June 2009, one of the private equity Fortress Fund portfolio companies, Eurocastle, issued convertible securities in the amount of €75.0 million ($105.0 million). These securities bear interest at 20% per annum, payable annually (but deferrable), have no stated maturity, and are convertible into common shares of Eurocastle at an initial conversion price of €0.30 per share (subject to adjustment based on the occurrence of certain capital events within Eurocastle, including the payment of dividends). Fortress acquired €1.2 million ($1.6 million) of these securities, which were recorded as part of Fortress’s investment in such portfolio company. Fortress elected to account for these securities at fair value (Note 4).

In February 2011, the capital commitment periods of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds generated lower management fees.

In July 2012, Fortress and Fosun Group formed a joint venture, Shanghai Starcastle Senior Living Services Ltd. (“Starcastle”), to develop and operate senior living communities in China, in which Fortress has a 50% ownership interest. Starcastle has received approval from the Shanghai government to operate its first senior living community in China. As of December 31, 2012, Fortress’s investment in Starcastle was approximately $1.6 million and was included in the Private Equity Funds segment.

Castles

The Castles are comprised of Newcastle (NYSE: NCT) and Eurocastle (Euronext Amsterdam: ECT). The following table presents certain information with respect to the Castles as of December 31, 2012.

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress’s Investments

1.5%	25%	8% - 10%	$9,042

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The management agreements between Fortress and the Castles provide for initial terms of up to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the Castles’ boards of directors.

In 2012, Fortress formed a consolidated senior living property management subsidiary and has agreements to manage fifteen senior living properties, including twelve which are owned by Newcastle and three which are owned by third parties. Fortress will receive management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years of the agreements and 7.0% thereafter. In addition, Fortress will receive reimbursement for certain expenses, including all of the compensation expense associated with the 1,021 on-site employees. Upon the acquisition of the first eight properties by Newcastle, which occurred in July 2012, Newcastle reimbursed Fortress for approximately $6.4 million of pre-acquisition expenditures.

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, including related managed accounts, as of December 31, 2012.

Assets Under	Carrying Value of	Annual	Incentive
Management (AUM)	Fortress’s Investments	Management Fee (A)	Income (B)

$5,059,678	$180,664	1% - 3%	15% - 25%

(A)       Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2012 was approximately 1.7%.

(B)       Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2012 was approximately 20.2%.

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2012.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress’s Investments	Management Fee (A)	Income (B)

Fortress Originated	$5,169,042	$58,507	1% - 2%	10% - 20%
Non-Fortress Originated	$495,772	$2	1%	5%

(A)       For Fortress originated AUM, expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2012 was approximately 1.95%. For non-Fortress originated AUM, management fees are equal to 1% of realized proceeds.

(B)       For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold.

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds, including related managed accounts, as of December 31, 2012.

Total	Fortress			Longest
Original	and Affiliates		Percent of	Capital	Longest			Incentive
Capital	Original Capital	Carrying Value	Capital	Commitment	Fund	Annual	Incentive	Income
Commitments	Commitments	of Fortress’s	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends (C)	Date (D)	Fee (E)	(F)	Return (F)

$15,140,765	$886,469	$166,482	52.8%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0% - 9%

(A)       Represents the total amount of capital originally committed by investors (including credit PE funds) to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)       Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2012 are discussed in Note 10.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$94,208	$157,371	$388,730	$640,309	$246,160	$886,469

(C)  Only $0.9 billion of the total capital commitments extend beyond March 2016.

(D)  Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board. $5.6 billion of the total commitments extend beyond December 2022.

(E)        Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2012 was approximately 1.4%.

(F)  Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2012 was approximately 19.7% and the weighted average threshold was approximately 7.3%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the credit PE funds. As of December 31, 2012, for funds where profit sharing has been assigned, this portion was equal to approximately 52.6%, based on a weighted average by total capital commitments.

Traditional Asset Management Business

Logan Circle Partners, L.P. (“Logan Circle”) is a fixed income asset manager with approximately $20.7 billion in assets under management as of December 31, 2012, which Fortress acquired in April 2010. The Logan Circle AUM pays an average annual management fee of approximately 0.15%.

Part of the acquisition price was paid with contingent consideration, which was contingent on the growth and performance of Logan Circle’s business (but not contingent on the continued employment of any employees). The contingent consideration was payable in cash or Class A shares, at Fortress’s option, and had an estimated fair value of approximately $4.0 million at closing. The contingent consideration was measured at fair value with changes in fair value being recorded as a gain (loss). Ultimately, no contingent consideration payment was made.

The assets acquired primarily included goodwill and other intangible assets, which were recorded in Other Assets, and had a basis of $0.2 million as of December 31, 2012. In the third quarter of 2011, Fortress determined that Logan Circle had not met certain growth targets in its business plan and therefore performed an intangible asset impairment test. As a result of this test, $20.1 million of goodwill and other intangible assets was written off through Depreciation and Amortization.

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” — see Note 8).

4.     INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31,
	2012	2011
Equity method investees	$1,135,329	$1,034,721
Equity method investees, held at fair value (A)	76,355	34,530
Total equity method investments	1,211,684	1,069,251
Options in equity method investees	38,077	10,526
Total investments	$1,249,761	$1,079,777

(A)       Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Gains (losses) can be summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Net realized gains (losses)	$1,101	$(4,122)	$(207)
Net realized gains (losses) from affiliate investments	(80)	(722)	(890)
Net unrealized gains (losses)	332	3,068	(2,732)
Net unrealized gains (losses) from affiliate investments	47,568	(28,278)	6,826
Total gains (losses)	$48,921	$(30,054)	$2,997

These gains (losses) were generated as follows:

	Year Ended December 31,
	2012	2011	2010
Mark to fair value on publicly traded investments	$47,564	$(31,398)	$5,939
Mark to fair value on derivatives	264	2	(3,263)
Mark to fair value on Logan Circle contingent consideration	—	3,122	878
Other	1,093	(1,780)	(557)
Total gains (losses)	$48,921	$(30,054)	$2,997

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

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2012, which comprised approximately 21% of its equity method investments, is in a fund with a single investment which focuses on the U.S. rail transportation and real estate sectors.

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

DECEMBER 31, 2012

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	December 31,		Year Ended December 31,
	2012	2011	2012	2011	2010
Private equity funds, excluding NIH	$720,817	$626,515	$104,745	$21,399	$75,366
NIH	1,177	1,251	230	(88)	9
Publicly traded portfolio companies (A) (B)	67,313	29,682	N/A	N/A	N/A
Newcastle (B)	9,002	4,770	N/A	N/A	N/A
Eurocastle (B)	40	78	N/A	N/A	N/A
Total private equity	798,349	662,296	104,975	21,311	75,375
Liquid hedge funds	180,664	204,892	17,505	5,209	23,656
Credit hedge funds	58,507	53,831	11,469	7,528	12,778
Credit PE funds	166,482	141,186	22,176	7,985	1,817
Other	7,682	7,046	405	(98)	2,328
	$1,211,684	$1,069,251	$156,530	$41,935	$115,954

(A)       Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)       Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Year Ended December 31, 2012
	Private Equity				Credit
			Private Equity
			Portfolio
			Companies and	Liquid Hedge
	NIH	Other Funds	Castles (A)	Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,251	$626,515	$34,530	$204,892	$53,831	$141,186	$7,046	$1,069,251
Earnings from equity method investees	230	104,745	N/A	17,505	11,469	22,176	405	156,530
Other comprehensive income from equity
method investees	—	—	N/A	—	—	(1,091)	—	(1,091)
Contributions to equity method investees (B)	—	6,545	337	27,837	79,430	46,898	245	161,292
Distributions of earnings from equity method investees	—	(16,646)	N/A	(7,847)	(14,200)	(21,081)	(11)	(59,785)
Distributions of capital from equity method investees (B)	(304)	(2,294)	N/A	(61,723)	(72,023)	(19,781)	(3)	(156,128)
Total distributions from equity method investees	(304)	(18,940)	N/A	(69,570)	(86,223)	(40,862)	(14)	(215,913)
Mark to fair value - during period (C)	N/A	—	40,410	N/A	N/A	N/A	N/A	40,410
Translation adjustment	—	—	1,078	—	—	(1,807)	—	(729)
Dispositions	—	—	—	—	—	(18)	—	(18)
Reclassification to Due to Affiliates (D)	—	1,952	—	—	—	—	—	1,952
Investment, ending	$1,177	$720,817	$76,355	$180,664	$58,507	$166,482	$7,682	$1,211,684

Ending balance of undistributed earnings	$—	$42,594	N/A	$9,393	$2,109	$6,926	$2,237	$63,259

(A)        Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)         The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

	Year Ended December 31,
	2012		2011
	Contributions	Distributions of Capital	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$63,798	$140,712	$82,610	$180,855
Investments of receivable amounts into Fortress Funds	80,523	—	143,862	—
Change in distributions payable out of Fortress Funds	—	(1,853)	—	—
Net funded*	16,554	16,554	14,072	14,072
Deconsolidation of credit PE fund	—	—	—	(10,665)
Other	417	715	256	2,147
Per Above	$161,292	$156,128	$240,800	$186,409

*    In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(C)   Recorded to Gains (Losses).

(D)   Represents a portion of the general partner liability discussed in Note 10.

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

	Private Equity Funds excluding NIH
	December 31, (or Year then Ended)
	2012	2011	2010

Assets	$15,944,821	$13,296,783
Debt	—	(45,291)
Other liabilities	(143,951)	(263,858)
Equity	$15,800,870	$12,987,634
Fortress’s Investment	$720,817	$626,515
Ownership (A)	4.6%	4.8%

Revenues and gains (losses) on investments	$3,386,060	$1,144,271	$1,853,285
Expenses	(188,690)	(251,806)	(233,797)
Net Income (Loss)	$3,197,370	$892,465	$1,619,488
Fortress’s equity in net income (loss)	$104,745	$21,399	$75,366

(A)  Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

	Liquid Hedge Funds			Credit Hedge Funds
	December 31, (or Year then Ended)
	2012	2011	2010	2012	2011	2010
Assets	$9,293,405	$8,211,051		$9,431,681	$8,654,158
Debt	—	—		(3,329,686)	(2,910,711)
Other liabilities	(4,682,311)	(3,134,491)		(447,127)	(291,850)
Non-controlling interest	—	—		(4,289)	(9,794)
Equity	$4,611,094	$5,076,560		$5,650,579	$5,441,803
Fortress’s Investment	$180,664	$204,892		$58,507	$53,831
Ownership (A)	3.9%	4.0%		1.0%	1.0%

Revenues and gains (losses) on investments	$579,050	$(178,564)	$801,493	$1,244,449	$835,054	$1,408,290
Expenses	(130,466)	(207,229)	(167,380)	(271,565)	(267,202)	(273,688)
Net Income (Loss)	$448,584	$(385,793)	$634,113	$972,884	$567,852	$1,134,602
Fortress’s equity in net income (loss)	$17,505	$5,209	$23,656	$11,469	$7,528	$12,778

	Credit PE Funds (B) (C)
	December 31, (or Year then Ended)
	2012	2011	2010
Assets	$9,536,328	$7,949,091
Debt	(75,413)	(57,602)
Other liabilities	(314,329)	(410,125)
Non-controlling interest	(14,228)	(9,182)
Equity	$9,132,358	$7,472,182
Fortress’s Investment	$166,482	$141,186
Ownership (A)	1.8%	1.9%

Revenues and gains (losses) on investments	$2,011,139	$739,681	$1,310,038
Expenses	(312,549)	(245,947)	(290,818)
Net Income (Loss)	$1,698,590	$493,734	$1,019,220
Fortress’s equity in net income (loss)	$22,176	$7,985	$1,817

(A)  Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)       Includes one entity which is recorded on a one quarter lag (i.e. the balances reflected for this entity are for the periods ended September 30, 2012, 2011 and 2010, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities and do not provide financial reports under U.S. GAAP within the reporting timeframe necessary for U.S. public entities.

(C)  Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the years ended December 31, 2012, 2011 or 2010 which caused a change in Fortress’s accounting, except as described below.

All of the VIEs are Fortress Funds, or related entities, which are privately held investment vehicles whose purpose and activities are further described in Note 1, based on the business segment in which they operate. Fortress sponsored the formation of and manages primarily all of these VIEs and, in most cases, has a principal investment therein as described in Note 1.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2012. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

	Fortress is not Primary Beneficiary
	December 31, 2012			December 31, 2011
	Gross	Financial	Fortress	Gross	Financial	Fortress
Business Segment	Assets	Obligations (A)	Investment (B)	Assets	Obligations (A)	Investment (B)	Notes

Private Equity Funds	$9,087	$—	$1,176	$12,871	$—	$1,251	(C) (D)

Castles	7,421,269	5,798,143	56,294	7,374,735	6,568,462	22,384	(C) (D)

Liquid Hedge Funds	4,905,876	2,271,914	27,817	4,208,343	547,044	10,771	(C) (D)

Credit Hedge Funds	1,771,900	365,135	46,193	1,594,736	364,791	35,476	(C) (D)

Credit PE Funds	1,536,067	418,208	4,483	732,419	89,334	5,108	(C) (D)

(A)       Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of December 31, 2012, $5,349.2 million, $257.0 million, and $418.2 million represent financial borrowings which have weighted average maturities of 2.4, 4.0, and 1.7 years for the Castles, credit hedge funds, and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2011, $6,027.2 million, $302.4 million, and $89.3 million represent financial borrowings which have weighted average maturities of 2.8, 4.6, and 3.7 years for the Castles, credit hedge funds, and credit PE funds, respectively.

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

(D)       As of December 31, 2012, Fortress’s investment includes $4.7 million, less than $0.1 million, $0.2 million, and $0.1 million of management fees receivable from the Castles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $24.4 million and $43.6 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2012, Fortress’s investment also includes $3.6 million, $2.7 million, $0.9 million and less than $0.1 million of expense reimbursements and other receivables from the Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. As of December 31, 2011, Fortress’s investment includes $4.0 million, $0.2 million, $14.1 million, and $0.1 million of management fees receivable from the Castles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $19.2 million in incentive income receivable from the credit hedge funds. As of December 31, 2011, Fortress’s investment also includes $3.0 million, $3.0 million, $0.9 million and $0.1 million of expense reimbursements and other receivables from the Castles, liquid hedge funds, credit hedge funds and credit PE funds, respectively.  In addition, Fortress has remaining capital commitments to certain credit PE funds which are VIEs which aggregated less than $0.1 million at December 31, 2012.

In March 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in March 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in March 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of December 31, 2012, FCF’s gross assets were approximately $32.6 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $16.6 million at December 31, 2012, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

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

	Fair Value
	December 31,
	2012	2011	Valuation Method
Assets (within Investments)
Newcastle and Eurocastle common shares	$9,042	$4,848	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	$67,313	$29,682	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	$—	$—	Level 3 - Option valuation models, adjusted for non-option characteristics
Total equity method investments carried at fair value	$76,355	$34,530
Newcastle and Eurocastle options (B)	$38,077	$10,526	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$1,101	$1,236	Level 2 - See below
Liabilites (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(10,120)	$—	Level 2 - Option valuation models using significant observable inputs

(A)       The debt bears interest at 20% per annum and is perpetual, but Eurocastle may redeem the securities at a premium of 20%. As of December 31, 2012, it has a face amount of €1.2 million ($1.6 million) and was convertible into Eurocastle common shares at €0.30 per share. The fair value was determined using the market value approach.

(B)       All of the outstanding options are out of the money (that is, their strike price is above the December 31, 2012 market price per share of $8.68 per share for Newcastle and €0.03 per share for Eurocastle) except for the following Newcastle options:

Grant Date	Number of Options	Strike Price
March 29, 2011	1,676,833	$6.00
September 27, 2011	2,539,833	$4.55
April 3, 2012	1,897,500	$6.22
May 21, 2012	2,300,000	$6.71
July 31, 2012	2,530,000	$6.70

The assumptions used in valuing the options at December 31, 2012 were:

	Risk-Free Rate	Dividend Yield	Volatility
Newcastle	0.30% - 1.79%	8.29% - 9.98%	29.80% - 56.80%
Eurocastle	0.32% - 0.37%	0.00% - 0.00%	145.96% - 167.35%

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Fortress’s investments in instruments measured at fair value using Level 3 inputs changed as follows (any transfers are assumed to occur at the beginning of a quarter):

	Asset	Liabilities
Balance at December 31, 2010	$1,834	$(3,122)
Total gains (losses) included in net income (including foreign currency translation)	(1,834)	3,122
Balance at December 31, 2011	$—	$—
Total gains (losses) included in net income (including foreign currency translation)	—	—
Balance at December 31, 2012	$—	$—

The following table summarizes Newcastle’s common stock offerings and options granted to Fortress during the years 2010-2012.

Month	Shares Issued (millions)	Option Strike Price	Number of Options Granted to Fortress	Fair Value of Options at Grant Date
March 2011	17.3	$6.00	1,725,000	$7,021
September 2011	25.9	$4.55	2,587,500	$5,594
April 2012	19.0	$6.22	1,897,500	$5,608
May 2012	23.0	$6.71	2,300,000	$7,618
July 2012	25.3	$6.70	2,530,000	$8,298

Derivatives

Fortress is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by Fortress using derivative instruments is foreign currency risk.  Fortress enters into foreign exchange forward contracts and options to economically hedge the risk of fluctuations in foreign exchange rates with respect to certain foreign currency denominated assets and expected revenues.  Gains and losses on these contracts are reported currently in Gains (Losses).

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet Location (A)	Fair Value December 31, 2012	Notional Amount December 31, 2012	Gains/(Losses) Year Ended December 31, 2012 (B)	Maturity Date
Foreign exchange option contract	Other Assets	$24	€20,000	$(871)	Feb-13
Foreign exchange option contract	Other Assets	$(4)	€20,000	$566	Feb-13
Foreign exchange option contract	Other Assets	$534	¥877,506	$182	Dec-13
Foreign exchange option contract	Other Assets	$(200)	¥877,506	$189	Dec-13
Foreign exchange option contract	Other Assets	$1,843	¥2,403,500	$448	Dec-14
Foreign exchange option contract	Other Assets	$(1,096)	¥2,403,500	$575	Dec-14

(A)       Fortress has a master netting agreement with its counterparty.

(B)       Reflects gains (losses) related to contracts existing at period end. Total net foreign exchange derivative gains (losses) were $0.3 million, $0.0 million, and ($3.3) million in 2012, 2011 and 2010 respectively.

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

5.     DEBT OBLIGATIONS

In October 2012, a realization event occurred with respect to a private equity portfolio company. As a result of this event, Fortress received an aggregate of $182.2 million, comprised of the payment of deferred fees and expenses of $149.8 million, the repayment of advances of $15.8 million, and $16.6 million of distributions related to our principal investments in the relevant funds. Fortress repaid its term loan under the credit agreement that it entered into in October 2010 (the “2010 Credit Agreement”) in full with these proceeds. In connection with this repayment, $1.4 million of deferred financing costs were written off and a prepayment fee of $1.8 million was paid.

The following table presents summarized information regarding Fortress’s debt obligations:

	Face Amount and				December 31, 2012
	Carrying Value		Contractual	Final	Amount
	December 31,		Interest	Stated	Available
Debt Obligation	2012	2011	Rate	Maturity	for Draws
2010 Credit agreement (A)
Revolving debt (B)	$—	$—	LIBOR + 4.00%(C)	Oct-13	$57,094
Term loan	—	261,250	N/A	Repaid	N/A
Total	$—	$261,250			$57,094

(A)       Collateralized by substantially all of Fortress Operating Group’s assets including Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein.

(B)       The $60.0 million revolving credit facility under the 2010 Credit Agreement included a $25.0 million letter of credit subfacility of which $2.9 million was utilized.

(C)       With a minimum LIBOR rate of 1.75% and subject to unused commitment fees of 0.625% per annum.

During the three year period ended December 31, 2012, Fortress modified or refinanced its credit facilities. Rates on Fortress’s prior credit facilities were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees and Expenses Paid
Mar 2009-Sep 2010	LIBOR+2.50%	0.500%	$4.2 million
Oct 2010-Dec 2012	LIBOR+4.00%	0.625%	$5.1 million

In connection with the repayments of prior credit facilities, deferred loan costs of $0.6 million and $4.0 million were written off to interest expense in April 2012 and October 2010, respectively.

In February 2013, Fortress terminated its existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility with a $15.0 million letter of credit subfacility (Note 12).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Covenants

The events of default under the 2010 Credit Agreement were typical of such agreements and included payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, change of control, and adverse events (as defined in the 2010 Credit Agreement) with respect to Fortress’s material funds.

The 2010 Credit Agreement included customary covenants. Fortress was in compliance with all of these covenants as of December 31, 2012. Among other things, Fortress was prohibited from incurring additional unsubordinated indebtedness or further encumbering its assets, subject to certain exceptions. In addition, Fortress Operating Group must not:

•                  Permit AUM (as defined as Management Fee Earning Assets in the 2010 Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•                  Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to EBITDA, each such term as defined in the 2010 Credit Agreement) to be greater than 2.75 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date;

•                  Permit the Minimum Investment Assets Ratio (a measure of investments compared to outstanding debt, as defined in the 2010 Credit Agreement), as of the end of any fiscal quarter, to be less than 2.00 to 1.0 through December 31, 2012 or less than 2.25 to 1.0 thereafter; or

•                  Permit the Consolidated Fixed Charge Coverage Ratio (a measure of EBITDA after permitted tax distributions compared to required debt payments, or fixed changes, as defined in the 2010 Credit Agreement) to be: (i) if Net Funded Indebtedness (a measure of outstanding debt, as defined in the 2010 Credit Agreement) is greater than $300.0 million, less than or equal to 2.25 to 1.0, (ii) if Net Funded Indebtedness is greater than $250.0 million but less than or equal to $300.0 million, less than or equal to 2.00 to 1.0 or (iii) if Net Funded Indebtedness is less than $250.0 million, less than or equal to 1.75 to 1.0, as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements under the 2010 Credit Agreement as of December 31, 2012.

	(dollars in millions)
	Requirement	Actual	Notes
AUM, as defined	> $25,000	$39,569	(A)
Consolidated Leverage Ratio	< 2.75	0.36	(B)
Minimum Investment Assets Ratio	> 2.00	7.73	(C)
Consolidated Fixed Charge Coverage Ratio	> 1.75	12.37	(B)

(A)       Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets in the 2010 Credit Agreement.

(B)       Impacted by EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

(C)       Impacted by capital investments in funds and the valuation of such funds’ investments.

Furthermore, under the terms of the 2010 Credit Agreement, Fortress was required to provide annual audit opinions with respect to each of its “Material Fortress Funds,” as defined, which do not include an emphasis expressing concern over such respective fund’s ability to continue as a going concern for a period of one year (commonly referred to as a “going concern opinion”). As of now, Fortress has not yet received the audit opinions for all of its material funds for the fiscal year ended December 31, 2012. However, Fortress does not anticipate that it will receive a going concern opinion for any of its material funds.

Promissory Note

In connection with the purchase of certain equity instruments from a former Principal (Note 9) for an aggregate of $179.5 million, Fortress issued a $149.5 million promissory note to the Principal, which bears interest at 5% and matures based on the following schedule: $40.0 million in March 2013, $20.0 million in June 2013, $30.0 million in September 2013 and $59.5 million in February 2014. Simultaneously, Fortress entered into a waiver and an amendment of the 2010 Credit Agreement which, among other things, changes the definition of the Consolidated Fixed Charge Coverage Ratio to exclude payments related to the purchase and promissory note.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $371.1 million to FIG Corp. pursuant to a demand note. As of December 31, 2012, the outstanding balance was approximately $285.0 million, including unpaid interest. In addition, as of December 31, 2012, the Registrant owed Fortress Operating Group $16.6 million, which has subsequently been repaid. This intercompany debt is eliminated in consolidation.

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

In years prior to 2012, Fortress recorded, for financial reporting purposes, compensation expense arising from the Principals’ forfeiture agreement (Note 8), which expired in December 2011.   However, this compensation expense was not deductible for income tax purposes.

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

Based on the value of the RSUs and RPUs which vested during the years ended December 31, 2012, 2011 and 2010, Fortress has estimated tax shortfalls of $32.1 million, $26.9 million and $18.5 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current
Federal income tax expense (benefit)	$(223)	$(1,880)	$4,011
Foreign income tax expense (benefit)	9,550	12,577	5,535
State and local income tax expense (benefit)	639	716	2,270
	9,966	11,413	11,816
Deferred
Federal income tax expense (benefit) (A)	27,559	15,070	(12,559)
Foreign income tax expense (benefit)	1,718	(1,068)	165
State and local income tax expense (benefit) (A)	165	10,620	55,509
	29,442	24,622	43,115
Total expense (benefit)	$39,408	$36,035	$54,931

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

For the years ending December 31, 2012, 2011 and 2010, deferred income tax (provisions) benefits of $0.2 million, $0.3 million and $0.7 million were credited (debited) to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $0.6 million, $0.7 million and $0.3 million were credited to paid-in capital in

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

Fortress established deferred tax assets in connection with its initial public offering and related transactions in 2007, as well as in connection with its public offering of shares in 2009. These transactions resulted in increases of the tax basis of the assets owned by Fortress Operating Group.  Fortress established these deferred tax assets for the expected tax benefits associated with the difference between the financial reporting basis of net assets and the tax basis of net assets. The establishment of the deferred tax assets increased additional paid in capital. These deferred tax assets reflect the tax impact of payments expected to be made under the tax receivable agreement (described below), which further increase Fortress’s deferred tax benefits and the estimated payments due under the tax receivable agreement.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during 2012, 2011 and 2010 through (i) the exchanges by the Principals and one senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9), (ii) the delivery of vested RSUs and RPUs (Note 8), and (iii) the repurchase of Fortress Operating Group units and Class B shares from a former Principal (Note 9). As a result of this increased ownership, the deferred tax asset was increased by $16.0 million, $5.7 million and $16.0 million with offsetting increases of $0.8 million, $1.1 million and $6.2 million to the valuation allowance (described below), in 2012, 2011 and 2010, respectively. In addition, the deferred tax asset was increased by $11.7 million, $5.6 million and $8.2 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with offsetting increases in the valuation allowance of $1.0 million, $1.1 million and $0.6 million, while the liability for the tax receivable agreement was increased by less than $0.1 million, $0.0 million and $5.7 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2012, 2011 and 2010 respectively. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of  the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s federal taxable income for historical periods (2012 is estimated) before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2008	$48.0
2009	$24.8
2010	$77.6
2011	$53.5
2012: Estimated	$68.1
2013 - 2015: Average Required	$63.1
2016 - 2021: Average Required	$82.3

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

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

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2012	2011
Deferred tax assets
Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$259,038	$277,121
Other assets	28,156	32,941
Principals’ (and one senior employee’s) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	23,688	15,314
Other assets	1,034	1,920
Public offering basis difference	15,007	14,941
Compensation and benefits	55,508	58,506
Options in affiliates	7,172	6,019
Partnership basis differences	74,856	67,922
Other	20,701	17,357
Total deferred tax assets	485,160	492,041
Valuation allowance	(83,025)	(91,845)
Net deferred tax assets	$402,135	$400,196
Deferred tax liabilities (A)
Total deferred tax liabilities	$5,815	$199

(A)       Included in Other Liabilities

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2010	$96,211
Change due to FIG Corp ownership increase	2,200
Net decreases (A)	(6,566)
Valuation Allowance at December 31, 2011	$91,845
Change due to FIG Corp ownership increase	1,798
Net decreases (A)	(10,618)
Valuation Allowance at December 31, 2012	$83,025

(A) Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

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

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35.00%	(35.00)%	(35.00)%
(Income) loss passed through to stockholders	(25.66)%	(3.60)%	(10.07)%
Compensation (A)	0.00%	35.43%	51.20%
State and local income taxes	3.52%	2.63%	3.93%
Tax receivable agreement liability adjustment	2.64%	(0.27)%	(3.36)%
Foreign taxes	7.03%	2.25%	1.12%
Deferred tax asset write-off	24.29%	5.98%	6.79%
Valuation allowance	(9.02)%	(1.66)%	(3.43)%
Change in deferred tax asset primarily resulting from the formation of a broker-dealer subsidiary	(2.06)%	0.25%	14.77%
Other	(2.26)%	3.10%	(2.04)%
Effective income tax rate	33.48%	9.11%	23.91%

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

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions  that occurred prior to Fortress’s initial public offering, and related tax effects, a $393.0 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on the transactions described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2011, 2010 and 2009, $16.5 million (paid in 2012), $17.5 million (paid in 2012) and $13.5 million (paid in 2011) was paid to the Principals under the tax receivable agreement, respectively. For the tax year ended December 31, 2012, the payment which is expected to become due pursuant to the tax receivable agreement is approximately $23.3 million, subject to the finalization of Fortress’s tax return. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

7.     RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from Affiliates was comprised of the following:

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2012
Management fees and incentive income (A)	$31,909	$4,726	$40,929	$122,902	$26,937	$—	$227,403
Expense reimbursements (A)	1,338	3,651	5,376	3,621	10,405	—	24,391
Expense reimbursements - FCF (B)	14,557	—	—	—	—	—	14,557
Dividends and distributions	—	228	—	—	—	—	228
Other	1,584	654	—	—	650	11,090	13,978
Total	$49,388	$9,259	$46,305	$126,523	$37,992	$11,090	$280,557

	Private Equity		Liquid	Credit Funds
	Funds	Castles	Hedge Funds	Hedge Funds	PE Funds	Other	Total
December 31, 2011
Management fees and incentive income (A)	$95,267	$4,013	$696	$88,794	$15,901	$—	$204,671
Expense reimbursements (A)	9,065	2,174	5,200	5,337	6,315	—	28,091
Expense reimbursements - FCF (B)	58,146	—	—	—	—	—	58,146
Dividends and distributions	—	154	—	—	—	—	154
Other	518	669	—	—	1,483	4,957	7,627
Total	$162,996	$7,010	$5,896	$94,131	$23,699	$4,957	$298,689

(A)       Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $5.8 million at December 31, 2012, respectively, and of $12.1 million and $5.1 million as of December 31, 2011, respectively. Allowances are recorded as General and Administrative expenses.

(B)       Represents expense reimbursements due to FCF, a consolidated VIE (Note 4).

As of December 31, 2012, amounts due from Fortress Funds recorded in Due from Affiliates included $31.5 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $17.3 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectable. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

Due to affiliates was comprised of the following:

	December 31, 2012	December 31, 2011

Principals - tax receivable agreement - Note 6	$253,787	$279,039
Principals - Principal Performance Payments - Note 8	25,573	—
Distributions payable on Fortress Operating Group units	31,997	29,423
Other	6,450	8,046
General partner liability - Note 10	39,600	37,650
	$357,407	$354,158

Other Related Party Transactions

For the years ended December 31, 2012, 2011 and 2010, Other Revenues included approximately $2.5 million, $2.3 million and $6.0 million, respectively, of revenues from affiliates, primarily interest and dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Historically, expenses borne by these Fortress Funds under these agreements were

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

generally paid directly by those entities (i.e. they were generally not paid by Fortress and reimbursed).  In 2011, Fortress began paying these costs directly and recharging the related Fortress Funds. For 2010, these expenses approximated $8.8 million.

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

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2012, 2011 and 2010 Fortress waived $3.8 million, $3.2 million and $1.9 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds.  In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.1 million and $0.1 million during 2012, 2011 and 2010, respectively.

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

From time to time, Fortress makes advances to senior employees (who are not officers). These advances may be due on a certain date, at termination or upon the maturity of a Fortress Fund (generally when the advances are to finance employee fund investments). Outstanding advances can be summarized as follows:

	December 31,
	2012	2011
Amount outstanding	$5.8 million	$2.5 million
Range of interest rates	LIBOR +4% to LIBOR + 4.25%	LIBOR +3% to LIBOR + 4.25%

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

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.2 million, $0.3 million and $0.4 million in 2012, 2011 and 2010, respectively.

In March 2012, as a result of the repeal of the exemption from registration under the Investment Advisers Act of 1940 for family offices, Fortress hired the personnel of the Principals’ family offices and entered into investment management agreements with the family offices.  Pursuant to these agreements, these individuals work solely on the Principals’ personal financial matters, and the Principals reimburse Fortress for their compensation expense attributable to them.  The total amount of such expenses was $2.7 million in 2012.

Two of the Principals own or lease aircraft that Fortress charters from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the funds, depending on the purposes of the trip, pay market rates for the charters. The operators remit a portion of these amounts to the Principals.  With respect to one of the Principals, these amounts totaled $2.2 million, $1.9 million and $2.0 million in 2012, 2011 and 2010, respectively.  With respect to the other Principal, these amounts totaled $0.3 million in 2012, which was the first year in which this arrangement was in place for this Principal. Subsequent to year end, this Principal ended his lease arrangement.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

In January 2012, Fortress subleased an aircraft from one of its Principals for approximately two months, primarily to ensure compliance with regulations of the Federal Aviation Administration. During the term of the lease, Fortress used the aircraft for business purposes. The amount due to the Principal for the sublease was $0.1 million.

In May 2009, in connection with the launch of a new Fortress Fund in Asia, Fortress entered into an agreement under which Nomura acted as a placement agent and assisted the fund in raising investor capital. Nomura raised a total of $350.4 million in 2009 and $30.8 million in 2010 in committed capital for the fund and receives, from Fortress, a fee equal to 1.0% of all such capital. In 2010, in connection with the launch of an additional Fortress Fund in Asia, Nomura acted as the placement agent and assisted the fund in raising investor capital. Nomura raised a total of $146.7 million in committed capital for the fund in 2010 and a total of $118.3 million in 2011. In December 2011 and during 2012, Nomura also assisted in raising $234.0 million and $235.0 million, respectively, of committed capital in connection with the launch of a new Fortress Fund in Asia, and receives from Fortress a fee equal to 1-1.5% of all such capital.

In April 2010, Fortress entered into a software sublicensing agreement on an “as is” basis with a subsidiary of several Fortress Funds. The software is designed to facilitate cash management, legal entity management and data reconciliation.  Fortress paid a one-time licensing fee of $0.2 million.  The license is perpetual and irrevocable and for the non-exclusive use of Fortress’s affiliates.

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

This balance sheet caption was comprised of the following:

	December 31,
	2012	2011
Fortress Operating Group units held by the Princpals and one senior employee	$530,739	$507,031
Employee interests in majority owned and controlled fund advisor and general
partner entities	57,411	66,087
Other	2,029	1,843
Total	$590,179	$574,961

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2012	2011
Fortress Operating Group equity (Note 13)	$1,058,886	$889,642
Less: Others’ interests in equity of consolidated subsidiaries (Note 13)	(59,440)	(67,930)
Total Fortress’ shareholders’ equity in Fortress Operating Group	$999,446	$821,712
Fortress Operating Group units outstanding (A)	249,534,372	305,857,751
Class A shares outstanding (C)	220,369,026	189,824,053
Total	469,903,398	495,681,804
Fortress Operating Group as a percent of total (B)	53.1%	61.7%
Equity of Fortress Operating Group units held by Principals and one senior employee	$530,739	$507,031

(A)       Held by the Principals and one senior employee; exclusive of Class A shares.

(B)      As a result, the Registrant owned 46.9% and 38.3% of Fortress Operating Group as of December 31, 2012 and 2011, respectively.

(C)       As of December 31, 2012, this includes the 2,082,684 treasury shares held by Fortress Operating Group (Note 9).

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2012	2011	2010
Fortress Operating Group units held by the Princpals and one senior employee	$132,950	$(691,006)	$(507,376)
Employee interests in majority owned and controlled fund advisor and general partner entities	7,402	5,208	10,030
Other	186	(23)	264
Total	$140,538	$(685,821)	$(497,082)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Fortress	$78,284	$(431,515)	$(284,611)
Transfers (to) from the Principals’ and Others’ Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	22,166	3,845	7,188
Increase in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units from one Principal	44,242	—	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	14,769	13,244	10,886
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others’ Interests	$159,461	$(414,426)	$(266,537)

8.     EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Equity-based compensation, per below	$213,274	$232,889	$215,053
Profit-sharing expense, per below	154,658	116,464	167,845
Discretionary bonuses	197,677	184,651	175,623
Other payroll, taxes and benefits	184,750	172,056	162,191
	$750,359	$706,060	$720,712

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 173,419,234 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2012. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

		Service	Entitled to		December 31, 2012
	Type of	Conditions	Dividends		Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	6,438,498
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	15,058,904
	RSUs	No	Yes	Fair value at grant date discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	98,571
	RSUs	No	No	Fair value at grant date discounted for the non-entitlement to dividends and further discounted for post-vesting restrictions (delayed delivery of shares), expensed at grant date.	158,571
	LTIP (C)	Yes (C)	(C)	Fair value at grant date, based on a valuation model, expensed over service period.	—
	STIP (D)	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	—
	RPUs	Yes (E)	Yes (E)	Fair value at grant date expensed over service period.	10,333,334
Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	828,211
Non- Employees (employees of affiliates and former employee)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	793,682
Former employee	RSUs	Yes	Yes	Fair value at grant date fully expensed prior to termination.	452,724

(A) Generally, employee awards made at the time of the initial public offering vested 25% at the end of each of the third through sixth years of service (with a final vesting in January 2013). Subsequent employee awards made through December 31, 2011 generally vest over 2.5 years, 33 1/3% at each of three annual dates. Employee awards made during 2012 generally vest over 3 years, 50% each in years two and three. Director awards generally vest 33 1/3% after each of Fortress’s next three annual meetings. Certain employees have different vesting schedules. Vesting of awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

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

(D)       Represents the grant of 2.9 million FOG units by one of Fortress’s Principals to a senior employee in 2011 which vested and was settled in 2012.

(E)  Represents FOG restricted partnership units (“RPUs”) granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January 1, 2008. The RPUs vest into full capital interests in newly issued FOG units. One third of the RPUs vested in each of January 2011, January 2012, and January 2013.

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic forfeiture and turnover rates within Fortress, adjusted for the expected effects of the grants on turnover the actual price of Fortress’s shares, the economic environment and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date. These reviews resulted in changes in estimated forfeiture factors in 2012 and 2010, but not in 2011, which caused increases in equity-based compensation expense of $7.7 million and $14.4 million, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The estimated forfeiture factors which Fortress has used as of the year-end reporting dates were as follows:

	December 31,
	2012	2011	2010
Dividend-paying awards granted prior to 2010	27%	36%	36%
Non-dividend-paying awards granted prior to 2010	39%	48%	48%
Dividend-paying awards granted in 2010 and 2011	21%	48%	48%
Non-dividend-paying awards granted in 2010 and 2011	12%	26%	27%
Non-dividend-paying awards granted in 2012	20%	N/A	N/A

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since Fortress does not have sufficient historical share performance to use its own historical volatility, adjusted for management’s judgment regarding expected volatility. Since Fortress’s initial public offering in 2007, its actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management’s judgment concerning volatility is changed, Fortress would adjust the volatility assumption used. No material awards requiring a volatility assumption for valuation were issued during 2012, 2011 or 2010. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. Treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on Fortress’s actual dividend rate at the time of the award; the dividend growth rate used with respect to certain awards was based on management’s judgment and expectations.

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

	Range of Assumptions
	2012	2011	2010
Initial dividend rate	6.00%	6.00%	0.00%
Dividend growth rate	0.00%	0.00%	0.00%
Risk-free discount rate	0.13%	0.06%	N/A

The discount related to RSUs with no service conditions which are subject to the delayed delivery of Class A shares, which occurs in periods subsequent to the grant date, was based on the estimated value of a put option on such shares over the delayed delivery period since essentially this would be the value of owning, and being able to trade, those shares during the delayed delivery period rather than having to wait for delivery. This estimated value was in turn derived from a binomial option pricing model based on the following assumptions: volatility (35.00%), term (equal to delayed delivery period), dividend rate (based on grant date) and risk-free discount rate (based on grant date and term). No such RSUs were granted in 2012, 2011 or 2010.

Each of these elements, particularly the forfeiture factor and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

When Fortress records equity-based compensation expense, including that related to the Principals Agreement (as described below), it records a corresponding increase in capital. When Fortress delivers Class A shares as a result of the vesting of equity-based compensation, to the extent that it pays withholding taxes in cash (rather than through the sale of employee shares upon delivery) it will record a decrease in capital related to these payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2009	44,941,811	$14.59	6,689,054	$13.42	216,367	$9.58	31,000,000	$13.75
2010
Issued	13,052,101	4.25	1,004,551	4.70	210,302	3.50	—	—
Converted to Class A shares	(15,029,016)	13.68	(938,390)	13.40	—	—	—	—
Transfers	5,345,717	12.50	(5,345,717)	12.50	—	—	—	—
Forteited	(4,021,027)	14.22	(212,555)	8.42	—	—	—	—

Outstanding at December 31, 2010	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75

2011
Issued	6,628,670	5.42	—	—	143,624	5.23	—	—
Converted to Class A shares	(15,019,873)	11.52	(389,677)	11.13	—	—	(4,749,434)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(1,227,919)	11.62	(20,220)	2.58	—	—	—	—

Outstanding at December 31, 2011	34,670,464	$10.49	787,046	$11.33	570,293	$6.24	20,666,667	$13.75

2012
Issued	6,821,847	2.96	—	—	257,918	3.18	—	—
Transfers	(1,794,043)	3.09	1,794,043	3.09	—	—	—	—
Converted to Class A shares	(13,496,889)	11.60	(1,293,693)	5.62	—	—	(4,340,000)	13.75
Converted to Class B Shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,446,835)	3.68	(40,990)	8.03	—	—	—	—

Outstanding at December 31, 2012 (B)	21,754,544	$9.44	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75

	Year Ended December 31,
	2012	2011	2010
Expense incurred (B)
Employee RSUs	$116,339	$125,642	$106,929
Non-Employee RSUs	734	432	2,661
Principal Performance Payments (C)	5,422	—	—
Restricted Shares (D)	24	365	488
LTIP	—	—	14,468
STIP	—	15,943	—
RPUs	90,755	90,507	90,507

Total equity-based compensation expense	$213,274	$232,889	$215,053

(A)       Represents the weighted average grant date estimated fair value per share or unit. The weighted average estimated fair value per unit as of December 31, 2012 for awards granted to non-employees was $4.39, which is equal to the closing trading price per share of Fortress’s Class A shares on such date.

(B)       In future periods, Fortress will further recognize compensation expense on its non-vested equity-based awards outstanding as of December 31, 2012 of $35.2 million, with a weighted average recognition period of 2.3 years. This does not include contingent amounts or amounts related to the Principals Agreement (see below).

(C)       Described below. A total of approximately 2.9 million RSUs will be awarded as Principal Performance Payments based on 2012 results.

(D)       Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.8 million, $1.1 million and $0.3 million during 2012, 2011 and 2010, respectively) and therefore are not included above.

The equity-based compensation resulted in $13.9 million, $19.5 million and $10.1 million of recognized current tax benefit for the years ended December 31, 2012, 2011 and 2010, respectively.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provided that, in the event a Principal voluntarily terminated his employment with Fortress Operating Group for any reason, a portion of the equity interests held by that Principal as of the completion of Fortress’s initial public offering would be forfeited to the Principals who were then employed by Fortress Operating Group. Although Fortress was not a party to this agreement, as a result of the service requirement, the fair value (measured at the date of the initial public offering) of Fortress Operating Group units subject to the risk of forfeiture of $4,763.0 million was charged to compensation expense over the service period, including $1,051.2 million and $952.1 million during the years ended December 31, 2011 and 2010, respectively.

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

In order to align the termination of the Principals Agreement with the effective date of their new employment agreements, the Principals agreed to amend the expiration date of the Principals Agreement to December 31, 2011. As a result, all of the remaining expense related to this agreement, including $99.1 million that would otherwise have been recognized in 2012, was recorded as Principals Agreement Compensation in the Statement of Operations in 2011.

The accrual for the Principal Performance Payments was comprised of the following:

	Year Ended December 31, 2012
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$1,060	$1,060
Liquid hedge fund business	1,577	5,031	6,608
Credit business	3,845	14,060	17,905
Total	$5,422	$20,151	$25,573

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

During 2012, Fortress granted partial rights in 3.2 million of the options it holds in Newcastle (Note 3) to certain of its employees. The value of these rights of $8.1 million was recorded as accrued profit sharing compensation expense at that time. The related liability is marked to fair value until such time as the rights are exercised or expire.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Private equity funds	$966	$1,032	$14,824
Castles	10,134	—	—
Liquid hedge funds	21,350	20,676	24,114
Credit hedge funds	65,298	38,545	45,552
Credit PE funds	36,759	56,211	83,355
Principal Performance Payments (A)	20,151	—	—
Total	$154,658	$116,464	$167,845

(A)   Relates to all applicable segments.

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $3.9 million to the 401(K) Plan in 2013 related to employee contributions made in 2012. Similarly, Fortress contributed $3.8 million and $3.2 million related to employee contributions in 2011 and 2010, respectively.

9.              EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress’s potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress’s subsidiary, Fortress Operating Group, that are owned by the Principals (and one senior employee) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by GAAP to each of its outstanding equity instruments as shown below.

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2010
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	160,821,736	160,821,736
Fully vested restricted Class A share units with dividend equivalent rights	4,450,465	4,450,465
Fully vested restricted Class A shares	174,203	174,203
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	302,123,167
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	––	––
Total weighted average shares outstanding	165,446,404	467,569,571
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(284,611)	$(284,611)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(11,610)	(11,610)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(560,959)
Net income (loss) available to Class A shareholders	$(296,221)	$(857,180)
Weighted average shares outstanding	165,446,404	467,569,571
Basic and diluted net income (loss) per Class A share	$(1.79)	$(1.83)

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

	Year Ended December 31, 2011
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	182,099,508	182,099,508
Fully vested restricted Class A share units with dividend equivalent rights	4,082,385	4,082,385
Fully vested restricted Class A shares	480,777	480,777
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	306,729,565
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	––	––
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	––	––
Total weighted average shares outstanding	186,662,670	493,392,235

Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(431,515)	$(431,515)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(4,898)	(4,898)
Dividend equivalents declared on non-vested restricted Class A shares and restricted Class A share units	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(727,634)
Net income (loss) available to Class A shareholders	$(436,413)	$(1,164,047)
Weighted average shares outstanding	186,662,670	493,392,235
Basic and diluted net income (loss) per Class A share	$(2.34)	$(2.36)

	Year Ended December 31, 2012
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	210,467,733	210,467,733
Fully vested restricted Class A share units with dividend equivalent rights	3,194,380	3,194,380
Fully vested restricted Class A shares	737,309	737,309
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	302,044,370
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,697,705
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	6,758,635
Total weighted average shares outstanding	214,399,422	524,900,132
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$78,284	$78,284
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(14,240)	(14,240)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(1,063)	(1,063)
Add back Principals’ and others’ interests in income of Fortress Operating Group, net of assumed corporate income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	79,687
Net income (loss) available to Class A shareholders	$62,981	$142,668
Weighted average shares outstanding	214,399,422	524,900,132
Basic and diluted net income (loss) per Class A share	$0.29	$0.27

(1)         The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis (fully vested RPUs would first have to be exchanged for Fortress Operating Group units and Class B shares). These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method, which includes the income tax effects of non-discretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units and fully vested RPUs. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive.

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

DECEMBER 31, 2012

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

Period	Share Units
Year Ended December 31, 2012	18,419,024

Year Ended December 31, 2011	23,439,170

Year Ended December 31, 2010	26,436,872

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

The Principals and one senior employee exchanged an aggregate of 17,467,232, 4,749,434, and 7,500,000 Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2012, 2011 and 2010, respectively.

In 2012, Fortress paid $7.8 million of statutory withholding tax on behalf of employees and, therefore, issued only 3.7 million Class A shares in satisfaction of 5.6 million RSUs. This payment was treated as a financing activity on the statements of cash flows since it had the same accounting effect as if Class A shares were repurchased.

On December 21, 2012, one of the Principals retired and Fortress agreed to purchase all of his 2,082,684 Class A shares and his 49,189,480 Fortress Operating Group units at $3.50 per share, or an aggregate of $179.5 million. In connection with this purchase, Fortress paid $30.0 million of cash and issued a $149.5 million promissory note to the former Principal (Note 5). The 2,082,684 Class A shares are being held as treasury shares within Fortress Operating Group.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2012	2011	2010	2012	2011
Class A shares (public shareholders)	210,467,733	182,099,508	160,821,736	217,458,131	189,253,760
Restricted Class A shares (directors)	749,007	522,365	339,533	828,211	570,293
Restricted Class A share units (employees) (A)	3,194,380	4,082,385	4,450,465	555,646	691,808
Restricted Class A share units (employees) (B)	6,609,155	13,994,757	19,695,924	6,434,147	13,667,930
Fortress Operating Group units (Principals and one senior employee)	299,559,853	304,832,761	302,123,167	249,534,372	305,857,751
Fortress Operating Group RPUs (senior employee)	12,817,851	22,563,471	31,000,000	10,333,334	20,666,667
Total	533,397,979	528,095,247	518,430,825	485,143,841	530,708,209

(A)       Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)       Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Dividends and distributions are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2012:
Dividends on Class A Shares	$—	$42,378	$—	$42,378
Dividend equivalents on restricted Class A share units (A)	—	1,795	—	1,795
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	27,561	15,895	30,725	46,620
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,862	540	1,272	1,812
Total distributions	$29,423	$60,608	$31,997	$92,605

2011:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	17,274	27,561	44,835
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	4,014	1,279	1,862	3,141
Total distributions	$42,900	$18,553	$29,423	$47,976

2010:
Dividends on Class A Shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	9,442	41,582	38,886	80,468
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	951	4,221	4,014	8,235
Total distributions	$10,393	$45,803	$42,900	$88,703

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

Fortress’s board of directors approved a revised dividend policy under which it reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividends related to the fourth quarter of 2011 and each of the first three quarters of 2012 were $0.05 per share. The dividend related to the fourth quarter of 2012, declared on February 26, 2013, was $0.06 per share. This dividend will be paid on March 15, 2013 to holders of record of Class A shares on March 12, 2013. The aggregate amount of this dividend payment is approximately $13.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.5 million were declared to holders of restricted Class A share units that are entitled to dividends.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In March 2011, one private equity fund was in a negative net equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amounts of negative equity recorded at December 31, 2012 and 2011 were $39.6 million and $37.6 million, respectively.

Litigation – Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2012, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

Private Equity Fund and Credit PE Fund Capital Commitments – Fortress has remaining capital commitments, which aggregated $155.5 million at December 31, 2012, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

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

Debt Covenants – Fortress’s debt agreements contain various customary loan covenants (Note 5). Fortress was in compliance with all of its existing credit agreement covenants as of December 31, 2012.

Minimum Future Rentals – Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The following is a summary of major lease terms:

	New York	Other
	Leases	Leases

Lease end date	Dec-2016	Various dates through Jan-2019
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	5 - 12 months	1 - 16.5 months
Leasehold improvement incentives	$ 2,419	$ 2,239
Renewal periods	5 - year option on one lease and remainder have none	Various, up to 5 years (some have none)

Minimum future rental payments (excluding expense escalations) under these leases is as follows:

Year Ending December 31,
2013	$24,511
2014	23,238
2015	20,870
2016	19,371
2017	2,414
Thereafter	215
Total	$90,619

Rent expense, including operating expense escalations, during the years ended December 31, 2012, 2011 and 2010 was $24.4 million, $27.2 million, and $22.8 million, respectively, and was included in General, Administrative and Other Expense.

In September 2012, Fortress sublet a portion of its office space at a loss. In connection with this, Fortress recorded lease related charges of $3.3 million to General, Administrative, and Other expense.

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

Management assesses Fortress’s segments on a Fortress Operating Group and pre-tax basis and therefore adds back the interests in consolidated subsidiaries related to Fortress Operating Group units (primarily held by the Principals) and income tax expense.

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

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress’s Class A shareholders adjusted as follows:

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

Incentive Income

(xi)                  a.              for Fortress Funds which are private equity funds and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress’s chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.          for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from   these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

Other Income

(xii)               with respect to income from certain principal investments and certain other interests that cannot be readily transferred or redeemed:

d.          for equity method investments in the private equity funds and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

e.           subtracting gains (or adding losses) on stock options held in the Castles,

f.            subtracting unrealized gains (or adding unrealized losses) on direct investments in publicly traded portfolio companies and in the Castles,

(xiii)            adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(xiv)           adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(xv)              adding back equity-based compensation expense (including Castle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the LTIP and STIP),

(xvi)           adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(xvii)        adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(xviii)     adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals, which expired in December 2011 (Note 8),

(xix)           adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(xx)              adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

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

DECEMBER 31, 2012

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

In January 2012, Fortress changed the method it uses to allocate expenses between its operating segments in order to match the method used in computing Principal Performance Payments (Note 7) under its new employment agreements with the Principals. Prior period segment results have not been restated for comparability since it is impractical to do so. The change in expense allocation methodology has no effect on aggregate segment expenses or distributable earnings. The primary impact of applying the current expense allocation methodology to the years ended December 31, 2011 and 2010 would be a shift of approximately $64.1 million and $57.1 million, respectively, of expenses from the Credit Hedge Funds segment to the Credit PE Funds segment.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

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

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of December 31, 2012:

			Prior Year-End	Current	Current
	Net	Periods	Inception-to-Date	Year-to-Date	Year-to-Date	Inception-to-Date
	Intrinsic	in Intrinsic	Net DE	Gross DE	Net DE	Net DE
Fund (A)	Clawback (B)	Clawback	Reserve	Reserve	Reserve	Reserve	Notes
Fund II	$2,417	17 Quarters	$11,435	$(8,380)	$(5,365)	$6,070	(C)
Fund III	45,108	20 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	22 Quarters	10,041	—	—	10,041	(D)
Total	$57,566		$66,584	$(8,380)	$(5,365)	$61,219

(A)       Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the   CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, FCO Managed Account #1, Real Estate Opportunities Fund, Net Lease Fund I and Japan Opportunity Fund.

(B)       See Note 3.

(C)       During 2012, the CODM determined it was appropriate to reverse $5.4 million of the clawback reserve. The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $4.9 million immediately prior to December 31, 2012.

(D)       The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the years ended December 31, 2012, 2011 and 2010, Fortress recorded $1.3 million, $3.6 million and $5.1 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes.  As of December 31, 2012, Fortress had $2.5 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2012, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $471.9 million, representing unrealized gains.

During the years ended December 31, 2012, 2011 and 2010, Fortress recorded ($5.4) million, $2.9 million and $0.0 million, respectively, of net clawback reserves for DE purposes, including (reversals) of prior reserves.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2012 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $2.5 million.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

Embedded Incentive Income

In addition to the $614.5 million of gross undistributed incentive income. (Note 3), $527.4 million net, if Fortress had exercised all of its in-the-money Newcastle options (Note 4) and sold all of the resulting shares at their December 31, 2012 closing price, it would have recorded $29.2 million of gross additional distributable earnings, or $20.7 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal			Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated		Subtotal
December 31, 2012 and the Year then Ended
Segment revenues
Management fees	$119,492	$56,255	$77,531	$101,194	$98,393	$26,796	$—	$—		$479,661
Incentive income	10,993	242	67,645	130,305	68,568	—	—	—		277,753
Segment revenues - total	$130,485	$56,497	$145,176	$231,499	$166,961	$26,796	$—	$—		$757,414
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$85,389	$29,869	$50,316	$105,999	$34,599	$(9,793)	$—	$576		$296,955

Fund management distributable earnings (loss)	$85,389	$28,809	$45,284	$92,523	$34,015	$(9,793)	$—	$576		$276,803

Pre-tax distributable earnings (loss)	$85,389	$28,809	$45,284	$92,523	$34,015	$(9,793)	$708	$576		$277,511

Total segment assets	$48,594	$8,661	$73,588	$127,156	$37,462	$32,207	$1,349,433	$500,326	(A)	$2,177,427

(A)    Unallocated assets include deferred tax assets of $402.1 million.

December 31, 2011 and the Year then Ended
Segment revenues
Management fees	$131,898	$53,357	$108,873	$121,835	$73,273	$20,050	$—	$—	$509,286
Incentive income	(1,748)	—	3,787	78,460	117,598	—	—	—	198,097
Segment revenues - total	$130,150	$53,357	$112,660	$200,295	$190,871	$20,050	$—	$—	$707,383
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$—	$430	$252,899

Fund management distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$—	$430	$252,899

Pre-tax distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$(10,681)	$430	$242,218

Total segment assets	$162,011	$6,185	$6,710	$93,681	$25,358	$28,442	$1,411,193	$502,754	$2,236,334

Year Ended December 31, 2010
Segment revenues
Management fees	$138,038	$48,135	$98,671	$124,180	$48,421	$13,315	$—	$—	$470,760
Incentive income	41,649	—	67,159	102,712	157,646	—	—	—	369,166
Segment revenues - total	$179,687	$48,135	$165,830	$226,892	$206,067	$13,315	$—	$—	$839,926
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$126,869	$18,012	$63,647	$72,255	$95,813	$(14,910)	$—	$(3,685)	$358,001

Fund management distributable earnings (loss)	$126,869	$18,012	$63,647	$72,255	$95,813	$(14,910)	$—	$(3,685)	$358,001

Pre-tax distributable earnings (loss)	$126,869	$18,012	$63,647	$72,255	$95,813	$(14,910)	$14,194	$(3,685)	$372,195

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2012	2011	2010
Fund management distributable earnings	$276,803	$252,899	$358,001
Investment income (loss)	16,211	7,668	33,840
Interest expense	(15,503)	(18,349)	(19,646)
Pre-tax distributable earnings	277,511	242,218	372,195

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	$(68,568)	$(117,598)	$(193,858)
Incentive income received from third parties, subject to contingent repayment	(3,023)	(3,229)	(2,790)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	77,993	80,093	161,028
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(2,613)	(2,790)	(5,436)
Incentive income received from the sale of shares related to options	(242)	—	—
Reserve for clawback, gross (see discussion above)	(8,380)	4,538	—
	(4,833)	(38,986)	(41,056)
Adjust other income
Distributions of earnings from equity method investees**	(6,028)	(11,158)	(15,065)
Earnings (losses) from equity method investees**	141,697	34,623	86,874
Gains (losses) on options in equity method investees	6,040	(5,238)	2,401
Gains (losses) on other investments	41,224	(23,015)	804
Impairment of investments (see discussion above)	1,338	3,562	5,089
Adjust income from the receipt of options	21,524	12,615	—
	205,795	11,389	80,103
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(221,975)	(233,681)	(217,766)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	3,015	(1,623)	—
	(218,960)	(235,304)	(217,766)

Adjust mark-to-market of contingent consideration in business combination	—	3,122	878
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(46)	(21,423)	(1,241)
Adjust Principals’ forfeiture agreement expense (expired in 2011)	—	(1,051,197)	(952,077)
Adjust non-controlling interests related to Fortress Operating Group units	(132,950)	691,006	507,376
Adjust tax receivable agreement liability	(8,870)	3,098	22,036
Adjust income taxes	(39,363)	(35,438)	(55,059)
Total adjustments	(199,227)	(673,733)	(656,806)

Net Income (Loss) Attributable to Class A Shareholders	78,284	(431,515)	(284,611)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	140,538	(685,821)	(497,082)
Net Income (Loss) (GAAP)	$218,822	$(1,117,336)	$(781,693)

Total segment assets	$2,177,427	$2,236,334
Adjust equity investments from segment carrying amount	(33,129)	(33,911)
Adjust investments gross of employees’ and others’ portion	39,905	40,927
Adjust goodwill and intangible assets to cost	(22,710)	(22,664)
Total assets (GAAP)	$2,161,493	$2,220,686

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31, (or Year then Ended)
	2012	2011	2010
Segment revenues	$757,414	$707,383	$839,926
Adjust management fees	522	500	(1,821)
Adjust incentive income	(5,153)	(40,877)	(43,978)
Adjust income from the receipt of options	21,524	12,615	—
Adjust other revenues (including expense reimbursements)*	195,562	179,007	156,118
Total revenues (GAAP)	$969,869	$858,628	$950,245

*Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings:

			Liquid	Credit Funds
	Private Equity		Hedge	Hedge		Logan
Year Ended December 31,	Funds	Castles	Funds	Funds	PE Funds	Circle	Unallocated	Total

2012
Depreciation	$1,868	$484	$2,218	$5,996	$386	$329	$3,604	$14,885
Amortization	—	—	—	—	—	46	—	46
Total	$1,868	$484	$2,218	$5,996	$386	$375	$3,604	$14,931

2011
Depreciation	$1,677	$399	$1,724	$4,072	$405	$388	$3,311	$11,976
Amortization (including impairment - Note 3)	—	—	—	—	—	21,423	—	21,423
Total	$1,677	$399	$1,724	$4,072	$405	$21,811	$3,311	$33,399

2010
Depreciation	$1,656	$396	$1,638	$3,057	$902	$342	$3,461	$11,452
Amortization	—	—	—	—	—	1,241	—	1,241
Total	$1,656	$396	$1,638	$3,057	$902	$1,583	$3,461	$12,693

12.       SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2012 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

In January 2013, Fortress granted 4.6 million RSUs to its employees and affiliates valued at an aggregate of $23.4 million on the grant date. These RSUs generally vest over three years. Furthermore, 8.0 million existing RSUs and 10.3 million existing RPUs vested in January 2013 and the related Class A shares and Class B shares, as applicable, will be delivered within six months pursuant to the plan documents. A portion of these Class A shares may be sold to cover withholding tax requirements.

In January 2013, Newcastle issued 57.5 million shares of its common stock in a public offering at a price to the public of $9.35 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 5,750,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $18.0 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term. In connection with this offering, two of the Principals each purchased 106,950 shares of Newcastle at the public offering price.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

In February 2013, Newcastle issued 23.0 million shares of its common stock in a public offering at a price to the underwriters of $10.34 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 2,300,000 shares of Newcastle’s common stock with a strike price of $10.48 per share, which were valued at approximately $8.4 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term. In connection with this offering, two of the Principals each purchased 95,500 shares of Newcastle at a price of $10.48 per share.

In February 2013, Fortress terminated its existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility (the “2013 Credit Agreement”) with a $15.0 million letter of credit subfacility. At closing, $147.1 million was available to be drawn. The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating (based upon our current credit rating the interest rate is equal to LIBOR plus 2.50% per annum), and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating (based upon our current credit rating the commitment fee is 0.40% per annum), as well as other customary fees.  The obligations under the 2013 Credit Agreement mature in February 2016. In connection with the closing of the 2013 Credit Agreement, approximately $2.0 million of fees and expenses were paid. The 2013 Credit Agreement is collateralized by substantially all of Fortress Operating Group’s assets, including its rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress’s senior living property manager. The 2013 Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including restrictions on liens and indebtedness and requirements for minimum AUM (as defined), a maximum leverage ratio (as defined) and a minimum interest coverage ratio (as defined).

Additional subsequent events are described in Notes 5 and 9.

13.       CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the years ended, December 31, 2012, 2011 and 2010.

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

2012

The consolidating balance sheet information as of December 31, 2012 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$104,149	$93	$—	$104,242
Due from affiliates	297,200	176,749	(193,392)	280,557
Investments	1,249,761	468,707	(468,707)	1,249,761
Deferred tax asset	4,374	397,761	—	402,135
Other assets	117,855	6,943	—	124,798
	$1,773,339	$1,050,253	$(662,099)	$2,161,493
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$146,911	$—	$—	$146,911
Due to affiliates	280,370	270,429	(193,392)	357,407
Deferred incentive income	231,846	—	—	231,846
Debt obligations payable	—	149,453	—	149,453
Other liabilities	55,326	3,900	—	59,226
	714,453	423,782	(193,392)	944,843
Commitments and Contingencies
Equity
Paid-in capital	5,678,323	2,119,102	(5,678,323)	2,119,102
Retained earnings (accumulated deficit)	(4,662,960)	(1,486,578)	4,662,960	(1,486,578)
Treasury shares (2,082,684 Class A shares held by subsidiary)	(7,289)	(3,419)	7,289	(3,419)
Accumulated other comprehensive income (loss)	(8,628)	(2,634)	8,628	(2,634)
Total Fortress shareholders’ equity (B)	999,446	626,471	(999,446)	626,471
Principals’ and others’ interests in equity of consolidated subsidiaries	59,440	—	530,739	590,179
Total Equity	1,058,886	626,471	(468,707)	1,216,650
	$1,773,339	$1,050,253	$(662,099)	$2,161,493

(A)       Other than Fortress Operating Group.

(B)       Includes the Principals’ (and one senior employee’s) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$456,090	$—	$—	$456,090
Management fees: non-affiliates	45,617	—	—	45,617
Incentive income: affiliates	246,438	—	—	246,438
Incentive income: non-affiliates	26,162	—	—	26,162
Expense reimbursements from affiliates	189,304	—	—	189,304
Other revenues	6,248	180	(170)	6,258
	969,859	180	(170)	969,869
Expenses
Interest expense	15,481	470	(170)	15,781
Compensation and benefits	750,359	—	—	750,359
General, administrative and other	127,148	1	—	127,149
Depreciation and amortization	14,931	—	—	14,931
	907,919	471	(170)	908,220
Other Income (Loss)
Gains (losses)	48,921	—	—	48,921
Tax receivable agreement liability adjustment	—	(8,870)	—	(8,870)
Earnings (losses) from equity method investees	156,530	115,232	(115,232)	156,530
	205,451	106,362	(115,232)	196,581
Income (Loss) Before Income Taxes	267,391	106,071	(115,232)	258,230
Income tax benefit (expense)	(11,621)	(27,787)	—	(39,408)
Net Income (Loss)	$255,770	$78,284	$(115,232)	$218,822
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$7,588	$—	$132,950	$140,538
Net Income (Loss) Attributable to Class A Shareholders (B)	$248,182	$78,284	$(248,182)	$78,284

(A)       Other than Fortress Operating Group.

(B)       Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$255,770	$78,284	$(115,232)	$218,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,931	—	—	14,931
Other amortization and accretion	2,942	—	—	2,942
(Earnings) losses from equity method investees	(156,530)	(115,232)	115,232	(156,530)
Distributions of earnings from equity method investees	59,785	—	—	59,785
(Gains) losses	(48,921)	—	—	(48,921)
Deferred incentive income	(77,993)	—	—	(77,993)
Deferred tax (benefit) expense	1,306	28,136	—	29,442
Adjustment of estimated forfeited non-cash compensation	(1,691)	—	—	(1,691)
Options received from affiliates	(21,524)	—	—	(21,524)
Tax receivable agreement liability adjustment	—	8,870	—	8,870
Equity-based compensation	213,274	—	—	213,274
Options in affiliates granted to employees	10,134	—	—	10,134
Allowance for doubtful accounts	796	—	—	796
Cash flows due to changes in
Due from affiliates	(75,570)	(162)	16,805	(58,927)
Other assets	(19,699)	(699)	—	(20,398)
Accrued compensation and benefits	(75,390)	—	—	(75,390)
Due to affiliates	16,046	(17,482)	(16,805)	(18,241)
Deferred incentive income	65,361	—	—	65,361
Other liabilities	(2,955)	163	—	(2,792)
Net cash provided by (used in) operating activities	160,072	(18,122)	—	141,950
Cash Flows From Investing Activities
Contributions to equity method investees	(63,798)	(49,328)	49,328	(63,798)
Distributions of capital from equity method investees	140,712	27,592	(27,592)	140,712
Purchase of fixed assets	(10,375)	—	—	(10,375)
Net cash provided by (used in) investing activities	66,539	(21,736)	21,736	66,539
Cash Flows From Financing Activities
Repayments of debt obligations	(261,250)	—	—	(261,250)
Issuance (purchase) of Class A shares (RSU settlements)	(49,328)	49,328	—	—
Repurchase of shares and RSUs	(37,776)	—	—	(37,776)
Capital contributions (distributions)	49,328	—	(49,328)	—
Dividends and dividend equivalents paid	(29,385)	(42,377)	27,592	(44,170)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	431	—	—	431
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(94,648)	—	—	(94,648)
Net cash provided by (used in) financing activities	(422,628)	6,951	(21,736)	(437,413)
Net Increase (Decrease) in Cash and Cash Equivalents	(196,017)	(32,907)	—	(228,924)
Cash and Cash Equivalents, Beginning of Period	300,166	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$104,149	$93	$—	$104,242

(A)       Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

 (dollars in tables in thousands, except share data)

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

2010

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

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2010 is as follows:

	Fortress Operating Group Combined	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(761,744)	$(284,611)	$264,662	$(781,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12,693	—	—	12,693
Other amortization and accretion	6,874	—	—	6,874
(Earnings) losses from equity method investees	(115,954)	264,662	(264,662)	(115,954)
Distributions of earnings from equity method investees	11,034	—	—	11,034
(Gains) losses	(2,997)	—	—	(2,997)
Deferred incentive income	(161,028)	—	—	(161,028)
Deferred tax (benefit) expense	5,815	37,300	—	43,115
Adjustment of estimated forfeited non-cash compensation	2,713	—	—	2,713
Tax receivable agreement liability adjustment	—	(22,036)	—	(22,036)
Equity-based compensation, including Principals’ Agreement	1,167,130	—	—	1,167,130
Allowance for doubtful accounts	651	—	—	651
Cash flows due to changes in
Due from affiliates	(242,841)	(6,418)	6,418	(242,841)
Other assets	(18,657)	(2,043)	—	(20,700)
Accrued compensation and benefits	200,347	—	—	200,347
Due to affiliates	10,084	(17,268)	(6,418)	(13,602)
Deferred incentive income	199,294	—	—	199,294
Other liabilities	23,297	3,856	—	27,153
Net cash provided by (used in) operating activities	336,711	(26,558)	—	310,153
Cash Flows From Investing Activities
Contributions to equity method investees	(74,581)	(70,112)	70,112	(74,581)
Distributions of capital from equity method investees	50,808	25,766	(25,766)	50,808
Purchase of fixed assets	(6,794)	—	—	(6,794)
Acquisistions, net of cash received	(13,474)	—	—	(13,474)
Net cash provided by (used in) investing activities	(44,041)	(44,346)	44,346	(44,041)
Cash Flows From Financing Activities
Borrowings under debt obligations	330,000	—	—	330,000
Repayments of debt obligations	(450,325)	—	—	(450,325)
Payment of deferred financing costs	(5,060)	—	—	(5,060)
Issuance (purchase) of Class A shares (RSU settlements)	(70,112)	70,112	—	—
Capital contributions (distributions)	70,112	—	(70,112)	—
Dividends and dividend equivalents paid	(81,963)	—	81,963	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,271	—	—	1,271
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(72,268)	—	(56,197)	(128,465)
Net cash provided by (used in) financing activities	(278,345)	70,112	(44,346)	(252,579)
Net Increase (Decrease) in Cash and Cash Equivalents	14,325	(792)	—	13,533
Cash and Cash Equivalents, Beginning of Period	194,892	2,207	—	197,099
Cash and Cash Equivalents, End of Period	$209,217	$1,415	$—	$210,632

(A)       Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2012
Total revenues	$171,658	$199,048	$181,523	$417,640	(A)	$969,869
Total expenses	220,890	212,555	220,782	253,993		908,220
Total other income (loss)	52,927	30,291	49,806	63,557		196,581
Income (Loss) Before Income Taxes	3,695	16,784	10,547	227,204		258,230
Income tax benefit (expense)	(27,842)	(2,528)	(3,881)	(5,157)		(39,408)
Net Income (Loss)	$(24,147)	$14,256	$6,666	$222,047		$218,822

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$5,393	$9,347	$5,958	$119,840		$140,538
Net Income (Loss) Attributable to Class A Shareholders	$(29,540)	$4,909	$708	$102,207		$78,284
Net income (loss) per Class A share, basic	$(0.15)	$0.02	$0.00	$0.40		$0.29
Net income (loss) per Class A share, diluted (B)	$(0.16)	$(0.12)	$(0.04)	$0.24		$0.27
Weighted average number of Class A shares outstanding, basic	200,009,820	216,145,015	220,641,776	220,660,135		214,399,422
Weighted average number of Class A shares outstanding, diluted	515,803,383	516,418,867	520,039,541	525,242,510		524,900,132

(A)       Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from “tax distributions” from credit PE funds, as described in Note 3.

(B)  Our diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units and fully vested Restricted Partnership Units to Class A shares.

FORTRESS INVESTMENT GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(dollars in tables in thousands, except share data)

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2011
Total revenues	$196,817	$189,816	$195,659	$276,336	(A)	$858,628
Total expenses	498,116	441,870	500,564	514,358		1,954,908
Total other income (loss)	67,524	11,738	(79,712)	15,429		14,979
Income (Loss) Before Income Taxes	(233,775)	(240,316)	(384,617)	(222,593)		(1,081,301)
Income tax benefit (expense)	(21,419)	(5,786)	2,712	(11,542)		(36,035)
Net Income (Loss)	$(255,194)	$(246,102)	$(381,905)	$(234,135)		$(1,117,336)

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$(151,762)	$(151,566)	$(239,847)	$(142,646)		$(685,821)
Net Income (Loss) Attributable to Class A Shareholders	$(103,432)	$(94,536)	$(142,058)	$(91,489)		$(431,515)
Net income (loss) per Class A share, basic	$(0.58)	$(0.52)	$(0.76)	$(0.48)		$(2.34)
Net income (loss) per Class A share, diluted (B)	$(0.58)	$(0.56)	$(0.83)	$(0.49)		$(2.36)
Weighted average number of Class A shares outstanding, basic	181,019,501	184,952,566	190,006,987	190,487,829		186,662,670
Weighted average number of Class A shares outstanding, diluted	181,019,501	490,810,317	495,864,738	496,345,580		493,392,235

(A)       Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from “tax distributions” from credit PE funds, as described in Note 3.

(B)  Our diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units and fully vested Restricted Partnership Units to Class A shares.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS” in our definitive proxy statement for the 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2012 (our “2013 Proxy Statement”).  The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2013 Proxy Statement under the caption “CORPORATE GOVERNANCE — Committees of the Board of Directors — The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2013 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. All of the foregoing information is incorporated herein by reference.

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

Item 11.  Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2013 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2013 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES — Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan, or the Plan, and the number of securities remaining for future issuance as of December 31, 2012. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Plan Category	Number of Class A Restricted Shares Issued	Number of Class A Restricted Share Units and Restricted Partnership Units Issued (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007
Omnibus Equity Compensation Plan	828,211	33,334,284	73,731,090
Not Approved by Security Holders:
None	N/A	N/A	N/A

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

(B)       In addition, 44,858,983 Class A Restricted Share Units and 20,666,666 Restricted Partnership Units which were previously issued have vested. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan’s term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. As a result, on January 1, 2008 and 2013, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2012, 2011, 2010 and 2009, 9,389,280, 12,212,225, 10,262,121 and 26,555,608 additional Class A shares were reserved for issuance under the Plan, respectively. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2013 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2013 Proxy Statement under the caption “PROPOSAL NUMBER ONE — ELECTION OF DIRECTORS — Director Independence,” and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2012 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2013 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference.  In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2013 Proxy Statement under the caption “PROPOSAL NUMBER TWO — APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM — Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

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

10.25                                                     Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC.

10.26                                                     Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC.

10.27                                                     Second Amendment, Consent and Waiver, effective as of December 21, 2012, to the Credit Agreement dated as of October 7, 2010.

10.28                                                     Credit Agreement, dated as of February 26, 2013, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, Barclays Bank Plc, as documentation agent, and the lenders party thereto.

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

February 27, 2013

By:	/s/ Randal A. Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
Daniel N. Bass		Richard N. Haass
Chief Financial Officer		Director

February 27, 2013		February 27, 2013

By:	/s/ John A. Konawalik	By:	/s/ Douglas L. Jacobs
John A. Konawalik		Douglas L. Jacobs
Principal Accounting Officer		Director

February 27, 2013		February 27, 2013

By:	/s/ Wesley R. Edens	By:	/s/ David Barry
Wesley R. Edens		David Barry
Co-Chairman of the Board		Director

February 27, 2013		February 27, 2013

By:	/s/ Peter L. Briger, Jr	By:	/s/ Takumi Shibata
Peter L. Briger, Jr.		Takumi Shibata
Co-Chairman of the Board		Director

February 27, 2013		February 27, 2013

By:	/s/ Michael E. Novogratz	By:	/s/ George W. Wellde, Jr.
Michael E. Novogratz		George W. Wellde, Jr.
Director		Director

February 27, 2013		February 27, 2013

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.  See “Business – Where Readers Can Find Additional Information.”

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

10.25	Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC.

10.26	Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC.

10.27	Second Amendment, Consent and Waiver, effective as of December 21, 2012, to the Credit Agreement dated as of October 7, 2010.

10.28

Credit Agreement, dated as of February 26, 2013, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, Barclays Bank Plc, as documentation agent, and the lenders party thereto.

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