Form 10-Q
period 2013-03-31
Fortress Investment Group LLC
filed 2013-05-02
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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
Class A Shares: 236,681,342 outstanding as of April 26, 2013.
Class B Shares: 249,534,372 outstanding as of April 26, 2013.

FORTRESS INVESTMENT GROUP LLC
FORM 10-Q

Set forth below is information about certain terms used in this Quarterly Report on Form 10-Q:

''Management Fee Paying Assets Under Management,” or “AUM,” refers to the management fee paying assets we manage, including, as applicable, capital we have the right to call from our investors pursuant to their capital commitments to various funds. Our AUM equals the sum of:

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz, collectively, as well as Robert Kauffman until his retirement in December 2012. The principals control the public company through their ownership of the public company's Class B shares (together with, from time to time, a senior employee who owned securities convertible into Class B shares). The Class B shares and the Class A shares are each entitled to one vote per share, and the number of Class B shares outstanding represents a majority of the aggregate number of Class B shares and Class A shares outstanding. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company through their direct ownership of FOGUs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Part II, Item 1A, “Risk Factors,” Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements which reflect our current views with respect to, among other things, future events and financial performance. Readers can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. Accordingly, you should not place undue reliance on any forward-looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10‑Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10‑Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$245,957	$104,242
Due from affiliates	144,122	280,557
Investments	1,314,271	1,249,761
Deferred tax asset	386,788	402,135
Other assets	119,651	124,798
	$2,210,789	$2,161,493

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$134,858	$146,911
Due to affiliates	319,574	357,407
Deferred incentive income	251,827	231,846
Debt obligations payable	109,453	149,453
Other liabilities	100,023	59,226
	915,735	944,843

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 236,681,342
and 218,286,342 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 249,534,372
and 249,534,372 shares issued and outstanding at March 31, 2013 and December 31, 2012 respectively	—	—
Paid-in capital	2,138,810	2,119,102
Retained earnings (accumulated deficit)	(1,472,249)	(1,486,578)
Treasury shares (2,082,684 Class A shares held by subsidiary at December 31, 2012)	—	(3,419)
Accumulated other comprehensive income (loss)	(1,993)	(2,634)
Total Fortress shareholders’ equity	664,568	626,471
Principals’ and others’ interests in equity of consolidated subsidiaries	630,486	590,179
Total equity	1,295,054	1,216,650
	$2,210,789	$2,161,493

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Revenues
Management fees: affiliates	$143,602	$106,295
Management fees: non-affiliates	14,815	11,389
Incentive income: affiliates	31,357	8,802
Incentive income: non-affiliates	1,429	307
Expense reimbursements primarily from affiliates	50,568	43,602
Other revenues (affiliate portion disclosed in Note 6)	2,584	1,263
	244,355	171,658
Expenses
Interest expense	2,295	4,367
Compensation and benefits	181,079	183,379
General, administrative and other	33,998	29,666
Depreciation and amortization	3,239	3,478
	220,611	220,890
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	41,275	24,622
Tax receivable agreement liability adjustment	(7,739)	(6,935)
Earnings (losses) from equity method investees	36,302	35,240
	69,838	52,927
Income (Loss) Before Income Taxes	93,582	3,695
Income tax benefit (expense)	(26,276)	(27,842)
Net Income (Loss)	$67,306	$(24,147)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$52,977	$5,393
Net Income (Loss) Attributable to Class A Shareholders	$14,329	$(29,540)
Dividends declared per Class A share	$0.06	$0.05

Earnings (Loss) Per Class A share		-0.15
Net income (loss) per Class A share, basic	$0.06	$(0.15)
Net income (loss) per Class A share, diluted	$0.05	$(0.16)
Weighted average number of Class A shares outstanding, basic	227,287,102	200,009,820
Weighted average number of Class A shares outstanding, diluted	496,294,600	515,803,383

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Comprehensive income (loss) (net of tax)
Net income (loss)	$67,306	$(24,147)
Foreign currency translation	(2,856)	(917)
Comprehensive income (loss) from equity method investees	4,225	(668)
Total comprehensive income (loss)	$68,675	$(25,732)
Comprehensive income (loss) attributable to principals’ and others’ interests	$53,834	$4,481
Comprehensive income (loss) attributable to Class A shareholders	$14,841	$(30,213)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	24,188	24,188
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(25,996)	(26,108)
Dividends declared	—	—	(13,364)	—	—	—	(13,364)	66	(13,298)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(195)	—	—	—	(195)	(313)	(508)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	11,632	—	—	—	11,632	—	11,632
Director restricted share grant	47,931	—	104	—	—	—	104	116	220
Capital increase related to equity-based compensation, net	5,931,051	10,333,334	6,890	—	—	—	6,890	7,718	14,608
Dilution impact of Class A share issuance	—	—	9,049	—	(15)	129	9,163	(9,163)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	14,329	—	—	14,329	52,977	67,306
Foreign currency translation	—	—	—	—	—	(1,019)	(1,019)	(1,837)	(2,856)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	1,531	1,531	2,694	4,225
Total comprehensive income (loss)							14,841	53,834	68,675
Equity - March 31, 2013	236,681,342	249,534,372	$2,138,810	$(1,472,249)	$—	$(1,993)	$664,568	$630,486	$1,295,054

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$67,306	$(24,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,239	3,478
Other amortization and accretion (included in interest expense)	288	335
(Earnings) losses from equity method investees	(36,302)	(35,240)
Distributions of earnings from equity method investees	18,411	11,595
(Gains) losses	(41,275)	(24,622)
Deferred incentive income	(26,795)	(8,743)
Deferred tax (benefit) expense	36,207	34,654
Adjustment of estimated forfeited non-cash compensation	12	(1,514)
Options received from affiliates	(26,374)	—
Tax receivable agreement liability adjustment	7,739	6,935
Equity-based compensation	9,597	61,035
Options in affiliates granted to employees	6,356	—
Allowance for doubtful accounts	73	186
Cash flows due to changes in
Due from affiliates	(15,226)	(23,628)
Other assets	11,192	(665)
Accrued compensation and benefits	5,463	(145,931)
Due to affiliates	(14,593)	2,518
Deferred incentive income	48,323	12,333
Other liabilities	32,007	28,178
Net cash provided by (used in) operating activities	85,648	(103,243)
Cash Flows From Investing Activities
Contributions to equity method investees	(237)	(6,868)
Distributions of capital from equity method investees	167,083	109,039
Purchase of fixed assets	(2,334)	(3,568)
Net cash provided by (used in) investing activities	164,512	98,603
Cash Flows From Financing Activities
Repayments of debt obligations	(40,000)	(8,750)
Payment of deferred financing costs	(2,054)	—
Dividends and dividend equivalents paid	(13,907)	(10,315)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	320	19
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(52,804)	(60,891)
Net cash provided by (used in) financing activities	(108,445)	(79,937)
Net Increase (Decrease) in Cash and Cash Equivalents	141,715	(84,577)
Cash and Cash Equivalents, Beginning of Period	104,242	333,166
Cash and Cash Equivalents, End of Period	$245,957	$248,589

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,658	$3,903
Cash paid during the period for income taxes	$1,309	$2,000
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$23,872	$8,353
Investments of receivable amounts into Fortress Funds	$162,647	$71,921
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$3,611	$775

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, Western Europe and Asia; and
b)    Publicly traded permanent capital vehicles, which Fortress refers to as “Castles,” that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing rights.

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

a)
Credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance, on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and

b)            Credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

4)
Logan Circle Partners, L.P. (“Logan Circle”), which represents Fortress's traditional asset management business providing institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

5)	Principal investments in the above described funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments	3	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	5	Relates to potential future tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement and promissory note.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	3	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	5
The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2012 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013.  Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2012.

2. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of profits subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to principals' and others' interests, are a result of principal investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2013	2012
Private Equity
Private Equity Funds
Management fees: affil.	$32,784	$29,587
Management fees: non-affil.	104	71
Incentive income: affil.	10,455	1,107

Castles
Management fees: affil.	16,688	12,149
Management fees, options: affil.	26,374	—
Management fees: non-affil.	1,270	2,552
Incentive income: affil.	—	—

Liquid Hedge Funds
Management fees: affil.	17,522	17,212
Management fees: non-affil.	5,501	2,955
Incentive income: affil.	1,787	62
Incentive income: non-affil.	1,053	48

Credit Funds
Credit Hedge Funds
Management fees: affil.	24,530	25,505
Management fees: non-affil.	31	125
Incentive income: affil.	3,151	257
Incentive income: non-affil.	—	—

Credit PE Funds
Management fees: affil.	25,156	21,842
Management fees: non-affil.	35	36
Incentive income: affil.	15,964	7,376
Incentive income: non-affil.	376	259

Logan Circle
Management fees: affil.	548	—
Management fees: non-affil.	7,874	5,650

Total
Management fees: affil.	$143,602	$106,295
Management fees: non-affil.	$14,815	$11,389
Incentive income: affil. (A)	$31,357	$8,802
Incentive income: non-affil.	$1,429	$307

(A) See “Deferred Incentive Income” below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2013 and 2012. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $59.4 million and $35.9 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2013 and 2012, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2013 and 2012, Fortress recognized $16.0 million and $7.4 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross	Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2012	$894,278	$(662,432)	$231,846	$527,432
Fortress Funds which matured (no longer subject to clawback)	(2,180)	2,180	N/A	N/A
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	150,972
Distribution of private equity incentive income	48,364	N/A	48,364	(48,364)
Recognition of previously deferred incentive income	N/A	(26,795)	(26,795)	N/A
Changes in foreign exchange rates	(1,588)	—	(1,588)	N/A
Deferred incentive income as of March 31, 2013	$938,874	$(687,047)	$251,827	$630,040
Deferred incentive income including Fortress Funds which matured	$992,530	$(740,703)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)
At March 31, 2013, the net undistributed incentive income is comprised of $716.7 million of gross undistributed incentive income, net of $86.7 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2013 at their net asset values.

(D)
From inception to March 31, 2013, Fortress has paid $403.5 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $716.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $336.7 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of March 31, 2013:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	Indefinite	$415,574	$(808,433)	$8,461	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Apr-10	1,015,943	(2,793,118)	55,485	1,832,660	—	N/A	10,463	334,604	—	—	—
Fund II (2002)	Feb-13	1,974,298	(3,266,588)	154,136	1,446,426	—	N/A	—	287,985	33,720	3,352	2,145
Fund III (2004)	Jan-15	2,762,992	(1,451,329)	2,297,125	985,462	1,547,025	561,563	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(165,926)	129,859	22,136	190,057	167,921	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(534,178)	3,891,801	786,418	2,026,849	1,240,431	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(119,953)	626,263	(16,480)	435,296	451,776	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,714	(141,136)	3,934,856	(27,722)	1,701,518	1,729,240	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,477	(146)	636,162	(354,169)	452,253	806,422	—	—	—	—	—
GAGACQ Fund (2004)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005)	Apr-15	1,220,229	(505,614)	587,260	(127,355)	745,645	873,000	—	16,447	16,447	16,447	10,041
FRIC (2006)	May-16	328,754	(17,460)	242,146	(69,148)	214,441	283,589	—	—	—	—	—
FICO (2006)	Jan-17	724,525	(5)	(58,222)	(782,742)	437,872	1,220,614	—	—	—	—	—
FHIF (2006)	Jan-17	1,543,463	(63,169)	2,240,908	760,614	846,177	85,563	—	—	—	—	—
FECI (2007)	Feb-18	982,779	(161)	908,830	(73,788)	532,949	606,737	—	—	—	—	—
								$10,463	$851,928	$117,070	$86,702	$57,294
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$155,395	$(10,057)	$150,712	$5,374	$5,892	$518	$—	$—	$—	$—	$—
MSR Opportunities Fund IA (2012)	Aug-22	103,847	—	103,784	(63)	3,100	3,163	—	—	—	—	—
MSR Opportunities Fund IB (2012)	Aug-22	25,153	—	25,093	(60)	751	811	—	—	—	—	—
								$—	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(65,049)	$281,614	$79,338	$113,138	$33,800	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(112,807)	198,584	37,111	91,091	53,980	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(237,150)	223,983	117,977	—	N/A	18,611	3,452	—	—	—
LDVF Patent Fund (2007)	Nov-27	43,083	(9,032)	53,753	19,702	—	N/A	1,307	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(274,197)	192,724	107,897	—	N/A	13,200	3,641	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,451,915	(6,130,672)	1,521,843	2,200,600	—	N/A	191,600	240,019	81,001	—	—
SIP Managed Account (2010)	Sep-20	11,000	(24,924)	8,911	22,835	—	N/A	1,782	2,785	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,102,754	(900,242)	606,802	404,290	—	N/A	44,507	40,579	10,567	—	—
								$271,007	$291,349	$91,568	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$2,136,394	$(1,598,292)	$1,286,181	$748,079	$—	$ N/A	$112,181	$34,506	$—	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	1,099,673	(362,999)	925,416	188,742	—	N/A	28,793	8,108	8,108	—	—
FCO Managed Accounts (2008-2012)	Oct-21 to Mar-27	3,177,080	(2,210,573)	1,919,710	953,203	—	N/A	115,902	71,373	34,351	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	293,189	(57,332)	262,037	26,180	—	N/A	2,873	1,580	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	247,629	(27,164)	239,185	18,720	—	N/A	—	2,547	—	—	—
Net Lease Fund I (2010)	Feb-20	148,537	(49,861)	136,555	37,879	—	N/A	4,367	560	560	—	—
Global Opportunities Fund (2010)	Sep-20	233,286	(72,255)	203,660	42,629	—	N/A	8,317	—	—	—	—
Life Settlements Fund (2010)	Dec-22	318,652	(94,254)	238,230	13,832	43,667	29,835	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	26,187	(7,696)	19,479	988	3,589	2,601	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	228,454	(71,653)	177,465	20,664	—	N/A	1,175	629	170	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	23,020	(7,466)	19,220	3,666	—	N/A	729	—	—	—	—
								$274,337	$119,303	$43,189	$—	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,928,957	$303	98.6%	15,541	1,552
Sidepocket investments (R)	22,430	14,002	N/A	454	—
Sidepocket investments - redeemers (S)	223,422	133,596	N/A	4,385	—
Managed accounts	1,077,530	12	99.9%	8,993	1,150

Asia Macro Funds (T)
Main fund investments	675,295	—	100.0%	4,377	72
Managed accounts	106,022	—	100.0%	619	—

Fortress Convex Asia Funds (T)
Main fund Investments	75,063	2,137	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	69,348	29,856	0.1%	1	—
Sidepocket investments (R)	138,465	22,259	N/A	1,855	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$3,081,739	$—	100.0%	28,330	—
Sidepocket investments (R)	95,225	1,318	N/A	4,287	—
Sidepocket investments - redeemers (S)	232,646	71,030	N/A	3,602	—
Main fund investments (liquidating) (U)	1,419,708	127,710	94.7%	92,362	2,980
Managed accounts	10,311	41,125	0.0%	—	—

Worden Funds
Main fund investments	240,102	44	93.7%	1,677	—

Value Recovery Funds (V)
Managed accounts	23,912	4,550	0.0%	—	—

(A)	Vintage represents the year in which the fund was formed.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2013, Fortress held $47.1 million of such amounts on behalf of employees related to all of the private equity funds.

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

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at March 31, 2013, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2013, the undistributed incentive income from the Macro main fund would decrease by $1.6 million.

(S)
Represents investments held in sidepockets for investors with no corresponding investment in the related main fund investments. In the case of the Macro Funds, such investors may have investments in the SPV (see (Q) above).

(T)	Includes onshore and offshore funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

(U)	Relates to accounts where investors have provided return of capital notices and are subject to payout as underlying fund investments are realized.

(V)
Excludes the Value Recovery Funds which had a NAV of $443.6 million at March 31, 2013. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

During the three months ended March 31, 2013 Fortress formed a new fixed income fund which had a net asset value of $235.0 million as of March 31, 2013.

In addition, Fortress raised equity within Newcastle as described in Note 3.

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2013	December 31, 2012
Equity method investees	$1,134,121	$1,135,329
Equity method investees, held at fair value (A)	86,260	76,355
Total equity method investments	1,220,381	1,211,684
Options in equity method investees	93,890	38,077
Total investments	$1,314,271	$1,249,761

(A)	Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT and ECT).

Gains (losses) can be summarized as follows:

	Three Months Ended March 31,
	2013	2012
Net realized gains (losses)	$(596)	$680
Net realized gains (losses) from affiliate investments	(182)	9
Net unrealized gains (losses)	3,498	(1,049)
Net unrealized gains (losses) from affiliate investments	38,555	24,982
Total gains (losses)	$41,275	$24,622

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2013	2012
Mark to fair value on publicly traded investments	$38,555	$24,983
Mark to fair value on derivatives	3,173	(1,117)
Other	(453)	756
Total gains (losses)	$41,275	$24,622

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2013	2012	2013	2012
Private equity funds, excluding NIH	$737,328	$720,817	$22,885	$19,819
NIH	1,263	1,177	86	99
Publicly traded portfolio companies (A)(B)	70,921	67,313	N/A	N/A
Newcastle (B)	11,584	9,002	N/A	N/A
Eurocastle (B)	3,755	40	N/A	N/A
Total private equity	824,851	798,349	22,971	19,918
Liquid hedge funds	171,487	180,664	5,347	5,249
Credit hedge funds	58,149	58,507	2,429	2,857
Credit PE funds	158,253	166,482	5,650	6,836
Other	7,641	7,682	(95)	380
	$1,220,381	$1,211,684	$36,302	$35,240

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2013
	Private Equity			Liquid	Credit
	NIH	Other Funds	Publicly Traded Portfolio Companies and Castles (A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,177	$720,817	$76,355	$180,664	$58,507	$166,482	$7,682	$1,211,684
Earnings from equity method investees	86	22,885	N/A	5,347	2,429	5,650	(95)	36,302
Other comprehensive income from equity method investees	—	—	N/A	—	—	—	—	—
Contributions to equity method investees (B)	—	(2,076)	154	40,937	121,711	5,813	188	166,727
Distributions of earnings from equity method investees	—	(4,453)	N/A	(2,086)	(2,459)	(9,409)	(4)	(18,411)
Distributions of capital from equity method investees (B)	—	(463)	N/A	(53,375)	(122,039)	(9,787)	(130)	(185,794)
Total distributions from equity method investees	—	(4,916)	N/A	(55,461)	(124,498)	(19,196)	(134)	(204,205)
Mark to fair value - during period (C)	N/A	—	10,999	N/A	N/A	N/A	N/A	10,999
Translation adjustment	—	—	(1,902)	—	—	(495)	—	(2,397)
Dispositions	—	—	—	—	—	(1)	—	(1)
Reclassification to Due to Affiliates (D)	—	618	—	—	—	—	—	618
Other	—	—	654	—	—	—	—	654
Investment, ending	$1,263	$737,328	$86,260	$171,487	$58,149	$158,253	$7,641	$1,220,381

Ending balance of undistributed earnings	$30	$53,674	$ N/A	$12,916	$2,079	$4,107	$2,138	$74,944

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)
For Private Equity — Other Funds, the negative contribution amount is primarily a result of contributions returned to fund investors due to a subsequent close of additional investors in a certain fund.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Three Months Ended March 31, 2013
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$237	$167,083
Investments of receivable amounts into Fortress Funds	162,647	—
Change in distributions payable out of Fortress Funds	—	15,018
Net funded*	3,689	3,689
Other	154	4
Per Above	$166,727	$185,794
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

	Private Equity Funds excluding NIH (B)
	March 31,	December 31,
	2013	2012
Assets	$16,517,253	$15,944,821
Debt	—	—
Other liabilities	(157,805)	(143,951)
Equity	$16,359,448	$15,800,870
Fortress’s Investment	$737,328	$720,817
Ownership (A)	4.5%	4.6%

	Three Months Ended March 31,
	2013	2012
Revenues and gains (losses) on investments	$815,775	$681,776
Expenses	(47,843)	(46,297)
Net Income (Loss)	$767,932	$635,479
Fortress’s equity in net income (loss)	$22,885	$19,819

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds (C)		Credit Hedge Funds		Credit PE Funds (B) (D)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Assets		$9,293,405	$9,080,019	$9,431,681	$9,062,657	$9,536,328
Debt		—	(3,079,318)	(3,329,686)	(230,226)	(75,413)
Other liabilities		(4,682,311)	(328,026)	(447,127)	(248,804)	(314,329)
Non-controlling interest		—	(6,550)	(4,289)	(9,610)	(14,228)
Equity	$4,987,719	$4,611,094	$5,666,125	$5,650,579	$8,574,017	$9,132,358
Fortress’s Investment	$171,487	$180,664	$58,149	$58,507	$158,253	$166,482
Ownership (A)	3.4%	3.9%	1.0%	1.0%	1.8%	1.8%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Revenues and gains (losses) on investments		$193,810	$291,942	$326,292	$482,052	$388,762
Expenses		(36,131)	(72,815)	(57,184)	(62,558)	(78,887)
Net Income (Loss)	$156,001	$157,679	$219,127	$269,108	$419,494	$309,875
Fortress’s equity in net income (loss)	$5,347	$5,249	$2,429	$2,857	$5,650	$6,836

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes two entities which are recorded on a one quarter lag (i.e. balances reflected for these entities are for the period ended December 31, 2012). For Credit PE Funds, includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended December 31, 2012 and September 30, 2012 respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under U.S. GAAP within the reporting time frame necessary for U.S. public entities.

(C)
In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the three months ended December 31, 2012, the liquid hedge funds recorded $195.1 million of revenues and gains (losses) on investments, $32.7 million of expenses, and $162.4 million of net income (loss).

(D)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the three months ended March 31, 2013 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of March 31, 2013 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the three months ended March 31, 2013:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations	Fortress Investment (A)	Notes
Logan Circle	$239,710	$—	$123	(B)

(A)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees Fortress earns from those entities.

(B)	Fortress is not the primary beneficiary of this entity, because it does not absorb a majority of the entity's expected income or loss based on a quantitative analysis.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

All variable interest entities:

	Fortress is not Primary Beneficiary
	March 31, 2013			December 31, 2012
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$8,769	$—	$1,263	$9,087	$—	$1,176	(C) (D)
Castles	8,514,684	6,084,426	121,567	7,421,269	5,798,143	56,294	(C) (D)
Liquid Hedge Funds	3,949,021	1,172,578	5,315	4,905,876	2,271,914	27,817	(C) (D)
Credit Hedge Funds	1,743,337	340,825	7,358	1,771,900	365,135	46,193	(C) (D)
Credit PE Funds	1,167,622	429,538	4,537	1,536,067	418,208	4,483	(C) (D)
Logan Circle	239,710	—	123	—	—	—	(C) (D)

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

(C)
Fortress is not the primary beneficiary of the Castles, NIH and the Logan Circle Fund because it does not absorb a majority of their expected income or loss based on a quantitative analysis. Of the remaining entities represented herein, which primarily represent investing vehicles, intermediate entities and master funds, Fortress is not the primary beneficiary because the related funds, intermediate entities and feeder funds (which are not consolidated) are more closely associated with these entities than Fortress based on both a quantitative and qualitative analysis. The investing vehicles, intermediate entities and master funds were formed for the sole purpose of acting as investment vehicles for the related funds.

(D)	Fortress’s investment includes management fees receivable, incentive income receivable, expense reimbursements and other receivables from these entities, as applicable.

FCF is an entity which provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of March 31, 2013, FCF’s gross assets were approximately $29.7 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $14.2 million at March 31, 2013, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	March 31, 2013	December 31, 2012
Assets (within Investments)
Newcastle and Eurocastle common shares	$11,663	$9,042	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	70,921	67,313	Level 1 - Quoted prices in active markets for identical assets
Eurocastle convertible debt (A)	3,676	—	Level 2 - Market approach using significant observable inputs
Total equity method investments carried at fair value	$86,260	$76,355
Newcastle and Eurocastle options	$93,890	$38,077	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$4,302	$1,101	Level 2 - See below
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(16,457)	$(10,120)	Level 2 - Option valuation models using significant observable inputs

(A)	As of March 31, 2013, the debt had a face amount of €1.2 million ($1.5 million). The fair value was determined using the market value approach.

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
MARCH 31, 2013
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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	Fair Value	Notional Amount	Gains/(Losses) (B)	Maturity
	Location (A)	March 31, 2013	March 31, 2013	Three Months Ended March 31, 2013	Date
Foreign exchange option contract	Other Assets	$1,585	€50,000	$222	Mar-14
Foreign exchange option contract	Other Assets	$(1,079)	€50,000	$212	Mar-14
Foreign exchange option contract	Other Assets	$1,151	¥877,506	$617	Dec-13
Foreign exchange option contract	Other Assets	$(60)	¥877,506	$140	Dec-13
Foreign exchange option contract	Other Assets	$3,224	¥2,403,499	$1,381	Dec-14
Foreign exchange option contract	Other Assets	$(519)	¥2,403,499	$577	Dec-14

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $3.2 million during the three months ended March 31, 2013.

The counterparty on the outstanding derivatives is Citibank N.A.

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	March 31, 2013
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb 2016	$147,094
Promissory note (D)	109,453	149,453	5.00%	Feb 2014	N/A
Total	$109,453	$149,453

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.9 million was utilized.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a former Principal in exchange for his equity interests in Fortress.

Management believes the fair value of the outstanding promissory note was approximately $111.3 million at March 31, 2013 (based on internal models, a level 3 valuation, see Note 3).

Fortress was in compliance with all of its debt covenants as of March 31, 2013. The following table sets forth the financial covenant requirements as of March 31, 2013.

	March 31, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$40,737	(A)
Consolidated Leverage Ratio	≤	2.00	0.19	(B)
Consolidated Interest Coverage Ratio	≥	4.00	23.86	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

(B)
Impacted by EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

In February 2013, Fortress terminated its existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility (the "2013 Credit Agreement"). The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the 2013 Credit Agreement, approximately $2.3 million of fees and expenses were incurred. The 2013 Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including restrictions on liens and indebtedness and requirements for minimum AUM (as defined), a maximum leverage ratio (as defined) and a minimum interest coverage ratio (as defined).

5. INCOME TAXES AND TAX RELATED PAYMENTS

A portion of Fortress’s income is not subject to U.S. federal income tax, but is allocated directly to Fortress’s shareholders.

Fortress recognizes compensation expense from the issuance of RSUs and RPUs (Note 7) over their vesting period.  Consequently, Fortress records an estimated income tax benefit associated with RSUs and RPUs.  However, Fortress is not entitled to an actual deduction on its income tax returns until a later date when the compensation is considered taxable to the employee.  The actual income tax deduction can vary significantly from the amount recorded as an income tax benefit in earlier periods and is based on the value of the stock at the date the compensation is taxable to the employee.

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

Based on the value of the RSUs and RPUs which vested during the three months ended March 31, 2013 and 2012, Fortress has estimated tax shortfalls of $25.5 million and $28.7 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2013	2012
Current
Federal income tax expense (benefit)	$(10,415)	$(7,403)
Foreign income tax expense (benefit)	1,117	1,723
State and local income tax expense (benefit)	(633)	(1,132)
	(9,931)	(6,812)
Deferred
Federal income tax expense (benefit)	30,118	30,192
Foreign income tax expense (benefit)	599	1,303
State and local income tax expense (benefit)	5,490	3,159
	36,207	34,654
Total expense (benefit)	$26,276	$27,842

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	March 31, 2013	December 31, 2012
Total deferred tax assets	$450,461	$485,160
Valuation allowance	(63,673)	(83,025)
Net deferred tax assets	$386,788	$402,135
Total deferred tax liabilities (A)	$15,464	$5,815
(A) Included in Other Liabilities. The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from Newcastle (Note 3).

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2012	$83,025
Changes due to FIG Corp ownership increases	(1,786)
Net decreases (A)	(17,566)
Valuation Allowance at March 31, 2013	$63,673

(A)    Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the three months ended March 31, 2013, a net deferred income tax provision of $0.3 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.2 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. In addition, a current income tax expense of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the three months ended March 31, 2013 through the delivery of vested RSUs and RPUs (Note 7). As a result of this change in ownership and other factors, the deferred tax asset decreased by $1.3 million with an offsetting decrease of $1.9 million to the valuation allowance. In addition, the deferred tax asset was increased by $11.2 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with an offsetting increase of $0.2 million to the valuation allowance. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2013, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $4.3 million. In addition, during the three months ended March 31, 2013, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $7.7 million increase in the expected tax receivable agreement liability.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
			Liquid Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Other	Total
March 31, 2013
Management fees and incentive income (A)	$40,117	$5,774	$3,722	$17,465	$18,991	$548	$86,617
Expense reimbursements (A)	1,462	2,721	6,583	4,631	10,609	—	26,006
Expense reimbursements - FCF (B)	20,659	—	—	—	—	—	20,659
Dividends and distributions	—	228	—	—	—	—	228
Other	485	—	—	—	124	10,003	10,612
Total	$62,723	$8,723	$10,305	$22,096	$29,724	$10,551	$144,122

	Private Equity			Credit
			Liquid Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Other	Total
December 31, 2012
Management fees and incentive income (A)	$31,909	$4,726	$40,929	$122,902	$26,937	$—	$227,403
Expense reimbursements (A)	1,338	3,651	5,376	3,621	10,405	—	24,391
Expense reimbursements - FCF (B)	14,557	—	—	—	—	—	14,557
Dividends and distributions	—	228	—	—	—	—	228
Other	1,584	654	—	—	650	11,090	13,978
Total	$49,388	$9,259	$46,305	$126,523	$37,992	$11,090	$280,557

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $5.9 million at March 31, 2013, respectively, and of $12.2 million and $5.8 million as of December 31, 2012, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of March 31, 2013, amounts due from Fortress Funds recorded in Due from Affiliates included $39.2 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $19.1 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

Due to affiliates was comprised of the following:

	March 31, 2013	December 31, 2012
Principals - tax receivable agreement - Note 5	$261,540	$253,787
Principals - Principal Performance Payments - Note 7	8,867	25,573
Distributions payable on Fortress Operating Group units	5,712	31,997
Other	3,237	6,450
General partner liability - Note 9	40,218	39,600
	$319,574	$357,407

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the three months ended March 31, 2013 and 2012, Other Revenues included approximately $0.7 million and $0.3 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2013, Fortress advanced $1.0 million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+4.25%. All principal and interest is due and payable no later than February 2017. In addition, one senior employee repaid an advance of $0.8 million in full.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	March 31, 2013	December 31, 2012
Fortress Operating Group units held by the Principals and one senior employee	$560,773	$530,739
Employee interests in majority owned and controlled fund advisor and general partner entities	67,663	57,411
Other	2,050	2,029
Total	$630,486	$590,179

The Fortress Operating Group portion of these interests is computed as follows:

	March 31, 2013	December 31, 2012
Fortress Operating Group equity (Note 12)	$1,162,375	$1,058,886
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(69,713)	(59,440)
Total Fortress shareholders' equity in Fortress Operating Group	$1,092,662	$999,446
Fortress Operating Group units outstanding (A)	249,534,372	249,534,372
Class A shares outstanding (C)	236,681,342	220,369,026
Total	486,215,714	469,903,398
Fortress Operating Group as a percent of total (B)	51.3%	53.1%
Equity of Fortress Operating Group units held by Principals and one senior employee	$560,773	$530,739

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.7% and 46.9% of Fortress Operating Group as of March 31, 2013 and December 31, 2012, respectively.

(C)	As of December 31, 2012, this includes 2,082,684 treasury shares held by Fortress Operating Group.

 This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2013	2012
Fortress Operating Group units held by the Principals and one senior employee	$50,785	$3,623
Employee interests in majority owned and controlled fund advisor and general partner entities	2,170	1,669
Other	22	101
Total	$52,977	$5,393

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2013	2012
Net Income (loss) attributable to Fortress	$14,329	$(29,540)
Transfers (to) from the Principals' and Others' Interests:		0
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	10,143	19,238
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	9,163	9,649
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$33,635	$(653)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended March 31,
	2013	2012
Equity-based compensation, per below	$9,597	$61,035
Profit-sharing expense, per below	68,146	30,511
Discretionary bonuses	51,311	48,465
Other payroll, taxes and benefits	52,025	43,368
	$181,079	$183,379

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2012	21,754,544	$9.44	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75

Issued	7,684,945	4.82	—	—	47,931	4.59	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(7,690,276)	15.35	(323,459)	11.30	—	—	(10,333,334)	13.75
Forfeited	(104,105)	2.87	—	—	—	—	—	—

Outstanding at March 31, 2013 (B)	21,645,108	$5.73	922,947	$3.47	876,142	$5.25	—	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Expense incurred (B)
Employee RSUs	$6,977	$37,953
Non-Employee RSUs	125	236
Principal Performance Payments (C)	2,495	257
Restricted Shares (D)	—	24
RPUs	—	22,565
Total equity-based compensation expense	$9,597	$61,035

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2013 of $57.8 million, with a weighted average recognition period of 2.5 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.7 million RSUs would be awarded as Principal Performance Payments.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2013 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation.

In January 2013, Fortress granted 4.8 million RSUs to its employees and affiliates valued at an aggregate of $20.5 million on the grant date. These RSUs generally vest over three years.

The expense for Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2013
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$—	$—
Liquid hedge fund business	801	2,737	3,538
Credit business	1,694	4,633	6,327
Total	$2,495	$7,370	$9,865

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2013	2012
Private equity funds	$340	$410
Castles	6,356	—
Liquid hedge funds	10,223	3,567
Credit hedge funds	18,674	14,529
Credit PE funds	25,183	8,184
Principal Performance Payments (A)	7,370	3,821
Total	$68,146	$30,511

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2013
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	219,449,829	219,449,829
Fully vested restricted Class A share units with dividend equivalent rights	6,961,664	6,961,664
Fully vested restricted Class A shares	875,609	875,609
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	259,408,447
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,268,989
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	8,330,062
Total weighted average shares outstanding	227,287,102	496,294,600
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$14,329	$14,329
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(121)	(121)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	9,245
Net income (loss) available to Class A shareholders	$14,208	$23,453
Weighted average shares outstanding	227,287,102	496,294,600
Basic and diluted net income (loss) per Class A share	$0.06	$0.05

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2012
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	191,179,684	191,179,684
Fully vested restricted Class A share units with dividend equivalent rights	8,227,416	8,227,416
Fully vested restricted Class A shares	602,720	602,720
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	315,793,563
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	200,009,820	515,803,383
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(29,540)	$(29,540)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(52)	(52)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(103)	(103)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(50,655)
Net income (loss) available to Class A shareholders	$(29,695)	$(80,350)
Weighted average shares outstanding	200,009,820	515,803,383
Basic and diluted net income (loss) per Class A share	$(0.15)	$(0.16)

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

	Three Months Ended March 31,
	2013	2012
Share Units	15,747,337	20,051,308

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2013	2012
Class A shares (public shareholders)	219,449,829	191,179,684
Restricted Class A shares (directors)	875,609	632,660
Restricted Class A share units (employees) (A)	6,961,664	8,227,416
Restricted Class A share units (employees) (B)	3,540,069	7,138,026
Fortress Operating Group units (Principals and one senior employee)	249,534,372	305,800,889
Fortress Operating Group RPUs (one senior employee)	9,874,075	20,326,008
Total	490,235,618	533,304,683

	As of March 31, 2013	As of December 31, 2012
Class A shares (public shareholders)	235,805,200	217,458,131
Restricted Class A shares (directors)	876,142	828,211
Restricted Class A share units (employees) (A)	561,070	555,646
Restricted Class A share units (employees) (B)	4,904,918	6,434,147
Fortress Operating Group units (Principals and one senior employee)	249,534,372	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	10,333,334
Total	491,681,702	485,143,841

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2013, 8.0 million existing RSUs and 10.3 million existing RPUs vested and the related Class A and Class B shares, as applicable, were delivered, or, in certain cases, will be delivered within six months of vesting pursuant to the plan documents. All of the treasury shares held at December 31, 2012 were issued to employees in connection with these deliveries. In March 2013, one senior employee exchanged an aggregate of 10.3 million FOG units and Class B shares for an equal number of Class A shares. A portion of the vested shares are generally sold to cover withholding tax requirements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Dividends and distributions during the three months ended March 31, 2013 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$13,298	$—	$13,298
Dividend equivalents on restricted Class A share
units (A)	—	609	—	609
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	28,708	6,217	3,467	9,684
Distributions to Fortress Operating Group RPU holders
(Note 7) (B)	1,188	257	144	401
Total distributions (C)	$29,896	$20,381	$3,611	$23,992

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and the RPU holder (one senior employee).

(C)	In the fourth quarter of 2012, Fortress declared $32.0 million of distributions, of which $2.1 million had not been paid as of March 31, 2013.

On May 1, 2013, Fortress declared a first quarter cash dividend of $0.06 per Class A share. The dividend is payable on May 17, 2013 to holders of record of Class A shares on May 14, 2013. The aggregate amount of this dividend payment is approximately $14.5 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million will be paid to holders of restricted Class A share units.

9. COMMITMENTS AND CONTINGENCIES

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2012.

General Partner Liability — Certain of Fortress’s consolidated subsidiaries act as the general partner of various Fortress Funds and accordingly have potentially unlimited liability for the obligations of the funds under applicable partnership law principles.  In the event that any such fund was to fall into a negative net equity position (Note 2), the full amount of the negative net equity would be recorded on the balance sheet of the general partner entity. Such amount would be recorded on the Fortress balance sheet in consolidation until it is legally resolved. While these entities are limited liability companies and generally have no material assets other than their general partner interests, these entities and Fortress may be subject to litigation in connection with such amounts if fund creditors choose to sue Fortress to seek repayment.  See “Litigation” below.

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2013 was $40.2 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2013, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $163.7 million as of March 31, 2013, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

April 1 to December 31, 2013	$18,650
2014	23,182
2015	20,703
2016	19,184
2017	2,333
2018	215
Thereafter	—
Total	$84,267

Rent expense, including operating expense escalations, during the three months ended March 31, 2013 and 2012 was $6.7 million and $5.4 million, respectively, and was included in General, Administrative and Other Expense.

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

c.	subtracting unrealized gains (or adding unrealized losses) on direct investments in publicly traded portfolio companies and in the Castles,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

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

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of March 31, 2013:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve	Current Year-to-Date Net DE Reserve	Inception-to-Date Net DE Reserve	Notes
Fund II	2,145	18 Quarters	$6,070	$(1,823)	$(1,167)	$4,903	(C)
Fund III	45,108	21 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	23 Quarters	10,041	—	—	10,041	(D)
Total	$57,294		$61,219	$(1,823)	$(1,167)	$60,052

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, Credit Opportunities Fund III, certain FCO Managed Accounts, Real Estate Opportunities Fund, Net Lease Fund I and Japan Opportunity Fund.

(B)	See Note 2.

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $3.9 million immediately prior to March 31, 2013. Based on the criteria determined by the CODM, management determined that a net reversal of $1.2 million of clawback reserve was appropriate.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the three months ended March 31, 2013, Fortress recorded $0.2 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of March 31, 2013, Fortress had $2.5 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2013, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $510.3 million, representing unrealized gains.

During the three months ended March 31, 2013, Fortress recorded a net reversal of $1.2 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2013 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $2.5 million.

Embedded Incentive Income

As of March 31, 2013, Fortress had $716.7 million of gross undistributed incentive income (Note 2), $630.0 million net of employee interests. Of the $716.7 million, $59.4 million has been recognized in distributable earnings. This amount represents hedge fund incentive income recorded during the three months ended March 31, 2013.

In addition, if Fortress had exercised all of its in-the-money Newcastle options (Note 3) and sold all of the resulting shares at their March 31, 2013 closing price, it would have recorded $68.5 million of gross additional distributable earnings, or $52.5 million net of employee interests.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

March 31, 2013 and the Three Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$32,888	$17,832	$23,023	$24,561	$25,191	$8,422	$—	$—	$131,917
Incentive income	2,783	—	32,252	33,157	47,403	—	—	—	115,595
Segment revenues - total	$35,671	$17,832	$55,275	$57,718	$72,594	$8,422	$—	$—	$247,512
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$21,563	$10,442	$27,369	$25,298	$21,028	$(1,049)	$—	$—	$104,651
Fund management distributable earnings (loss)	$21,563	$10,442	$24,632	$21,295	$20,399	$(1,049)	$—	$—	$97,282
Pre-tax distributable earnings (loss)	$21,563	$10,442	$24,632	$21,295	$20,399	$(1,049)	$3,210	$—	$100,492
Total segment assets	$62,575	$8,818	$44,828	$52,274	$29,730	$33,133	$1,559,732	$494,537	$2,285,627
								(A)

(A)	Unallocated assets include deferred tax assets of $386.8 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$29,658	$14,576	$20,167	$25,630	$21,878	$5,650	$—	$—	$117,559
Incentive income	4,695	—	6,292	30,242	11,234	—	—	—	52,463
Segment revenues - total	$34,353	$14,576	$26,459	$55,872	$33,112	$5,650	$—	$—	$170,022
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$22,295	$7,276	$4,768	$26,104	$2,675	$(2,518)	$—	$(566)	$60,034
Fund management distributable earnings (loss)	$22,294	$6,811	$4,291	$23,226	$2,675	$(2,518)	$—	$(566)	$56,213
Pre-tax distributable earnings (loss)	$22,294	$6,811	$4,291	$23,226	$2,675	$(2,518)	$904	$(566)	$57,117

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended
	March 31, 2013	March 31, 2012
Fund management distributable earnings	$97,282	$56,213
Investment income (loss)	5,489	5,206
Interest expense	(2,279)	(4,302)
Pre-tax distributable earnings	100,492	57,117

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(48,364)	(11,235)
Incentive income received from third parties, subject to contingent repayment	—	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	26,795	8,743
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	(1,107)
Incentive income from hedge funds, subject to annual performance achievement	(59,419)	(35,855)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	(1,823)	(3,589)
	(82,811)	(43,043)
Adjust other income
Distributions of earnings from equity method investees**	(4,554)	(1,517)
Earnings (losses) from equity method investees**	33,887	30,728
Gains (losses) on options in equity method investees	29,440	4,072
Gains (losses) on other investments	11,485	19,857
Impairment of investments (see discussion above)	213	84
Adjust income from the receipt of options	26,374	—
	96,845	53,224
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(16,089)	(59,647)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	655	1,291
	(15,434)	(58,356)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(11)	(11)
Adjust non-controlling interests related to Fortress Operating Group units	(50,785)	(3,623)
Adjust tax receivable agreement liability	(7,739)	(6,935)
Adjust income taxes	(26,228)	(27,913)
Total adjustments	(86,163)	(86,657)

Net Income (Loss) Attributable to Class A Shareholders	14,329	(29,540)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	52,977	5,393
Net Income (Loss) (GAAP)	$67,306	$(24,147)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

March 31, 2013
Total segment assets	$2,285,627
Adjust equity investments from segment carrying amount	(30,851)
Adjust investments gross of employees’ and others’ portion	38,153
Adjust goodwill and intangible assets to cost	(22,721)
Accrued incentive income subject to annual performance achievement	(59,419)
Total assets (GAAP)	$2,210,789

	Three Months Ended March 31,
	2013	2012
Segment revenues	$247,512	$170,022
Adjust management fees	125	125
Adjust incentive income	(82,811)	(43,354)
Adjust income from the receipt of options	26,374	—
Adjust other revenues (including expense reimbursements)*	53,155	44,865
Total revenues (GAAP)	$244,355	$171,658

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan
	Funds	Castles	Funds	Funds	Funds	Circle	Unallocated	Total
Three Months Ended March 31,
2013
Depreciation	$354	$126	$469	$1,343	$103	$58	$775	$3,228
Amortization	—	—	—	—	—	11	—	11
Total	$354	$126	$469	$1,343	$103	$69	$775	$3,239

2012
Depreciation	$422	$109	$506	$1,320	$97	$100	$913	$3,467
Amortization	—	—	—	—	—	11	—	11
Total	$422	$109	$506	$1,320	$97	$111	$913	$3,478

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In April 2013, Eurocastle (Note 3) completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle.

For an additional subsequent event, see Note 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended March 31, 2013.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities, other than FOE II (New) LP, are the obligors on Fortress’s credit agreement (Note 4). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of March 31, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$156,664	$541	$—	$88,752	$—	$245,957
Due from affiliates	232,528	1,463	(1,908)	114,550	(202,511)	144,122
Investments	1,314,271	175	(175)	531,889	(531,889)	1,314,271
Deferred tax asset	3,603	—	—	383,185	—	386,788
Other assets	100,608	751	—	18,292	—	119,651
	$1,807,674	$2,930	$(2,083)	$1,136,668	$(734,400)	$2,210,789
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$133,035	$1,823	$—	$—	$—	$134,858
Due to affiliates	171,954	2,540	(1,908)	349,499	(202,511)	319,574
Deferred incentive income	251,827	—	—	—	—	251,827
Debt obligations payable	—	—	—	109,453	—	109,453
Other liabilities	86,803	72	—	13,148	—	100,023
	643,619	4,435	(1,908)	472,100	(202,511)	915,735
Commitments and Contingencies
Equity
Paid-in capital	5,685,973	175	(175)	2,138,810	(5,685,973)	2,138,810
Retained earnings (accumulated deficit)	(4,584,622)	(1,680)	—	(1,472,249)	4,586,302	(1,472,249)
Accumulated other comprehensive income (loss)	(7,009)	—	—	(1,993)	7,009	(1,993)
Total Fortress shareholders' equity (B)	1,094,342	(1,505)	(175)	664,568	(1,092,662)	664,568
Principals' and others' interests in equity of consolidated subsidiaries	69,713	—	—	—	560,773	630,486
Total Equity	1,164,055	(1,505)	(175)	664,568	(531,889)	1,295,054
	$1,807,674	$2,930	$(2,083)	$1,136,668	$(734,400)	$2,210,789

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$142,823	$779	$—	$—	$—	$143,602
Management fees: non-affiliates	14,661	154	—	—	—	14,815
Incentive income: affiliates	31,357	—	—	—	—	31,357
Incentive income: non-affiliates	1,429	—	—	—	—	1,429
Expense reimbursements primarily from affiliates	44,273	6,295	—	—	—	50,568
Other revenues	2,584	—	—	1,749	(1,749)	2,584
	237,127	7,228	—	1,749	(1,749)	244,355
Expenses
Interest expense	2,259	15	—	1,770	(1,749)	2,295
Compensation and benefits	173,981	7,098	—	—	—	181,079
General, administrative and other	33,674	324	—	—	—	33,998
Depreciation and amortization	3,225	14	—	—	—	3,239
	213,139	7,451	—	1,770	(1,749)	220,611
Other Income (Loss)
Gains (losses)	41,275	—	—	—	—	41,275
Tax receivable agreement liability adjustment	—	—	—	(7,739)	—	(7,739)
Earnings (losses) from equity method investees	36,302	—	—	45,192	(45,192)	36,302
	77,577	—	—	37,453	(45,192)	69,838
Income (Loss) Before Income Taxes	101,565	(223)	—	37,432	(45,192)	93,582
Income tax benefit (expense)	(3,173)	—	—	(23,103)	—	(26,276)
Net Income (Loss)	$98,392	$(223)	$—	$14,329	$(45,192)	$67,306
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$2,192	$—	$—	$—	$50,785	$52,977
Net Income (Loss) Attributable to Class A Shareholders (B)	$96,200	$(223)	$—	$14,329	$(95,977)	$14,329

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$98,392	$(223)	$—	$14,329	$(45,192)	$67,306
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,225	14	—	—	—	3,239
Other amortization and accretion	288	—	—	—	—	288
(Earnings) losses from equity method investees	(36,302)	—	—	(45,192)	45,192	(36,302)
Distributions of earnings from equity method investees	18,411	—	—	—	—	18,411
(Gains) losses	(41,275)	—	—	—	—	(41,275)
Deferred incentive income	(26,795)	—	—	—	—	(26,795)
Deferred tax (benefit) expense	1,341	—	—	34,866	—	36,207
Adjustment of estimated forfeited non-cash compensation	12	—	—	—	—	12
Options received from affiliates	(26,374)	—	—	—	—	(26,374)
Tax receivable agreement liability adjustment	—	—	—	7,739	—	7,739
Equity-based compensation	9,597	—	—	—	—	9,597
Options in affiliates granted to employees	6,356	—	—	—	—	6,356
Allowance for doubtful accounts	73	—	—	—	—	73
Cash flows due to changes in
Due from affiliates	(86,515)	(29)	—	45,966	25,352	(15,226)
Other assets	23,210	(103)	—	(11,915)	—	11,192
Accrued compensation and benefits	5,350	113	—	—	—	5,463
Due to affiliates	(54,530)	16	—	65,273	(25,352)	(14,593)
Deferred incentive income	48,323		—	—	—	48,323
Other liabilities	31,950	(34)	—	91	—	32,007
Net cash provided by (used in) operating activities	(25,263)	(246)	—	111,157	—	85,648
Cash Flows From Investing Activities
Contributions to equity method investees	(237)	—	—	(39,237)	39,237	(237)
Distributions of capital from equity method investees	167,083	—	—	30,925	(30,925)	167,083
Purchase of fixed assets	(2,334)	—	—	—	—	(2,334)
Net cash provided by (used in) investing activities	164,512	—	—	(8,312)	8,312	164,512

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2013
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	—	—	—	(40,000)	—	(40,000)
Payment of deferred financing costs	(2,054)	—	—	—	—	(2,054)
Issuance (purchase) of Class A shares (RSU settlements)	(39,237)	—	—	39,237	—	—
Capital contributions (distributions)	39,237	—	—	—	(39,237)	—
Dividends and dividend equivalents paid	(31,409)	—	—	(13,423)	30,925	(13,907)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	320	—	—	—	—	320
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(52,804)	—	—	—	—	(52,804)
Net cash provided by (used in) financing activities	(85,947)	—	—	(14,186)	(8,312)	(108,445)
Net Increase (Decrease) in Cash and Cash Equivalents	53,302	(246)	—	88,659	—	141,715
Cash and Cash Equivalents, Beginning of Period	103,362	787	—	93	—	104,242
Cash and Cash Equivalents, End of Period	$156,664	$541	$—	$88,752	$—	$245,957

(A)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $55.6 billion in AUM as of March 31, 2013. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

The performance of our funds was strong in the first quarter of 2013, which led to an improvement in our operating results in comparison with the first quarter of 2012. In addition, we have continued significant capital raising within our funds and we have continued to improve our financial position. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of March 31, 2013, we managed the following businesses:

Private Equity — a business that manages approximately $15.5 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, Western Europe and Asia; and (ii) publicly traded permanent capital vehicles, which Fortress refers to as “Castles,” that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing rights.

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

Credit Funds — a business that manages approximately $12.7 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $21.9 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

•	Proximity to incentive income threshold: This is a measure of a fund's performance relative to the performance criteria it needs to achieve in order for us to earn incentive income.

Incentive income is calculated differently for the hedge funds and private equity funds, as described below.

•
We generally earn incentive income from hedge funds based on a straight percentage of the returns of each fund investor, since fund investors may enter the fund at different times. Incentive payments are made periodically, typically annually for the Fortress hedge funds. Once an incentive payment is made, it is not refundable. However, if a particular fund investor suffers a loss on its investment, either from the date of the Fund's inception or since the last incentive payment to the manager, this establishes a “high water mark” for that investor, meaning a threshold that has to be exceeded in order for us to begin earning incentive income again from that fund investor. Investors in the same fund could have different high water marks, in terms of both percentage return and dollar amount.

•
Since it is impractical to disclose this information on a fund investor-by-investor basis, it may be disclosed based on the following metrics: the percentage of fund investors who have a high water mark, and the aggregate dollar difference between the value of those fund investors' investments and their applicable aggregate high water mark. The investments held by fund investors who do not have a high water mark are eligible to generate incentive income for us on their next dollar earned.

•
We generally earn incentive income from private equity style funds based on a percentage of the net returns of the fund, subject to the achievement of a minimum return (the “preferred” return) to fund investors. Incentive income is generally paid as each investment in the fund is realized, subject to a “clawback.” At the termination of such a fund, a computation is done to determine how much incentive income we should have earned based on the fund's overall performance, and any incentive income payments received by us in excess of the amount we should have earned must be returned by us (or “clawed back”) to the fund for distribution to fund investors. Certain of our private equity style funds pay incentive income only after all of the fund's invested capital has been returned.

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status				Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?		(Refer to Note 2 to our consolidated financial statements)

Yes	Yes	No	-	The amount of previously distributed incentive income.
			-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	-	The amount of previously distributed incentive income.
			-	The "intrinsic clawback," which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.

-
The amount by which the total current fund value would have to increase as of the reporting date in order to reduce the intrinsic clawback to zero such that we would be in a position to earn additional incentive income from the fund in the future.

No	Yes	N/A	-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

No	No	N/A	-	The amount by which the total current fund value would have to increase as of the reporting date such that we would be in a position to earn incentive income from the fund in the future.

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

•
Profit sharing simply means that when profits increase, either of Fortress as a whole or of a specified component (such as a particular fund) of Fortress, employees receive increased compensation. In this way, employees' interests are aligned with Fortress's, employees can receive significant compensation when performance is good, and we are able to reduce expenses when necessary.

•
Equity-based compensation simply means that employees are paid in equity of Fortress rather than in cash. This form of compensation has the advantage of never requiring a cash expenditure, while aligning employees' interests with those of Fortress.

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

Understanding our Financial Statements

Balance Sheet

Our assets consist primarily of the following:

1)	Investments in our funds, recorded generally based on our share of the funds' underlying net asset value, which in turn is based on the estimated fair value of the funds' investments.

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility or other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash.

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

Essentially, the key components of our income are the fees we are earning from our funds in comparison to the compensation and other corporate expenses we are paying in cash, and the resulting operating margin. Other significant components include (i) the unrealized changes in value of our funds, reported as unrealized gains (losses) and earnings (losses) from equity method investees, as this is indicative of changes in potential future cash flows, (ii) taxes, and (iii) equity-based compensation, because it will eventually have a dilutive effect when the related shares are issued.

Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) Castles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle, and (vii) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

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

Management assesses the net performance of each segment based on its ''distributable earnings.'' Distributable earnings is not a measure of cash generated by operations that is available for distribution. Rather distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

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

Strong equity market conditions enable our private equity funds to increase the value, and effect realizations, of their portfolio company investments. In addition, strong equity markets make it generally easier for our funds that invest in equities to generate positive investment returns. The condition of debt markets also has a meaningful impact on our business. Several of our funds make investments in debt instruments, which are assisted by a strong and liquid debt market. In addition, our funds borrow money to make investments. Our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Furthermore, from time to time, we utilize debt to finance our investments in our funds and for working capital purposes.

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

Our hedge funds hold actively traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds at March 31, 2013, there was not a material risk to the performance of the company upon a default in such debt. However, the investments held by certain of our funds could be material to the individual performance of those funds and, therefore, our reputation. In addition, the potential for defaults on European sovereign debt may have negative impacts on the markets, which could have a material adverse impact on Fortress.

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

•
Conditions during the 2008 Recession resulted in significant declines in the values of our funds' investments. Our credit funds and liquid hedge funds have recovered these losses in aggregate in subsequent periods. Our private equity funds have recovered a substantial majority of these losses, but must satisfy minimum return requirements prior to generating incentive income. This has resulted in a significant reduction in our ability to generate incentive income from our existing traditional private equity funds and, in some cases, the possibility that we will be liable for so-called “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables, such as: the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, and the rate of preferential return earned by investors. See Note 2 to the consolidated financial statements included herein for more information.

•
Based on the above described recent improvements in the markets, our board of directors approved a revised dividend policy under which it reinstated a quarterly dividend beginning in the fourth quarter of 2011, which was increased in the fourth quarter of 2012. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

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

Recent reductions in interest rates, targeted at stimulating economic growth, as well as the reductions in asset values described above, have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased - and redemption requests appear to have decreased - relative to the conditions experienced during the 2008 Recession. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e. “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternatives industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As a historical leader in the alternative asset management sector based on the size, diversity and historical performance of our funds, we have been able to attract a significant amount of new capital even during the recent challenging market conditions. As illustrated in “Performance of our Funds” below, we have generated strong returns across most of our funds, and the performance of our more recent vintage private equity funds has rebounded significantly in recent periods. As a result, as illustrated in “Assets Under Management” below, we have been able to raise meaningful additional capital in various funds, including newly formed funds. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

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

Our liquid hedge funds engage in active trading. In the first quarter of 2013, volatile currency markets, led by the weakening in Japanese Yen, and surging global equity markets were favorable to the positions held by our liquid macro strategy hedge funds, which contributed to such funds' strong performance. See “— Performance of Our Funds.” The positive impact of these trends may not continue as these trends may change, or the positions held by the funds may be changed.

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

Market Considerations Summary

While market conditions in the United States and abroad have improved meaningfully over the last several years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. Many market participants remain concerned about the long-term health of the financial markets and the financial institutions and countries that participate in these markets.  If market conditions deteriorate in the future - particularly if there is another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, this development would negatively impact Fortress and our funds.

Although disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our ability to access debt and equity capital, both at Fortress and within the funds. No assurance can be given that future trends will not be disadvantageous to us, particularly if conditions deteriorate, or if generally improving conditions in our markets reverse.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit
	Funds (J)	Castles		Hedge Funds	PE Funds (J)	Logan Circle	Total
2013
AUM December 31, 2012	$10,611	$3,660	$5,060	$5,665	$7,749	$20,685	$53,430
Capital raised (A)	—	764	667	75	—	—	1,506
Increase in invested capital	170	—	—	—	390	—	560
Redemptions (B)	—	—	(341)	(46)	—	—	(387)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(139)	—	—	(139)
Return of capital distributions (E)	(173)	—	—	—	(964)	—	(1,137)
Adjustment for reset date (F)	—	—	—	—	—	—	—
Crystallized incentive income (G)	—	—	(65)	(123)	—	—	(188)
Net client flows (traditional)	—	—	—	—	—	1,153	1,153
Income (loss) and foreign exchange (H)	518	(55)	169	188	(134)	99	785
AUM March 31, 2013 (I)	$11,126	$4,369	$5,490	$5,620	$7,041	$21,937	$55,583

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2013. Redemptions are further detailed below.

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

(F)
The reset date of certain private equity or credit PE funds is an event determined by the earliest occurrence of (i) the first day following the expiration of the capital commitment period of a fund, (ii) a successor fund or entity draws capital contributions or charges management fees (not applicable to credit PE funds) or (iii) the date on which all unpaid capital obligations have been cancelled. For the period commencing with the initial closing of or contribution to the fund and ending on the last day of the semi-annual or quarterly period ending on or after the reset date, certain funds generate management fees as a percentage of the fund's capital commitments and certain funds generate management fees as a percentage of the fund's aggregate capital contributions. Thereafter, such funds generally generate management fees as a percentage of the aggregate capital contributed adjusted for the fair value of each investment that is below the associated investment's contributed capital.

(G)	Represents the transfer of value from investors (fee paying) to Fortress (non-fee paying) related to realized hedge fund incentive income.

(H)	Represents the change in fee-paying NAV resulting from realized and unrealized changes in the reported value of the fund.

(I)
AUM is presented mainly in reference to Fortress's ability to generate management fees. Note 2 to our consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 3 provides further information regarding Fortress's investments in the funds, including gains and losses thereon. The percentage of capital invested by Fortress across different funds varies.

(J)
As of March 31, 2013, the private equity funds and credit PE funds had approximately $0.8 billion and $5.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $1.4 billion is only available for follow-on investments, management fees and other fund expenses.

In April 2013, Eurocastle completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle.

Redemptions

Fortress's liquid hedge funds, other than the Fortress Partners Funds, are subject to varying redemption terms based on investor classes, but generally offer monthly or quarterly redemption terms. Redemption notices generally must be received in the period prior to payment.

Certain of Fortress's liquid managed accounts provide for management fees based on a leverage factor (which cannot go below 1.0) that is applied to net asset value, meaning that increasing or decreasing the leverage factor impacts management fees. Investors in these accounts may redeem their capital on a periodic basis similarly to the liquid hedge fund investors, and may also elect on a monthly basis to increase or decrease the leverage factor in their accounts. An election to decrease the leverage factor is treated similarly to a redemption request in the tables set forth below due to its impact on AUM.

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2013 redemption notice date is July 5, 2013 for redemptions to be paid in the first quarter of 2014.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2013 return of capital request notice date is October 3, 2013 for capital to be returned after December 31, 2013. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2008, 2009, 2010, 2011 and 2012 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2013 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2013	$147,617	$2,638	$144,979		$—	$—	$—
2012	1,482,907	1,430,874	52,463		248,402	76,800	186,024
2011	2,382,209	2,291,242	—		785,831	436,197	445,777
Prior			—	(A)			696,467	(A)
			$197,442	(B)			$1,328,268	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $156.0 million to be paid primarily within one quarter and $41.4 million to be paid in the first quarter of 2014 and thereafter. For credit hedge funds, reflects $1,328.3 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

We note that performance between the notice / request date and the payment date may result in differences between the amount of redemption notices / return of capital requests received and the ultimate payments. The table above reflects the actual notices / requests received, the actual payments made, and the actual remaining NAV of related investors. Therefore, the aggregate notices / requests received will not equal the total payments made plus the remaining outstanding notices / requests, due primarily to post-notice performance and redemption cancellations.

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	March 31, 2013
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	(A)	$—	$—	25.7%
Fund II	Jul-02	(A)	—	—	35.5%
Fund III	Sep-04	Jan-15	1,286	1,288	7.2%
Fund III Coinvestment	Nov-04	Jan-15	109	127	1.6%
Fund IV	Mar-06	Jan-17	3,042	2,592	3.5%
Fund IV Coinvestment	Apr-06	Jan-17	501	607	(0.4)%
Fund V	May-07	Feb-18	2,796	2,708	(0.5)%
Fund V Coinvestment	Jul-07	Feb-18	605	570	(8.8)%
GAGACQ Coinvestment Fund	Sep-04	Permanent	—	—	19.3%
FRID	Mar-05	Apr-15	786	458	(2.5)%
FRIC	Mar-06	May-16	169	113	(3.6)%
FICO	Aug-06	Jan-17	—	—	(100.0)%
FHIF	Dec-06	Jan-17	1,083	1,067	7.3%
FECI	Jun-07	Feb-18	434	446	(1.4)%
WWTAI	Jul-11	Jun-24	140	10	(C)
MSR Opportunities Fund IA	Aug-12	Aug-22	100	—	(C)
MSR Opportunities Fund IB	Aug-12	Aug-22	25	—	(C)

Continued on next page.

			AUM		Returns (B)
						Three Months Ended
	Inception		March 31,		Inception	March 31,
Name of Fund	Date	Maturity Date (A)	2013	2012	to Date (D)	2013	2012
Private Equity - Castles
Newcastle Investment Corp.	Jun-98	Permanent	$2,492	$1,294	N/A	12.3%	N/A
Eurocastle Investment Limited (E)	Oct-03	Permanent	1,877	1,916	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	342	398	8.7%	3.6%	5.8%
Fortress Macro Funds	May-09	Redeemable	1,699	1,733	7.9%	3.8%	6.2%
Fortress Macro MA1	Nov-11	Redeemable	224	54	15.3%	3.9%	(C)
Fortress Commodities Funds	Jan-08	Closed May-12	—	384	(1.4)%	N/A	(8.7)%
Fortress Commodities Fund MA1 Ltd	Nov-09	Closed Apr-12	—	89	(4.7)%	N/A	(6.6)%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	567	666	2.6%	2.2%	3.1%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	659	663	2.9%	3.1%	2.4%
Fortress Asia Macro Funds	Mar-11	Redeemable	686	211	12.9%	2.8%	5.8%
Fortress Convex Asia Funds	May-12	Redeemable	75	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	3,797	4,040	11.2%	4.0%	4.2%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,104	937	11.3%	3.4%	4.8%
Worden Fund	Jan-10	PE style redemption	208	183	12.6%	3.2%	5.4%
Worden Fund II	Aug-10	PE style redemption	32	18	10.9%	2.8%	4.4%
Value Recovery Funds and related assets	(G)	Non-redeemable	468	802	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	March 31, 2013
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$781	$1,225	26.7%
Credit Opportunities Fund II	Jul-09	Jul-22	837	1,122	19.0%
Credit Opportunities Fund III	Sep-11	Mar-24	785	360	(C)
FCO Managed Accounts	Sep-08 to Jun-10	Oct-21 to Jun-24	863	976	22.9%	(H)
FCO Managed Accounts (C)	Oct-10 to Jun-12	Apr-22 to Mar-27	522	257	(C)
Long Dated Value Fund I	Apr-05	Apr-30	186	194	4.3%
Long Dated Value Fund II	Nov-05	Nov-30	153	157	2.6%
Long Dated Value Fund III	Feb-07	Feb-32	104	197	8.0%
LDVF Patent Fund	Nov-07	Nov-27	16	16	8.9%
Real Assets Fund	Jun-07	Jun-17	90	102	9.1%
Japan Opportunity Fund	Jun-09	Jun-19	519	889	20.4%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	713	75	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	781	18	(C)
Net Lease Fund I	Jan-10	Feb-20	79	66	16.1%
Global Opportunities Fund	Sep-10	Sep-20	286	325	(C)
Life Settlements Fund	Dec-10	Dec-22	210	184	(C)
Life Settlements Fund MA	Dec-10	Dec-22	18	16	(C)
Real Estate Opportunities Fund	May-11	Sep-24	75	58	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	17	14	(C)
Subtotal - all funds			32,341	29,625
Managed accounts			1,305	723
Total - Alternative Investments			33,646	30,348
Logan Circle			21,937	16,084
Total (I)			$55,583	$46,432

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund I and Fund II have passed their contractual maturity dates and are in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 84% of our alternative investment AUM as of March 31, 2013. See "- Assets Under Management" above for a discussion of a potential change to Eurocastle Investment Limited's AUM.

(B)	Represents the following:
For private equity funds and credit PE funds, returns represent net annualized internal rates of return to limited partners after management fees and incentive allocations, and are computed on an inception to date basis consistent with industry standards. Incentive allocations are computed based on a hypothetical liquidation of the net assets of each fund as of the balance sheet date. Returns are calculated for the investors as a whole. The computation of such returns for an individual investor may vary from these returns based on different management fee and incentive arrangements, and the timing of capital transactions.
For Castles, returns represent the return on invested equity (ROE). ROE is not reported on an inception to date basis. Newcastle's 2012 ROE is not meaningful because Newcastle had minimal average book equity.
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

(H)	Accounts which fall within the description of Note (C) above for certain of the periods presented are excluded from the computations of returns for those periods.

(I)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II and GAGACQ Coinvestment Fund had zero AUM as of March 31, 2013 and 2012, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Three Months Ended March 31,		Variance
	2013	2012	$
	(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$143,602	$106,295	$37,307
Management fees: non-affiliates	14,815	11,389	3,426
Incentive income: affiliates	31,357	8,802	22,555
Incentive income: non-affiliates	1,429	307	1,122
Expense reimbursements primarily from affiliates	50,568	43,602	6,966
Other revenues	2,584	1,263	1,321
	244,355	171,658	72,697
Expenses
Interest expense	2,295	4,367	(2,072)
Compensation and benefits	181,079	183,379	(2,300)
General, administrative and other expense (including depreciation and amortization)	37,237	33,144	4,093
	220,611	220,890	(279)
Other Income (Loss)
Gains (losses)	41,275	24,622	16,653
Tax receivable agreement liability adjustment	(7,739)	(6,935)	(804)
Earnings (losses) from equity method investees	36,302	35,240	1,062
	69,838	52,927	16,911
Income (Loss) Before Income Taxes	93,582	3,695	89,887
Income tax benefit (expense)	(26,276)	(27,842)	1,566
Net Income (Loss)	$67,306	$(24,147)	$91,453
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$52,977	$5,393	$47,584
Net Income (Loss) Attributable to Class A Shareholders	$14,329	$(29,540)	$43,869

Factors Affecting Our Business

During the periods discussed herein, the following are significant factors that have affected our business and materially impacted our results of operations:

•changes in our AUM;
•level of performance of our funds; and
•changes in the size of our fund management and investment platform and our related compensation structure.

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

Average fee paying AUM, based on a simple quarterly average, was as follows:

	Private Equity			Credit
			Liquid Hedge	Hedge
Three Months Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
March 31, 2013	$10,869	$4,014	$5,275	$5,643	$7,395	$21,311	$54,507
March 31, 2012	$9,658	$3,196	$5,178	$5,984	$6,255	$14,804	$45,075

We note that, in certain cases, there are timing differences between an event's impact on average AUM and its impact on management fees earned. For instance, AUM is adjusted upon the occurrence of a private equity fund's reset date, but management fees are not impacted until the next contractual management fee calculation date (generally semi-annual).

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

In determining our segment measure of operations, distributable earnings, we generally recognize private equity style incentive income when gains are realized and hedge fund incentive income based on current returns, and we recognize our employees' share of this income as compensation expense at the same time. In contrast, GAAP requires that we likewise recognize the compensation when incurred, but we must defer the recognition of the revenue until all contingencies, primarily minimum returns over the lives of the private equity style funds and annual performance requirements of the hedge funds, are resolved - regardless of the probability of such returns being met. As a result, when we have significant PE style realizations or positive returns in interim periods in our hedge funds, which we regard as positive events, the related incentive income impact improves our segment distributable earnings while reducing our GAAP results for the same period.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 952 asset management employees as of March 31, 2012, to 993 asset management employees as of March 31, 2013. Additionally, we have 976 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities).

Revenues

Three months ended March 31

Total revenues were $244.4 million for the three months ended March 31, 2013, a net increase of $72.7 million, compared to $171.7 million for the three months ended March 31, 2012. The increase in revenues was attributable to (i) increases of $37.3 million and $3.4 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $22.6 million and $1.1 million in incentive income from affiliates and non-affiliates, respectively, (iii) an increase of $7.0 million in expense reimbursements from affiliates, and (iv) an increase of $1.3 million in other revenues.

The increase in management fees from affiliates of $37.3 million was primarily due to increases in average fee paying AUM, based on a simple quarterly average, in our private equity funds, Castles, and credit PE funds of $1.2 billion, $0.8 billion, and $1.1 billion, respectively, and an increase of $26.4 million in management fees due to Newcastle options granted to Fortress during the three months ended March 31, 2013.

The increase in management fees from non-affiliates of $3.4 million was primarily related to an increase in average fee paying AUM, based on a simple quarterly average, of $0.5 billion and $6.5 billion in our liquid hedge fund managed accounts and Logan Circle, respectively. This increase was partially offset by a decrease of $1.3 million in management fees from non-affiliates due to certain investments within Castles concluding in the first quarter of 2012.

The increase in incentive income from affiliates of $22.6 million was primarily attributable to (i) an increase of $8.6 million of incentive income from our credit PE funds, related to designated tax distributions which are no longer subject to clawback, (ii) an increase of $2.9 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on distributions from redeeming capital accounts (“RCA”), which represent accounts where investors have provided withdrawal notices and receive payout as underlying fund investments are realized, and (iii) an increase of $10.5 million of incentive income recognized from Fund II as a result of a realization event and the fund reaching its maturity date during the three months ended March 31, 2013, which resulted in the recognition of income as certain contingencies for repayment were resolved.

The $1.1 million increase in incentive income from non-affiliates was primarily related to crystallized incentive income from our liquid managed accounts.

The increase in expense reimbursements from affiliates of $7.0 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds, the most significant of which related to our senior living property manager, for the three months ended March 31, 2013 as compared to the prior comparative period. The $1.3 million increase in other revenues was primarily related to an increase in servicing fees.

Expenses

Three months ended March 31

Expenses were $220.6 million for the three months ended March 31, 2013, a net decrease of $0.3 million, compared to $220.9 million for the three months ended March 31, 2012. The decrease was attributable to decreases of (i) $2.1 million in interest expense, (ii) $2.3 million in compensation and benefits, and (iii) $0.2 million in depreciation and amortization. These decreases were partially offset by a net increase of $4.3 million in general, administrative and other expenses.

The decrease in interest expense of $2.1 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the three months ended March 31, 2013, as compared to the prior period.

Total compensation and benefits decreased primarily due to a $51.4 million decrease in equity-based compensation, partially offset by (i) a $37.6 million increase in profit-sharing expenses related to our credit PE funds, credit hedge funds, liquid hedge funds, Principal Performance Payments, and Castles, (ii) an $8.7 million increase in other payroll, taxes, and benefits, and (iii) a $2.8 million increase in discretionary bonus accruals. The $51.4 million decrease in equity-based compensation was primarily due to the full vesting of 8.0 million existing RSUs and 10.3 million existing RPUs in January 2013. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. The $8.7 million increase in other payroll, taxes and benefits was the result of an increase in headcount and the formation of a senior living property management business in July 2012.

The increase in general, administrative and other expenses was primarily due to (i) $2.3 million of placement fees related to a private equity fund, (ii) an increase in professional fees of $0.8 million, and (iii) an increase of $0.7 million in other general and administrative expenses.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2013 of $57.8 million with a weighted average recognition period of 2.5 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 7 to our consolidated financial statements contained herein. We note the following with respect to profit-sharing expense:

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

Other Income (Loss)

Three months ended March 31

Other Income (Loss) was $69.8 million for the three months ended March 31, 2013, a net increase of $16.9 million, compared to $52.9 million for the three months ended March 31, 2012. This increase was primarily attributable to (i) a significant increase in gains associated with increases in net unrealized gains primarily related to our direct investments in Newcastle options and Eurocastle convertible debt and (ii) better performance resulting in an increase in earnings from equity method investees with respect to our investments in our private equity funds, and liquid hedge funds, partially offset by a decrease in earnings from credit hedge and credit PE funds for the three months ended March 31, 2013 relative to the prior comparative period. These increases were partially offset by an increase in the expense associated with the tax receivable agreement liability.

Income Tax Benefit (Expense)

Three months ended March 31

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the three months ended March 31, 2013 and 2012, Fortress recognized income tax expense (benefit) of $26.3 million and $27.8 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Three Months Ended March 31, 2013 vs. 2012
Change in pre-tax income applicable to Class A Shareholders (A)	$15,049
Change in foreign and state income taxes	1,520
Change in mix of business (B)	(3,294)
Change in deferred tax asset-impact of equity compensation vesting (C)	(3,251)
Change in deferred tax asset valuation allowance and related adjustments	(11,596)
Other	6
Total change (D)	$(1,566)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
From the first three months of 2012 to the first three months of 2013, a lesser proportion of our total income was subject to corporate tax. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Three Months Ended March 31

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $5.4 million to $53.0 million, an increase of $47.6 million, primarily attributable to (i) an increase of $54.5 million resulting from a $90.3 million increase in Fortress Operating Group consolidated net income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, (ii) a decrease of $7.3 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $0.4 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

Distributable earnings is described in Note 10 to Part I, Item 1, “Financial Statements — Segment Reporting.” Furthermore, a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods, is disclosed therein.

“Distributable earnings” for the existing Fortress businesses is equal to net income (loss) attributable to Fortress's Class A shareholders adjusted as follows:

Incentive Income

(i)
a.    for Fortress Funds which are private equity funds and credit PE funds, adding (a) incentive income paid (or declared as a distribution) to Fortress, less an applicable reserve for potential future clawbacks if the likelihood of a clawback is deemed greater than remote by Fortress's chief operating decision maker as described below (net of the reversal of any prior such reserves that are no longer deemed necessary), minus (b) incentive income recorded in accordance with GAAP,

b.
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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment revenues
Management Fees	$32,888	$29,658	$3,230
Incentive Income	2,783	4,695	(1,912)
Segment revenues — total	$35,671	$34,353	$1,318
Pre-tax distributable earnings	$21,563	$22,294	$(731)

Three months ended March 31

Pre-tax distributable earnings decreased by $0.7 million primarily due to:

Revenues

Management fees were $32.9 million for the three months ended March 31, 2013, a net increase of $3.2 million, compared to $29.7 million for the three months ended March 31, 2012. Management fees increased by $3.2 million due to (i) a net increase of $2.3 million in management fees primarily from Fund IV, Fund V and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the three months ended March 31, 2013, (ii) an increase of $0.5 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013 and (iii) an increase of $0.4 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows.

Incentive income was $2.8 million for the three months ended March 31, 2013, a net decrease of $1.9 million, compared to $4.7 million of incentive income recognized for the three months ended March 31, 2012. Incentive income decreased by $1.9 million primarily as a result of a reversal of $2.8 million and $3.6 million of previously recognized reserves for the potential clawback of incentive income from Fund II during the three months ended March 31, 2013 and 2012, respectively, and the recognition of $1.1 million in incentive income for the three months ended March 31, 2012 as a result of a realization event that occurred in Fund I.

Expenses

Expenses were $14.1 million for the three months ended March 31, 2013, a net increase of $2.0 million, compared to $12.1 million for the three months ended March 31, 2012.  The net increase of $2.0 million in expenses was primarily attributable to a net increase of $2.5 million in general and administrative and allocable expenses, primarily related to placement fees associated with capital raises, and a net increase of $0.2 million in compensation and benefits expense. These increases were partially offset by a $0.7 million decrease in profit sharing compensation expenses primarily related to the decrease in the amount of reversal of the Fund II clawback reserve for the three months ended March 31, 2013 as compared to prior comparative period as mentioned above.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment revenues
Management Fees	$17,832	$14,576	$3,256
Incentive Income	—	—	—
Segment revenues — total	$17,832	$14,576	$3,256
Pre-tax distributable earnings	$10,442	$6,811	$3,631

Three months ended March 31

 Pre-tax distributable earnings increased by $3.6 million primarily due to:

Revenues

Management fees were $17.8 million for the three months ended March 31, 2013, a net increase of $3.2 million, compared to $14.6 million for the three months ended March 31, 2012. Management fees increased by $3.2 million primarily as a result of a $3.8 million increase due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first quarter of 2013, and a $0.9 million increase in property management fees for the three months ended March 31, 2013 related to the senior living property management business which launched in July 2012. These increases were partially offset by a $1.5 million decrease in management fees due to certain investments within Castles concluding in the first quarter of 2012, as well as changes in foreign currency exchange rates.

Expenses

Expenses were $7.4 million for the three months ended March 31, 2013, a net decrease of $0.4 million, compared to $7.8 million for the three months ended March 31, 2012. The decrease of $0.4 million in expenses were primarily attributable to a $0.5 million net decrease in compensation and benefits expense primarily due to a decrease in the average headcount for Eurocastle and a $0.5 million decrease in accruals for Principal Performance Payments. These decreases were partially offset by a $0.6 million net increase in general and administrative expenses and allocable expenses.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment revenues
Management Fees	$23,023	$20,167	$2,856
Incentive Income	32,252	6,292	25,960
Segment revenues - total	$55,275	$26,459	$28,816
Pre-tax distributable earnings	$24,632	$4,291	$20,341

Three months ended March 31

Pre-tax distributable earnings increased by $20.3 million primarily due to:

Revenues

Management fees were $23.0 million for the three months ended March 31, 2013, a net increase of $2.8 million, compared to $20.2 million for the three months ended March 31, 2012. Management fees increased by $2.8 million primarily due to net increases of $2.9 million and $2.7 million in management fees from the Fortress Macro Funds (including related managed accounts) and the Fortress Asia Macro Funds (including related managed accounts), respectively, primarily as a result of an increase in net capital inflows and positive performance. These increases were partially offset by a $2.5 million decrease in management fees due to closing of the Fortress Commodities Funds (including related managed accounts) in the second quarter of 2012, and $0.3 million and $0.2 million net decreases in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $32.3 million for the three months ended March 31, 2013, an increase of $26.0 million, compared to $6.3 million for the three months ended March 31, 2012. Incentive income increased by $26.0 million primarily due to an increase of $22.6 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as substantially all capital met or exceeded its high water mark in 2013 and generated subsequent positive performance. The increase in incentive income was also due to increases of $2.5 million and $0.8 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) and Drawbridge Global Macro Funds, respectively, primarily due to all capital remaining above their high water mark in 2013 and positive performance for the three months ended March 31, 2013.

Expenses

Expenses were $30.6 million for the three months ended March 31, 2013, a net increase of $8.5 million, compared to $22.2 million for the three months ended March 31, 2012. The increase of $8.5 million in expenses was primarily attributable to (i) an increase of $6.7 million in profit sharing compensation expense, (ii) an increase of $2.3 million in accruals for Principal Performance Payments, and (iii) an increase of $0.7 million in compensation and benefits expense. These increases were partially offset by a net decrease of $1.1 million in general and administrative expenses and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment revenues
Management Fees	$24,561	$25,630	$(1,069)
Incentive Income	33,157	30,242	2,915
Segment revenues - total	$57,718	$55,872	$1,846
Pre-tax distributable earnings	$21,295	$23,226	$(1,931)

Three months ended March 31

Pre-tax distributable earnings decreased by $1.9 million primarily due to:

Revenues

Management fees were $24.6 million for the three months ended March 31, 2013, a net decrease of $1.0 million, compared to $25.6 million for the three months ended March 31, 2012. Management fees decreased by $1.0 million primarily due to a $0.7 million decrease in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012, and a $0.5 million net decrease in management fees from the Drawbridge Special Opportunities Funds as a result of net capital outflows due to redemptions and RCA distributions. These decreases were partially offset by an increase of $0.1 million in management fees from the Worden Funds as a result of net capital inflows.

Incentive income, which is determined on a fund-by-fund basis, was $33.2 million for the three months ended March 31, 2013, a net increase of $3.0 million, compared to $30.2 million for the three months ended March 31, 2012. Incentive income increased by $3.0 million primarily due to a net increase of $4.0 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to RCA distributions during the three months ended March 31, 2013. This increase was partially offset by a $0.7 million decrease in incentive income generated by the Worden Funds primarily due to lower returns as compared to the prior comparative period and a $0.3 million decrease in incentive income from other investments.

Expenses

Expenses were $36.4 million for the three months ended March 31, 2013, a net increase of $3.8 million, compared to $32.6 million for the three months ended March 31, 2012. The increase of $3.8 million in expenses was primarily attributable to (i) an increase of $3.6 million in profit sharing compensation expense, (ii) an increase of $2.1 million in compensation and benefits expense, and (iii) an increase of $1.1 million in accruals for Principal Performance Payments. These increases were partially offset by a decrease of $3.1 million in general and administrative expenses and allocable expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment Revenues
Management Fees	$25,191	$21,878	$3,313
Incentive Income	47,403	11,234	36,169
Segment revenues - total	$72,594	$33,112	$39,482
Pre-tax distributable earnings	$20,399	$2,675	$17,724

Three months ended March 31

Pre-tax distributable earnings increased by $17.7 million primarily due to:

Revenues

Management fees were $25.2 million for the three months ended March 31, 2013, a net increase of $3.3 million, compared to $21.9 million for the three months ended March 31, 2012. Management fees increased by $3.3 million primarily due to a $7.8 million net increase in management fees primarily due to net capital calls or additional commitments made after the first quarter of 2012, most notably in Japan Opportunity Fund II, Credit Opportunities Fund III and FCO Managed Accounts. These increases in management fees were partially offset by (i) a $2.8 million decrease in management fees primarily in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II attributable to net capital distributions, and (ii) a $1.5 million decrease in management fees in Japan Opportunity Fund due to expiration of its capital commitment period in June 2012.

Incentive income was $47.4 million for the three months ended March 31, 2013, a net increase of $36.2 million, compared to $11.2 million for the three months ended March 31, 2012. Incentive income increased by $36.2 million primarily due to an increase of $36.6 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result an increase in distributions generated by realizations events, and a net increase of $0.7 million in incentive income generated by the Japan Opportunity Funds. These increases were partially offset by decreases of $0.6 million and $0.5 million in incentive income generated by the Real Assets Funds and Long Dated Value Funds, respectively, for the three months ended March 31, 2013, as compared to the prior comparative period.

Expenses

Expenses were $52.2 million for the three months ended March 31, 2013, a net increase of $21.8 million, compared to $30.4 million for the three months ended March 31, 2012. The increase of $21.8 million in expenses was primarily attributable to (i) an increase of $17.0 million in profit sharing compensation expense, (ii) an increase of $6.1 million in general and administrative expenses and allocable expenses, and (iii) an increase of $0.6 million in accruals for Principal Performance Payments. These increases were partially offset by a $1.9 million decrease in compensation and benefits expense.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Segment Revenues
Management Fees	$8,422	$5,650	$2,772
Incentive Income	—	—	—
Segment revenues - total	$8,422	$5,650	$2,772
Pre-tax distributable earnings (loss)	$(1,049)	$(2,518)	$1,469

Three months ended March 31

Pre-tax distributable loss decreased by $1.5 million primarily due to:

Revenues

Management fees were $8.4 million for the three months ended March 31, 2013, a net increase of $2.7 million, compared to $5.7 million for the three months ended March 31, 2012. Management fees increased $2.7 million due to an increase in AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $9.5 million for the three months ended March 31, 2013, a net increase of $1.3 million, compared to $8.2 million for the three months ended March 31, 2012. The increase of $1.3 million in expenses was primarily attributable to a net increase of $0.7 million in compensation and benefits expense, and a net increase of $0.6 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle during the three months ending March 31, 2013 as compared to the prior comparative period.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$
Pre-tax distributable earnings (loss)	$3,210	$904	$2,306

Three months ended March 31

Pre-tax distributable income increased by $2.3 million primarily due to:

•
a $1.6 million increase in net investment income from realizations and the performance of our investments in our funds. The $1.6 million net increase in investment income was due to a net increase of $3.0 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, partially offset by a net decrease of $1.4 million attributable to our investments in our hedge funds for the three months ended March 31, 2013 as compared to the prior comparative period;

•
 a $0.1 million decrease in net investment income primarily as a result of an increase in recorded impairments with respect to our special investments in our hedge funds for the three months ended March 31, 2013 as compared to the prior comparative period;

•
a $2.0 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the three months ended March 31, 2013 as compared to the prior comparable period;

•
a $0.2 million increase in net investment income primarily due to the receipt of dividend income earned from a private investment for the three months ended March 31, 2013 and an increase in dividend income from our direct investment in Newcastle common stock for the three months ended March 31, 2013, as compared to the prior comparative period; and

•	a $1.6 million decrease in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2013:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund I	$37	$—	$37	N/A
Fund II	1,596	—	1,596	N/A
Fund III and Fund III Coinvestment	14,183	3,530	10,653	N/A
Fund IV and Fund IV Coinvestment	139,452	61,875	77,577	N/A
Fund V and Fund V Coinvestment	156,573	70,697	85,876	N/A
Long Dated Value Funds	19,171	13,196	5,975	N/A
Real Assets Funds	21,105	8,261	12,844	N/A
Credit Opportunities Funds	71,210	37,860	33,350	N/A
Mortgage Opportunities Funds	4,877	—	4,877	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	13,080	10,202	2,878	N/A
WWTAI	2,940	2,815	125	N/A
Real Estate Opportunities Funds	2,169	2,000	169	N/A
MSR Opportunities Funds	22	22	—	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	11,241	2,880	8,361	N/A
Brookdale (NYSE: BKD)	36,302	8,136	28,166	N/A
Private investment #1	262,149	207,357	54,792	N/A
Private investment #2	106,210	44,770	61,440	N/A
Castles
Eurocastle (EURONEXT: ECT)	3,755	77	3,678	N/A
Newcastle (NYSE: NCT)	11,584	667	10,917	N/A
Other
Hedge fund side pocket investments	108,370	70,437	39,788	(1,855)
Direct investments	138,486	71,991	67,181	(686)
Total	$1,124,512	$616,773	$510,280	$(2,541)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $39.2 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $19.1 million of private equity general and administrative expenses had been advanced on behalf of certain funds. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these delinquencies continue or worsen, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds and credit PE funds, which are subject to restrictions and to management's judgment regarding the optimal timing of the monetization of underlying investments, as well as dates specified in our hedge funds' operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management's judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $246.0 million at March 31, 2013, our available draws under our credit facility of $147.1 million as of March 31, 2013, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our credit arrangements, industry and market trends and performance, the availability of capital and our counterparties' policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current, depressed level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of March 31, 2013, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2013 consisted of the following (in thousands).

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID	812
FHIF	8,089
FECI	1,551
WWTAI	4,757
MSR Opportunities Fund IA	39
MSR Opportunities Fund IB	39
A&K Global Health	500
Starcastle	564

Credit PE Funds
Credit Opportunities Fund	6,720
Credit Opportunities Fund II	6,084
Credit Opportunities Fund III	17,046
FCO Managed Accounts	51,394
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	27
Real Assets Fund	21,088
Japan Opportunity Fund	2,985
Japan Opportunity Fund II	15,389
Net Lease Fund I	183
Global Opportunities Fund	2,071
Life Settlements Fund	82
Life Settlements Fund MA	54
Real Estate Opportunities Fund	4,080
Real Estate Opportunities REOC Fund	170
Karols Development Co	7,224
Other	272
Total	$163,683

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows (in thousands):

April 1 to December 31, 2013	$18,650
2014	23,182
2015	20,703
2016	19,184
2017	2,333
2018	215
Thereafter	—
Total	$84,267

Debt Obligations

As of March 31, 2013, our debt obligations consisted of our credit agreement and promissory note, as described below.

In February 2013, we entered into a new $150.0 million revolving credit facility (the “2013 Credit Agreement”) with a $15.0 million letter of credit subfacility. The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the 2013 Credit Agreement, approximately $2.3 million of fees and expenses were incurred.

Increases in the interest rate on our debt obligations under the 2013 Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, our liquidity.

The following table presents information regarding our debt obligations (dollars in thousands):

	Face Amount and Carrying Value		Contractual	Final	March 31, 2013
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb-16	$147,094
Promissory note (D)	109,453	149,453	5.00%	Feb-14	N/A
Total	$109,453	$149,453

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.9 million was utilized.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a former Principal in exchange for his equity interests in Fortress.

During the three months ended March 31, 2013, the average face amount of our outstanding debt was approximately $141.9 million and the highest face amount outstanding at one time during this period was $149.5 million. During this period, we did not incur any new short-term borrowings.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $375.8 million to FIG Corp., pursuant to a demand note. As of March 31, 2013, the outstanding balance was approximately $270.1 million, including unpaid interest. In addition, as of March 31, 2013, the Registrant owed Fortress Operating Group $88.0 million, which has subsequently been repaid. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2013 Credit Agreement as of March 31, 2013.

	March 31, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$40,737	(A)
Consolidated Leverage Ratio	≤	2.00	0.19	(B)
Consolidated Fixed Charge Coverage Ratio	≥	4.00	23.86	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the 2013 credit agreement.

(B)
The consolidated leverage ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ EBITDA, as defined. The consolidated interest coverage ratio is equal to the quotient of (A) the trailing four quarters' EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the 2013 Credit Agreement. Adjusted Net Funded Indebtedness and EBITDA are computed as shown below (in millions). EBITDA, as defined, is impacted by the same factors as distributable earnings, except EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

Twelve Months Ended March 31, 2013
Fortress Investment Group LLC net income	$122.2
Depreciation and amortization, interest expense and income taxes	66.2
Extraordinary or non-recurring gains and losses	1.9
Incentive Income Adjustment	38.0
Other Income Adjustment	(271.2)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	178.4
Non-controlling interest and tax receivable agreement Adjustments at FIG Corp.	189.8
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	1.4
EBITDA	$326.7
Interest charges	$13.7

March 31,
2013
Outstanding debt *	$109.7
Plus: Outstanding letters of credit	2.9
Less: Cash (up to $50 million)	(50.0)
Adjusted Net Funded Indebtedness	$62.6

* Includes $0.3 million of insurance financing.

The foregoing summary is not complete and is qualified in its entirety by reference to the 2013 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is incorporated by reference herein.

Dividends / Distributions

On May 1, 2013, we declared a first quarter cash dividend of $0.06 per Class A share. The dividend is payable on May 17, 2013 to holders of record of our Class A shares on May 14, 2013. The aggregate amount of this dividend payment is approximately $14.5 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million will be paid to holders of restricted Class A share units.

On February 26, 2013, we declared a fourth quarter cash dividend of $0.06 per Class A share. The dividend was payable on March 15, 2013 to holders of record of our Class A shares on March 12, 2013. The aggregate amount of this dividend payment was approximately $13.3 million. In connection with this dividend, dividend equivalent payments of approximately $0.6 million were paid to holders of restricted Class A share units.

During the three months ended March 31, 2013, Fortress Operating Group declared distributions of $10.1 million to the principals and one senior employee.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable.

As described above in ''— Results of Operations,'' our AUM has changed throughout the periods reflected in our financial statements included in this Quarterly Report on Form 10-Q. This change is a result of the Fortress Funds raising and investing capital, and generating gains from investments, offset by redemptions, capital distributions and losses.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $85.6 million and $(103.2) million during the three months ended March 31, 2013 and 2012, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees increased by $41.8 million from $117.6 million in 2012 to $159.4 million in 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2012 to 2013 (private equity funds increased by $1.2 billion, Castles increased by $0.8 billion, liquid hedge funds increased by $0.1 billion, credit hedge funds decreased by $(0.3) billion, credit PE funds increased by $1.1 billion, and Logan Circle increased by $6.5 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $39.2 million of management fees that were past due at March 31, 2013, as opposed to $132.3 million at March 31, 2012, as discussed in “— Liquidity and Capital Resources” above.
Incentive income is calculated as a percentage of profits earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $60.1 million increase in cash incentive income received was mainly due to increased realizations within the credit PE funds in 2013.

Cash received as Distributions of Earnings from Equity Method Investments increased $6.8 million from 2012 as a result of realization events within certain funds.

Cash paid for compensation decreased by $75.2 million from the three months ended March 31, 2012 to March 31, 2013. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2013 and 2012 primarily related to bonuses and profit sharing earned in 2012 and 2011, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Investing Activities

Our net cash flow provided by (used in) investing activities was $164.5 million and $98.6 million during the three months ended March 31, 2013 and 2012, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(0.2) million and $(6.9) million during the three months ended March 31, 2013 and 2012, respectively, (ii) distributions of capital from equity method investees of $167.1 million and $109.0 million during these periods, respectively, and (iii) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of $(2.3) million and $(3.6) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(108.4) million and $(79.9) million during the three months ended March 31, 2013 and 2012, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($36.4) million and ($39.3) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($16.4) million and ($21.6) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.3 million and $0.02 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(13.9) million and $(10.3) million during these periods, respectively, and (v) our net borrowing and repayment activity, including payments for deferred financing costs.

Critical Accounting Policies

Consolidation

For those entities in which it has a variable interest, Fortress first determines whether the entity is a VIE. This determination is made by considering whether the entity's equity investment at risk is sufficient and whether the entity's at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who, considering the involvement of related parties and de facto agents, has (i) the power to direct the activities of the VIE that most significantly affect its economic performance, and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This evaluation is updated continuously.

For investment companies and similar entities, the primary beneficiary of a VIE is the party who, considering the involvement of related parties and de facto agents, absorbs a majority of the VIE's expected losses or receives a majority of the expected residual returns, as a result of holding a variable interest. This evaluation is also updated continuously.

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

As of March 31, 2013, the investment vehicles in which Fortress held an interest were comprised of 46 VIEs and 111 non-VIEs.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

Profit Sharing Arrangements

Pursuant to employment arrangements, certain of Fortress's employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

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

Valuation of Investments

Our investments in the Fortress Funds are recorded based on the equity method of accounting. The Fortress Funds themselves apply specialized accounting principles for investment companies. As such, our results are based on the reported fair value of the investments held by the funds as of the reporting date with our pro rata ownership interest (based on our principal investment) in the changes in each fund's NAV reflected in our results of operations. Fair value generally represents the amount at which an investment could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We are the manager of these funds and in certain cases participate in the valuation of underlying investments, many of which are illiquid and/or without a public market. The fair value of these investments is generally estimated based on either values provided by independent valuation agents, who use their own proprietary valuation models, or proprietary models developed by us, which include discounted cash flow analyses, public market comparables, and other techniques and may be based, at least in part, on independently sourced market parameters. The material estimates and assumptions used in these models include the timing and expected amount of cash flows, the appropriateness of discount rates used, and, in some cases, the ability to execute, timing of, and estimated proceeds from expected financings. Significant judgment and estimation goes into the selection of an appropriate valuation methodology as well as the assumptions which generate these models, and the actual values realized with respect to investments could be materially different from values obtained based on the use of those estimates. The valuation methodologies applied impact the reported value of our investments in the Fortress Funds in our consolidated financial statements.

With respect to valuation information provided by independent valuation agents, or pricing services, Fortress performs procedures to verify that such information is reasonable and determined in accordance with GAAP, and that the information is properly classified in the valuation hierarchy. Depending on the circumstances, these procedures generally include the following: (i) using established procedures to assess and approve agents, and their valuation methodologies, prior to their selection, (ii) obtaining a report from an independent auditing firm regarding the reliability of the internal controls of the agent (formerly known as a “SAS 70 review”), if available, (iii) performing due diligence on the agent's processes and controls, including developing an understanding of the agent's methodologies, (iv) obtaining broker quotations and/or performing an internal valuation in order to gauge the reasonableness of the information provided by the agent, (v) challenging the information provided, as appropriate, and (vi) performing back-testing of valuation information against actual prices received in transactions.

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

If it is likely that a borrower will not be able to repay a loan in full, the loan may be valued by estimating how much the borrower will be able to repay based on obtaining refinancing from a new lender. Under this method, the borrower's business must be examined in detail, and then compared to known loans in the market to estimate how much the borrower will likely be able to borrow, and therefore repay under the existing loan. If the amount likely to be able to be refinanced is less than the total payments due under the loan, the fair value of the loan will be reduced.

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

Traditional Asset Management Business

Investments made within this business are valued in a consistent manner with our funds' policies as described above.

Sensitivity

Changes in the fair value of our funds’ investments would impact our results of operations as described in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2013. As of March 31, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	12%	5%	59%	88%	5%	4%	7%
2. Other observable market parameters	17%	23%	26%	12%	1%	1%	10%
3. Significant unobservable market parameters (A)	71%	72%	15%	—%	94%	95%	83%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 51% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of March 31, 2013, $11.4 billion of investments in our private equity funds, $1.3 billion of investments in our liquid hedge funds, $8.0 billion of investments in our credit hedge funds, and $7.5 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2013, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.1million or ($4.6 million) (A)	$1.3 million or ($1.3 million)	$14.5 million ($14.5 million)	$0.1 million or ($0.8 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$59.4 million or ($59.4 million)	$10.1 million or ($10.1 million)	$2.7 million or ($2.7 million)	$11.6 million or ($11.6 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2013, $3.9 billion of such portfolio companies valued at level 3 were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2013 is the current reset date.

(B)
Private equity fund and credit PE fund incentive income would be unchanged as it is not recognized until received and all contingencies are resolved. Furthermore, incentive income would be based on the actual price realized in a transaction, not based on a valuation.

(C)
Hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

Income Taxes

FIG Corp. has recorded a significant deferred tax asset, primarily in connection with our initial public offering and related transactions. These transactions resulted in the basis of Fortress Operating Group's net assets being in excess of its book basis, which will result in future tax deductions. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals.

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

2009	$24.8
2010	$77.6
2011	$53.5
2012: Estimated	$68.1
2013: Estimated	$46.6

2014 - 2021: Average Required	$80.4

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

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 7 to Part I, Item 1, “Financial Statements — Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

The volatility assumption used in valuing certain awards, as described below, was based on five-year historical stock price volatilities observed for a group of comparable companies, since we did not have sufficient historical share performance to use our own historical volatility, adjusted for management's judgment regarding our expected volatility. Since our initial public offering in February 2007, our actual volatility has exceeded the volatility assumption used. To the extent that this trend continues, and management's judgment concerning volatility is changed, we would adjust the volatility assumption used. The risk-free discount rate assumptions used in valuing certain awards were based on the applicable U.S. Treasury rate of like term. The dividend yield assumptions used in valuing certain awards were based on our actual dividend rate at the time of the award; the dividend growth rate used with respect to one type of award was based on management's judgment and expectations.

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

Each of these elements, particularly the forfeiture factor, the dividend growth rate and the volatility assumptions used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the volatility assumption would decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Fortress on January 1, 2012. This guidance did not have a material direct impact on Fortress's financial position, results of operations or liquidity.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, the definition of an investment company, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk'' and “— Critical Accounting Policies — Valuation of Investments” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 9 to Part I, Item 1 “Financial Statements” for a discussion of our commitments and contingencies.

Contractual Obligations

As of March 31, 2013, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $782.1 million as of December 31, 2012 to $748.0 million as of March 31, 2013.

Our operating lease agreement obligations decreased from $90.6 million at December 31, 2012 to $84.3 million at March 31, 2013.

Our debt obligations payable decreased from $155.1 million as of December 31, 2012 to $114.9 million as of March 31, 2013, including estimates for interest payments.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of March 31, 2013, which we refer to as intrinsic clawback, was $86.7 million as compared to $87.1 million at December 31, 2012.

Our estimated liability under the tax receivable agreement increased from $253.8 million at December 31, 2012 to $261.5 million at March 31, 2013.

Our outstanding capital commitments, including our commitments to our funds, have increased from $155.5 million as of December 31, 2012 to $163.7 million as of March 31, 2013.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of March 31, 2013 (in thousands):

Assets
Investments	$1,314,271

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2013, approximately 31% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
For hedge funds, other than the Value Recovery Funds, management fees are based on their NAV, which in turn is dependent on the estimated fair values of their investments, and on the non-investment assets and liabilities of the funds. For the Value Recovery Funds, management fees are based on realizations, which are not dependent on current estimated fair value.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2013 would increase or decrease future incentive income by $203.3 million or $(139.4) million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on March 31, 2013 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2013 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$5.8	$ N/A	(E)	$73.7	$5.8	$ N/A	(E)	$ N/A
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	9.0	N/A	(H)	17.0	9.0	76.1		6.2
Credit
Hedge Funds	10.3	N/A	(H)	2.7	10.3	66.4		2.6
PE Funds	0.1	N/A	(E)	12.8	0.1	N/A	(E)	N/A
Total	$25.2	$—		$106.2	$25.2	$142.5		$8.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(9.4)	$ N/A	(E)	$(73.7)	$(9.4)	$ N/A	(E) (F)	$ N/A	(F)
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(9.0)	N/A	(H)	(17.0)	(9.0)	$(29.4)		$(6.2)
Credit
Hedge Funds	(10.3)	N/A	(H)	(2.7)	(10.3)	(30.0)		(2.6)
PE Funds	(0.8)	N/A	(E)	(12.8)	(0.8)	N/A	(E) (F)	N/A	(F)
Total	$(29.5)	$—		$(106.2)	$(29.5)	$(59.4)		$(8.8)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

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

(C)
The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $7.0 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of March 31, 2013, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	27%
Financial Services and Assets	27%
Senior Living	22%
Real Estate	13%
Other	11%
100%

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

(G)
Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $19.0 million or decrease unrealized gains by $18.2 million. Compensation and benefits expense would increase by $3.2 million or decrease by $3.1 million. Furthermore, the Castles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(H)
For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

Interest Rate Risk

Subsequent to the repayment of our term loan in October 2012, we are not materially directly impacted by changes in interest rates.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of March 31, 2013, we had a $3.8 million investment in Eurocastle and a $70.4 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $24.0 million investment in Karols Development Co. and $17.4 million of investments in Japanese funds and entities, including foreign exchange option contracts. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2013, we estimate the gains and losses for the three months ended March 31, 2013 in relation to the value of the investments would increase by approximately $2.9 million or decrease by approximately $3.8 million. In addition, we held $16.7 million of foreign-denominated cash as of March 31, 2013.

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

We entered into a credit agreement in October 2010, which included a revolving facility and a term loan facility. We repaid the term loan in October 2012 and terminated the revolving facility in February 2013, at which time we entered a new revolving facility, which remains outstanding. The current agreement contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

•not exceed a total leverage ratio;
•maintain a minimum AUM; and
•maintain a minimum consolidated interest coverage ratio.

The leverage ratio and consolidated interest coverage ratio covenants are tested as of the end of each fiscal quarter, while the AUM covenant is tested as of the end of the each calendar month. Our ability to comply with these and other covenants is dependent upon a number of factors, some of which are beyond our control but could nonetheless result in noncompliance. For example, our leverage ratio fluctuates depending upon changes in revenues and expenses relative to our outstanding debt; our consolidated interest coverage ratio fluctuates depending upon changes in revenues and expenses relative to our interest payment obligations;

and the value of our AUM fluctuates due to a variety of factors, including mark-to-market valuations of certain assets, other market factors, and our net capital raised or returned.

Our credit agreement also contains other covenants that restrict our operations and a number of events that would constitute an event of default under the agreement.

 A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our assets. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which would have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,”  “—Debt Obligations,” and “—Covenants.”

In addition, our revolving credit facility matures in February 2016.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

We depend on Messrs. Briger, Edens, Nardone and Novogratz, and the loss of any of their services could have a material adverse effect on us.

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz. One of our principals, Randal Nardone, was appointed interim Chief Executive Officer of the company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Each of our principals has an employment agreement with us, which extends to January 1, 2017. If a principal terminates his employment voluntarily or we terminate his employment for cause (as defined in the agreement), the principal will be subject to eighteen-month post-employment covenants requiring him not to compete with us. However, if we terminate a principal's employment without cause, the principal will not be subject to the non-competition provisions.

There is no guarantee that our principals will not resign, join our competitors or form a competing company, or that the non-competition provisions in the employment agreements would be upheld by a court. If any of these events were to occur, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

Investors in most of our hedge funds may generally redeem their investment without paying redemption fees if the relevant key person ceases to perform his functions with respect to the fund for 90 consecutive days. In addition, the terms of certain of our hedge funds' financing arrangements contain “key person” provisions, which may result, under certain circumstances, in the acceleration of such funds' debt or the inability to continue funding certain investments if the relevant employee ceases to perform his functions with respect to the fund and a replacement has not been approved.

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

The loss of Mr. Briger or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Drawbridge Special Opportunities funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds' financing arrangements. Such withdrawals and terminations would have a material adverse effect on the Drawbridge Special Opportunities funds and us by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit private equity funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds' co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit private equity business segments.

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

Our success depends on our ability to retain our managing directors and the other members of our investment management team and to recruit additional qualified personnel. We refer to these key employees (other than our principals) collectively as our investment professionals. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds' investments, have significant relationships with the institutions that are the source of many of our funds' investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could jeopardize the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses (in particular California) have public policies limiting the enforcement of restrictive covenants applicable to employees. In addition, these agreements will expire after a certain period of time following resignation or termination, at which point such persons would be free to compete against us and solicit investors in our funds, clients and employees.

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Lastly, issuance of certain equity interests in our business to current or future investment professionals would dilute Class A shareholders. In recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the Company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for initial public offerings of portfolio companies.

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

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients' or counterparties' confidential or other information. If one or more of such events occur, this potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds which are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds where we do not serve as the general partner, which represent a significant portion of our hedge fund AUM.

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

Lawsuits or investigations in which we may become involved could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit. We could potentially be found liable for significant damages. For instance, in a lawsuit based on an allegation of negligent management of any of our funds, plaintiffs could potentially recover damages in an amount equal to the fund's investment losses. In general, the applicable standard of care in our contracts with fund or account investors is gross negligence or willful misconduct. However, the majority of the capital in our Logan Circle business is managed under a negligence or reasonable person standard of care, which is more favorable to plaintiffs.

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

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under the Act will require or how significantly the Act will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that the Act will, among other things, increase our costs of operating as a public company and impose restrictions on our business. For example, the Act could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. The Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, due to recently adopted regulations, certain of our affiliates have registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

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

Changes in ERISA requirements, or a failure to comply with ERISA requirements, could adversely affect our business. Our funds generally operate pursuant to exemptions from the fiduciary requirements of ERISA with respect to their assets. However, it is possible that the U.S. Department of Labor may amend the relevant regulations or that the characteristics of our funds may change. If these funds fail to qualify for such exemptions or otherwise satisfy the requirements of ERISA, including the requirement of investment prudence and diversification or the prohibited transaction rules, it could materially interfere with our activities in relation to these funds or expose us to risks related to our failure to comply with such requirements. A meaningful portion of the capital managed in our Logan Circle business is subject to ERISA requirements, and our failure to comply with those requirements could have a material adverse effect on our business.

Our results of operations may also be negatively impacted if certain proposed tax legislation is enacted. If legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and possibly our equity holders are required to pay, thereby reducing the value of our Class A shares and adversely affecting our ability to recruit, retain and motivate our current and future professionals. President Obama has publicly stated that he supports similar changes to the tax code. See “-Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis” and “-Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our Castles and our other activities, such as our management of senior living facilities on behalf of Newcastle (since July 2012). Certain of our funds and Castles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. In addition, holders of Class A shares may perceive conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

•	investment performance;

•	investors' liquidity and willingness to invest;

•	investor perception of investment managers' drive, focus and alignment of interest;

•	changing, often attenuated decision making processes used by investors;

•	our actual or perceived financial condition, liquidity and stability;

•	the quality and mix of services provided to, and the duration of relationships with, investors;

•	our business reputation; and

•	the level of fees and expenses charged for services.

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

Our continued growth places significant demands on our administrative, operational and financial resources

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

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' net asset values. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity fund and credit PE fund investments are adjusted for accounting purposes to their net asset value at the end of each quarter, resulting in income (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the Company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

With respect to our hedge funds, our incentive income is generally paid annually if the net asset value of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the net asset value of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in net asset value from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

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

Under our current credit agreement, as of March 31, 2013, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of March 31, 2013, $147.1 million was available to be drawn; we had no loans outstanding thereunder and $2.9 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit PE funds may acquire debt investments or minority equity interests (particularly in consortium transactions, as described in “We have previously participated in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments”) and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

Moreover, with respect to the historical performance of our funds:

•	the historical performance of our funds should not be considered indicative of the future results that should be expected from such funds or from any future funds we may raise;

•	the performance of a number of our funds that is calculated on the basis of net asset value of the funds' investments reflects unrealized gains that may never be realized;

•
our funds' returns have benefited historically from investment opportunities and general market conditions that currently may not exist and may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities; and

•
several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when a Fortress fund reduces its investment in them.

Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.

Poor performance of our funds could have a material adverse impact on our primary sources of revenue, which are: (1) management fees, which are based on the size of our funds; (2) incentive income, which is based on the performance of our funds; and (3) investment income (loss) from our investments in the funds, which we refer to as our “principal investments.” Losses in our funds result in a decrease in the size of our funds, which results in lower management fee revenues. In addition, our funds may be unable to pay all or part of the management fees that we are owed for an indeterminate period of time, or they may require advances to cover expenses if they perform poorly or suffer from liquidity constraints due to operational or market forces.

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $39.2 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $19.1 million. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.1 billion and $0.6 billion during the periods ended March 31, 2013 and 2012, respectively, and our credit hedge funds received no return of capital requests from fee-paying investors during the periods ended March 31, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.2 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of March 31, 2013, the cumulative clawback obligation to investors in these funds would be approximately $57.3 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including, but not limited to, travel, leisure, real estate, media and gaming) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments and, therefore, our actual and potential earnings from management and incentive fees.

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

•	lower investment returns, reducing incentive income or eliminating incentive income for a period of time;

•	reduced demand to purchase assets held by our funds, which would negatively affect the funds' ability to realize value from such assets;

•	material reductions in the value of our private equity fund investments in portfolio companies, which would reduce our ability to realize incentive income from these investments;

•	difficulty raising additional capital;

•	investor redemptions, resulting in lower fees and potential increased difficulty in raising new capital; and

•	decreases in the carrying value of our principal investments.

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we may establish funds that target particular asset classes, such as our MSR Opportunities Fund. Sectors in which our funds have significant investments include transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living facilities. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity business could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

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

Many of our funds also have relied on the structured finance markets. To the extent that financing of that type is unavailable or limited, such funds may be unable to make certain types of investments as the yield on those investments will be outside of the funds' target range without leverage. This could reduce the overall rate of return such funds obtain from their investments and could lead to a reduction in overall investments by those funds and a slower rate of growth of fee paying assets under management in those funds, with a commensurate decrease in the rate of growth of our management fees.

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

In the event of a counterparty default, particularly a default by a major investment bank, one or more of our funds could incur material losses, and the resulting market impact of a major counterparty default could harm our business, results of operations and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent insolvency of a number of major financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. For example, the consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has the result of decreasing the overall amount of leverage available to our funds and increasing the costs of borrowing. For additional detail on counterparty risks, please see “We are subject to risks in using prime brokers and custodians.”

Because the public company is dependent on receiving cash from our funds, any loss suffered by a fund as a result of a counterparty default would also affect the results of the public company. In addition, the board of directors of the public company has only limited ability to influence any fund's choice of, or the amount of a fund's exposure to, any given counterparty. As a result, our funds may have concentrated exposure to one or more counterparties and thus be exposed to a heightened risk of loss if that counterparty defaults. This may mean that the Company has a significant concentration of risk with one or more particular counterparties at any particular time if aggregate counterparty risk were to be measured across all of the various Fortress Funds.

Third party investors in our investment funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested by us, which could adversely affect a fund's operations and performance.

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

Investors in our hedge funds may generally redeem their investments on an annual or quarterly basis, subject to the applicable fund's specific redemption provisions, and our flagship liquid markets hedge fund has a monthly redemption class. Investors may decide to move their capital away from us to other investments for any number of reasons in addition to poor investment performance. Factors that could result in investors leaving our funds include the need to increase available cash reserves or to fund other capital commitments, changes in interest rates that make other investments more attractive, the publicly traded nature of the indirect parent of their manager, changes in investor perception regarding our focus or alignment of interest, dissatisfaction with changes in or broadening of a fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our fee paying assets under management could accelerate. The decrease in our revenues that would result from significant redemptions in our hedge fund business would have a material adverse effect on our business.

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.1 billion and $0.6 billion during the periods ended March 31, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.2 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received no return of capital requests from fee-paying investors during the periods ended March 31, 2013 and 2012, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

In addition, the investors in our private equity, credit PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

A decline in AUM could result in one or more defaults under our fund agreements, which could negatively impact our business.

Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of assets under management. Decreases in such funds' AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive income from the affected funds.

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

Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. The illiquid nature of many of our funds' assets may negatively affect a fund's ability to retain sufficient liquidity to satisfy its obligations as they become due. As a result, a fund with illiquid assets may be unable, for example, to generate sufficient liquidity to pay the management fees or other amounts due to the manager, which would, in turn, reduce the amounts we receive from our funds, thereby reducing the amount of funds available to us to satisfy our obligations, including any obligations under our credit agreement.

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

The risks identified above will be increased if a fund is required to rapidly liquidate positions to meet redemption requests, margin requests, margin calls or other funding requirements on that position or otherwise. The inability to rapidly sell positions due to a lack of liquidity has historically been the cause of substantial losses in the hedge fund industry. The ability of counterparties to force liquidations following losses or a failure to meet a margin call can result in the rapid sale of highly leveraged positions in declining markets, which would likely subject our hedge funds to substantial losses. We may fail to adequately predict the liquidity that our funds require to address counterparty requirements due to falling values of fund investments being financed by such counterparties, which could result not only in losses related to such investments, but in losses related to the need to liquidate unrelated investments in order to meet the fund's obligations. Our funds may incur substantial losses in the event significant capital is invested in highly leveraged investments or investment strategies. Such losses would result in a decline in AUM, lead to investor requests to redeem remaining AUM (in the case of our hedge funds), and damage our reputation, each of which would materially and adversely impact our earnings.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and credit private equity and, to a lesser extent, credit hedge funds as well as a small number of so‑called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. In addition, in many markets, transaction flow is limited due to uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over net asset values.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund's net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. The SEC has recently announced that it is undertaking a significant review of valuation practices within the private equity industry, so there will be increased regulatory scrutiny on the issue in the future. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and credit funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. With such investments, it may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities, and they are subject to significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund's exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds from time to time make significant investments in mortgage backed securities and other investments that are directly or indirectly related to the value of real estate in various locations around the world, particularly in the United States. As a result, the results of a number of our funds have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on our operating results.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of events such as mortgage default rates, mortgage prepayment rates, the amounts of any prepayments, maturity extensions, interest rates for mortgage-backed securities and similar instruments as well as corporate events such as capital raises, restructurings, reorganizations, mergers and other transactions.  Predicting any of these data points is difficult, and if our analyses are inaccurate, the actual results of such investments could be materially lower than expected and the applicable fund's investment results could decline sharply.

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

In most cases, the companies in which our investment funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our fund's investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our fund's investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company's affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

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

•
Generally, there are few limitations on the execution of our funds' investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund's strategy — for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements — may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

•
Our funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Generally, funds are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. Moreover, the funds' internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

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

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

•
Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. The Dodd-Frank Act will also give rise to a substantial set of new rules focused on the use of derivatives, which when fully formulated and enacted may lead to requirements to post additional capital or which may otherwise make our use of derivatives less efficient.

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

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited.

Risks Related to Our Organization and Structure

Control by our principals of the combined voting power of our shares and holding their economic interest through Fortress Operating Group may give rise to conflicts of interests.

Our principals control a majority of the combined voting power of our Class A and Class B shares. Accordingly, our principals have the ability to elect all of the members of our board of directors, subject to Nomura's right to nominate one designee, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The control of voting power by our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

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

Because our principals primarily hold their economic interests in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals' tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by Fortress Operating Group to us to satisfy our tax obligations, or to make payments to our principals under the tax receivable agreement will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of FOG units. As a result of the foregoing, amounts may be distributed to the holders of the FOG units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

Our ability to pay regular dividends may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is also subject to not defaulting on our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion, and our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board has elected to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “— Risks Related to Taxation — There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income — generally 20% of the profits — from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ''clawback'' obligation related to certain funds, our shareholders agreement with them contains our agreement to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and credit PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity's assets). In addition, under our current credit agreement, the ability of the loan parties thereunder and certain of our other subsidiaries to make cash distributions is subject to certain restrictions, including the following restriction: no default exists at the time of declaration or event of default exists at the time of payment or immediately after giving effect thereto. Such restrictions on certain of our subsidiaries may in turn limit our ability to make cash distributions. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency and change of control. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

Tax consequences to the principals may give rise to conflicts of interests.

As a result of unrealized built-in gain attributable to the value of our assets held by the Fortress Operating Group entities at the time of our initial public offering, or as a result of other differences between the tax attributes of our principals and the Fortress Operating Group entities, upon the sale, refinancing or disposition of the assets owned by the Fortress Operating Group entities, our principals will incur different and significantly greater tax liabilities as a result of the disproportionately greater allocations of items of taxable income and gain to the principals upon a realization event. As the principals will not receive a corresponding greater distribution of cash proceeds, they may, subject to applicable fiduciary or contractual duties, have different incentives regarding the appropriate pricing, timing and other material terms of any sale, refinancing, or disposition, or whether to sell such assets at all. Decisions made with respect to an acceleration or deferral of income or deductions or the sale or disposition of assets may also influence the timing and amount of payments that are received by an exchanging or selling principal under the tax receivable agreement. All other factors being equal, earlier disposition of assets following a transaction will tend to accelerate such payments and increase the present value of the tax receivable agreement, and disposition of assets before a transaction will increase a principal's tax liability without giving rise to any rights to receive payments under the tax receivable agreement. Decisions made regarding a change of control also could have a material influence on the timing and amount of payments received by the principals pursuant to the tax receivable agreement.

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

We have entered into a tax receivable agreement with our principals that provides for the payment by the corporate taxpayers to our principals of 85% of the amount of tax savings, if any, that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as discussed below) as a result of increases in tax deductions and tax basis of the Fortress Operating Group caused by such transactions with the principals. The payments that the corporate taxpayers may make to our principals could be material in amount.

Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, our principals will not reimburse the corporate taxpayers for any payments that have been previously made under the tax receivable agreement. As a result, in certain circumstances, payments could be made to our principals under the tax receivable agreement in excess of the corporate taxpayers' cash tax savings. The corporate taxpayers' ability to achieve benefits from any tax basis increase, and the payments to be made under this agreement, will depend upon a number of factors, including the timing and amount of our future income.

In addition, the tax receivable agreement provides that, upon a merger, asset sale or other form of business combination or certain other changes of control, the corporate taxpayers' (or their successors') obligations with respect to exchanged or acquired units (whether exchanged or acquired before or after such change of control) would be based on certain assumptions, including that the corporate taxpayers would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a reversal of our decision to resume quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2017;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	fluctuations in the performance or share price of other alternative asset managers;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2013, we had 485,339,572 outstanding Class A shares on a fully diluted basis, including 83,872,718 resulting from vested equity compensation granted pursuant to our equity incentive plan, 22,568,055 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 876,142 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 66,102,319 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of March 31, 2013, our principals directly owned an aggregate of 249,227,229 Fortress Operating Group units and also owned an aggregate of 3,404,211 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the Exchange Agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

Our principals (and one senior employee) beneficially own all of our Class B shares. Class B shares represent a majority of the total combined voting power of our outstanding Class A and Class B shares. As a result, if they vote all of their shares in the same manner, they will be able to exercise control over all matters requiring the approval of shareholders and will be able to prevent a change in control of our company. In addition, provisions in our operating agreement may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our shareholders. For example, our operating agreement provides for a staggered board, requires advance notice for proposals by shareholders and nominations, places limitations on convening shareholder meetings, and authorizes the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, certain provisions of Delaware law may delay or prevent a transaction that could cause a change in our control. The market price of our Class A shares could be adversely affected to the extent that our principals' control over us, as well as provisions of our operating agreement, discourage potential takeover attempts that our shareholders may favor.

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

Any dividends paid on Class A shares will not take into account a shareholder's particular tax situation (including the possible application of the alternative minimum tax) and, therefore, because of the foregoing as well as other possible reasons, may not be sufficient to pay their full amount of tax based upon their share of our net taxable income. In addition, the actual amount and timing of dividends will always be subject to the discretion of our board of directors. In particular, the amount and timing of dividends will depend upon a number of factors, including, among others:

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

Even if we do not distribute cash in an amount that is sufficient to fund a shareholder's tax liabilities, they will still be required to pay income taxes on their share of our taxable income.

Tax gain or loss on disposition of our Class A shares could be more or less than expected.

Upon a sale of Class A shares the shareholder will recognize a gain or loss equal to the difference between the amount realized and the adjusted tax basis in those shares. Prior distributions to such shareholder in excess of the total net taxable income allocated to such shareholder, which decreased the tax basis in its Class A shares, will increase the gain recognized upon a sale when the Class A shares are sold at a price greater than such shareholder's tax basis in those shares, even if the price is less than the original cost. A portion of the amount realized, whether or not representing gain, may be treated as ordinary income to such shareholder.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis, so a holder of our Class A shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We currently do not intend to make an election under Section 754 of the Internal Revenue Code to adjust our asset basis. If no Section 754 election is made, there will generally be no adjustment to the basis of our assets in connection with our initial public offering, or upon a subsequent transferee's acquisition of Class A shares from a prior holder of such shares, even if the purchase price for those shares is greater than the portion of the aggregate tax basis of our assets attributable to those shares immediately prior to the acquisition. Consequently, upon our sale of an asset, gain allocable to a holder of Class A shares could include built-in gain in the asset existing at the time such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest as ordinary fee income rather than capital gain), affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares.

Our organizational documents and agreements permit the board of directors to modify our operating agreement from time to time, without the consent of the holders of our Class A shares, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have a material adverse impact on some or all of the holders of our Class A shares. Moreover, we will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders in a manner that reflects such holders' beneficial ownership of partnership items, taking into account variation in ownership interests during each taxable year because of trading activity. However, these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions used by us do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deductions, loss or credit, including interest deductions, be adjusted, reallocated, or disallowed, in a manner that adversely affects holders of the Class A shares.

We cannot match transferors and transferees of our Class A shares, and we have therefore adopted certain income tax accounting positions that may not conform with all aspects of applicable tax requirements. The IRS may challenge this treatment, which could adversely affect the value of our Class A shares.

Because we cannot match transferors and transferees of our Class A shares, we have adopted depreciation, amortization and other tax accounting positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain on the sale of our Class A shares and could have a negative impact on the value of our Class A shares or result in audits of and adjustments to our shareholders' tax returns.

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

10.25
Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.25).

10.26
Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.26).

10.27
Second Amendment, Consent and Waiver, effective as of December 21, 2012, to the Credit Agreement dated as of October 7, 2010 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.27).

10.28
Credit Agreement, dated as of February 26, 2013, among FIG LLC, a Delaware limited liability company, as borrower, certain subsidiaries and affiliates of the borrower, as guarantors, Bank of America, N.A., individually and as administrative agent and letter of credit issuer, Citibank, N.A., individually and as syndication agent, Barclays Bank Plc, as documentation agent, and the lenders party thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.28).

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

May 2, 2013

By:	/s/ Randal A, Nardone
Randal A. Nardone
Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 2, 2013

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 2, 2013