Form 10-Q
period 2013-06-30
Fortress Investment Group LLC
filed 2013-08-01
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
Class A Shares: 236,986,614 outstanding as of July 26, 2013.
Class B Shares: 249,534,372 outstanding as of July 26, 2013.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds and credit PE funds,     depending on which measure management fees are being calculated upon at a given point in time, which in connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital of our publicly traded alternative investment vehicles, which we refer to as our “Castles,”

(iii)
the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee); and

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

“Fortress,” “we,” “us,” “our,” the “company” and the “public company” refer, collectively, to Fortress Investment Group LLC and its subsidiaries, including the Fortress Operating Group (as defined below) and all of its subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$292,592	$104,242
Due from affiliates	141,537	280,557
Investments	1,215,469	1,211,684
Investments in options	98,298	38,077
Deferred tax asset	377,285	402,135
Other assets	143,196	124,798
	$2,268,377	$2,161,493

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$231,168	$146,911
Due to affiliates	361,753	357,407
Deferred incentive income	286,089	231,846
Debt obligations payable	89,453	149,453
Other liabilities	68,272	59,226
	1,036,735	944,843

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 236,963,748
and 218,286,342 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 249,534,372
and 249,534,372 shares issued and outstanding at June 30, 2013 and December 31, 2012 respectively	—	—
Paid-in capital	2,129,188	2,119,102
Retained earnings (accumulated deficit)	(1,474,325)	(1,486,578)
Treasury shares (2,082,684 Class A shares held by subsidiary at December 31, 2012)	—	(3,419)
Accumulated other comprehensive income (loss)	(1,897)	(2,634)
Total Fortress shareholders’ equity	652,966	626,471
Principals’ and others’ interests in equity of consolidated subsidiaries	578,676	590,179
Total equity	1,231,642	1,216,650
	$2,268,377	$2,161,493

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Management fees: affiliates	$123,762	$117,834	$267,364	$224,129
Management fees: non-affiliates	15,355	10,383	30,170	21,772
Incentive income: affiliates	30,885	24,216	62,242	33,018
Incentive income: non-affiliates	1,434	469	2,863	776
Expense reimbursements: affiliates	49,341	44,449	100,007	87,400
Expense reimbursements: non-affiliates	1,477	937	2,848	1,886
Other revenues (affiliate portion disclosed in Note 6)	820	760	1,935	1,725
	223,074	199,048	467,429	370,706
Expenses
Interest expense	1,783	4,135	4,078	8,502
Compensation and benefits	212,055	172,467	393,134	355,846
General, administrative and other	32,657	32,695	66,655	62,361
Depreciation and amortization	3,354	3,258	6,593	6,736
	249,849	212,555	470,460	433,445
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	(3,200)	7,148	38,075	31,770
Tax receivable agreement liability adjustment	—	—	(7,739)	(6,935)
Earnings (losses) from equity method investees	28,705	23,143	65,007	58,383
	25,505	30,291	95,343	83,218
Income (Loss) Before Income Taxes	(1,270)	16,784	92,312	20,479
Income tax benefit (expense)	(1,166)	(2,528)	(27,442)	(30,370)
Net Income (Loss)	$(2,436)	$14,256	$64,870	$(9,891)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$(360)	$9,347	$52,617	$14,740
Net Income (Loss) Attributable to Class A Shareholders	$(2,076)	$4,909	$12,253	$(24,631)
Dividends declared per Class A share	$0.06	$0.05	$0.12	$0.10

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$(0.01)	$0.02	$0.05	$(0.12)
Net income (loss) per Class A share, diluted	$(0.01)	$(0.12)	$0.04	$(0.13)
Weighted average number of Class A shares outstanding, basic	237,426,903	216,145,015	232,385,013	208,077,683
Weighted average number of Class A shares outstanding, diluted	237,426,903	516,418,867	498,277,165	516,111,391

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income (loss) (net of tax)
Net income (loss)	$(2,436)	$14,256	$64,870	$(9,891)
Foreign currency translation	1,040	(135)	(1,816)	(1,052)
Comprehensive income (loss) from equity method investees	(89)	577	4,136	(91)
Total comprehensive income (loss)	$(1,485)	$14,698	$67,190	$(11,034)
Comprehensive income (loss) attributable to principals’ and others’ interests	$236	$9,650	$54,070	$14,131
Comprehensive income (loss) attributable to Class A shareholders	$(1,721)	$5,048	$13,120	$(25,165)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	47,003	47,003
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(104,504)	(104,616)
Dividends declared	—	—	(27,578)	—	—	—	(27,578)	66	(27,512)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(298)	—	—	—	(298)	(481)	(779)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	11,790	—	—	—	11,790	(30)	11,760
Director restricted share grant	104,667	—	298	—	—	—	298	322	620
Capital increase related to equity-based compensation, net	6,156,721	10,333,334	10,651	—	—	—	10,651	11,680	22,331
Dilution impact of Class A share issuance	—	—	9,631	—	(15)	(130)	9,486	(9,486)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	12,253	—	—	12,253	52,617	64,870
Foreign currency translation	—	—	—	—	—	(630)	(630)	(1,186)	(1,816)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	1,497	1,497	2,639	4,136
Total comprehensive income (loss)							13,120	54,070	67,190
Equity - June 30, 2013	236,963,748	249,534,372	$2,129,188	$(1,474,325)	$—	$(1,897)	$652,966	$578,676	$1,231,642

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$64,870	$(9,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,593	6,736
Other amortization and accretion (included in interest expense)	483	1,206
(Earnings) losses from equity method investees	(65,007)	(58,383)
Distributions of earnings from equity method investees	39,526	21,145
(Gains) losses	(38,075)	(31,770)
Deferred incentive income	(34,379)	(31,384)
Deferred tax (benefit) expense	45,154	32,717
Adjustment of estimated forfeited non-cash compensation	20	(1,725)
Options received from affiliates	(36,470)	(13,226)
Tax receivable agreement liability adjustment	7,739	6,935
Equity-based compensation	19,975	113,022
Options in affiliates granted to employees	8,217	3,377
Allowance for doubtful accounts	315	254
Cash flows due to changes in
Due from affiliates	(43,051)	(45,044)
Other assets	2,844	3,673
Accrued compensation and benefits	120,151	(86,585)
Due to affiliates	1,990	(3,647)
Deferred incentive income	89,715	26,492
Other liabilities	1,459	(7,435)
Net cash provided by (used in) operating activities	192,069	(73,533)
Cash Flows From Investing Activities
Contributions to equity method investees	(18,763)	(36,618)
Distributions of capital from equity method investees	236,173	136,141
Purchase of equity securities	(16,936)	—
Purchase of fixed assets	(5,032)	(5,898)
Net cash provided by (used in) investing activities	195,442	93,625
Cash Flows From Financing Activities
Repayments of debt obligations	(60,000)	(71,972)
Payment of deferred financing costs	(2,054)	—
Dividends and dividend equivalents paid	(28,449)	(21,445)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	345	37
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(109,003)	(75,704)
Net cash provided by (used in) financing activities	(199,161)	(169,084)
Net Increase (Decrease) in Cash and Cash Equivalents	188,350	(148,992)
Cash and Cash Equivalents, Beginning of Period	104,242	333,166
Cash and Cash Equivalents, End of Period	$292,592	$184,174

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,602	$7,352
Cash paid during the period for income taxes	$1,982	$3,385
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$44,110	$15,130
Investments of receivable amounts into Fortress Funds	$182,059	$71,991
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$28,026	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	6	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	3	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	5	Relates to potential future tax benefits.

Due to Affiliates	6	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	2	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	4	The balance outstanding on the credit agreement and promissory note.

Statement of Operations

Management Fees: Affiliates	2	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	2	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	2	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	2	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	7	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	3	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the Castles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	5	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	3	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	5
The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Certain prior period amounts have been reclassified to conform to the current period's presentation.

2. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of returns, or profits, subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to principals' and others' interests, are a result of principal investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Private Equity
Private Equity Funds
Management fees: affil.	$33,716	$29,670	$66,500	$59,257
Management fees: non-affil.	118	100	222	171
Incentive income: affil.	4,854	—	15,309	1,107

Castles
Management fees: affil.	12,063	12,534	28,751	24,683
Management fees, options: affil.	10,096	13,226	36,470	13,226
Management fees: non-affil.	1,046	651	2,316	3,203
Incentive income: affil.	1,200	—	1,200	—

Liquid Hedge Funds
Management fees: affil.	19,538	15,951	37,060	33,163
Management fees: non-affil.	6,183	3,243	11,684	6,198
Incentive income: affil.	4,677	811	6,464	873
Incentive income: non-affil.	1,434	77	2,487	125

Credit Funds
Credit Hedge Funds
Management fees: affil.	25,299	25,812	49,829	51,317
Management fees: non-affil.	94	130	125	255
Incentive income: affil.	17,423	1,026	20,574	1,283
Incentive income: non-affil.	—	130	—	130

Credit PE Funds
Management fees: affil.	22,326	20,641	47,482	42,483
Management fees: non-affil.	34	36	69	72
Incentive income: affil.	2,731	22,379	18,695	29,755
Incentive income: non-affil.	—	262	376	521

Logan Circle
Management fees: affil.	724	—	1,272	—
Management fees: non-affil.	7,880	6,223	15,754	11,873

Total
Management fees: affil.	$123,762	$117,834	$267,364	$224,129
Management fees: non-affil.	$15,355	$10,383	$30,170	$21,772
Incentive income: affil. (A)	$30,885	$24,216	$62,242	$33,018
Incentive income: non-affil.	$1,434	$469	$2,863	$776
(A) See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Deferred Incentive Income

Incentive income from certain Fortress Funds, primarily private equity funds and credit PE funds, is received when such funds realize returns, or profits, based on the related agreements. However, this incentive income is subject to contingent repayment by Fortress to the funds until certain overall fund performance criteria are met. Accordingly, Fortress does not recognize this incentive income as revenue until the related contingencies are resolved. Until such time, this incentive income is recorded on the balance sheet as deferred incentive income and is included as “distributed-unrecognized” deferred incentive income in the table below. Incentive income from such funds, based on their net asset value, which has not yet been received is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2013 and 2012. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $191.8 million and $61.9 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2013 and 2012, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2013 and 2012, Fortress recognized $18.7 million and $29.8 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross	Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2012	$894,278	$(662,432)	$231,846	$527,432
Fortress Funds which matured (no longer subject to clawback)	(2,180)	2,180	N/A	N/A
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	336,807
Distribution of private equity incentive income	90,173	N/A	90,173	(90,173)
Recognition of previously deferred incentive income	N/A	(34,379)	(34,379)	N/A
Changes in foreign exchange rates	(1,551)	—	(1,551)	N/A
Deferred incentive income as of June 30, 2013	$980,720	$(694,631)	$286,089	$774,066
Deferred incentive income including Fortress Funds which matured	$1,034,376	$(748,287)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)
At June 30, 2013, the net undistributed incentive income is comprised of $860.7 million of gross undistributed incentive income, net of $86.6 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2013 at their net asset values.

(D)
From inception to June 30, 2013, Fortress has paid $424.2 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $860.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $345.1 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of June 30, 2013:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,928)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	Feb-13	1,974,298	(3,266,588)	154,466	1,446,756	—	N/A	—	287,985	33,720	3,287	2,104
Fund III (2004)	Jan-15	2,762,993	(1,501,427)	2,249,991	988,425	1,616,764	628,339	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(173,269)	121,387	21,007	197,104	176,097	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(586,995)	3,860,445	807,879	2,125,116	1,317,237	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(138,625)	606,020	(18,051)	455,928	473,979	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(143,667)	4,103,833	143,787	1,811,592	1,667,805	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(148)	631,856	(358,476)	480,016	838,492	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	Apr-15	1,220,229	(505,614)	587,171	(127,444)	782,407	909,851	—	16,447	16,447	16,447	10,041
FRIC (2006) (Brookdale)	May-16	328,754	(17,462)	228,703	(82,589)	224,342	306,931	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(58,889)	(783,409)	460,283	1,243,692	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(63,169)	2,255,706	775,412	892,160	116,748	—	—	—	—	—
FECI (2007) (Florida East Coast / Flagler)	Feb-18	982,779	(165)	930,487	(52,127)	561,724	613,851	—	—	—	—	—
								$—	$862,263	$117,070	$86,637	$57,253
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$155,472	$(12,334)	$155,135	$11,997	$—	N/A	$1,128	$—	$—	$—	$—
MSR Opportunities Fund IA (2012)	Aug-22	208,499	(6,843)	214,852	13,196	—	N/A	1,274	—	—	—	—
MSR Opportunities Fund IB (2012)	Aug-22	50,500	(1,657)	51,981	3,138	—	N/A	314	—	—	—	—
								$2,716	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(65,011)	$286,184	$83,870	$117,813	$33,943	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(112,785)	201,328	39,833	94,838	55,005	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(237,977)	223,034	117,855	—	N/A	17,415	4,287	—	—	—
LDVF Patent Fund (2007)	Nov-27	43,727	(9,167)	70,263	35,703	—	N/A	2,757	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(274,995)	188,706	104,677	—	N/A	11,877	4,439	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,471,831	(6,275,405)	1,448,137	2,251,711	—	N/A	188,014	254,145	95,126	—	—
SIP Managed Account (2010)	Sep-20	11,000	(24,924)	10,497	24,421	—	N/A	2,099	2,785	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,050,650	(892,413)	570,560	412,323	—	N/A	41,003	45,542	15,218	—	—
								$263,165	$312,071	$110,344	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund II (2009)	Jul-22	$2,162,162	$(1,766,177)	$1,195,939	$799,954	$—	$ N/A	$111,367	$45,490	$10,309	$—	$—
Credit Opportunities Fund III (2011)	Mar-24	1,099,673	(366,422)	973,562	240,311	—	N/A	38,899	8,108	8,108	—	—
FCO Managed Accounts (2008-2012)	Oct-21 to Mar-27	3,299,844	(2,391,561)	1,942,466	1,034,183	—	N/A	127,021	76,223	39,201	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	278,639	(54,594)	266,596	42,551	—	N/A	6,903	1,653	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	247,629	(27,361)	258,570	38,302	—	N/A	4,755	2,585	—	—	—
Net Lease Fund I (2010)	Feb-20	149,595	(62,173)	138,938	51,516	—	N/A	5,848	886	886	—	—
Global Opportunities Fund (2010)	Sep-20	221,709	(68,641)	195,314	42,246	—	N/A	8,242	—	—	—	—
Life Settlements Fund (2010)	Dec-22	318,652	(94,254)	220,935	(3,463)	48,953	52,416	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	26,187	(7,696)	18,048	(443)	4,025	4,468	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	228,454	(72,205)	183,822	27,573	—	N/A	1,778	629	170	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	23,020	(7,677)	19,700	4,357	—	N/A	867	—	—	—	—
								$305,680	$135,574	$58,674	$—	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$2,183,363	$754	96.4%	$53,998	$5,930
Sidepocket investments (R)	20,732	11,504	N/A	292	—
Sidepocket investments - redeemers (S)	213,510	106,970	N/A	2,887	—
Managed accounts	1,195,630	—	100.0%	33,125	2,584

Asia Macro Funds (T)
Main fund investments	1,250,192	—	100.0%	25,372	373
Managed accounts	140,213	—	100.0%	3,457	—

Fortress Convex Asia Funds (T)
Main fund Investments	84,915	1,160	59.0%	68	—

Fortress Partners Funds (T)
Main fund investments	64,365	28,581	0.1%	1	—
Sidepocket investments (R)	135,004	26,271	N/A	2,127	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$3,436,788	$—	100.0%	$70,360	$—
Sidepocket investments (R)	94,699	1,767	N/A	4,604	—
Sidepocket investments - redeemers (S)	226,264	72,828	N/A	3,612	—
Main fund investments (liquidating) (U)	1,184,447	123,454	93.7%	83,526	18,520
Managed accounts	6,204	45,995	0.0%	—	—

Worden Funds
Main fund investments	218,856	—	100.0%	5,712	1,883

Value Recovery Funds (V)
Managed accounts	23,022	4,623	0.0%	—	—

(A)	Vintage represents the year in which the fund was formed.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2013, Fortress held $41.5 million of such amounts on behalf of employees related to all of the private equity funds.

(K)	The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.

(L)	Represents the portion of a fund’s NAV or trading level that is eligible to earn incentive income.

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

(O)
Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)	Represents the amount of incentive income Fortress has earned in the current period which is not subject to clawback.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at June 30, 2013, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2013, the undistributed incentive income from the Macro main fund would decrease by $1.0 million.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

(V)
Excludes the Value Recovery Funds which had a NAV of $435.6 million at June 30, 2013. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

During the six months ended June 30, 2013, Fortress formed a new fixed income fund which had a net asset value of $230.5 million as of June 30, 2013.

In addition, Fortress raised equity within Newcastle and Eurocastle as described in Note 3.

In April 2013, Eurocastle (Note 3) completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle. Following the conversion of its outstanding convertible debt, Eurocastle effected a one for two hundred reverse split of its common stock.

In May 2013, Fund I was substantially liquidated. In connection with this liquidation: (i) Fortress received its share of the incentive income of $4.9 million from Fund I in the form of cash and equity interests in three liquidating entities, (ii) Fortress acquired NIH's equity interests in these entities, related to its share of the Fund I incentive income, for $1.3 million, (iii) Fortress sold substantially all of its interests in two of these entities to Eurocastle and a Fortress credit hedge fund for $2.2 million and $0.5 million, respectively, (iv) Eurocastle and the Fortress credit hedge fund acquired additional equity interests in these two entities from the former Fund I investors such that they own approximately 81% of these entities, (v) Fortress acquired additional equity interests in the third liquidating entity from the former Fund I investors for $8.0 million such that it owns approximately 81% of this entity, and (vi) Fortress made profit sharing payments of approximately $1.8 million in connection with its realization of incentive income. The sale described in (iii) did not qualify for sale accounting treatment under GAAP. As a result, Fortress has recorded an investment and a liability each in the amount of $2.7 million; this treatment did not and is not expected to have an impact on equity or net income. The acquisition described in (v) resulted in the consolidation of this liquidating entity by Fortress. Furthermore, NIH monetized substantially all of its remaining assets (primarily its interests in Fund I as described above) and was substantially liquidated in June 2013. Fortress received $0.6 million of proceeds from NIH's liquidating distribution. These liquidations did not have an impact on Fortress's management fees.

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2013	December 31, 2012
Equity method investees	$1,129,329	$1,135,329
Equity method investees, held at fair value (A)	86,140	76,355
Total equity method investments	$1,215,469	$1,211,684
Options in equity method investees	$98,298	$38,077

(A)	Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT, NRZ and ECT).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Gains (losses) can be summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized gains (losses)	$225	$(190)	$(371)	$490
Net realized gains (losses) from affiliate investments	66	(50)	(117)	(41)
Net unrealized gains (losses)	2,104	749	5,602	(300)
Net unrealized gains (losses) from affiliate investments	(5,595)	6,639	32,961	31,621
Total gains (losses)	$(3,200)	$7,148	$38,075	$31,770

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Mark to fair value on investments and options	$(5,599)	$6,639	$32,964	$31,622
Mark to fair value on derivatives	2,104	749	5,277	(368)
Other	295	(240)	(166)	516
Total gains (losses)	$(3,200)	$7,148	$38,075	$31,770
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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Private equity funds, excluding NIH	$763,333	$720,817	$12,493	$14,886	$35,378	$34,705
NIH	—	1,177	(640)	9	(554)	108
Publicly traded portfolio companies (A)(B)	71,395	67,313	N/A	N/A	N/A	N/A
Newcastle (B)	5,424	9,002	N/A	N/A	N/A	N/A
New Residential (B)	6,990	—	N/A	N/A	N/A	N/A
Eurocastle (B)	2,331	40	N/A	N/A	N/A	N/A
Total private equity	849,473	798,349	11,853	14,895	34,824	34,813
Liquid hedge funds	163,934	180,664	1,266	1,506	6,613	6,755
Credit hedge funds	58,010	58,507	3,237	2,490	5,665	5,346
Credit PE funds	136,233	166,482	12,200	4,251	17,850	11,087
Other	7,819	7,682	149	1	55	382
	$1,215,469	$1,211,684	$28,705	$23,143	$65,007	$58,383

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2013
	Private Equity			Liquid	Credit
	NIH	Other Funds	Publicly Traded Portfolio Companies and Castles (A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,177	$720,817	$76,355	$180,664	$58,507	$166,482	$7,682	$1,211,684
Earnings from equity method investees	(554)	35,378	N/A	6,613	5,665	17,850	55	65,007
Other comprehensive income from equity method investees	12	—	N/A	—	—	—	—	12
Contributions to equity method investees (B)	—	14,485	319	44,925	139,134	10,607	216	209,686
Distributions of earnings from equity method investees	—	(7,991)	N/A	(12,899)	(6,213)	(12,419)	(4)	(39,526)
Distributions of capital from equity method investees	(635)	(925)	N/A	(55,369)	(139,083)	(46,287)	(130)	(242,429)
Total distributions from equity method investees (B)	(635)	(8,916)	N/A	(68,268)	(145,296)	(58,706)	(134)	(281,955)
Mark to fair value - during period (C)	N/A	360	10,263	N/A	N/A	N/A	N/A	10,623
Translation adjustment	—	—	(797)	—	—	24	—	(773)
Dispositions	—	—	—	—	—	(24)	—	(24)
Reclassification to Due to Affiliates (D)	—	1,209	—	—	—	—	—	1,209
Investment, ending	$—	$763,333	$86,140	$163,934	$58,010	$136,233	$7,819	$1,215,469

Ending balance of undistributed earnings	$—	$58,955	$ N/A	$2,820	$1,561	$5,839	$2,296	$71,471

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Six Months Ended June 30, 2013
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$18,763	$236,173
Investments of receivable amounts into Fortress Funds	182,059	—
Change in distributions payable out of Fortress Funds	—	54
Net funded*	5,996	5,996
Consolidation of private equity liquidating entity	2,553	—
Other	315	206
Per Above	$209,686	$242,429

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (B)
	June 30,	December 31,
	2013	2012
Assets	$16,716,272	$15,944,821
Debt	—	—
Other liabilities	(229,351)	(143,951)
Equity	$16,486,921	$15,800,870
Fortress’s Investment	$763,333	$720,817
Ownership (A)	4.6%	4.6%

	Six Months Ended June 30,
	2013	2012
Revenues and gains (losses) on investments	$1,094,028	$1,407,232
Expenses	(97,586)	(92,894)
Net Income (Loss)	$996,442	$1,314,338
Fortress’s equity in net income (loss)	$35,378	$34,705

	Liquid Hedge Funds (C)		Credit Hedge Funds		Credit PE Funds (B) (D)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Assets		$9,293,405	$9,994,722	$9,431,681	$8,853,281	$9,536,328
Debt		—	(3,724,405)	(3,329,686)	(98,973)	(75,413)
Other liabilities		(4,682,311)	(457,965)	(447,127)	(275,817)	(314,329)
Non-controlling interest		—	(3,715)	(4,289)	(9,786)	(14,228)
Equity	$5,783,481	$4,611,094	$5,808,637	$5,650,579	$8,468,705	$9,132,358
Fortress’s Investment	$163,934	$180,664	$58,010	$58,507	$136,233	$166,482
Ownership (A)	2.8%	3.9%	1.0%	1.0%	1.6%	1.8%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Revenues and gains (losses) on investments		$210,701	$681,939	$584,805	$888,338	$816,013
Expenses		(70,176)	(155,380)	(112,952)	(163,291)	(126,874)
Net Income (Loss)	$504,940	$140,525	$526,559	$471,853	$725,047	$689,139
Fortress’s equity in net income (loss)	$6,613	$6,755	$5,665	$5,346	$17,850	$11,087

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes three entities which are recorded on a one quarter lag (i.e. balances reflected for these entities are for the period ended March 31, 2013). For Credit PE Funds, includes one entity which is recorded on a one quarter lag (i.e., the balances reflected for this entity are for the periods ended March 31, 2013 and 2012, respectively) and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under U.S. GAAP within the reporting time frame necessary for U.S. public entities.

(C)
In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the six months ended March 31, 2013, the liquid hedge funds recorded $415.7 million of revenues and gains (losses) on investments, $67.2 million of expenses, and $348.5 million of net income (loss).

(D)	Includes certain entities in which Fortress has both a direct and an indirect investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the six months ended June 30, 2013 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of June 30, 2013 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the six months ended June 30, 2013:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations	Fortress Investment (A)	Notes
Castles	$2,657,318	$1,452,175	$59,628	(B)
Credit PE Funds	39,774	26,932	139	(B)
Logan Circle	233,162	—	142	(B)

(A)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees Fortress earns from those entities.

(B)	Fortress is not the primary beneficiary of this entity, because it does not absorb a majority of the entity's expected income or loss based on a quantitative analysis.

All variable interest entities:

	Fortress is not Primary Beneficiary
	June 30, 2013			December 31, 2012
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$1,091	$—	$232	$9,087	$—	$1,176	(C) (D)
Castles	8,930,147	6,153,112	122,362	7,421,269	5,798,143	56,294	(C) (D)
Liquid Hedge Funds	3,402,400	586,431	5,745	4,905,876	2,271,914	27,817	(C) (D)
Credit Hedge Funds	1,893,260	355,073	3,237	1,771,900	365,135	46,193	(C) (D)
Credit PE Funds	1,085,563	417,186	4,455	1,536,067	418,208	4,483	(C) (D)
Logan Circle	233,162	—	142	—	—	—	(C) (D)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of June 30, 2013, FCF’s gross assets were approximately $35.7 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $14.8 million at June 30, 2013, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	June 30, 2013	December 31, 2012
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$14,745	$9,042	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	71,395	67,313	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$86,140	$76,355
Newcastle, New Residential and Eurocastle options	$98,298	$38,077	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$6,410	$1,101	Level 2 - See below
Equity Securities (A)	$16,933	$—	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(18,336)	$(10,120)	Level 2 - Option valuation models using significant observable inputs

(A)
In June 2013, Fortress made a direct investment in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. As of June 30, 2013, Fortress's investment was comprised of approximately $16.9 million of equity securities, classified as trading, and $3.1 million of cash and cash equivalents.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

In May 2013, Newcastle distributed all of the common shares of its subsidiary, New Residential Investment Corp. ("New Residential," NYSE: NRZ) to its shareholders. In connection with this transaction, Fortress's options in Newcastle were exchanged for options in both Newcastle and New Residential; this resulted in no change to their aggregate strike price. As a result, Fortress owns an investment and options in New Residential, which it has elected to record at fair value. Fortress entered into a management agreement with New Residential on substantially the same terms as Newcastle.

In May 2013, Eurocastle issued 15.0 million shares of its common stock in a public offering at a price to the public of €7.25 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Eurocastle, in connection with this offering, Eurocastle granted options to Fortress to purchase 1,500,000 shares of Eurocastle's common stock at the public offering price, which were valued at approximately $6.2 million. The options were fully vested upon issuance, become exercisable from October 2013 and have a ten-year term.

In June 2013, Newcastle issued 40.3 million shares of its common stock in a public offering at a price to the public of $4.97 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for Newcastle, in connection with this offering, Newcastle granted options to Fortress to purchase 4,025,000 shares of Newcastle’s common stock at the public offering price, which were valued at approximately $3.8 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term. In connection with this offering, two of the Principals purchased an aggregate of 750,000 shares of Newcastle at the public offering price.

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	Fair Value	Notional Amount	Gains/(Losses) (B)	Maturity
	Location (A)	June 30, 2013	June 30, 2013	Six Months Ended June 30, 2013	Date
Foreign exchange option contract	Other Assets	$1,063	€50,000	$(300)	Mar-14
Foreign exchange option contract	Other Assets	$(1,041)	€50,000	$250	Mar-14
Foreign exchange option contract	Other Assets	$1,584	¥877,506	$1,049	Dec-13
Foreign exchange option contract	Other Assets	$(29)	¥877,506	$171	Dec-13
Foreign exchange option contract	Other Assets	$4,396	¥2,403,500	$2,552	Dec-14
Foreign exchange option contract	Other Assets	$(448)	¥2,403,500	$648	Dec-14
Foreign exchange option contract	Other Assets	$2,157	¥1,865,000	$417	Jun-16
Foreign exchange option contract	Other Assets	$(1,691)	¥1,865,000	$49	Jun-16
Foreign exchange option contract	Other Assets	$375	¥550,000	$101	Jun-14
Foreign exchange option contract	Other Assets	$(227)	¥550,000	$47	Jun-14
Foreign exchange option contract	Other Assets	$500	¥550,000	$109	Jun-15
Foreign exchange option contract	Other Assets	$(366)	¥550,000	$25	Jun-15
Foreign exchange option contract	Other Assets	$636	¥550,000	$123	Jun-16
Foreign exchange option contract	Other Assets	$(499)	¥550,000	$14	Jun-16

(A)	Fortress has a master netting agreement with its counterparty.

(B)	Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $5.3 million during the six months ended June 30, 2013.

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	June 30, 2013
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb 2016	$147,332
Promissory note (D)	89,453	149,453	5.00%	Feb 2014	N/A
Total	$89,453	$149,453

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a former Principal in exchange for his equity interests in Fortress.

Management believes the fair value of the outstanding promissory note was approximately $91.1 million at June 30, 2013 (based on internal models, a level 3 valuation, see Note 3).

Fortress was in compliance with all of its debt covenants as of June 30, 2013. The following table sets forth the financial covenant requirements as of June 30, 2013.

	June 30, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$40,100	(A)
Consolidated Leverage Ratio	≤	2.00	0.10	(B)
Consolidated Interest Coverage Ratio	≥	4.00	36.64	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.

(B)
Impacted by Consolidated EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
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

Based on the value of the RSUs and RPUs which vested during the six months ended June 30, 2013 and 2012, Fortress has estimated tax shortfalls of $26.3 million and $29.6 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current
Federal income tax expense (benefit)	$(9,101)	$1,817	$(19,516)	$(5,586)
Foreign income tax expense (benefit)	1,787	1,557	2,904	3,280
State and local income tax expense (benefit)	(467)	1,091	(1,100)	(41)
	(7,781)	4,465	(17,712)	(2,347)
Deferred
Federal income tax expense (benefit)	8,432	(1,644)	38,550	28,548
Foreign income tax expense (benefit)	(559)	(296)	40	1,007
State and local income tax expense (benefit)	1,074	3	6,564	3,162
	8,947	(1,937)	45,154	32,717
Total expense (benefit)	$1,166	$2,528	$27,442	$30,370

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2013	December 31, 2012
Total deferred tax assets	$443,275	$485,160
Valuation allowance	(65,990)	(83,025)
Net deferred tax assets	$377,285	$402,135
Total deferred tax liabilities (A)	$14,864	$5,815

(A)	Included in Other Liabilities. The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from Newcastle (Note 3).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2012	$83,025
Changes due to FIG Corp ownership increases	(1,606)
Net decreases (A)	(15,429)
Valuation Allowance at June 30, 2013	$65,990

(A)	Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the six months ended June 30, 2013, a net deferred income tax provision of $0.5 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.2 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. In addition, a current income tax expense of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the six months ended June 30, 2013 through the delivery of vested RSUs and RPUs (Note 7). As a result of this change in ownership and other factors, the deferred tax asset decreased by $1.2 million with an offsetting decrease of $1.9 million to the valuation allowance. In addition, the deferred tax asset was increased by $11.4 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with an offsetting increase of $0.2 million to the valuation allowance. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2013, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $14.1 million. In addition, during the six months ended June 30, 2013, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $7.7 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
			Liquid Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Other	Total
June 30, 2013
Management fees and incentive income (A)	$41,977	$5,363	$4,538	$3,985	$15,085	$793	$71,741
Expense reimbursements (A)	1,438	3,764	8,244	5,615	13,115	54	32,230
Expense reimbursements - FCF (B)	27,073	—	—	—	—	—	27,073
Dividends and distributions	—	249	—	—	—	—	249
Other	551	—	—	—	12	9,681	10,244
Total	$71,039	$9,376	$12,782	$9,600	$28,212	$10,528	$141,537

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.1 million at June 30, 2013, respectively, and of $12.2 million and $5.8 million as of December 31, 2012, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of June 30, 2013, amounts due from Fortress Funds recorded in Due from Affiliates included $39.9 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $15.6 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.1 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

Due to affiliates was comprised of the following:

	June 30, 2013	December 31, 2012
Principals - tax receivable agreement - Note 5	$261,609	$253,787
Principals - Principal Performance Payments - Note 7	24,566	25,573
Distributions payable on Fortress Operating Group units	28,026	31,997
Other	6,743	6,450
General partner liability - Note 9	40,809	39,600
	$361,753	$357,407

Other Related Party Transactions

For the six months ended June 30, 2013 and 2012, Other Revenues included approximately $1.0 million and $0.7 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2013, Fortress advanced $1.0 million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+4.00%. All principal and interest is due and payable no later than February 2017. In addition, two senior employees repaid advances aggregating $1.6 million.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

This balance sheet caption was comprised of the following:

	June 30, 2013	December 31, 2012
Fortress Operating Group units held by the Principals and one senior employee	$523,186	$530,739
Employee interests in majority owned and controlled fund advisor and general partner entities	53,386	57,411
Other	2,104	2,029
Total	$578,676	$590,179

The Fortress Operating Group portion of these interests is computed as follows:

	June 30, 2013	December 31, 2012
Fortress Operating Group equity (Note 12)	$1,075,505	$1,058,886
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(55,490)	(59,440)
Total Fortress shareholders' equity in Fortress Operating Group	$1,020,015	$999,446
Fortress Operating Group units outstanding (A)	249,534,372	249,534,372
Class A shares outstanding (C)	236,963,748	220,369,026
Total	486,498,120	469,903,398
Fortress Operating Group as a percent of total (B)	51.3%	53.1%
Equity of Fortress Operating Group units held by Principals and one senior employee	$523,186	$530,739

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 48.7% and 46.9% of Fortress Operating Group as of June 30, 2013 and December 31, 2012, respectively.

(C)	As of December 31, 2012, this includes 2,082,684 treasury shares held by Fortress Operating Group.

 This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fortress Operating Group units held by the Principals and one senior employee	$(3,352)	$7,864	$47,433	$11,487
Employee interests in majority owned and controlled fund advisor and general partner entities	2,939	1,485	5,109	3,154
Other	53	(2)	75	99
Total	$(360)	$9,347	$52,617	$14,740

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (loss) attributable to Fortress	$(2,076)	$4,909	$12,253	$(24,631)
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	—	10,143	19,238
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	323	1,052	9,486	10,701
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ andOthers' Interests	$(1,753)	$5,961	$31,882	$5,308

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity-based compensation, per below	$10,380	$51,987	$19,975	$113,022
Profit-sharing expense, per below	96,407	29,717	164,553	60,230
Discretionary bonuses	51,776	45,971	103,088	94,436
Other payroll, taxes and benefits	53,492	44,792	105,518	88,158
	$212,055	$172,467	$393,134	$355,846

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2012	21,754,544	$9.44	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75

Issued	8,765,448	5.05	—	—	104,667	5.99	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(7,915,946)	15.07	(323,459)	11.30	—	—	(10,333,334)	13.75
Forfeited	(562,466)	3.77	—	—	—	—	—	—

Outstanding at June 30, 2013 (B)	22,041,580	$5.82	922,947	$3.47	932,878	$5.37	—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expense incurred (B)
Employee RSUs	$6,187	$28,653	$13,287	$66,607
Non-Employee RSUs	—	145	1	381
Principal Performance Payments (C)	4,193	624	6,687	881
Restricted Shares (D)	—	—	—	24
RPUs	—	22,565	—	45,129
Total equity-based compensation expense	$10,380	$51,987	$19,975	$113,022

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2013 of $55.3 million, with a weighted average recognition period of 2.5 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 2.5 million RSUs would be awarded as Principal Performance Payments.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of June 30, 2013 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

In January 2013, Fortress granted 4.8 million RSUs to its employees valued at an aggregate of $20.5 million on the grant date. These RSUs generally vest over three years.

During the three months ended June 30, 2013, Fortress granted 1.1 million RSUs to its employees valued at an aggregate of $7.2 million on the grant date. These RSUs generally vest over three years.

The expense for Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2013
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$—	$—
Liquid hedge fund business	2,564	9,847	12,411
Credit business	4,123	10,525	14,648
Total	$6,687	$20,372	$27,059

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Private equity funds	$1,796	$—	$2,135	$410
Castles	1,861	3,377	8,217	3,377
Liquid hedge funds	28,813	3,320	39,036	6,887
Credit hedge funds	32,028	12,249	50,703	26,779
Credit PE funds	18,907	7,680	44,090	15,864
Principal Performance Payments (A)	13,002	3,091	20,372	6,913
Total	$96,407	$29,717	$164,553	$60,230

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	235,941,595	235,941,595	227,741,269	227,741,269
Fully vested restricted Class A share units with dividend equivalent rights	584,851	584,851	3,755,642	3,755,642
Fully vested restricted Class A shares	900,457	900,457	888,102	888,102
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	—	—	254,444,133
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	1,710,597
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	9,737,422
Total weighted average shares outstanding	237,426,903	237,426,903	232,385,013	498,277,165
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(2,076)	$(2,076)	$12,253	$12,253
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(115)	(115)	(226)	(226)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	—	—	8,621
Net income (loss) available to Class A shareholders	$(2,191)	$(2,191)	$12,027	$20,648
Weighted average shares outstanding	237,426,903	237,426,903	232,385,013	498,277,165
Basic and diluted net income (loss) per Class A share	$(0.01)	$(0.01)	$0.05	$0.04

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	213,983,892	213,983,892	202,581,788	202,581,788
Fully vested restricted Class A share units with dividend equivalent rights	1,473,028	1,473,028	4,850,487	4,850,487
Fully vested restricted Class A shares	688,095	688,095	645,408	645,408
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	300,273,852	—	308,033,708
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	216,145,015	516,418,867	208,077,683	516,111,391
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$4,909	$4,909	$(24,631)	$(24,631)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(88)	(88)	(258)	(258)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(116)	(116)	(220)	(220)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(65,147)	—	(44,548)
Net income (loss) available to Class A shareholders	$4,705	$(60,442)	$(25,109)	$(69,657)
Weighted average shares outstanding	216,145,015	516,418,867	208,077,683	516,111,391
Basic and diluted net income (loss) per Class A share	$0.02	$(0.12)	$(0.12)	$(0.13)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share Units	16,786,047	21,193,102	16,266,780	20,621,941

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Class A shares (public shareholders)	235,941,595	213,983,892	227,741,269	202,581,788
Restricted Class A shares (directors)	900,457	705,204	888,102	668,932
Restricted Class A share units (employees) (A)	584,851	1,473,028	3,755,642	4,850,487
Restricted Class A share units (employees) (B)	4,970,562	6,434,147	4,259,267	6,786,086
Fortress Operating Group units (Principals and one senior employee)	249,534,372	300,273,852	249,534,372	303,037,371
Fortress Operating Group RPUs (one senior employee)	—	10,333,334	4,909,761	15,329,671
Total	491,931,837	533,203,457	491,088,413	533,254,335

	As of June 30, 2013	As of December 31, 2012
Class A shares (public shareholders)	236,030,870	217,458,131
Restricted Class A shares (directors)	932,878	828,211
Restricted Class A share units (employees) (A)	692,324	555,646
Restricted Class A share units (employees) (B)	5,744,629	6,434,147
Fortress Operating Group units (Principals and one senior employee)	249,534,372	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	10,333,334
Total	492,935,073	485,143,841

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2013, 8.0 million existing RSUs and 10.3 million existing RPUs vested and the related Class A and Class B shares, as applicable, were delivered within six months of vesting pursuant to the plan documents. All of the treasury shares held at December 31, 2012 were issued to employees in connection with these deliveries. In March 2013, one senior employee exchanged an aggregate of 10.3 million FOG units and Class B shares for an equal number of Class A shares. A portion of the vested shares are generally sold to cover withholding tax requirements. In June 2013, one of the Principals contributed 300,000 Class A shares to a charitable organization.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2013 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$27,512	$—	$27,512
Dividend equivalents on restricted Class A share
units (A)	—	936	—	936
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	30,725	20,134	28,026	48,160
Distributions to Fortress Operating Group RPU holders
(Note 7) (B)	1,272	401	—	401
Total distributions	$31,997	$48,983	$28,026	$77,009

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and the RPU holder (one senior employee).

On May 1, 2013, Fortress declared a first quarter cash dividend of $0.06 per Class A share. The dividend was payable on May 17, 2013 to holders of record of Class A shares on May 14, 2013. The aggregate amount of this dividend payment was approximately $14.2 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million were paid to holders of restricted Class A share units.

On July 31, 2013, Fortress declared a second quarter cash dividend of $0.06 per Class A share. The dividend is payable on August 16, 2013 to holders of record of Class A shares on August 13, 2013. The aggregate amount of this dividend payment is approximately $14.2 million. In connection with this dividend, dividend equivalent payments of approximately $0.5 million will be paid to holders of restricted Class A share units.

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2013 was $40.8 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2013, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $163.0 million as of June 30, 2013, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

July 1 to December 31, 2013	$12,538
2014	23,423
2015	20,882
2016	19,401
2017	2,540
2018	251
Thereafter	—
Total	$79,035

Rent expense, including operating expense escalations, during the six months ended June 30, 2013 and 2012 was $12.2 million and $11.4 million, respectively, and was included in General, Administrative and Other Expense.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

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
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of June 30, 2013:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve	Current Year-to-Date Net DE Reserve	Inception-to-Date Net DE Reserve	Notes
Fund II	2,104	19 Quarters	$6,070	$(1,823)	$(1,167)	$4,903	(C)
Fund III	45,108	22 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	24 Quarters	10,041	—	—	10,041	(D)
Total	$57,253		$61,219	$(1,823)	$(1,167)	$60,052

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: Fund I, Credit Opportunities Fund, Credit Opportunities Fund II, Credit Opportunities Fund III, certain FCO Managed Accounts, Real Estate Opportunities Fund, Net Lease Fund I and Japan Opportunity Fund.

(B)	See Note 2.

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $2.8 million immediately prior to June 30, 2013. Based on the criteria determined by the CODM, management determined that no reversal of reserve was appropriate. In the aggregate, $1.2 million of net reserve has been reversed in 2013.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the six months ended June 30, 2013, Fortress recorded $0.7 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of June 30, 2013, Fortress had $3.1 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2013, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $544.1 million, representing unrealized gains.

During the six months ended June 30, 2013, Fortress recorded an aggregate net reversal of $1.2 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2013 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $3.1 million.

Embedded Incentive Income

As of June 30, 2013, Fortress had $860.7 million of gross undistributed incentive income (Note 2), or $774.1 million net of intrinsic clawback. Of the $860.7 million, $191.8 million has been recognized in distributable earnings. This amount represents hedge fund incentive income recorded during the six months ended June 30, 2013.

In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 3) and sold all of the resulting shares at their June 30, 2013 closing price, it would have recorded $84.6 million of gross additional distributable earnings, or $66.3 million net of employee interests.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

 June 30, 2013 and the Six Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$66,722	$30,817	$48,744	$49,954	$47,551	$17,026		$—	$260,814
Incentive income	7,637	1,200	124,712	96,646	84,358	—		—	314,553
Segment revenues - total	$74,359	$32,017	$173,456	$146,600	$131,909	$17,026	$—	$—	$575,367
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$46,939	$14,653	$98,468	$67,832	$37,419	$(4,285)		$—	$261,026
Fund management distributable earnings (loss)	$46,939	$14,653	$88,622	$57,903	$36,821	$(4,285)		$—	$240,653
Pre-tax distributable earnings (loss)	$46,939	$14,653	$88,622	$57,903	$36,821	$(4,285)	$7,480	$—	$248,133
Total segment assets	$71,415	$9,302	$133,839	$85,878	$29,709	$33,775	$1,630,908	$487,017	$2,481,843
								(A)

(A)	Unallocated assets include deferred tax assets of $377.3 million.

Three Months Ended June 30, 2013

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$33,834	$12,985	$25,721	$25,393	$22,360	$8,604		$—	$128,897
Incentive income	4,854	1,200	92,460	63,489	36,954	—		—	198,957
Segment revenues - total	$38,688	$14,185	$118,181	$88,882	$59,314	$8,604	$—	$—	$327,854
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$25,376	$4,211	$71,099	$42,533	$16,391	$(3,236)		$—	$156,374
Fund management distributable earnings (loss)	$25,376	$4,211	$63,989	$36,609	$16,422	$(3,236)		$—	$143,371
Pre-tax distributable earnings (loss)	$25,376	$4,211	$63,989	$36,609	$16,422	$(3,236)	$4,270	$—	$147,641

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$59,406	$27,636	$39,361	$51,572	$42,554	$11,873	$—	$—	$232,402
Incentive income	7,543	—	9,730	56,345	25,430	—	—	—	99,048
Segment revenues - total	$66,949	$27,636	$49,091	$107,917	$67,984	$11,873	$—	$—	$331,450
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$43,009	$13,200	$7,889	$49,485	$7,098	$(4,536)	$—	$131	$116,276
Fund management distributable earnings (loss)	$43,009	$12,735	$7,100	$43,837	$7,089	$(4,536)	$—	$131	$109,365
Pre-tax distributable earnings (loss)	$43,009	$12,735	$7,100	$43,837	$7,089	$(4,536)	$(2,082)	$131	$107,283

Three Months Ended June 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$29,748	$13,060	$19,194	$25,942	$20,676	$6,223	$—	$—	$114,843
Incentive income	2,848	—	3,438	26,103	14,196	—	—	—	46,585
Segment revenues - total	$32,596	$13,060	$22,632	$52,045	$34,872	$6,223	$—	$—	$161,428
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$20,714	$5,924	$3,121	$23,381	$4,423	$(2,018)	$—	$697	$56,242
Fund management distributable earnings (loss)	$20,715	$5,924	$2,809	$20,611	$4,414	$(2,018)	$—	$697	$53,152
Pre-tax distributable earnings (loss)	$20,715	$5,924	$2,809	$20,611	$4,414	$(2,018)	$(2,986)	$697	$50,166

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fund management distributable earnings	$143,371	$53,152	$240,653	$109,365
Investment income (loss)	5,970	1,061	11,459	6,267
Interest expense	(1,700)	(4,047)	(3,979)	(8,349)
Pre-tax distributable earnings	147,641	50,166	248,133	107,283

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(36,955)	(14,195)	(85,319)	$(25,430)
Incentive income received from third parties, subject to contingent repayment	—	(1,401)	—	(1,401)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	7,584	22,641	34,379	31,384
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(4,854)	—	(4,854)	(1,107)
Incentive income from hedge funds, subject to annual performance achievement	(132,413)	(26,089)	(191,832)	(61,944)
Incentive income received from the sale of shares related to options	—	—	—	—
Reserve for clawback, gross (see discussion above)	—	(2,847)	(1,823)	(6,436)
	(166,638)	(21,891)	(249,449)	(64,934)
Adjust other income
Distributions of earnings from equity method investees**	(4,290)	(490)	(8,844)	(2,007)
Earnings (losses) from equity method investees**	25,329	21,215	59,216	51,943
Gains (losses) on options in equity method investees	(5,695)	185	23,745	4,257
Gains (losses) on other investments	1,055	7,206	12,540	27,063
Impairment of investments (see discussion above)	514	71	727	155
Adjust income from the receipt of options	10,096	13,226	36,470	13,226
	27,009	41,413	123,854	94,637
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(12,265)	(55,278)	(28,354)	(114,925)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	—	1,025	655	2,316
	(12,265)	(54,253)	(27,699)	(112,609)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(11)	(12)	(22)	(23)
Adjust non-controlling interests related to Fortress Operating Group units	3,352	(7,864)	(47,433)	(11,487)
Adjust tax receivable agreement liability	—	—	(7,739)	(6,935)
Adjust income taxes	(1,164)	(2,650)	(27,392)	(30,563)
Total adjustments	(149,717)	(45,257)	(235,880)	(131,914)

Net Income (Loss) Attributable to Class A Shareholders	(2,076)	4,909	12,253	(24,631)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	(360)	9,347	52,617	14,740
Net Income (Loss) (GAAP)	$(2,436)	$14,256	$64,870	$(9,891)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

June 30, 2013
Total segment assets	$2,481,843
Adjust equity investments from segment carrying amount	(40,002)
Adjust investments gross of employees’ and others’ portion	41,100
Adjust goodwill and intangible assets to cost	(22,732)
Accrued incentive income subject to annual performance achievement	(191,832)
Total assets (GAAP)	$2,268,377

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment revenues	$327,854	$161,428	$575,367	$331,450
Adjust management fees	125	148	250	273
Adjust incentive income	(166,638)	(21,900)	(249,449)	(65,254)
Adjust income from the receipt of options	10,096	13,226	36,470	13,226
Adjust other revenues (including expense reimbursements)*	51,637	46,146	104,791	91,011
Total revenues (GAAP)	$223,074	$199,048	$467,429	$370,706

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan
	Funds	Castles	Funds	Funds	Funds	Circle	Unallocated	Total
Three Months Ended June 30,
2013
Depreciation	$385	$147	$510	$1,415	$46	$65	$775	$3,343
Amortization	—	—	—	—	—	11	—	11
Total	$385	$147	$510	$1,415	$46	$76	$775	$3,354

2012
Depreciation	$407	$101	$503	$1,276	$104	$101	$754	$3,246
Amortization	—	—	—	—	—	12	—	12
Total	$407	$101	$503	$1,276	$104	$113	$754	$3,258

Six Months Ended June 30,
2013
Depreciation	$739	$272	$979	$2,758	$149	$124	$1,550	$6,571
Amortization	—	—	—	—	—	22	—	22
Total	$739	$272	$979	$2,758	$149	$146	$1,550	$6,593

2012
Depreciation	$829	$210	$1,009	$2,596	$201	$201	$1,667	$6,713
Amortization	—	—	—	—	—	23	—	23
Total	$829	$210	$1,009	$2,596	$201	$224	$1,667	$6,736

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In July 2013, Fortress sold 862,383 shares of GAGFAH (Note 3) and realized a gain of $5.5 million. From inception through June 30, 2013, Fortress recorded a cumulative unrealized gain of $6.2 million in its investment income, resulting in a $0.7 million loss in the third quarter of 2013.

In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note (Note 4) due to a former Principal. As such, this note is no longer outstanding.

For an additional subsequent event, see Note 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended June 30, 2013.

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

The consolidating balance sheet information is as follows:

	As of June 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$291,000	$438	$—	$1,154	$—	$292,592
Due from affiliates	142,000	1,462	(1,925)	116,695	(116,695)	141,537
Investments	1,215,469	175	(175)	496,829	(496,829)	1,215,469
Investments in options	98,298	—	—	—	—	98,298
Deferred tax asset	3,514	—	—	373,771	—	377,285
Other assets	113,471	442	—	29,283	—	143,196
	$1,863,752	$2,517	$(2,100)	$1,017,732	$(613,524)	$2,268,377
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$229,368	$1,800	$—	$—	$—	$231,168
Due to affiliates	216,320	2,444	(1,925)	261,609	(116,695)	361,753
Deferred incentive income	286,089	—	—	—	—	286,089
Debt obligations payable	—	—	—	89,453	—	89,453
Other liabilities	54,436	132	—	13,704	—	68,272
	786,213	4,376	(1,925)	364,766	(116,695)	1,036,735
Commitments and Contingencies
Equity
Paid-in capital	5,693,996	175	(175)	2,129,188	(5,693,996)	2,129,188
Retained earnings (accumulated deficit)	(4,666,101)	(2,034)	—	(1,474,325)	4,668,135	(1,474,325)
Accumulated other comprehensive income (loss)	(5,846)	—	—	(1,897)	5,846	(1,897)
Total Fortress shareholders' equity (B)	1,022,049	(1,859)	(175)	652,966	(1,020,015)	652,966
Principals' and others' interests in equity of consolidated subsidiaries	55,490	—	—	—	523,186	578,676
Total Equity	1,077,539	(1,859)	(175)	652,966	(496,829)	1,231,642
	$1,863,752	$2,517	$(2,100)	$1,017,732	$(613,524)	$2,268,377

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$265,787	$1,577	$—	$—	$—	$267,364
Management fees: non-affiliates	29,886	284	—	—	—	30,170
Incentive income: affiliates	62,242	—	—	—	—	62,242
Incentive income: non-affiliates	2,863	—	—	—	—	2,863
Expense reimbursements: affiliates	87,793	12,214	—	—	—	100,007
Expense reimbursements: non-affiliates	2,848	—	—	—	—	2,848
Other revenues	2,127	2	—	3,067	(3,261)	1,935
	453,546	14,077	—	3,067	(3,261)	467,429
Expenses
Interest expense	3,973	22	—	3,344	(3,261)	4,078
Compensation and benefits	379,357	13,777	—	—	—	393,134
General, administrative and other	65,837	818	—	—	—	66,655
Depreciation and amortization	6,564	29	—	—	—	6,593
	455,731	14,646	—	3,344	(3,261)	470,460
Other Income (Loss)
Gains (losses)	38,080	(5)	—	—	—	38,075
Tax receivable agreement liability adjustment	—	—	—	(7,739)	—	(7,739)
Earnings (losses) from equity method investees	65,007	—	—	42,010	(42,010)	65,007
	103,087	(5)	—	34,271	(42,010)	95,343
Income (Loss) Before Income Taxes	100,902	(574)	—	33,994	(42,010)	92,312
Income tax benefit (expense)	(5,701)	—	—	(21,741)	—	(27,442)
Net Income (Loss)	$95,201	$(574)	$—	$12,253	$(42,010)	$64,870
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$5,184	$—	$—	$—	$47,433	$52,617
Net Income (Loss) Attributable to Class A Shareholders (B)	$90,017	$(574)	$—	$12,253	$(89,443)	$12,253

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$95,201	$(574)	$—	$12,253	$(42,010)	$64,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,564	29	—	—	—	6,593
Other amortization and accretion	483	—	—	—	—	483
(Earnings) losses from equity method investees	(65,007)	—	—	(42,010)	42,010	(65,007)
Distributions of earnings from equity method investees	39,526	—	—	—	—	39,526
(Gains) losses	(38,080)	5	—	—	—	(38,075)
Deferred incentive income	(34,379)	—	—	—	—	(34,379)
Deferred tax (benefit) expense	669	—	—	44,485	—	45,154
Adjustment of estimated forfeited non-cash compensation	20	—	—	—	—	20
Options received from affiliates	(36,470)	—	—	—	—	(36,470)
Tax receivable agreement liability adjustment	—	—	—	7,739	—	7,739
Equity-based compensation	19,975	—	—	—	—	19,975
Options in affiliates granted to employees	8,217	—	—	—	—	8,217
Allowance for doubtful accounts	315	—	—	—	—	315
Cash flows due to changes in
Due from affiliates	(26,382)	(28)	—	60,349	(76,990)	(43,051)
Other assets	25,745	184	—	(23,085)	—	2,844
Accrued compensation and benefits	120,061	90	—	—	—	120,151
Due to affiliates	(57,550)	(80)	—	(17,370)	76,990	1,990
Deferred incentive income	89,715	—	—	—	—	89,715
Other liabilities	785	25	—	649	—	1,459
Net cash provided by (used in) operating activities	149,408	(349)	—	43,010	—	192,069
Cash Flows From Investing Activities
Contributions to equity method investees	(18,763)	—	—	(40,787)	40,787	(18,763)
Distributions of capital from equity method investees	236,173	—	—	45,688	(45,688)	236,173
Purchase of equity securities	(16,936)	—	—	—	—	(16,936)
Purchase of fixed assets	(5,032)	—	—	—	—	(5,032)
Net cash provided by (used in) investing activities	195,442	—	—	4,901	(4,901)	195,442

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2013
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	—	—	—	(60,000)	—	(60,000)
Payment of deferred financing costs	(2,054)	—	—	—	—	(2,054)
Issuance (purchase) of Class A shares (RSU settlements)	(40,787)	—	—	40,787	—	—
Capital contributions (distributions)	40,787	—	—	—	(40,787)	—
Dividends and dividend equivalents paid	(46,500)	—	—	(27,637)	45,688	(28,449)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	345	—	—	—	—	345
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(109,003)	—	—	—	—	(109,003)
Net cash provided by (used in) financing activities	(157,212)	—	—	(46,850)	4,901	(199,161)
Net Increase (Decrease) in Cash and Cash Equivalents	187,638	(349)	—	1,061	—	188,350
Cash and Cash Equivalents, Beginning of Period	103,362	787	—	93	—	104,242
Cash and Cash Equivalents, End of Period	$291,000	$438	$—	$1,154	$—	$292,592

(A)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $54.6 billion in AUM as of June 30, 2013. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

The performance of our funds was strong in the second quarter of 2013, which led to an improvement in our operating results in comparison with the second quarter of 2012. In addition, we have continued significant capital raising within our funds and we have continued to improve our financial position. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of June 30, 2013, we managed the following businesses:

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

Liquid Hedge Funds — a business that manages approximately $6.5 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $12.5 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $21.4 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

In addition, Fortress has a traditional asset management business. The traditional asset management business works similarly to the hedge fund business, except that generally there is no provision for incentive income and management fee rates are lower.

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

We also invest our own capital alongside the fund investors in order to further align our interests and to earn a return on the investments.

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors, also known as our “assets under management,” or "AUM."

•	Earn attractive returns on the investments we make.

•	Effectively manage our liquidity, including our debt, if any, and expenses.

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

•
Realization of private equity investments and return of capital distributions: In “closed-end” funds, AUM decreases when we return capital to fund investors as investments are realized. Investments are realized when they are sold or otherwise converted to cash by the manager. Similarly, AUM decreases in publicly traded investment vehicles when return of capital distributions are made to investors.

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

•
We generally earn incentive income from private equity style funds based on a percentage of the returns of the fund, subject to the achievement of a minimum return (the “preferred” return) to fund investors. Incentive income is generally paid as each investment in a fund is realized, subject to a “clawback.” At the termination of a fund, a computation is done to determine how much incentive income we should have earned based on the fund's overall performance, and any incentive income payments received by us in excess of the amount we should have earned must be returned by us (or “clawed back”) to the fund for distribution to fund investors. Certain of our private equity style funds pay incentive income only after all of the fund's invested capital has been returned.

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

Liquidity, Debt and Expense Management

We may choose to use leverage, or debt, to manage our liquidity or enhance our returns. We strive to achieve a level of debt that is sufficient to cover working capital and investment needs, but not in an amount or manner which causes undue stress on performance, either through required payments or restrictions placed on Fortress.

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

•
Profit sharing means that when profits increase, either of Fortress as a whole or of a specified component (such as a particular fund) of Fortress, employees receive increased compensation. In this way, employees' interests are aligned with Fortress's, employees can receive significant compensation when performance is good, and we are able to reduce expenses when necessary.

•
Equity-based compensation means that employees are paid in equity of Fortress rather than in cash. This form of compensation has the advantage of not requiring a cash expenditure, while aligning employees' interests with those of Fortress.

Our liquidity is discussed below, under “— Liquidity and Capital Resources.” Our compensation expenses, including profit sharing and equity-based compensation, are discussed in Note 7 to our consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 10 to our consolidated financial statements contained herein.

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

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

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

Strong equity market conditions enable our private equity funds to increase the value, and effect realizations, of their portfolio company investments. In addition, strong equity markets make it generally easier for our funds that invest in equities to generate positive investment returns. The condition of debt markets also has a meaningful impact on our business. Several of our funds are directly and indirectly exposed to debt instruments, which are generally assisted by a strong and liquid debt market. We invest in debt instruments, our funds borrow money to make investments and our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Furthermore, from time to time, we utilize debt to finance our investments in our funds and for working capital purposes.

Beginning in mid-2007 through mid-2009, the equity and debt markets experienced a significant deterioration. The deterioration of the debt markets in the United States was triggered by considerable turbulence in the housing and sub-prime mortgage markets, which negatively affected other fixed income markets. The difficult conditions in the fixed income markets prompted lenders to cease committing to new senior loans and other debt, which, in turn, made it extremely difficult to finance new and pending private equity acquisitions or to refinance existing debt. The securitization markets, in particular, were significantly impaired and continue to be limited. As the turbulence in the debt markets continued and its intensity increased, equity market conditions also deteriorated as concerns of an economic slowdown affected equity valuations. Furthermore, the resulting reduction in the availability of capital caused increased correlation in the values of a wide variety of potential investments, which generally declined substantially. The resulting reduction in liquidity and increase in volatility caused several commercial and investment banks, hedge funds and other financial institutions to reduce the carrying value of a significant amount of their holdings, which further reduced the liquidity of debt and, to a lesser extent, equity instruments. We refer to these conditions, as they existed during this period, as the “2008 Recession.”

Equity market conditions began to stabilize in the second quarter of 2009, and debt market conditions improved significantly in 2010. As a result, in our private equity business we were able to access the equity markets in the United States and abroad and to realize significant positions in publicly traded securities of our portfolio companies.  The improvement in the debt markets enabled us and our portfolio companies to refinance existing debt obligations and otherwise obtain debt financing with respect to our existing investments. However, debt and equity market conditions remain volatile and have been adversely affected by various factors, such as the European debt crisis, continuing weakness in the U.S. labor and real estate markets, and unrest in the Middle East.

Our hedge funds hold actively traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of June 30, 2013, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of those funds and, therefore, our reputation. In addition, the potential for defaults on European sovereign debt may have negative impacts on the markets, which could have a material adverse impact on Fortress.

Market conditions have impacted our business in several ways:

•
Volatility in the markets increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the debt and equity markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of sufficient liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions.

•
Conditions during the 2008 Recession resulted in significant declines in the values of our funds' investments. Our credit funds and liquid hedge funds have recovered these losses in aggregate in subsequent periods. Our private equity funds have also recovered these losses, but must satisfy minimum return requirements prior to generating incentive income. This has resulted in increased challenges to our ability to generate incentive income from our existing traditional private equity funds and, in some cases, the possibility that we will be liable for “clawback” payments relating to incentive payments previously collected. The returns required are subject to a number of variables, such as the amount of loss incurred, the amount of outstanding capital in the fund, the amount and timing of future capital draws and distributions, and the rate of preferred return earned by investors. See Note 2 to the consolidated financial statements included herein for more information.

•
Based on the above described improvements in the markets, our board of directors approved a revised dividend policy under which it reinstated a quarterly dividend beginning in the fourth quarter of 2011, which was increased in the fourth quarter of 2012. The decision to pay a dividend, as well as the amount of any dividends paid, is subject to change at the discretion of our board of directors based upon a number of factors, including actual and projected distributable earnings.

•
Conditions during the 2008 Recession also resulted in what we refer to as the “Great Deleveraging.” As the financing of existing assets throughout the markets matures over time, it must be refinanced. The general reduction in the value of assets, coupled with the reduction in capital availability described above, led to refinancing at a significantly lower level of leverage, which requires either a contribution of equity or, in many cases, the sale of the assets. These circumstances resulted in significant opportunities for investors with sufficient capital to acquire assets at reduced prices. However, since the first wave of the Great Deleveraging, near-term investment opportunities have become more sporadic in nature given pricing and market dynamics.

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

The strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on returns available from traditional investment products, and to a lesser extent on the interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. Treasury rate or LIBOR) available on other investment products. This is because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns of investment products offered by alternative asset managers.

Solving for funding gaps, historically low interest rates, as well as the reductions in asset values described above, have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have stabilized or even slightly increased - and redemption requests appear to have decreased - relative to the conditions experienced during the 2008 Recession. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e. “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As a historical leader in the alternative asset management industry based on the size, diversity and historical performance of our funds, we were able to attract a significant amount of new capital even during challenging market conditions. As illustrated in “- Performance of Our Funds” below, we have generated strong returns across most of our funds, and the performance of our more recent vintage private equity funds has rebounded significantly since the 2008 Recession. As a result, as illustrated in “- Assets Under Management” below, we have been able to raise meaningful additional capital in various funds, including newly formed funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the post-recession environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: transportation and infrastructure, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living facilities.  If any of these industries or sectors were adversely affected by market conditions, sector-specific trends or other factors, in a systemic or uniform manner, it could have a disproportionately negative impact on those funds.

Our liquid hedge funds engage in active trading. Performance in the first half of 2013 has been very favorable across the liquid hedge fund business led by positions profiting from the weakening in the Japanese Yen and rising global equity markets. However, towards the end of May and June, as global equity markets pulled back from their earlier highs and emerging market rates moved appreciably higher, profits were reduced in equities and emerging market interest rates.  See “- Performance of Our Funds.” The positive impact of these trends may not continue as these trends may change, or the positions held by the funds may be changed.

We believe that unfolding developments in the U.S. residential housing market are generating significant, compelling investment opportunities. The U.S. residential market is vast and, in the aftermath of the 2008 Recession, the residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that excess mortgage servicing rights (MSRs) present an opportunity due to a supply-demand imbalance, attractive pricing, and significant barriers to entry. New Residential Investment Corp. ("New Residential") and the MSR Opportunities Funds have recently made significant investments in excess MSRs.

Market Considerations Summary

While market conditions in the United States and abroad have improved meaningfully over the last several years, it is not clear whether a sustained recovery will occur or, if so, for how long it will last. Many market participants remain concerned about the long-term health of the financial markets, financial institutions and countries that participate in these markets.  Deterioration of market conditions in the future, particularly another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, would negatively impact Fortress and our funds.

Although disruptions in the markets, with respect to equity prices, interest rates, credit spreads or other market factors, including market liquidity, may adversely affect our existing positions, we believe such disruptions generally also present significant new opportunities for investment, particularly in distressed asset classes. Our ability to take advantage of these opportunities will depend on our access to debt and equity capital, both at Fortress and within the funds. However, no assurance can be given that future trends will not be disadvantageous to us, particularly if conditions deteriorate, or if generally improving conditions in our markets reverse.

To date we have been able to continue raising capital, both through new and existing funds, which helps to increase our AUM and to give us a significant amount of capital available to be invested at a time when we believe attractive returns are available. However, we do not currently know the full extent to which market uncertainty will affect us or the markets in which we operate. If conditions deteriorate, or result in a permanent, fundamental change in the markets, we and the funds we manage may experience reduced liquidity, reduced earnings and cash flow, impairment charges, increased margin requirements, as well as challenges in maintaining our reputation, raising additional capital, maintaining compliance with covenants under our debt obligations, obtaining investment financing and making investments on attractive terms.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit
	Funds (J)	Castles		Hedge Funds	PE Funds (J)	Logan Circle	Total
2013
AUM December 31, 2012	$10,611	$3,660	$5,060	$5,665	$7,749	$20,685	$53,430
Capital raised (A)	—	1,097	1,393	242	—	—	2,732
Increase in invested capital	307	—	—	—	549	—	856
Redemptions (B)	—	—	(518)	(48)	—	—	(566)
SPV distributions (C)	—	—	—	—	—	—	—
RCA distributions (D)	—	—	—	(421)	—	—	(421)
Return of capital distributions (E)	(296)	—	(40)	(8)	(1,383)	—	(1,727)
Adjustment for capital reset (F) (K)	—	(1,492)	—	—	—	—	(1,492)
Crystallized incentive income (G)	—	—	(69)	(140)	—	—	(209)
Net client flows (traditional)	—	—	—	—	—	1,277	1,277
Income (loss) and foreign exchange (H)	446	(49)	635	470	(207)	(565)	730
AUM June 30, 2013 (I)	$11,068	$3,216	$6,461	$5,760	$6,708	$21,397	$54,610

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2013. Redemptions are further detailed below.

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

(F)
The reset date of certain private equity or credit PE funds is an event determined by the earliest occurrence of (i) the first day following the expiration of the capital commitment period of a fund, (ii) a successor fund or entity draws capital contributions or charges management fees (not applicable to credit PE funds) or (iii) the date on which all unpaid capital obligations have been canceled. For the period commencing with the initial closing of or contribution to the fund and ending on the last day of the semi-annual or quarterly period ending on or after the reset date, certain funds generate management fees as a percentage of the fund's capital commitments and certain funds generate management fees as a percentage of the fund's aggregate capital contributions. Thereafter, such funds generally generate management fees as a percentage of the aggregate capital contributed adjusted for the fair value of each investment that is below the associated investment's contributed capital.

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

(J)
As of June 30, 2013, the private equity funds and credit PE funds had approximately $0.7 billion and $5.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $1.4 billion is only available for follow-on investments, management fees and other fund expenses.

(K)
In April 2013, Eurocastle completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle. Following the conversion of its outstanding convertible debt, Eurocastle effected a one for two hundred reverse split of its common stock.

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

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2013:

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2013	$573,421	$132,520	$441,291		$41,125	$—	$41,125
2012	1,482,907	1,483,319	—		248,402	100,315	167,775
2011	2,382,209	2,291,242	—		785,831	466,834	428,848
Prior			—	(A)			504,876	(A)
			$441,291	(B)			$1,142,624	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $171.3 million to be paid primarily within one quarter and $270.0 million to be paid in the first quarter of 2014 and thereafter. For credit hedge funds, reflects $1,101.5 million in RCAs to be paid as the underlying investments are realized, $36.2 million to be paid within one quarter and $4.9 million to be paid in the first quarter of 2014 and thereafter. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	June 30, 2013
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed - May-13	$—	$—	25.7%
Fund II	Jul-02	(A)	—	—	35.5%
Fund III	Sep-04	Jan-15	1,225	1,287	7.0%
Fund III Coinvestment	Nov-04	Jan-15	101	112	1.5%
Fund IV	Mar-06	Jan-17	2,983	2,900	3.4%
Fund IV Coinvestment	Apr-06	Jan-17	473	619	(0.4)%
Fund V	May-07	Feb-18	2,774	2,741	0.4%
Fund V Coinvestment	Jul-07	Feb-18	601	577	(8.5)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Permanent	—	—	18.9%
FRID (GAGFAH)	Mar-05	Apr-15	786	507	(2.5)%
FRIC (Brookdale)	Mar-06	May-16	160	107	(4.3)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	1,083	1,067	7.1%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	437	443	(0.9)%
WWTAI	Jul-11	Jun-24	148	27	(C)
MSR Opportunities Fund IA	Aug-12	Aug-22	195	—	(C)
MSR Opportunities Fund IB	Aug-12	Aug-22	49	—	(C)

Continued on next page.

			AUM		Returns (B)
						Six Months Ended
	Inception		June 30,		Inception	June 30,
Name of Fund	Date	Maturity Date (A)	2013	2012	to Date (D)	2013	2012
Private Equity - Castles
Newcastle Investment Corp.	Jun-98	Permanent	$1,486	$1,561	N/A	7.7%	11.9%
New Residential Investment Corp.	May-13	Permanent	1,204	—	N/A	8.3%	N/A
Eurocastle Investment Limited	Oct-03	Permanent	526	1,829	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	340	410	9.3%	12.8%	7.3%
Fortress Macro Funds	May-09	Redeemable	1,856	1,683	9.7%	13.2%	8.0%
Fortress Macro MA1	Nov-11	Redeemable	299	62	19.2%	13.8%	(C)
Fortress Partners Fund LP (A)	Jul-06	Redeemable	547	644	2.2%	0.1%	1.7%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	644	666	2.6%	2.2%	2.1%
Fortress Asia Macro Funds	Mar-11	Redeemable	1,258	235	16.0%	12.9%	6.8%
Fortress Convex Asia Funds	May-12	Redeemable	85	26	(3.7)%	0.7%	(C)

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02	PE style redemption	3,844	4,008	11.5%	9.4%	7.6%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02	PE style redemption	1,195	929	11.7%	10.5%	7.9%
Worden Fund	Jan-10	PE style redemption	223	191	13.5%	9.1%	9.0%
Worden Fund II	Aug-10	PE style redemption	34	19	11.9%	8.4%	7.0%
Value Recovery Funds and related assets	(F)	Non-redeemable	458	691	(F)	(F)	(F)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	June 30, 2013
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$722	$972	26.2%
Credit Opportunities Fund II	Jul-09	Jul-22	737	929	18.7%
Credit Opportunities Fund III	Sep-11	Mar-24	785	459	(C)
FCO Managed Accounts	Sep-08 to Jun-10	Oct-21 to Jun-24	805	905	22.5%	(G)
FCO Managed Accounts (C)	Oct-10 to Jun-12	Apr-22 to Mar-27	566	295	(C)
Long Dated Value Fund I	Apr-05	Apr-30	185	186	4.4%
Long Dated Value Fund II	Nov-05	Nov-30	153	157	2.7%
Long Dated Value Fund III	Feb-07	Feb-32	104	197	8.0%
LDVF Patent Fund	Nov-07	Nov-27	16	16	13.4%
Real Assets Fund	Jun-07	Jun-17	86	92	8.6%
Japan Opportunity Fund	Jun-09	Jun-19	425	600	20.7%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	713	75	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	739	25	(C)
Net Lease Fund I	Jan-10	Feb-20	74	65	18.7%
Global Opportunities Fund	Sep-10	Sep-20	271	337	(C)
Life Settlements Fund	Dec-10	Dec-22	210	197	(C)
Life Settlements Fund MA	Dec-10	Dec-22	18	17	(C)
Real Estate Opportunities Fund	May-11	Sep-24	76	48	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	17	14	(C)
Subtotal - all funds			31,716	28,927
Managed accounts			1,497	749
Total - Alternative Investments			33,213	29,676
Logan Circle			21,397	18,112
Total (H)			$54,610	$47,788

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 80.0% of our alternative investment AUM as of June 30, 2013.

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
For Castles, returns represent the current dividend yield which is calculated by annualizing the most recently declared dividend and dividing the result by the closing stock price for the period. Eurocastle did not declare a dividend during the six months ended June 30, 2013 and 2012.
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

(H)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund and FICO had zero AUM as of June 30, 2013 and 2012, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2013	2012		$2013	2012	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$267,364	$224,129	$43,235	$123,762	$117,834	$5,928
Management fees: non-affiliates	30,170	21,772	8,398	15,355	10,383	4,972
Incentive income: affiliates	62,242	33,018	29,224	30,885	24,216	6,669
Incentive income: non-affiliates	2,863	776	2,087	1,434	469	965
Expense reimbursements: affiliates	100,007	87,400	12,607	49,341	44,449	4,892
Expense reimbursements: non-affiliates	2,848	1,886	962	1,477	937	540
Other revenues	1,935	1,725	210	820	760	60
	467,429	370,706	96,723	223,074	199,048	24,026
Expenses
Interest expense	4,078	8,502	(4,424)	1,783	4,135	(2,352)
Compensation and benefits	393,134	355,846	37,288	212,055	172,467	39,588
General, administrative and other expense (including depreciation and amortization)	73,248	69,097	4,151	36,011	35,953	58
	470,460	433,445	37,015	249,849	212,555	37,294
Other Income (Loss)
Gains (losses)	38,075	31,770	6,305	(3,200)	7,148	(10,348)
Tax receivable agreement liability adjustment	(7,739)	(6,935)	(804)	—	—	—
Earnings (losses) from equity method investees	65,007	58,383	6,624	28,705	23,143	5,562
	95,343	83,218	12,125	25,505	30,291	(4,786)
Income (Loss) Before Income Taxes	92,312	20,479	71,833	(1,270)	16,784	(18,054)
Income tax benefit (expense)	(27,442)	(30,370)	2,928	(1,166)	(2,528)	1,362
Net Income (Loss)	$64,870	$(9,891)	$74,761	$(2,436)	$14,256	$(16,692)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$52,617	$14,740	$37,877	$(360)	$9,347	$(9,707)
Net Income (Loss) Attributable to Class A Shareholders	$12,253	$(24,631)	$36,884	$(2,076)	$4,909	$(6,985)

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

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity			Credit
			Liquid Hedge	Hedge
Six Months Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
June 30, 2013	$10,935	$3,251	$5,670	$5,682	$7,166	$21,340	$54,044
June 30, 2012	$9,917	$3,260	$4,918	$5,942	$6,041	$15,907	$45,985

	Private Equity			Credit
			Liquid Hedge	Hedge
Three Months Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
June 30, 2013	$11,097	$3,047	$5,976	$5,690	$6,874	$21,667	$54,351
June 30, 2012	$10,233	$3,300	$4,619	$5,925	$5,946	$17,098	$47,121

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

Incentive Income

Incentive income is calculated as a percentage of returns, or profits, (or in some cases taxable income), earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Incentive income received from funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved. The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved.

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 967 asset management employees as of June 30, 2012, to 1,035 asset management employees as of June 30, 2013. Additionally, we have 986 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities).

Revenues

Six months ended June 30

Total revenues were $467.4 million for the six months ended June 30, 2013, a net increase of $96.7 million, compared to $370.7 million for the six months ended June 30, 2012. The increase in revenues was attributable to (i) increases of $43.2 million and $8.4 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $29.2 million and $2.1 million in incentive income from affiliates and non-affiliates, respectively, (iii) increases of $12.6 million and $1.0 million in expense reimbursements from affiliates and non-affiliates, respectively, and (iv) an increase of $0.2 million in other revenues.

The increase in management fees from affiliates of $43.2 million was primarily due to increases in average fee paying AUM, based on a simple quarterly average, in our private equity funds and credit PE funds of $1.0 billion and $1.1 billion, respectively, and an increase of $23.2 million in management fees resulting from Newcastle and Eurocastle options granted to Fortress during the six months ended June 30, 2013 as compared to the prior period.

The increase in management fees from non-affiliates of $8.4 million was primarily related to an increase in average fee paying AUM, based on a simple quarterly average, of $0.6 billion and $5.4 billion in our liquid hedge fund managed accounts and Logan Circle, respectively. This increase was partially offset by a decrease of $1.3 million in management fees from non-affiliates due to certain investments within the Castles concluding in the first quarter of 2012.

The increase in incentive income from affiliates of $29.2 million was primarily attributable to (i) an increase of $17.4 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on distributions from redeeming capital accounts (“RCA”), which represent accounts where investors have provided withdrawal notices and receive payout as underlying fund investments are realized, (ii) an increase of $10.5 million of incentive income recognized from Fund II as a result of a realization event and the fund reaching its maturity date during the six months ended June 30, 2013, which resulted in the recognition of income as certain contingencies for repayment were resolved, (iii) an increase of $1.2 million in crystallized incentive income recognized from our Castles, (iv) a net increase of $5.6 million in incentive income recognized from our liquid hedge funds primarily as a result of redemptions and an increase in the average capital eligible for incentive income primarily attributable to higher returns during the six months ended June 30, 2013, and (v) an increase of $3.7 million of incentive income recognized primarily from the liquidation of Fund I in May 2013. These increases were partially offset by a net decrease of $11.1 million in incentive income from our credit PE funds due to a decrease in deemed tax distributions, which are no longer subject to clawback, for the six months ended June 30, 2013, as compared with the prior period.

The $2.1 million increase in incentive income from non-affiliates was primarily related to an increase in crystallized incentive income from our liquid managed accounts.

The increase in expense reimbursements from affiliates of $12.6 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds, the most significant of which related to our senior living property manager, for the six months ended June 30, 2013 as compared to the prior comparative period.

Expenses

Six months ended June 30

Expenses were $470.5 million for the six months ended June 30, 2013, a net increase of $37.0 million, compared to $433.4 million for the six months ended June 30, 2012. The increase was attributable to an increase of $37.3 million in compensation and benefits, and an increase of $4.2 million in general, administrative and other expenses. These increases were partially offset by a decrease of $4.4 million in interest expense.

Total compensation and benefits increased primarily due to (i) a $104.3 million increase in profit-sharing expenses primarily related to our liquid hedge funds, credit PE funds, credit hedge funds, Principal Performance Payments, and Castles, (ii) a $17.4 million increase in other payroll, taxes, and benefits (including wages), and (iii) an $8.7 million increase in discretionary bonus accruals. These increases were partially offset by a decrease of $93.0 million in equity-based compensation expense. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. The $17.4 million increase in other payroll, taxes and benefits was the result of an increase in headcount and the formation of a senior living property management business in July 2012. The increase of $8.7 million in discretionary bonuses is primarily related to increased headcount and changes in the performance of the Company. The $93.0 million decrease in equity-based compensation is primarily due to the final vesting of RSUs issued in connection with our IPO and RPUs in January 2013.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $2.3 million in placement fees related to a private equity fund, (ii) an increase in recruitment fees of $0.8 million, and  (iii) an increase of $1.1 million in other general and administrative expenses.

The decrease in interest expense of $4.4 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the six months ended June 30, 2013, as compared to the prior period.

Revenues

Three months ended June 30

Total revenues were $223.1 million for the three months ended June 30, 2013, a net increase of $24.0 million, compared to $199.0 million for the three months ended June 30, 2012. The increase in revenues was attributable to (i) increases of $5.9 million and $5.0 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $6.7 million and $1.0 million in incentive income from affiliates and non-affiliates, respectively, (iii) increases of $4.9 million and $0.5 million in expense reimbursements from affiliates and non-affiliates, respectively, and (iv) and increase of $0.1 million in other revenues.

The increase in management fees from affiliates of $5.9 million was primarily due to increases in average fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds and credit PE funds of $0.9 billion, $0.7 billion, and $0.9 billion, respectively. These increases were partially offset by a net decrease of $3.1 million in management fees due to Newcastle and Eurocastle options granted to Fortress during the three months ended June 30, 2013 as compared to the prior comparative period.

The increase in management fees from non-affiliates of $5.0 million was primarily related to an increase in average fee paying AUM, based on a simple quarterly average, of $0.7 billion and $4.6 billion in our liquid hedge fund managed accounts and Logan Circle, respectively.

The increase in incentive income from affiliates of $6.7 million was primarily attributable to (i) an increase of $14.5 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on distributions from redeeming capital accounts (“RCA”), which represent accounts where investors have provided withdrawal notices and receive payout as underlying fund investments are realized, (ii) an increase of $1.2 million in crystallized incentive income recognized from our Castles, (iii) a net increase of $3.9 million related to crystallized incentive from our liquid hedge funds primarily as a result of redemptions and an increase in the average capital eligible for incentive income primarily attributable to higher returns during the three months ended June 30, 2013, and (iv) an increase of $4.9 million of incentive income recognized from the liquidation of Fund I in May 2013. This increase was partially offset by a net decrease of $19.6 million of incentive income recognized from our credit PE funds due to a decrease in deemed tax distributions, which are no longer subject to clawback, for the three months ended June 30, 2013, as compared with the prior period.

The $1.0 million increase in incentive income from non-affiliates was primarily related to an increase in crystallized incentive income from our liquid managed accounts.

The increase in expense reimbursements from affiliates of $4.9 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds, the most significant of which related to our senior living property manager, for the three months ended June 30, 2013 as compared to the prior comparative period.

Expenses

Three months ended June 30

Expenses were $249.8 million for the three months ended June 30, 2013, a net increase of $37.3 million, compared to $212.6 million for the three months ended June 30, 2012. This increase was attributable to an increase in compensation and benefits of $39.6 million, partially offset by a decrease in interest expense of $2.4 million.

Total compensation and benefits increased primarily due to (i) a $66.7 million net increase in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, credit PE funds, and Principal Performance Payments, (ii) an $8.7 million increase in other payroll, taxes, and benefits (including wages), and (iii) a $5.8 million increase in discretionary bonus accruals. These increases were partially offset by a decrease of $41.6 million in equity-based compensation expense. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. The $8.7 million increase in other payroll, taxes and benefits was the result of an increase in headcount and the formation of a senior living property management business in July 2012. The $41.6 million decrease in equity-based compensation is primarily due to the final vesting of RSUs issued in connection with our IPO and RPUs in January 2013.

The decrease in interest expense of $2.4 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the three months ended June 30, 2013, as compared to the prior period.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2013 of $55.3 million with a weighted average recognition period of 2.5 years.

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

Other Income (Loss)

Six months ended June 30

Other Income (Loss) was $95.3 million for the six months ended June 30, 2013, a net increase of $12.1 million, compared to $83.2 million for the six months ended June 30, 2012. This increase was primarily attributable to (i) an increase of $5.6 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, for the six months ended June 30, 2013 as compared to the prior comparative period, (ii) a net increase of $6.6 million in earnings from equity method investees primarily related to the performance of our credit PE funds and credit hedge funds for the six months ended June 30, 2013 relative to the prior comparative period, (iii) a net increase in unrealized gains of $22.2 million related to our direct investments in options and common stock in our Castles. These increases were partially offset by (i) a decrease in unrealized gains (including the effects of foreign exchange) of $21.3 million related to our direct investment in GAGFAH common stock, and (ii) an increase of $0.8 million in the expense associated with the tax receivable agreement liability.

Three months ended June 30

Other Income (Loss) was $25.5 million for the three months ended June 30, 2013, a net decrease of $4.8 million, compared to $30.3 million for the three months ended June 30, 2012. This decrease is primarily related to (i) a net decrease of $5.0 million in the unrealized gains related to our direct investments in options and common stock in our Castles, and (ii) a decrease of $5.7 million in the unrealized gains (including the effects of foreign exchange) related to our direct investment in GAGFAH common stock. These decreases were partially offset by a net increase of $5.6 million in earnings from equity method investees with respect to our investments in our credit PE funds and credit hedge funds, partially offset by a decrease in earnings from equity method investees with respect to our liquid hedge and private equity funds for the three months ended June 30, 2013 relative to the prior comparative period.

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

For the six months ended June 30, 2013 and 2012, Fortress recognized income tax expense (benefit) of $27.4 million and $30.4 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Six Months Ended June 30, 2013 vs. 2012
Change in pre-tax income applicable to Class A Shareholders (A)	$12,916
Change in foreign and state income taxes	1,001
Change in mix of business (B)	(2,471)
Change in deferred tax asset-impact of equity compensation vesting (C)	(1,029)
Change in deferred tax asset valuation allowance and related adjustments	(13,355)
Other	10
Total change (D)	$(2,928)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
From the first six months of 2012 to the first six months of 2013, a lesser proportion of our total income was subject to corporate tax. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Six Months Ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $14.7 million to $52.6 million, an increase of $37.9 million, primarily attributable to (i) an increase of $41.0 million resulting from a $70.1 million increase in Fortress Operating Group consolidated net income during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, (ii) a decrease of $5.0 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $1.9 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Three Months Ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $9.3 million to $(0.4) million, a decrease of $9.7 million, primarily attributable to (i) a decrease of $11.6 million resulting from a $20.0 million decrease in Fortress Operating Group consolidated net income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, (ii) an increase of $0.4 million resulting from the accretion to noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) an increase of $1.5 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$66,722	$59,406	$7,316	$33,834	$29,748	$4,086
Incentive Income	7,637	7,543	94	4,854	2,848	2,006
Segment revenues — total	$74,359	$66,949	$7,410	$38,688	$32,596	$6,092
Pre-tax distributable earnings	$46,939	$43,009	$3,930	$25,376	$20,715	$4,661

Six months ended June 30

Pre-tax distributable earnings increased by $3.9 million primarily due to:

Revenues

Management fees were $66.7 million for the six months ended June 30, 2013, a net increase of $7.3 million, compared to $59.4 million for the six months ended June 30, 2012. Management fees increased by $7.3 million due to (i) a net increase of $5.1 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the six months ended June 30, 2013, (ii) an increase of $1.1 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.8 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows.

Incentive income was $7.6 million for the six months ended June 30, 2013, a net increase of $0.1 million, compared to $7.5 million of incentive income recognized for the six months ended June 30, 2012. Incentive income increased by $0.1 million primarily as a result of a $3.7 million increase in the amount of incentive income earned from realization events that occurred in Fund I for the six months ended June 30, 2013 as compared to the prior comparative period, which was partially offset by a reduction in the reversal of previously recognized reserves for the potential clawback of incentive income from Fund II of $3.6 million.

 Expenses

Expenses were $27.4 million for the six months ended June 30, 2013, a net increase of $3.5 million, compared to $23.9 million for the six months ended June 30, 2012.  The net increase of $3.5 million in expenses was primarily attributable to a net increase of $2.2 million in general and administrative and allocable expenses, primarily related to placement fees associated with capital raises incurred in the first quarter of 2013, and a net increase of $1.3 million in net compensation and benefits expense due to increased headcount.

Three months ended June 30

Pre-tax distributable earnings increased by $4.7 million primarily due to:

Revenues

Management fees were $33.8 million for the three months ended June 30, 2013, a net increase of $4.1 million, compared to $29.7 million for the three months ended June 30, 2012. Management fees increased by $4.1 million primarily due to (i) a net increase of $2.9 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the three months ended June 30, 2013, (ii) an increase of $0.6 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.5 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows.

Incentive income was $4.9 million for the three months ended June 30, 2013, a net increase of $2.1 million, compared to $2.8 million of incentive income recognized for the three months ended June 30, 2012. Incentive income increased by $2.1 million primarily as a result of the recognition of $4.9 million in incentive income for the three months ended June 30, 2013 as a result of a realization event that occurred in Fund I, which was partially offset by a reduction in the reversal of previously recognized reserves for the potential clawback of incentive income from Fund II of $2.8 million.

Expenses

Expenses were $13.3 million for the three months ended June 30, 2013, a net increase of $1.5 million, compared to $11.8 million for the three months ended June 30, 2012.  The net increase of $1.5 million in expenses was primarily attributable to a net increase of $1.8 million in net compensation and benefits expense related to increased headcount offset by a decrease of $0.4 million in general and administrative and allocable expenses due to lower professional fees.

Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)

The following table presents our results of operations for our Castles segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$30,817	$27,636	$3,181	$12,985	$13,060	$(75)
Incentive Income	1,200	—	1,200	1,200	—	1,200
Segment revenues — total	$32,017	$27,636	$4,381	$14,185	$13,060	$1,125
Pre-tax distributable earnings	$14,653	$12,735	$1,918	$4,211	$5,924	$(1,713)

Six months ended June 30

Pre-tax distributable earnings increased by $2.0 million primarily due to:

Revenues

Management fees were $30.8 million for the six months ended June 30, 2013, a net increase of $3.2 million, compared to $27.6 million for the six months ended June 30, 2012. Management fees increased by $3.2 million primarily as a result of (i) a $7.8 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first and second quarters of 2013, and (ii) a $1.9 million increase due to fees generated by our senior living property management business which launched in July 2012. These increases were partially offset by a $6.5 million decrease in Eurocastle management fees due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013.

Expenses

Expenses were $17.4 million for the six months ended June 30, 2013, a net increase of $2.5 million, compared to $14.9 million for the six months ended June 30, 2012. The increase of $2.5 million in expenses was primarily attributable to a $2.6 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, offset by decreased headcount in Eurocastle.

Three months ended June 30

Pre-tax distributable earnings decreased by $1.7 million primarily due to:

Revenues

Management fees were $13.0 million for the three months ended June 30, 2013, a net decrease of $0.1 million, compared to $13.1 million for the three months ended June 30, 2012. Management fees decreased by $0.1 million primarily as a result of a $5.0 million decrease in Eurocastle management fees primarily due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013. This decrease was partially offset by (i) a $4.0 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first and second quarters of 2013, and (ii) a $0.9 million increase in management fees generated by our senior living property management business which launched in July 2012.

Expenses

Expenses were $10.0 million for the three months ended June 30, 2013, a net increase of $2.8 million, compared to $7.2 million for the three months ended June 30, 2012. The increase of $2.8 million in expenses were primarily attributable to a $3.2 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, offset by decreased headcount in Eurocastle. These increases were partially offset by a $0.3 million net decrease in general and administrative expenses and allocable expenses primarily due to lower acquisition related professional fees incurred in the three months ended June 30, 2013, as compared to the prior comparative period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$48,744	$39,361	$9,383	$25,721	$19,194	$6,527
Incentive Income	124,712	9,730	114,982	92,460	3,438	89,022
Segment revenues - total	$173,456	$49,091	$124,365	$118,181	$22,632	$95,549
Pre-tax distributable earnings	$88,622	$7,100	$81,522	$63,989	$2,809	$61,180

Six months ended June 30

Pre-tax distributable earnings increased by $81.5 million primarily due to:

Revenues

Management fees were $48.7 million for the six months ended June 30, 2013, a net increase of $9.3 million, compared to $39.4 million for the six months ended June 30, 2012. Management fees increased by $9.3 million primarily due to (i) a $6.8 million increase in management fees generated from the Fortress Asia Macro Funds (including related managed accounts), (ii) a $6.4 million net increase in management fees generated from the Fortress Macro Funds (including related managed accounts), and (iii) a $0.4 million increase in management fees generated from the Fortress Convex Asia Funds, primarily as a result of an increase in net capital inflows and positive performance in these funds. These increases were partially offset by a $3.1 million decrease in management fees due to the closing of the Fortress Commodities Funds (including related managed accounts) in the second quarter of 2012, and $0.6 million and $0.6 million in net decreases in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $124.7 million for the six months ended June 30, 2013, a net increase of $115.0 million, compared to $9.7 million for the six months ended June 30, 2012. Incentive income increased by $115.0 million primarily due to an increase of $85.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as substantially all capital met or exceeded its high water mark in 2013 and generated subsequent positive performance. The increase in incentive income was also due to increases of $26.1 million and $2.9 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) and Drawbridge Global Macro Funds, respectively, primarily due to all capital remaining above their high water marks in 2013 and positive performance for the six months ended June 30, 2013.

Expenses

Expenses were $84.8 million for the six months ended June 30, 2013, a net increase of $42.8 million, compared to $42.0 million for the six months ended June 30, 2012. The increase of $42.8 million in expenses was primarily attributable to (i) an increase of $32.1 million in profit sharing compensation expense, (ii) an increase of $9.0 million in accruals for Principal Performance Payments, and (iii) an increase of $3.5 million in compensation and benefits expense. These increases were partially offset by a net decrease of $1.9 million in general and administrative expenses and corporate allocable expenses.

Three months ended June 30

Pre-tax distributable earnings increased by $61.2 million primarily due to:

Revenues

Management fees were $25.7 million for the three months ended June 30, 2013, a net increase of $6.5 million, compared to $19.2 million for the three months ended June 30, 2012. Management fees increased by $6.5 million primarily due to (i) a $4.1 million increase in management fees generated from the Fortress Asia Macro Funds (including related managed accounts), (ii) a $3.6 million increase in management fees generated from the Fortress Macro Funds (including related managed accounts), and (iii) a $0.2 million increase in management fees generated from the Fortress Convex Asia Funds, primarily as a result of an increase in net capital inflows and positive performance. These increases were partially offset by a $0.6 million decrease in management fees due to the closing of the Fortress Commodities Funds (including related managed accounts) in the second quarter of 2012, and $0.4 million and $0.4 million in net decreases in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $92.5 million for the three months ended June 30, 2013, a net increase of $89.1 million, compared to $3.4 million for the three months ended June 30, 2012. Incentive income increased by $89.1 million primarily due to an increase of $63.2 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as substantially all capital met or exceeded its high water mark in 2013 and generated subsequent positive performance. The increase in incentive income was also due to increases of $23.6 million and $2.1 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) and Drawbridge Global Macro Funds, respectively, primarily due to all capital remaining above their high water marks in 2013 and positive performance for the three months ended June 30, 2013.

Expenses

Expenses were $54.2 million for the three months ended June 30, 2013, a net increase of $34.4 million, compared to $19.8 million for the three months ended June 30, 2012. The increase of $34.4 million in expenses was primarily attributable to (i) an increase of $25.5 million in profit sharing compensation expense, (ii) an increase of $6.8 million in accruals for Principal Performance Payments, and (iii) an increase of $2.9 million in compensation and benefits expense. These increases were partially offset by a net decrease of $0.9 million in general and administrative expenses and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$49,954	$51,572	$(1,618)	$25,393	$25,942	$(549)
Incentive Income	96,646	56,345	40,301	63,489	26,103	37,386
Segment revenues - total	$146,600	$107,917	$38,683	$88,882	52,045	$36,837
Pre-tax distributable earnings	$57,903	$43,837	$14,066	$36,609	$20,611	$15,998

Six months ended June 30

Pre-tax distributable earnings increased by $14.1 million primarily due to:

Revenues

Management fees were $50.0 million for the six months ended June 30, 2013, a net decrease of $1.6 million, compared to $51.6 million for the six months ended June 30, 2012. Management fees decreased by $1.6 million primarily due to (i) a $1.1 million decrease in management fees from the Drawbridge Special Opportunities Funds as a result of net capital outflows due to RCA distributions, and (ii) a $0.7 million decrease in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012. These decreases were partially offset by an increase of $0.3 million in management fees from the Worden Funds as a result of net capital inflows.

Incentive income, which is determined on a fund-by-fund basis, was $96.6 million for six months ended June 30, 2013, a net increase of $40.3 million, compared to $56.3 million for the six months ended June 30, 2012. Incentive income increased by $40.3 million primarily due to an increase of $37.2 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to relatively higher returns and increased RCA distributions, and an increase of $3.6 million in incentive income generated by the Worden Funds primarily due to higher returns during the six months ended June 30, 2013. These increases were partially offset by a $0.3 million decrease in incentive income from other investments.

Expenses

Expenses were $88.7 million for the six months ended June 30, 2013, a net increase of $24.6 million, compared to $64.1 million for the six months ended June 30, 2012.The increase of $24.6 million in expenses was primarily attributable to (i) an increase of $21.0 million in profit sharing compensation expense, (ii) an increase of $6.3 million in compensation and benefits expense, and (iii) an increase of $4.3 million in accruals for Principal Performance Payments. These increases were partially offset by a net decrease of $6.9 million in general and administrative expenses and allocable expenses.

Three months ended June 30

Pre-tax distributable earnings increased by $16.0 million primarily due to:

Revenues

Management fees were $25.4 million for the three months ended June 30, 2013, a net decrease of $0.5 million, compared to $25.9 million for the three months ended June 30, 2012. Management fees decreased by $0.5 million primarily due to (i) a $0.6 million decrease in management fees from the Drawbridge Special Opportunities Funds as a result of net capital outflows due to RCA distributions, and (ii) a $0.1 million decrease in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012. These decreases were partially offset by an increase of $0.2 million in management fees from the Worden Funds as a result of net capital inflows.

Incentive income, which is determined on a fund-by-fund basis, was $63.5 million for the three months ended June 30, 2013, a net increase of $37.4 million, compared to $26.1 million for the three months ended June 30, 2012. Incentive income increased by $37.4 million primarily due to an increase of $33.2 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to higher returns and increased RCA distributions, and an increase of $4.3 million in incentive income generated by the Worden Funds primarily due to higher returns during the three months ended June 30, 2013.

Expenses

Expenses were $52.3 million for the three months ended June 30, 2013, a net increase of $20.9 million, compared to $31.4 million for the three months ended June 30, 2012. The increase of $20.9 million in expenses was primarily attributable to (i) an increase of $17.4 million in profit sharing compensation expense, (ii) an increase of $4.3 million in compensation and benefits expense, and (iii) an increase of $3.1 million in accruals for Principal Performance Payments. These increases were partially offset by a net decrease of $4.0 million in general and administrative expenses and allocable expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment Revenues
Management Fees	$47,551	$42,554	$4,997	$22,360	$20,676	$1,684
Incentive Income	84,358	25,430	58,928	36,954	14,196	22,758
Segment revenues - total	$131,909	$67,984	$63,925	$59,314	$34,872	$24,442
Pre-tax distributable earnings	$36,821	$7,089	$29,732	$16,422	$4,414	$12,008

Six months ended June 30

Pre-tax distributable earnings increased by $29.7 million primarily due to:

Revenues

Management fees were $47.6 million for the six months ended June 30, 2013, a net increase of $5.0 million, compared to $42.6 million for the six months ended June 30, 2012. Management fees increased by $5.0 million primarily due to a $12.5 million net increase in management fees primarily due to net capital calls or additional commitments made after the first quarter of 2012, most notably in Japan Opportunity Fund II, Credit Opportunities Fund III and FCO Managed Accounts. These increases in management fees were partially offset by (i) a $4.0 million decrease in management fees primarily in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II primarily attributable to net capital distributions, (ii) a $3.0 million decrease in management fees in Japan Opportunity Fund due to the expiration of its capital commitment period in June 2012, and (iii) a $0.6 million decrease in management fees in the Long Dated Value Funds and Real Assets Funds, for the six months ended June 30, 2013, as compared to the prior comparative period.

Incentive income was $84.4 million for the six months ended June 30, 2013, a net increase of $58.9 million, compared to $25.4 million for the six months ended June 30, 2012. Incentive income increased by $58.9 million primarily due to (i) a net increase of $51.7 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result an increase in distributions generated by realization events, and (ii) a net increase of $5.7 million in incentive income generated by the Japan Opportunity Funds I and II.
Expenses

Expenses were $95.1 million for the six months ended June 30, 2013, a net increase of $34.2 million, compared to $60.9 million for the six months ended June 30, 2012. The increase of $34.2 million in expenses was primarily attributable to (i) an increase of $28.2 million in profit sharing compensation expense, (ii) a net increase of $9.3 million in general and administrative expenses and allocable expenses, and (iii) an increase of $0.6 million in accruals for Principal Performance Payments. These increases were partially offset by a $3.9 million decrease in compensation and benefits expense.

Three months ended June 30

Pre-tax distributable earnings increased by $12.0 million primarily due to:

Revenues

Management fees were $22.4 million for the three months ended June 30, 2013, a net increase of $1.7 million, compared to $20.7 million for the three months ended June 30, 2012. Management fees increased by $1.7 million primarily due to a $5.4 million net increase in management fees mainly due to net capital calls or additional commitments made after the first quarter of 2012, most notably in Japan Opportunity Fund II and Credit Opportunities Fund III. These increases in management fees were partially offset by (i) a $1.9 million decrease in management fees primarily in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II attributable to net capital distributions, (ii) a $1.5 million decrease in management fees in Japan Opportunity Fund due to the expiration of its capital commitment period in June 2012, and (iii) a $0.3 million net decrease in management fees from the Long Dated Value Funds and Real Assets Funds.

Incentive income was $37.0 million for the three months ended June 30, 2013, a net increase of $22.8 million, compared to $14.2 million for the three months ended June 30, 2012. Incentive income increased by $22.8 million primarily due to (i) a $14.1 million increase in incentive income generated by the Credit Opportunities Fund I, (ii) a $4.9 million increase in incentive income generated by Japan Opportunity Fund I, and a (iii) a $2.5 million net increase in incentive income generated by the FCO Managed Accounts.

Expenses

Expenses were $42.9 million for the three months ended June 30, 2013, a net increase of $12.4 million, compared to $30.5 million for the three months ended June 30, 2012. The increase of $12.4 million in expenses was primarily attributable to (i) an increase of $11.2 million in profit sharing compensation expense, and (ii) a net increase of $3.2 million in general and administrative expenses and allocable expenses. These increases were partially offset by a $2.0 million decrease in compensation and benefits expense.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment Revenues
Management Fees	$17,026	$11,873	$5,153	$8,604	$6,223	$2,381
Incentive Income	—	—	—	—	—	—
Segment revenues - total	$17,026	$11,873	$5,153	$8,604	$6,223	$2,381
Pre-tax distributable earnings (loss)	$(4,285)	$(4,536)	$251	$(3,236)	$(2,018)	$(1,218)

Six months ended June 30

Pre-tax distributable loss decreased by $0.2 million primarily due to:
Revenues

Management fees were $17.0 million for the six months ended June 30, 2013, a net increase of $5.1 million, compared to $11.9 million for the six months ended June 30, 2012. Management fees increased $5.1 million due to an increase in average AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $21.3 million for the six months ended June 30, 2013, a net increase of $4.9 million, compared to $16.4 million for the six months ended June 30, 2012. The increase of $4.9 million in expenses was primarily attributable to an increase of $2.5 million in compensation and benefits expense, and an increase of $2.4 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the six months ended June 30, 2013 as compared to the prior comparative period.

Three months ended June 30

Pre-tax distributable loss increased by $1.2 million primarily due to:

Revenues

Management fees were $8.6 million for the three months ended June 30, 2013, a net increase of $2.4 million, compared to $6.2 million for the three months ended June 30, 2012. Management fees increased $2.4 million due to an increase in average AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $11.8 million for the three months ended June 30, 2013, a net increase of $3.6 million, compared to $8.2 million for the three months ended June 30, 2012. The increase of $3.6 million in expenses was primarily attributable to a net increase of $1.9 million in compensation and benefits expense, and an increase of $1.7 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the three months ended June 30, 2013 as compared to the prior comparative period.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Six Months Ended June 30,		2013 vs. 2012	Three Months Ended June 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Pre-tax distributable earnings (loss)	$7,480	$(2,082)	$9,562	$4,270	$(2,986)	$7,256

Six months ended June 30

Pre-tax distributable income increased by $9.6 million primarily due to:

•
a $6.5 million increase in net investment income from realizations and the performance of our investments in our funds. The $6.5 million net increase in investment income was due to a net increase of $6.8 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, partially offset by a net decrease of $0.3 million attributable to our investments in our hedge funds for the six months ended June 30, 2013 as compared to the prior comparative period;

•
 a $0.6 million decrease in net investment income primarily as a result of an increase in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the six months ended June 30, 2013 as compared to the prior comparative period;

•
a $4.4 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the six months ended June 30, 2013 as compared to the prior comparable period;

•
a $0.2 million increase in net investment income primarily due to the receipt of dividend income earned from a private investment for the six months ended June 30, 2013 and an increase in dividend income from our direct investments in Newcastle and New Residential common stock for the six months ended June 30, 2013, as compared to the prior comparative period; and

•	a $1.0 million decrease in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

Three months ended June 30

Pre-tax distributable income increased by $7.3 million primarily due to:

•
a $4.9 million increase in net investment income from realizations and the performance of our investments in our funds. The $4.9 million net increase in investment income was due to a net increase of $3.8 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds and an increase of $1.1 million attributable to our investments in our hedge funds for the three months ended June 30, 2013 as compared to the prior comparative period;

•
 a $0.4 million decrease in net investment income primarily as a result of an increase in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the three months ended June 30, 2013 as compared to the prior comparative period;

•
a $2.3 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the three months ended June 30, 2013 as compared to the prior comparable period;

•	a $0.6 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2013:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	1,598	—	1,598	N/A
Fund III and Fund III Coinvestment	13,888	3,195	10,693	N/A
Fund IV and Fund IV Coinvestment	137,087	58,451	78,636	N/A
Fund V and Fund V Coinvestment	163,229	70,673	92,556	N/A
Long Dated Value Funds	19,467	13,197	6,270	N/A
Real Assets Funds	20,799	8,261	12,538	N/A
Credit Opportunities Funds	72,597	37,223	35,374	N/A
Mortgage Opportunities Funds	4,973	—	4,973	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	13,471	10,050	3,421	N/A
WWTAI	3,199	2,944	255	N/A
Real Estate Opportunities Funds	2,253	2,000	253	N/A
MSR Opportunities Funds	42	42	—	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	11,276	2,880	8,396	N/A
Brookdale (NYSE: BKD)	34,426	8,136	26,290	N/A
Private investment #1	268,544	207,357	61,187	N/A
Private investment #2	107,056	44,770	62,286	N/A
Castles
Eurocastle (EURONEXT: ECT)	2,331	78	2,253	N/A
Newcastle (NYSE: NCT)	5,424	342	5,082	N/A
New Residential (NYSE: NRZ)	6,990	413	6,577	N/A
Other
Hedge fund side pocket investments	103,160	65,364	39,753	(1,957)
Direct investments - GAGFAH	70,273	28,223	42,050	N/A
Direct investments - Other	66,442	23,914	43,664	(1,136)
Total	$1,128,525	$587,513	$544,105	$(3,093)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $39.9 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $15.6 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.1 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

The timing of receipt of cash flows from other operating activities is in large part dependent on the timing of distributions from our private equity funds and credit PE funds, which are subject to restrictions and to management's judgment regarding the optimal timing of the monetization of underlying investments, and to dates specified in our hedge funds' operating documents, which outline the determination and payment of our incentive income, if any. The timing of capital requirements to cover fund commitments is subject to management's judgment regarding the acquisition of new investments by the funds, as well as the ongoing liquidity requirements of the respective funds. The timing of capital requirements and the availability of liquidity from operating activities may not always coincide, and we may make short-term, lower-yielding investments with excess liquidity or fund shortfalls with short-term debt or other sources of capital.

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $292.6 million at June 30, 2013, our available draws under our credit facility of $147.3 million as of June 30, 2013, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our credit arrangements, industry and market trends and performance, the availability of capital and our counterparties' policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, given the current level of the market price of our Class A shares as well as the relative illiquidity in the credit market (as described above under “— Market Considerations”), raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price also limits our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of June 30, 2013, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2013 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID (GAGFAH)	812
FHIF (Holiday)	8,089
FECI (Florida East Coast / Flagler)	1,551
WWTAI	4,632
MSR Opportunities Fund IA	29
MSR Opportunities Fund IB	29
A&K Global Health	500
Starcastle	454

Credit PE Funds
Credit Opportunities Fund	6,627
Credit Opportunities Fund II	6,942
Credit Opportunities Fund III	17,046
FCO Managed Accounts	50,292
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	27
Real Assets Fund	21,088
Japan Opportunity Fund	2,916
Japan Opportunity Fund II	15,374
Net Lease Fund I	224
Global Opportunities Fund	1,968
Life Settlements Fund	82
Life Settlements Fund MA	54
Real Estate Opportunities Fund	4,080
Real Estate Opportunities REOC Fund	170
Karols Development Co	7,332
Other	265
Total	$163,046

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

July 1 to December 31, 2013	$12,538
2014	23,423
2015	20,882
2016	19,401
2017	2,540
2018	251
Thereafter	—
Total	$79,035

Debt Obligations

As of June 30, 2013, our debt obligations consisted of our credit agreement and promissory note, as described below.

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

Increases in the interest rate on our debt obligations under the 2013 Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2013
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb 2016	$147,332
Promissory note (D)	89,453	149,453	5.00%	Feb 2014	N/A
Total	$89,453	$149,453

(A)
Collateralized by substantially all of Fortress Operating Group’s assets as well as Fortress Operating Group’s rights to fees from the Fortress Funds and its equity interests therein, other than fees from Fortress's senior living property manager.

(B)	The $150.0 million revolving debt facility includes a $15.0 million letter of credit subfacility of which $2.7 million was utilized.

(C)	Subject to unused commitment fees of 0.4% per annum.

(D)	Issued to a former Principal in exchange for his equity interests in Fortress.

During the six months ended June 30, 2013, the average face amount of our outstanding debt was approximately $123.7 million and the highest face amount outstanding at one time during this period was $149.5 million. During this period, we did not incur any new short-term borrowings.

In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note due to a former Principal. As such, this note is no longer outstanding.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $464.8 million to FIG Corp., pursuant to a demand note. As of June 30, 2013, the outstanding balance was approximately $370.4 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2013 Credit Agreement as of June 30, 2013.

	June 30, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$40,100	(A)
Consolidated Leverage Ratio	≤	2.00	0.10	(B)
Consolidated Interest Coverage Ratio	≥	4.00	36.64	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the 2013 credit agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the 2013 Credit Agreement. Adjusted Net Funded Indebtedness and Consolidated EBITDA are computed as shown below (in millions). Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

Twelve Months Ended June 30, 2013
Fortress Investment Group LLC net income	$115.2
Depreciation and amortization, interest expense and income taxes	62.6
Extraordinary or non-recurring gains and losses	1.7
Incentive Income Adjustment	185.6
Other Income Adjustment	(265.0)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	135.4
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	178.6
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	1.1
Consolidated EBITDA	$415.2
Interest charges	$11.3

June 30,
2013
Outstanding debt	$89.5
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	(50.0)
Adjusted Net Funded Indebtedness	$42.2

The foregoing summary is not complete and is qualified in its entirety by reference to the 2013 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is incorporated by reference herein.

Dividends / Distributions

On July 31, 2013, we declared a second quarter cash dividend of $0.06 per Class A share. The dividend is payable on August 16, 2013 to shareholders of record of our Class A shares on August 13, 2013. The aggregate amount of this dividend payment is approximately $14.2 million. In connection with this dividend, dividend equivalent payments of approximately $0.5 million will be paid to holders of restricted Class A share units.

On May 1, 2013, we declared a first quarter cash dividend of $0.06 per Class A share. The dividend was payable on May 17, 2013 to holders of record of our Class A shares on May 14, 2013. The aggregate amount of this dividend payment was approximately $14.2 million. In connection with this dividend, dividend equivalent payments of approximately $0.3 million were paid to holders of restricted Class A share units.

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

During the six months ended June 30, 2013, Fortress Operating Group declared distributions of $48.6 million to the principals and one senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $192.1 million and $(73.5) million during the six months ended June 30, 2013 and 2012, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees increased by $56.2 million from $202.3 million in 2012 to $258.5 million in 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2012 to 2013 (private equity funds increased by $1.0 billion, Castles decreased by $(9.0) million, liquid hedge funds increased by $0.8 billion, credit hedge funds decreased by $(0.3) billion, credit PE funds increased by $1.1 billion, and Logan Circle increased by $5.4 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $39.9 million of management fees that were past due at June 30, 2013, as opposed to $131.4 million at June 30, 2012, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $87.0 million increase in cash incentive income received was mainly due to increased realizations within the credit PE funds in 2013.

Cash received as Distributions of Earnings from Equity Method Investments increased $18.4 million from 2012 as a result of realization events within certain funds.

Cash paid for compensation decreased by $66.2 million from the six months ended June 30, 2012 to June 30, 2013. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2013 and 2012 primarily related to bonuses and profit sharing earned in 2012 and 2011, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash paid for interest decreased $4.8 million primarily due to a lower average debt balance of $123.7 million for the six months ended June 30, 2013 compared to $234.0 million for the six months ended June 30, 2012.

Investing Activities

Our net cash flow provided by (used in) investing activities was $195.4 million and $93.6 million during the six months ended June 30, 2013 and 2012, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(18.8) million and $(36.6) million during the six months ended June 30, 2013 and 2012, respectively, (ii) distributions of capital from equity method investees of $236.2 million and $136.1 million during these periods, respectively, (iii) the purchase of $16.9 million of equity securities during the six months ended June 30, 2013 and (iv) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of $(5.0) million and $(5.9) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(199.2) million and $(169.1) million during the six months ended June 30, 2013 and 2012, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of ($52.5) million and

($43.8) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of ($56.5) million and ($31.9) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.3 million and less than $0.1 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(28.4) million and $(21.4) million during these periods, respectively, and (v) our net borrowing and repayment activity, including payments for deferred financing costs.

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

As of June 30, 2013, the investment vehicles in which Fortress held an interest were comprised of 44 VIEs and 112 non-VIEs.

Revenue Recognition on Incentive Income

Incentive income is calculated as a percentage of the returns, or profits, earned by the Fortress Funds subject to the achievement of performance criteria. Incentive income from certain of the private equity funds and credit PE funds we manage is subject to contingent repayment (or clawback) and may be paid to us as particular investments made by the funds are realized. If, however, upon liquidation of a fund the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund, the excess is required to be returned by us (i.e. ''clawed back'') to that fund. We have elected to adopt the preferred method of recording incentive income subject to contingencies. Under this method, we do not recognize incentive income subject to contingent repayment (or clawback) until all of the related contingencies have been resolved. Deferred incentive income related to a particular private equity fund, or credit PE fund, each of which has a limited life, would be recognized upon the termination of a private equity fund, or credit PE fund, or when distributions from a fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur. Recognition of incentive income allocated to us prior to that date is deferred and recorded as a deferred incentive income liability. For GAAP purposes, the determination of when incentive income is recognized as income is formulaic in nature, resulting directly from each fund's governing documents. For certain funds, a portion (or all) of any incentive income distribution may be deemed a “tax distribution.” Tax distributions are not subject to contingencies. The determination of the amount of a distribution which represents a tax distribution is based on an estimate of both the amount of taxable income generated and the applicable tax rate. Estimates of taxable income are subject to significant judgment.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2013. As of June 30, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	12%	5%	61%	72%	4%	5%	9%
2. Other observable market parameters	17%	22%	28%	28%	1%	1%	10%
3. Significant unobservable market parameters (A)	71%	73%	11%	—%	95%	94%	81%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 56% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of June 30, 2013, $11.4 billion of investments in our private equity funds, $1.3 billion of investments in our liquid hedge funds, $8.5 billion of investments in our credit hedge funds, and $7.4 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2013, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.3 million or ($4.5 million) (A)	$1.3 million or ($1.3 million)	$15.5 million ($15.5 million)	$0.1 million or ($0.8 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$61.6 million or ($61.6 million)	$9.3 million or ($9.3 million)	$3.0 million or ($3.0 million)	$11.7 million or ($11.7million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2013, $3.8 billion of such portfolio companies valued at level 3 were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2013 is the current reset date.

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

2009	$24.8
2010	$77.6
2011	$53.5
2012: Estimated	$68.1
2013: Estimated	$76.6

2014 - 2021: Average Required	$80.5

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments, hedging, and contingencies. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Contractual Obligations

As of June 30, 2013, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $782.1 million as of December 31, 2012 to $720.9 million as of June 30, 2013.

Our operating lease agreement obligations decreased from $90.6 million at December 31, 2012 to $79.0 million at June 30, 2013.

Our debt obligations payable decreased from $155.1 million as of December 31, 2012 to $93.4 million as of June 30, 2013, including estimates for interest payments. In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note. As such, this note is no longer outstanding.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of June 30, 2013, which we refer to as intrinsic clawback, was $86.6 million as compared to $87.1 million at December 31, 2012.

Our estimated liability under the tax receivable agreement increased from $253.8 million at December 31, 2012 to $261.6 million million at June 30, 2013.

Our outstanding capital commitments, including our commitments to our funds, have increased from $155.5 million as of December 31, 2012 to $163.0 million as of June 30, 2013.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of June 30, 2013 (in thousands):

Assets
Investments	$1,215,469
Investments in options	$98,298

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2013, approximately 33% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

Fortress Funds’ Market Risk Impact on GAAP Incentive Income

Our incentive income is generally based on a percentage of returns, or profits, of the various Fortress Funds subject to the achievement of performance criteria. Our incentive income will be impacted by changes in the values of the funds’ investments which, in turn, are impacted by changes in market risk factors. However, several major factors will influence the degree of impact: (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in the values of its investments, (ii) the period over which the Fortress Funds apply performance criteria (i.e. quarterly, annually or over the life of the fund), (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria, and (iv) whether each fund’s incentive income is subject to contingent repayment. As a result, the impact of changes in market risk factors on incentive income will vary significantly from fund to fund, as summarized below, and is heavily dependent on the prior performance of each fund, and is therefore not readily predicted or estimated.

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2013 would increase or decrease future incentive income by $191.1 million or $149.0 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on June 30, 2013 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2013 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$6.1	$ N/A	(E)	$76.3	$6.1	$ N/A	(E)	$ N/A
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	12.1	N/A	(H)	15.9	12.1	95.4		5.6
Credit
Hedge Funds	10.5	N/A	(H)	3.0	10.5	73.3		2.9
PE Funds	0.1	N/A	(E)	13.0	0.1	N/A	(E)	N/A
Total	$28.8	$—		$108.2	$28.8	$168.7		$8.5

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(9.3)	$ N/A	(E)	$(76.3)	$(9.3)	$ N/A	(E) (F)	$ N/A	(F)
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(12.1)	N/A	(H)	(15.9)	(12.1)	$(90.4)		$(5.6)
Credit
Hedge Funds	(10.5)	N/A	(H)	(3.0)	(10.5)	(71.6)		(2.9)
PE Funds	(0.8)	N/A	(E)	(13.0)	(0.8)	N/A	(E) (F)	N/A	(F)
Total	$(32.7)	$—		$(108.2)	$(32.7)	$(162.0)		$(8.5)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

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

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of June 30, 2013, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	26%
Financial Services and Assets	29%
Senior Living	22%
Real Estate	12%
Other	11%
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

(G)
Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $25.0 million or decrease unrealized gains by $23.7 million. Compensation and benefits expense would increase by $3.6 million or decrease by $3.6 million. Furthermore, the Castles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(H)
For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

The changes presented in the table above do not include any effect related to our direct investment in accounts managed by our Logan Circle growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. A 10% increase (decrease) in the value of the equity prices of the shares held by those accounts would affect our unrealized gains and losses by $1.7 million.

Interest Rate Risk

Subsequent to the repayment of our term loan in October 2012, we are not materially directly impacted by changes in interest rates.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Karols Development Co., Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of June 30, 2013, we had a $8.8 million investment in Eurocastle and a $70.3 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had a $0.1 million investment in Karols Development Co. and $19.8 million of investments in Japanese funds and entities, including foreign exchange option contracts. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2013, we estimate the gains and losses for the six months ended June 30, 2013 on these investments would increase by approximately $1.0 million or decrease by approximately $3.2 million. In addition, we held $17.4 million of foreign-denominated cash as of June 30, 2013.

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz. One of our principals, Randal Nardone, was appointed Chief Executive Officer of the company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally fly together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

Several of our funds have “key person” provisions pursuant to which the failure of one or more of our principals or senior employees (other than our principals) to be actively involved in the business provides investors with the right to redeem their investment or otherwise limits our rights to manage the funds. The loss of the services of any one of such senior employees could have a material adverse effect on certain of our funds to which such key person provisions relate and in some circumstances on us.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro funds. The loss of the co-chief investment officer of the Fortress Macro funds and chief investment officer of the Fortress Asia Macro funds, Adam Levinson, also could result in withdrawal requests. Substantial withdrawals would have a material adverse effect on the Fortress Macro funds, Fortress Asia Macro funds, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of either Mr. Novogratz or Mr. Levinson, could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

The loss of Mr. Briger or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our credit hedge funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds' financing arrangements. Such withdrawals and terminations would have a material adverse effect on the credit hedge funds and us by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit PE funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds' co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit private equity business segments.

If either Mr. Edens or Mr. Nardone ceases to devote certain minimum portions of their business time to the affairs of certain of our private equity funds, the funds will not be permitted to make further investments, and then-existing investments may be liquidated if investors vote to do so. Our ability to earn management fees and realize incentive income from our private equity funds therefore would be adversely affected if we cannot make further investments or if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. In addition, we may be unable to raise additional private equity funds if existing private equity fund key-man provisions are triggered. The loss of either Mr. Edens or Mr. Nardone could, therefore, ultimately result in a loss of substantially all of our earnings attributable to our private equity funds.

Certain of our existing funds have key person provisions relating to our principals or senior employees other than our principals, and the resignation or termination of any such senior employee could result in a material adverse effect on the applicable fund or funds and on us. In addition, the terms of certain of our existing funds may be amended over time to add additional key persons, and senior employees (including, but not limited to, our principals) may also be deemed as key persons for funds that are formed in the future. Any such events would potentially have a direct material adverse effect on our revenues and earnings (depending on the size of the particular fund to which a key person event relates), and would likely harm our ability to maintain or grow management fee paying assets under management in existing funds or raise additional funds in the future.

Our ability to retain our managing directors is critical to our success, and our ability to grow depends on our ability to attract additional key personnel.

Our success depends on our ability to retain our managing directors and the other members of our investment management team and to recruit additional qualified personnel. We refer to these key employees (other than our principals) collectively as our “investment professionals.” Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds' investments, have significant relationships with the institutions that are the source of many of our funds' investment opportunities, and in certain cases have strong relationships with our investors. Therefore, if our investment professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors. As a result, the loss of even a small number of our investment professionals could impact the performance of our funds, which could have a material adverse effect on our results of operations as well as our ability to retain and attract investors and raise new funds. Also, while we have non-competition and non-solicitation agreements with certain investment professionals, there is no guarantee that the agreements to which our investment professionals are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us or that these agreements will be enforceable in all cases. In particular, some jurisdictions in which we operate our businesses (for example, California) have public policies limiting the enforcement of restrictive covenants applicable to employees. In addition, these agreements will expire after a certain period of time following resignation or termination, at which point such persons would be free to compete against us and solicit investors in our funds, clients and employees.

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. For example, we might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” In recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” For example, several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs. This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for realization of portfolio company investments.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge and, to a lesser extent, credit fund businesses are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack, we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients' or counterparties' confidential or other information. One or more such events could potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Furthermore, we depend on our headquarters, which is located in New York City, and related infrastructure for the operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, may have an adverse impact on our ability to continue to operate our business without interruption, which could have a material adverse effect on us. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

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

We derive a substantial portion of our revenues from funds managed pursuant to investment management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice. Material defaults under the management agreements would constitute an event of default under our current credit agreement if such defaults continue after the applicable grace period.

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner, which represent a significant portion of our hedge fund AUM.

In addition, investors in our private equity funds or credit PE funds and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain covenants in our current credit agreement, subject, in certain instances, to the expiration of applicable grace periods. In addition, our ability to realize incentive income from such funds would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our own shareholders, our employees, regulators, and residents of senior living facilities that we manage . We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), so-called “whistleblower” provisions have been enacted that will entitle persons who report alleged wrongdoing to the SEC to cash rewards.  We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds.  Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

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

Dodd-Frank may adversely affect our business. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate. These rules address, among other things, the following topics:

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

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under Dodd-Frank will require or how significantly they will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that Dodd-Frank will, among other things, increase our costs of operating as a public company and impose restrictions on our business. For example, Dodd-Frank could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. Dodd-Frank imposes mandatory clearing and will impose exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, due to recently adopted regulations, certain of our affiliates have registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The Securities and Exchange Commission (the “SEC”), oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ ERISA”). We and our Castles, as public companies, are subject to applicable stock exchange regulations, and certain of our Castles are subject to the Sarbanes-Oxley Act of 2002. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Finance Inc. is in the consumer finance industry and Nationstar Mortgage is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities in Singapore, Australia and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing (such as insider trading) has the potential to create a material adverse effect on companies in our industry.

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or investing activities or other sanctions. The regulations to which our businesses are subject are designed primarily to protect investors in our funds and to ensure the integrity of the financial markets. They are not designed to protect holders of our publicly traded Class A shares. Even if a sanction imposed against us or our personnel by a regulator is for a small monetary amount, the adverse publicity related to such sanction could harm our reputation, result in redemptions by our fund investors and impede our ability to raise additional capital or new funds, all of which would be materially damaging to the value of our Class A shares.

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

European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although the implementation of the rules will be staggered over the next five years. Once fully implemented the laws could impose additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our Castles and our other activities, such as our management of senior living facilities . Certain of our funds and Castles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, various of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. We bring actual and potential conflicts of interest to the advisory boards of funds that we manage on a regular basis. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor or shareholder dissatisfaction or litigation or regulatory enforcement actions. For example, fund investors could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, hamper our ability to raise additional funds and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage - or be accused of engaging - in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of a significant number of on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

Additionally, public state pension plans and retirement systems considering an investment in our funds may require us to make certain representations, warranties and covenants with respect to our and our employees' use of placement agents, political donations and gifts to state employees. A misrepresentation or breach of such covenants could result in damage to our reputation or in such investors seeking recovery of losses, withdrawal of their investment, repayment of management fees or liquidated damages, any of which could cause our revenues and earnings to decline.

The alternative investment management business is intensely competitive.

The 2008 Recession and its aftermath increased the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry. When trying to raise new capital, we are competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of new investment capital. Such changes would adversely affect our revenues and profitability. As has historically been the case, competition in our industry is based on a number of factors, including:

•	investment performance;

•	investors' liquidity and willingness to invest;

•	investor perception of investment managers' drive, focus and alignment of interest;

•	changing decision making processes of investors;

•	terms of investment;

•	our actual or perceived financial condition, liquidity and stability;

•	the quality and mix of services provided to, and the duration of relationships with, investors;

•	our business reputation; and

•	the level of fees and expenses charged for services.

We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors increase our competitive risks:

•	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

•
investors may reduce their investments with us or not make additional investments with us based upon dissatisfaction with our investment performance, market conditions, their available capital or their perception of the health of our business;

•
some of our competitors have greater capital, lower cost of capital, better access to financing, lower targeted returns or greater sector or investment strategy specific expertise than we do, which creates competitive disadvantages with respect to investment opportunities;

•	some of our competitors may have greater technical, marketing and other resources than we possess;

•
some of our competitors may perceive risk differently than we do, which could allow them either to outbid us for investments in particular sectors or, generally, to consider a wider variety of investments;

•
some of our competitors may agree to more restrictive terms or policies (such as those related to electoral donations or a different standard of care), which would allow them to compete for the capital being invested by entities wishing to impose such terms;

•	some of our funds may not perform as well as competitor funds or other available investment products;

•
some of our competitors are corporate buyers and may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage in bidding for an investment, particularly if conditions in the debt markets increase our financing costs or make debt financing generally unavailable or cost prohibitive;

•	some investors may prefer to invest with an investment manager that is not publicly traded; and

•	other industry participants continuously seek to recruit our investment professionals, particularly our top performers, away from us.

These and other factors could reduce our earnings and revenues and materially adversely affect our business. In addition, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management and performance fee structures.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. While management has certified that our internal controls over financial reporting were effective as of December 31, 2012, 2011 and 2010, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Our continued growth places significant demands on our administrative, operational and financial resources

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between old and new lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition, and in April 2013, Logan Circle launched a growth equities investment business. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure.

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

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of Newcastle and another owner of senior living facilities. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, in April 2010 we acquired Logan Circle, which is a traditional asset manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. In addition, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

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

With respect to our liquid and credit hedge funds, our incentive income is generally paid annually if the NAV of a fund has increased for the period. The amount (if any) of the incentive income we earn from our hedge funds depends on the increase in the NAV of the funds, which is subject to market volatility. Our liquid hedge funds have historically experienced significant fluctuations in NAV from month to month. Certain of our hedge funds also have “high water marks” whereby we do not earn incentive income for a particular period even though the fund had positive returns in such period if the fund had greater losses in prior periods. Therefore, if a hedge fund experiences losses in a period, we will likely not be able to earn incentive income from that fund until it surpasses the previous high water mark. Each fund must generate earnings, on an investor by investor basis, equal to any amount lost as a result of negative performance before it will generate additional incentive income for us from existing fund investors. See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

In addition, no private equity fund or credit PE fund will earn incentive income on any particular investment in the event that the aggregate carrying value of the other investments contained in the same fund is lower than the invested and unreturned capital in such fund plus, in some cases, any preferred return relating to such fund. The NAVs of some of these private equity style funds, as of period end, were below these amounts as they apply to the respective funds and, thus, these funds will not be able to earn incentive income until their respective NAVs exceed these amounts.  See the “Management Agreements and Fortress Funds” note to the consolidated financial statements included herein for more information.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement, which we also refer to as the 2013 Credit Agreement, for a new revolving facility, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

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

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding (if any), together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which would consist of substantially all our assets. If the debt (if any) under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,”  “-Debt Obligations,” and “-Covenants.”

In addition, our revolving credit facility matures in February 2016.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, as of June 30, 2013, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of June 30, 2013, $147.3 million was available to be drawn; we had no loans outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

•	the performance of a number of our funds that is calculated on the basis of NAV of the funds' investments reflects unrealized gains that may never be realized;

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $39.9 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $15.6 million, excluding $6.1 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, which would also decrease the size of our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.6 billion and $1.2 billion during the during the six months ended June 30, 2013 and 2012, respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $41.1 million and $30.0 million during the periods ended June 30, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2013, the cumulative clawback obligation to investors in these funds would be approximately $57.3 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to debt investments held by our funds, in particular the mortgage opportunities funds and the Castles.

Our funds may make investments that are concentrated in certain companies, asset types or geographical regions, which means that negative developments in certain sectors could have a material adverse effect on our revenues and results of operations.

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our MSR Opportunities Fund, Real Estate Opportunities Fund, Japan Opportunity Fund and LDVF Patent and Life Settlements. Sectors in which our funds have significant investments include transportation, financial services (particularly loan servicing), leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living facilities. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity and credit businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “-Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

Our Castles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 Recession and currently continues to be limited), Newcastle or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle or Eurocastle for an indeterminate period of time.

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

Our funds enter into numerous types of financing arrangements with counterparties globally, including loans, hedge contracts, swaps, repurchase agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties. Our funds may also experience counterparty concentration risk with respect to partners in coinvestments.

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

In addition, our funds' risk-management models may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although each of our funds monitors its credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the recent insolvency of a number of major financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. The consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. For additional detail on counterparty risks, please see “-We are subject to risks in using prime brokers and custodians.”

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

Investors in our private equity and credit PE funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations (for example, management fees) when due. As of the end of this reporting period, we have not had investors fail to honor capital calls to any extent meaningful to us. Any investor that did not fund a capital call would generally be subject to several possible penalties, including having a significant amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby inhibiting our ability to enforce the funding of a capital call. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Investors in our hedge funds may redeem their investments, and investors in our private equity funds and credit PE funds and certain hedge funds may elect to dissolve the funds, at any time without cause. These events would lead to a decrease in our AUM (and, therefore, our revenues), which could be substantial and could lead to a material adverse effect on our business.

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.6 billion and $1.2 billion during the six months ended June 30, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received return of capital requests from fee-paying investors for a total of $41.1 million and $30.0 million during the periods ended June 30, 2013 and 2012, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

In addition, the investors in our private equity, credit PE and certain hedge funds may, subject to certain conditions, act at any time to accelerate the liquidation date of the fund without cause, resulting in a reduction in management fees we earn from such funds and a significant reduction in the amounts of total incentive income we could earn from those funds. See “-Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.” Incentive income could be significantly reduced as a result of our inability to maximize the value of a fund's investments in a liquidation. The occurrence of such an event with respect to any of our funds would, in addition to the significant negative impact on our revenue and earnings, likely result in significant reputational damage as well.

A significant decline in AUM could result in one or more defaults under certain fund agreements, which could negatively impact our business.

Our funds have various agreements that create debt or debt-like obligations (such as repurchase arrangements, ISDAs, credit default swaps and total return swaps, among others) with a material number of counterparties. Such agreements in many instances contain covenants or “triggers” that require our funds to maintain specified amounts of AUM. In particular, many such covenants to which our hedge funds are party are designed to protect against sudden and pronounced drops in AUM over specified periods, so if our funds were to receive larger-than-anticipated redemption requests during a period of poor performance, such covenants may be breached. Decreases in such funds' AUM (whether due to performance, redemption, or both) that breach such covenants may result in defaults under such agreements, and such defaults could permit the counterparties to take various actions that would be adverse to the funds, including terminating the financing arrangements, increasing the amount of margin or collateral that the funds are required to post (so-called “supercollateralization” requirements) or decreasing the aggregate amount of leverage that such counterparty is willing to provide to our funds. Defaults under any such covenants would be likely to result in the affected funds being forced to sell financed assets (which sales would presumably occur in suboptimal or distressed market conditions) or otherwise raise cash by reducing other leverage, which would reduce the funds' returns and our opportunities to produce incentive income from the affected funds.

Many of our funds invest in high-risk, illiquid assets that often have significantly leveraged capital structures, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest in these activities.

Many of our funds invest in securities, loans or other assets that are not publicly traded. In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as our ability to realize any value from an investment may depend upon our ability to sell equity of the portfolio company in the public equity markets through an initial public offering or secondary public offering of shares of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, our funds may be forced to sell securities at a loss under certain conditions. The illiquid nature of many of our funds' assets may also negatively affect a fund's ability to retain sufficient liquidity to satisfy its obligations as they become due. As a result, a fund with illiquid assets may be unable, for example, to generate sufficient liquidity to pay the management fees or other amounts due to the manager, which would, in turn, reduce the amounts we receive from our funds, thereby reducing the amount of funds available to us to satisfy our obligations, including any obligations under our credit agreement.

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

Our funds are subject to risks due to potential illiquidity of assets and leverage of capital structure.

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

In addition, the funds we manage may operate with a substantial degree of leverage. They may borrow, invest in derivative instruments and purchase securities using borrowed money, so that the positions held by the funds may in aggregate value exceed the NAV of the funds. This leverage creates the potential for higher returns, but also increases the volatility of a fund, including the risk of a total loss of the amount invested. In addition, our private equity funds have historically leveraged some of their investments in order to return capital to investors earlier than would have otherwise been possible without a sale of the asset. In many such cases, such debt was secured by publicly-traded stock of portfolio companies. To the extent that the value of such collateral decreases due to decreases in the share price of such portfolio companies, our funds may be subject to margin calls that require them to call additional capital from investors, sell assets or otherwise take actions that decrease the overall return of the impacted funds. Such actions would result in overall decreased revenues for us and a lower likelihood of generating incentive income from the affected investments.

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

There are no readily-ascertainable market prices for a very large number of illiquid investments in our private equity and credit PE funds and, to a lesser extent, credit hedge funds as well as a small number of so‑called “sidepocket” investments in our liquid hedge funds. The fair value of such investments of our funds is determined periodically by us based on the methodologies described in the funds' valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities (in the case of publicly traded securities), restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially from such assumptions or estimates. In addition, because many of the illiquid investments held by our funds are in industries or sectors that are unstable, in distress, or in the midst of some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. Moreover, in many markets, transaction flow is further limited by uncertainty about accurate asset valuations, which may cause hedge fund investors to become concerned about valuations of funds that have illiquid or hard-to-value assets. This concern may lead to increased redemptions by investors irrespective of the performance of the funds. In addition, uncertainty about asset values on redemptions from our investments in our hedge funds may lead to an increased risk of litigation by investors over NAVs.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. The SEC has recently announced that it is undertaking a significant review of valuation practices within the private equity industry and has instituted enforcement actions against private equity fund advisers for misleading investors about valuation, so there will be increased regulatory scrutiny in the future. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund NAVs could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt and mortgage-backed investment strategies that involve significant risks.

Our private equity and credit funds invest in obligors and issuers with weak financial conditions, poor operating results, substantial financial needs, negative net worth, and/or special competitive problems. These funds also invest in obligors and issuers that are involved in bankruptcy or reorganization proceedings. It may be difficult to obtain complete information as to the exact financial and operating conditions of these obligors and issuers. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are widely traded securities and significant uncertainty in general if they are not widely traded securities or have no recognized market. A fund's exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the fair value of such investments to ultimately reflect their intrinsic value as perceived by us. For example, several of our funds from time to time make significant investments in mortgage-backed securities and other investments that are directly or indirectly related to the value of real estate in various locations globally, particularly in the United States. As a result, the results of a number of our funds have been, and may continue to be affected, in some cases materially, by fluctuations in the value of real estate and real estate related investments. Such fluctuations could have a meaningful impact on the performance of the applicable fund and potentially on our operating results.

A central feature of our distressed investment strategy is our ability to successfully predict the occurrence of events such as mortgage default rates, mortgage prepayment rates, the amounts of any prepayments, maturity extensions, interest rates for mortgage-backed securities and similar instruments as well as corporate events such as capital raises, restructurings, reorganizations, mergers and other transactions.  Predicting any of these data points is difficult and subject to uncertainty, and if our analyses are inaccurate, the actual results of such investments could be materially lower than expected and the applicable fund's investment results could decline sharply.

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

We participate in large-sized investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments.

Our private equity funds participate in large transactions from time to time. The increased size of these investments involves certain complexities and risks that may not be encountered in small- and medium-sized investments. For example, larger transactions may be more difficult to finance and complete, and exiting larger deals may present challenges in many cases. In addition, larger transactions may entail greater scrutiny by regulators, labor unions, political bodies and other third parties and greater risk of litigation. Any of these factors could increase the risk that our larger investments could be unsuccessful. The consequences to our investment funds of an unsuccessful larger investment could be more severe than those of a smaller investment.

Our investment funds often make investments in companies that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. Those investments will be subject to increased risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social and economic uncertainties and risks.

Some of our funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States, which may entail risks that are not typically associated with an investment in a U.S. issuer. In addition to business uncertainties, such investments may be affected by changes in currency exchange values, including currencies in the Asia-Pacific region and the euro. Recently, the instability of the euro zone, including fears of sovereign debt defaults, and stagnant growth of certain euro zone member states have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, euro-denominated assets and liabilities of certain of our funds would be redenominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our funds to additional currency risks. Even if the euro is maintained, continued concerns regarding the stability of the euro zone and the potential effects of government intervention intended to address it could materially adversely affect our business.

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

Restrictions imposed or actions taken by foreign governments could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or even the capital invested, which may adversely impact the value of our fund investments. In addition, income received by our funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a fund will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

•
Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, hedge funds' assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. Dodd-Frank will also give rise to a substantial set of new rules focused on the use of derivatives, which when fully formulated and enacted may lead to requirements to post additional capital or which may otherwise make our use of derivatives less efficient.

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

Because our principals primarily hold their economic interests in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals' tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by Fortress Operating Group to us to satisfy our tax obligations or to make payments to our principals under the tax receivable agreement will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of FOG units. As a result of the foregoing, amounts may be distributed to the holders of the FOG units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

Our ability to pay regular dividends may be limited by our holding company structure; we are dependent on distributions from the Fortress Operating Group to pay dividends, taxes and other expenses. Our ability to pay dividends is also subject to not defaulting on our credit agreement.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. When we declare a dividend on our Class A shares, we generally expect to cause Fortress Operating Group to make distributions to its unitholders, including our wholly-owned subsidiaries, pro rata in an amount sufficient to enable us to pay such dividends to our Class A shareholders. However, no assurance can be given that such distributions will or can be made. Our board can reduce or eliminate our dividend at any time, in its discretion. For example, our board determined not to pay any dividend to our Class A shareholders from the third quarter of 2008 through the third quarter of 2011. Our board has elected to resume quarterly dividends, beginning with the fourth quarter of 2011. In addition, Fortress Operating Group is required to make minimum tax distributions to its unitholders. See also “- Risks Related to Taxation - There can be no assurance that amounts paid as dividends on Class A shares will be sufficient to cover the tax liability arising from ownership of Class A shares.” If Fortress Operating Group has insufficient funds, we may have to borrow additional funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, Fortress Operating Group's earnings may be insufficient to enable it to make required minimum tax distributions to unitholders.

We are also subject to certain contingent repayment obligations that may affect our ability to pay dividends. We earn incentive income - generally 20% of the profits - from each of our private equity funds and credit PE funds based on a percentage of the profits earned by the fund as a whole, provided that the fund achieves specified performance criteria. We generally receive, however, our percentage share of the profits on each investment in the fund as it is realized, before it is known with certainty that the fund as a whole will meet the specified criteria. As a result, the incentive income paid to us as a particular investment made by the funds is realized is subject to contingent repayment (or “clawback”) if, upon liquidation of the fund, the aggregate amount paid to us as incentive income exceeds the amount actually due to us based upon the aggregate performance of the fund. If we are required to repay amounts to a fund in order to satisfy a clawback obligation, any such repayment will reduce the amount of cash available to distribute as a dividend to our Class A shareholders. While the principals have personally guaranteed, subject to certain limitations, this ''clawback'' obligation related to certain funds, pursuant to our shareholders agreement we have agreed to indemnify the principals for all amounts that the principals pay pursuant to any of these personal guarantees in favor of our private equity funds and credit PE funds. Consequently, any requirement to satisfy a clawback obligation could impair our ability to pay dividends on our Class A shares.

There may also be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example due to Delaware limited partnership or limited liability company act limitations on making distributions if liabilities of the entity after the distribution would exceed the value of the entity's assets). In addition, under our credit agreement, the ability of the loan parties thereunder and certain of our other subsidiaries to make cash distributions is subject to certain restrictions, including the following restriction: no default exists at the time of declaration or event of default exists at the time of payment or immediately after giving effect thereto. Such restrictions on certain of our subsidiaries may in turn limit our ability to make cash distributions. The events of default under the credit agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants (including a leverage covenant that is negatively affected by realized losses), cross-defaults to material indebtedness, bankruptcy and insolvency and change of control. Our lenders may also attempt to exercise their security interests over substantially all of the assets of the Fortress Operating Group upon the occurrence of an event of default.

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

We do not believe that we are an “investment company” under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment

Company Act because we are primarily engaged in a non-investment company business. If one or more of the Fortress Operating Group entities ceased to be a wholly owned subsidiary of ours as such term is defined in the Investment Company Act, our interests in those subsidiaries could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our Class A shares.

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

The market price of our Class A shares may be highly volatile. In addition, the trading volume in our Class A shares may fluctuate and cause significant price variations to occur, which may limit or prevent investors from readily selling their Class A shares and may otherwise negatively affect the liquidity of our Class A shares. If the market price of our Class A shares declines significantly, holders may be unable to resell their Class A shares at or above their purchase price, if at all. We cannot provide any assurance that the market price of our Class A shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A shares or result in fluctuations in the price or trading volume of our Class A shares include:

•	variations in our quarterly operating results or dividends, or a reversal of our decision to resume quarterly dividends;

•	failure to meet analysts' earnings estimates;

•	sales by the company, key executives or other shareholders of a significant amount of our equity securities, including sales to cover withholding taxes with respect to equity-based compensation;

•	difficulty in complying with the provisions in our credit agreement such as financial covenants;

•	publication of research reports or press reports about us, our investments or the investment management industry or the failure of securities analysts to cover our Class A shares;

•	additions or departures of our principals and other key management personnel or lack of certainty about our principals' employment agreements, whose term ends in January 2017;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by shareholders;

•	changes in market valuations and performance or share price of other alternative asset managers;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	litigation or governmental investigations or regulatory activities;

•	poor performance or other complications affecting our funds or current or proposed investments;

•	adverse publicity about the asset management industry generally, our specific funds or investments, or individual scandals, specifically;

•	general market and economic conditions; and

•	dilution resulting from the issuance of equity-based compensation to employees.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2013, we had 485,565,242 outstanding Class A shares on a fully diluted basis, including 84,098,388 resulting from vested equity compensation granted pursuant to our equity incentive plan, 22,964,527 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 932,878 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,423,441 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of June 30, 2013, our principals directly owned an aggregate of 249,227,229 Fortress Operating Group units and also owned an aggregate of 3,104,211 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our principals and Nomura are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura has the ability to cause us to register any of the 55,071,450 Class A shares it purchased prior to our initial public offering. Nomura also purchased an additional 5,400,000 Class A shares in our May 2009 offering.

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

There are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law in a manner that may be less protective of the interests of our Class A shareholders.

Our operating agreement provides that, to the fullest extent permitted by applicable law, our directors or officers will not be liable to us. However, under the Delaware General Corporate Law (“DGCL”), a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividend, or (iv) a transaction from which the director or officer derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. However, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in a criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders as compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

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

10.19
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.20
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.21
Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.22
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.23
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.24
Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.25).

10.25
Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.26).

10.26
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

FORTRESS INVESTMENT GROUP LLC

August 1, 2013

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

August 1, 2013

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

August 1, 2013