Form 10-Q
period 2013-09-30
Fortress Investment Group LLC
filed 2013-10-31
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
Class A Shares: 239,568,798 outstanding as of October 25, 2013.
Class B Shares: 249,534,372 outstanding as of October 25, 2013.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$311,114	$104,242
Due from affiliates	165,801	280,557
Investments	1,263,392	1,211,684
Investments in options	100,123	38,077
Deferred tax asset	370,944	402,135
Other assets	146,259	124,798
	$2,357,633	$2,161,493

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$305,361	$146,911
Due to affiliates	343,495	357,407
Deferred incentive income	287,182	231,846
Debt obligations payable	—	149,453
Other liabilities	99,850	59,226
	1,035,888	944,843

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 239,568,798
and 218,286,342 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 249,534,372
and 249,534,372 shares issued and outstanding at September 30, 2013 and December 31, 2012 respectively	—	—
Paid-in capital	2,121,595	2,119,102
Retained earnings (accumulated deficit)	(1,431,944)	(1,486,578)
Treasury shares (2,082,684 Class A shares held by subsidiary at December 31, 2012)	—	(3,419)
Accumulated other comprehensive income (loss)	(1,928)	(2,634)
Total Fortress shareholders’ equity	687,723	626,471
Principals’ and others’ interests in equity of consolidated subsidiaries	634,022	590,179
Total equity	1,321,745	1,216,650
	$2,357,633	$2,161,493

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Management fees: affiliates	$121,593	$112,806	$388,957	$336,935
Management fees: non-affiliates	15,361	10,762	45,531	32,534
Incentive income: affiliates	40,934	5,976	103,176	38,994
Incentive income: non-affiliates	1,907	788	4,770	1,564
Expense reimbursements: affiliates	49,301	49,214	149,308	136,615
Expense reimbursements: non-affiliates	1,904	977	4,752	2,864
Other revenues (affiliate portion disclosed in Note 6)	1,019	1,000	2,954	2,723
	232,019	181,523	699,448	552,229
Expenses
Interest expense	778	3,375	4,856	11,877
Compensation and benefits	146,457	181,421	539,591	537,267
General, administrative and other	33,315	31,004	99,970	93,365
Depreciation and amortization	3,501	4,982	10,094	11,718
	184,051	220,782	654,511	654,227
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 3)	7,503	(2,228)	45,578	29,542
Tax receivable agreement liability adjustment	—	—	(7,739)	(6,935)
Earnings (losses) from equity method investees	60,508	52,034	125,515	110,417
	68,011	49,806	163,354	133,024
Income (Loss) Before Income Taxes	115,979	10,547	208,291	31,026
Income tax benefit (expense)	(14,794)	(3,881)	(42,236)	(34,251)
Net Income (Loss)	$101,185	$6,666	$166,055	$(3,225)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$58,804	$5,958	$111,421	$20,698
Net Income (Loss) Attributable to Class A Shareholders	$42,381	$708	$54,634	$(23,923)
Dividends declared per Class A share	$0.06	$0.05	$0.18	$0.15

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.17	$—	$0.23	$(0.12)
Net income (loss) per Class A share, diluted	$0.12	$(0.04)	$0.21	$(0.13)
Weighted average number of Class A shares outstanding, basic	239,404,587	220,641,776	234,750,585	212,297,285
Weighted average number of Class A shares outstanding, diluted	502,091,166	520,039,541	499,562,470	517,431,334

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income (loss) (net of tax)
Net income (loss)	$101,185	$6,666	$166,055	$(3,225)
Foreign currency translation	(46)	168	(1,862)	(884)
Comprehensive income (loss) from equity method investees	(1)	(1,066)	4,135	(1,157)
Total comprehensive income (loss)	$101,138	$5,768	$168,328	$(5,266)
Comprehensive income (loss) attributable to principals’ and others’ interests	$58,772	$5,331	$112,842	$19,462
Comprehensive income (loss) attributable to Class A shareholders	$42,366	$437	$55,486	$(24,728)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	55,543	55,543
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(116,647)	(116,759)
Dividends declared	—	—	(41,896)	—	—	—	(41,896)	66	(41,830)
Dividend equivalents accrued in connection with equity- based compensation (net of tax)	—	—	(428)	—	—	—	(428)	(685)	(1,113)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	12,067	—	—	—	12,067	(30)	12,037
Director restricted share grant	127,533	—	372	—	—	—	372	398	770
Capital increase related to equity-based compensation, net	8,738,905	10,333,334	14,075	—	—	—	14,075	15,049	29,124
Dilution impact of Class A share issuance	—	—	12,711	—	(15)	(146)	12,550	(12,550)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	54,634	—	—	54,634	111,421	166,055
Foreign currency translation	—	—	—	—	—	(645)	(645)	(1,217)	(1,862)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	1,497	1,497	2,638	4,135
Total comprehensive income (loss)							55,486	112,842	168,328
Equity - September 30, 2013	239,568,798	249,534,372	$2,121,595	$(1,431,944)	$—	$(1,928)	$687,723	$634,022	$1,321,745

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$166,055	$(3,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,094	11,718
Other amortization and accretion (included in interest expense)	704	1,467
(Earnings) losses from equity method investees	(125,515)	(110,417)
Distributions of earnings from equity method investees	53,576	32,621
(Gains) losses	(45,578)	(29,542)
Deferred incentive income	(50,262)	(36,931)
Deferred tax (benefit) expense	53,048	32,107
Adjustment of estimated forfeited non-cash compensation	43	(1,705)
Options received from affiliates	(36,470)	(21,524)
Tax receivable agreement liability adjustment	7,739	6,935
Equity-based compensation	28,648	162,372
Options in affiliates granted to employees	7,757	3,378
Allowance for doubtful accounts	590	485
Cash flows due to changes in
Due from affiliates	(88,276)	(66,183)
Other assets	1,950	601
Accrued compensation and benefits	204,718	(4,276)
Due to affiliates	5,737	1,404
Deferred incentive income	105,753	43,382
Other liabilities	32,197	23,061
Net cash provided by (used in) operating activities	332,508	45,728
Cash Flows From Investing Activities
Contributions to equity method investees	(25,885)	(52,573)
Distributions of capital from equity method investees	257,829	137,015
Proceeds from sale of direct investments	9,951	—
Purchase of equity securities	(19,460)	—
Purchase of fixed assets	(7,777)	(7,367)
Net cash provided by (used in) investing activities	214,658	77,075
Cash Flows From Financing Activities
Repayments of debt obligations	(149,453)	(80,722)
Payment of deferred financing costs	(2,367)	—
Repurchase of RSUs (Note 8)	—	(7,522)
Dividends and dividend equivalents paid	(43,168)	(32,803)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	391	429
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(145,697)	(81,620)
Net cash provided by (used in) financing activities	(340,294)	(202,238)
Net Increase (Decrease) in Cash and Cash Equivalents	206,872	(79,435)
Cash and Cash Equivalents, Beginning of Period	104,242	333,166
Cash and Cash Equivalents, End of Period	$311,114	$253,731

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,586	$10,198
Cash paid during the period for income taxes	$2,990	$5,623
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$52,105	$23,598
Investments of incentive receivable amounts into Fortress Funds	$206,455	$74,636
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$3,255	$7,876

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013
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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Private Equity
Private Equity Funds
Management fees: affil.	$34,281	$29,891	$100,781	$89,148
Management fees: non-affil.	123	112	345	283
Incentive income: affil.	6,433	708	21,742	1,815

Castles
Management fees: affil.	13,289	13,744	42,040	38,427
Management fees, options: affil.	—	8,298	36,470	21,524
Management fees: non-affil.	643	359	2,959	3,563
Incentive income: affil.	4,178	—	5,378	—

Liquid Hedge Funds
Management fees: affil.	24,313	14,783	61,373	47,946
Management fees: non-affil.	6,324	3,395	18,008	9,592
Incentive income: affil.	10,886	563	17,350	1,436
Incentive income: non-affil.	1,138	188	3,625	312

Credit Funds
Credit Hedge Funds
Management fees: affil.	25,455	24,688	75,284	76,005
Management fees: non-affil.	26	58	151	313
Incentive income: affil.	10,756	466	31,330	1,749
Incentive income: non-affil.	—	—	—	130

Credit PE Funds
Management fees: affil.	23,633	21,402	71,115	63,885
Management fees: non-affil.	35	36	104	108
Incentive income: affil.	8,681	4,239	27,376	33,994
Incentive income: non-affil.	769	600	1,145	1,122

Logan Circle
Management fees: affil.	622	—	1,894	—
Management fees: non-affil.	8,210	6,802	23,964	18,675

Total
Management fees: affil.	$121,593	$112,806	$388,957	$336,935
Management fees: non-affil.	$15,361	$10,762	$45,531	$32,534
Incentive income: affil. (A)	$40,934	$5,976	$103,176	$38,994
Incentive income: non-affil.	$1,907	$788	$4,770	$1,564

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the nine months ended September 30, 2013 and 2012. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $185.9 million and $108.0 million of additional incentive income from affiliates would have been recognized during the nine months ended September 30, 2013 and 2012, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the nine months ended September 30, 2013 and 2012, Fortress recognized $27.4 million and $34.0 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross	Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2012	$894,278	$(662,432)	$231,846	$527,432
Fortress Funds which matured (no longer subject to clawback)	(2,180)	2,180	N/A	N/A
Share of income (loss) of Fortress Funds	N/A	N/A	N/A	397,018
Distribution of private equity incentive income	106,709	N/A	106,709	(106,709)
Recognition of previously deferred incentive income	N/A	(50,262)	(50,262)	N/A
Changes in foreign exchange rates	(1,111)	—	(1,111)	N/A
Deferred incentive income as of September 30, 2013	$997,696	$(710,514)	$287,182	$817,741
Deferred incentive income including Fortress Funds which matured	$1,051,352	$(764,170)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)
At September 30, 2013, the net undistributed incentive income is comprised of $903.5 million of gross undistributed incentive income, net of $85.8 million of intrinsic clawback (see next page). The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on September 30, 2013 at their net asset values.

(D)
From inception to September 30, 2013, Fortress has paid $433.6 million of compensation expense under its employee profit sharing arrangements (Note 7) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $903.5 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $370.3 million of compensation expense.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the Castles, and their related incentive income thresholds as of September 30, 2013:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	Feb-13	1,974,298	(3,299,244)	125,849	1,450,795	—	N/A	—	287,985	27,288	2,490	1,594
Fund III (2004)	Jan-15	2,762,992	(1,576,429)	2,830,089	1,643,526	1,687,083	43,557	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(178,272)	118,548	23,171	204,272	181,101	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(587,014)	4,388,567	1,336,020	2,226,991	890,971	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(138,625)	583,800	(40,271)	477,142	517,413	—	—	—	—	—
Fund V (2007)	Feb-18	4,103,713	(143,711)	4,387,576	427,574	1,925,595	1,498,021	—	—	—	—	—
Fund V Coinvestment (2007)	Feb-18	990,480	(155)	652,927	(337,398)	508,968	846,366	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	Apr-15	1,220,229	(570,599)	540,433	(109,197)	818,454	927,651	—	16,447	16,447	16,447	10,041
FRIC (2006) (Brookdale)	May-16	328,754	(17,462)	226,547	(84,745)	235,031	319,776	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(59,651)	(784,171)	482,939	1,267,110	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(63,178)	2,287,924	807,639	938,698	131,059	—	—	—	—	—
FECI (2007) (Florida East Coast / Flagler)	Feb-18	982,779	(165)	962,051	(20,563)	592,246	612,809	—	—	—	—	—
								$—	$862,263	$110,638	$85,840	$56,743
Private Equity Funds in Investment Period
WWTAI (2011)	Jun-24	$208,442	$(15,304)	$209,767	$16,629	$—	N/A	$1,564	$—	$—	$—	$—
MSR Opportunities Fund I A (2012)	Aug-22	313,554	(19,325)	322,868	28,639	—	N/A	2,765	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	75,946	(4,680)	78,111	6,845	—	N/A	684	—	—	—	—
MSR Opportunities II A (2013)	Jul-23	28,139	—	27,141	(998)	25	1,023	—	—	—	—	—
MSR Opportunities II B (2013)	Jul-23	401	—	387	(14)	—	14	—	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	6,461	—	6,232	(229)	6	235	—	—	—	—	—
								$5,013	$—	$—	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(65,011)	$303,409	$101,095	$122,540	$21,445	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(124,635)	200,810	51,165	98,575	47,410	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(252,561)	217,333	126,738	—	N/A	18,166	5,042	—	—	—
LDVF Patent Fund (2007)	Nov-27	45,466	(41,354)	41,465	37,353	—	N/A	2,884	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(275,723)	193,582	110,281	—	N/A	11,912	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,493,685	(6,366,576)	1,422,116	2,295,007	—	N/A	189,682	260,973	99,291	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,162,162	(1,770,179)	1,240,221	848,238	—	N/A	120,831	45,490	8,460	—	—
FCO Managed Account (2010)	Jun-22	549,492	(380,679)	391,695	222,882	—	N/A	34,532	7,784	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(28,768)	8,295	26,063	—	N/A	1,659	3,554	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,073,051	(951,289)	568,551	446,789	—	N/A	41,512	51,526	20,277	—	—
								$421,178	$380,527	$128,028	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund III (2011)	Mar-24	1,446,817	(565,323)	1,177,666	296,172	—	N/A	49,826	8,135	8,135	—	—
FCO Managed Accounts (2008-2012)	Oct-21 to Mar-27	2,948,653	(2,141,672)	1,683,258	876,277	—	N/A	104,626	69,067	38,773	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	419,069	(125,469)	347,117	53,517	—	N/A	8,761	1,963	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	354,099	(85,249)	316,183	47,333	—	N/A	6,322	2,752	—	—	—
Net Lease Fund I (2010)	Feb-20	149,595	(80,240)	142,209	72,854	—	N/A	8,034	1,545	1,545	—	—
Global Opportunities Fund (2010)	Sep-20	223,672	(69,254)	205,821	51,403	—	N/A	10,030	—	—	—	—
Life Settlements Fund (2010)	Dec-22	348,174	(94,254)	237,362	(16,558)	54,324	70,882	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	28,654	(7,696)	19,447	(1,511)	4,462	5,973	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	304,730	(77,022)	262,940	35,232	—	N/A	2,431	629	63	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	31,260	(8,904)	28,421	6,065	—	N/A	1,207	—	—	—	—
								$191,237	$84,091	$48,516	$—	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,497,640	$9,154	82.5%	$24,875	$15,719
Single investor funds	918,685	4,505	28.9%	5,390	91
Sidepocket investments (R)	17,977	16,278	N/A	304	—
Sidepocket investments - redeemers (S)	173,900	114,105	N/A	2,951	—
Managed accounts	1,147,066	409	96.8%	22,054	3,725

Asia Macro Funds (T)
Main fund investments	1,556,613	5,230	66.1%	21,212	1,375
Managed accounts	191,060	—	100.0%	3,027	—

Fortress Convex Asia Funds (T)
Main fund Investments	106,210	3,090	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	55,680	33,877	0.1%	1	—
Sidepocket investments (R)	132,251	24,848	N/A	2,477	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$3,717,456	$—	100.0%	$103,834	$—
Sidepocket investments (R)	96,081	1,606	N/A	5,016	—
Sidepocket investments - redeemers (S)	233,729	69,289	N/A	4,044	—
Main fund investments (liquidating) (U)	853,839	—	100.0%	85,290	28,480
Managed accounts	5,311	47,666	0.0%	—	—

Worden Funds
Main fund investments	223,026	—	100.0%	5,677	2,680

Value Recovery Funds (V)
Managed accounts	22,359	4,195	0.0%	—	—

(A)	Vintage represents the year in which the fund was formed.

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
SEPTEMBER 30, 2013
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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of September 30, 2013, Fortress held $41.0 million of such amounts on behalf of employees related to all of the private equity funds.

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

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at September 30, 2013, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at September 30, 2013, the undistributed incentive income from the Macro main fund would decrease by $0.9 million.

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

(V)
Excludes the Value Recovery Funds which had a NAV of $426.6 million at September 30, 2013. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

During the nine months ended September 30, 2013, Fortress formed a new fixed income fund which had a net asset value of $234.2 million as of September 30, 2013.

Private Equity Funds and Credit PE Funds

During the nine months ended September 30, 2013, Fortress formed new Private Equity funds which had capital commitments as follows as of September 30, 2013:

Private Equity
Fortress	$15,856
Fortress's affiliates	400
Third party investors	1,083,744
Total capital commitments	$1,100,000

In addition, Fortress raised equity within Newcastle and Eurocastle as described in Note 3.

During the three months ended September 30, 2013, Fortress entered into two senior living property management agreements with Newcastle in connection with additional properties acquired by Newcastle. Fortress receives management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years and 7.0% thereafter. In addition, Fortress is reimbursed for certain expenses, including all of the compensation expense associated with on-site employees.

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

In May 2013, Fund I was substantially liquidated. In connection with this liquidation: (i) Fortress received its share of the incentive income of $4.9 million from Fund I in the form of cash and equity interests in three liquidating entities, (ii) Fortress acquired NIH's equity interests in these entities, related to its share of the Fund I incentive income, for $1.3 million, (iii) Fortress sold substantially all of its interests in two of these entities, one each to Eurocastle and a Fortress credit hedge fund, for $2.2 million and $0.5 million, respectively, (iv) Eurocastle and the Fortress credit hedge fund acquired additional equity interests in these two entities from the former Fund I investors such that they own approximately 81% of these entities, (v) Fortress acquired additional equity interests in the third liquidating entity from the former Fund I investors for $8.0 million such that it owns approximately 81% of this entity, and (vi) Fortress made profit sharing payments of approximately $1.8 million in connection with its realization of incentive income. The sale described in (iii) did not qualify for sale accounting treatment under GAAP. As a result, Fortress has recorded an investment and a liability each in the amount of $2.7 million; this treatment did not and is not expected to have an impact on equity or net income. The acquisition described in (v) resulted in the consolidation of this liquidating entity by Fortress. Furthermore, NIH monetized substantially all of its remaining assets (primarily its interests in Fund I as described above) and was substantially liquidated in June 2013. Fortress received $0.6 million of proceeds from NIH's liquidating distribution. These liquidations did not have an impact on Fortress's management fees.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Liquid Hedge Funds and Credit Hedge Funds

During the nine months ended September 30, 2013, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of September 30, 2013:

Liquid
Fortress	$100
Fortress's affiliates	—
Third party investors	584,524
Total NAV (A)	$584,624

(A) Or other fee paying basis, as applicable. Approximately $435.2 million represents a transfer of interest from another liquid hedge fund.

3. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	September 30, 2013	December 31, 2012
Equity method investees	$1,183,916	$1,135,329
Equity method investees, held at fair value (A)	79,476	76,355
Total equity method investments	$1,263,392	$1,211,684
Options in equity method investees	$100,123	$38,077

(A)	Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the Castles (NCT, NRZ and ECT).

Gains (losses) can be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized gains (losses)	$36	$57	$(335)	$548
Net realized gains (losses) from affiliate investments	6,616	(65)	6,499	(106)
Net unrealized gains (losses)	52	(498)	5,654	(798)
Net unrealized gains (losses) from affiliate investments	799	(1,722)	33,760	29,898
Total gains (losses)	$7,503	$(2,228)	$45,578	$29,542

These gains (losses) were generated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Mark to fair value on affiliate investments and options	$7,008	$(1,726)	$39,590	$29,895
Mark to fair value on derivatives	(1,476)	(498)	3,805	(866)
Mark to fair value on equity securities	1,527	—	1,524	—
Other	444	(4)	659	513
Total gains (losses)	$7,503	$(2,228)	$45,578	$29,542

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Private equity funds, excluding NIH	$806,875	$720,817	$44,552	$35,939	$79,929	$70,644
NIH	—	1,177	—	50	(554)	159
Publicly traded portfolio companies (A)(B)	64,176	67,313	N/A	N/A	N/A	N/A
Newcastle (B)	5,828	9,002	N/A	N/A	N/A	N/A
New Residential (B)	6,866	—	N/A	N/A	N/A	N/A
Eurocastle (B)	2,606	40	N/A	N/A	N/A	N/A
Total private equity	886,351	798,349	44,552	35,989	79,375	70,803
Liquid hedge funds	166,460	180,664	7,525	7,295	14,138	14,050
Credit hedge funds	57,101	58,507	3,372	3,445	9,037	8,791
Credit PE funds	145,274	166,482	5,311	5,446	23,161	16,532
Other	8,206	7,682	(252)	(141)	(196)	241
	$1,263,392	$1,211,684	$60,508	$52,034	$125,515	$110,417

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Nine Months Ended September 30, 2013
	Private Equity			Liquid	Credit
	NIH	Other Funds	Publicly Traded Portfolio Companies and Castles (A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment, beginning	$1,177	$720,817	$76,355	$180,664	$58,507	$166,482	$7,682	$1,211,684
Earnings from equity method investees	(554)	79,929	N/A	14,138	9,037	23,161	(196)	125,515
Other comprehensive income from equity method investees	12	—	N/A	—	—	—	—	12
Contributions to equity method investees (B)	—	16,084	319	58,663	149,892	22,282	854	248,094
Distributions of earnings from equity method investees	—	(8,921)	N/A	(17,850)	(9,373)	(17,428)	(4)	(53,576)
Distributions of capital from equity method investees	(635)	(3,328)	N/A	(69,155)	(150,962)	(49,350)	(130)	(273,560)
Total distributions from equity method investees (B)	(635)	(12,249)	N/A	(87,005)	(160,335)	(66,778)	(134)	(327,136)
Mark to fair value - during period (C)	N/A	648	11,003	N/A	N/A	N/A	N/A	11,651
Translation adjustment	—	(1)	1,726	—	—	151	—	1,876
Dispositions	—	—	(9,927)	—	—	(24)	—	(9,951)
Reclassification to Due to Affiliates (D)	—	1,647	—	—	—	—	—	1,647
Investment, ending	$—	$806,875	$79,476	$166,460	$57,101	$145,274	$8,206	$1,263,392

Ending balance of undistributed earnings	$—	$94,421	$ N/A	$5,722	$1,774	$5,818	$2,046	$109,781

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Nine Months Ended September 30, 2013
	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$25,885	$257,829
Investments of incentive receivable amounts into Fortress Funds	206,455	—
Change in distributions payable out of Fortress Funds	—	3,066
Net funded*	12,398	12,398
Consolidation of private equity liquidating entity	2,553	—
Other	803	267
Per Above	$248,094	$273,560

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (B)
	September 30,	December 31,
	2013	2012
Assets	$18,248,275	$15,944,821
Debt	—	—
Other liabilities	(178,957)	(143,951)
Equity	$18,069,318	$15,800,870
Fortress’s Investment	$806,875	$720,817
Ownership (A)	4.5%	4.6%

	Nine Months Ended September 30,
	2013	2012
Revenues and gains (losses) on investments	$2,745,654	$2,763,969
Expenses	(149,763)	(140,842)
Net Income (Loss)	$2,595,891	$2,623,127
Fortress’s equity in net income (loss)	$79,929	$70,644

	Liquid Hedge Funds (C)		Credit Hedge Funds		Credit PE Funds (B) (D)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Assets		$9,293,405	$9,818,652	$9,431,681	$9,476,196	$9,536,328
Debt		—	(3,731,912)	(3,329,686)	(199,707)	(75,413)
Other liabilities		(4,682,311)	(315,294)	(447,127)	(262,226)	(314,329)
Non-controlling interest		—	(2,394)	(4,289)	(7,887)	(14,228)
Equity	$6,267,484	$4,611,094	$5,769,052	$5,650,579	$9,006,376	$9,132,358
Fortress’s Investment	$166,460	$180,664	$57,101	$58,507	$145,274	$166,482
Ownership (A)	2.7%	3.9%	1.0%	1.0%	1.6%	1.8%

	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Revenues and gains (losses) on investments		$367,662	$975,979	$929,106	$1,296,556	$1,384,905
Expenses		(93,966)	(182,961)	(171,931)	(233,363)	(213,996)
Net Income (Loss)	$420,916	$273,696	$793,018	$757,175	$1,063,193	$1,170,909
Fortress’s equity in net income (loss)	$14,138	$14,050	$9,037	$8,791	$23,161	$16,532

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended June 30, 2013). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under U.S. GAAP within the reporting time frame necessary for U.S. public entities.

(C)
In interim periods, the liquid hedge funds prepare summary financial information on a one quarter lag. For the nine months ended June 30, 2013, the liquid hedge funds recorded $754.2 million of revenues and gains (losses) on investments, $103.5 million of expenses, and $650.7 million of net income (loss).

(D)	Includes certain entities in which Fortress has both a direct and an indirect investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Investments in Variable Interest Entities

Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the variable interest entities in which it holds an interest, except as described below. No reconsideration events occurred during the nine months ended September 30, 2013 which caused a change in Fortress’s accounting.

The following tables set forth certain information as of September 30, 2013 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities formed during the nine months ended September 30, 2013:

	Fortress is not Primary Beneficiary
Business Segment	Gross Assets	Financial Obligations	Fortress Investment (A)	Notes
Castles	$2,929,633	$1,467,934	$60,471	(B)
Credit PE Funds	92,595	27,170	394	(B)
Logan Circle	240,106	—	126	(B)

(A)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities.

(B)	Fortress is not the primary beneficiary of this entity, because it does not absorb a majority of the entity's expected income or loss based on a quantitative analysis.

All variable interest entities:

	Fortress is not Primary Beneficiary
	September 30, 2013			December 31, 2012
Business Segment	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	$970	$—	$270	$9,087	$—	$1,176	(C) (D)
Castles	9,171,246	6,171,617	129,240	7,421,269	5,798,143	56,294	(C) (D)
Liquid Hedge Funds	3,221,910	868,456	4,089	4,905,876	2,271,914	27,817	(C) (D)
Credit Hedge Funds	1,909,917	386,868	3,270	1,771,900	365,135	46,193	(C) (D)
Credit PE Funds	1,149,350	374,211	4,839	1,536,067	418,208	4,483	(C) (D)
Logan Circle	240,106	—	126	—	—	—	(C) (D)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

FCF is an entity which provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF, was deemed to be its primary beneficiary. Therefore, Fortress consolidates FCF. As of September 30, 2013, FCF’s gross assets were approximately $43.4 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its unreserved outstanding advances, which were approximately $15.3 million at September 30, 2013, plus any future advances. These advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress.

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	September 30, 2013	December 31, 2012
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$15,300	$9,042	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	64,176	67,313	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$79,476	$76,355
Newcastle, New Residential and Eurocastle options	$100,123	$38,077	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$6,253	$1,101	Level 2 - See below
Equity Securities (A)	$20,984	$—	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(15,957)	$(10,120)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(2,469)	$—	Level 2 - See below

(A)
In June 2013, Fortress made a direct investment in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. As of September 30, 2013, Fortress's investment was comprised of approximately $21.0 million of equity securities, classified as trading.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

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

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	Fair Value	Notional Amount	Gains/(Losses) (B)	Maturity
	Location (A)	September 30, 2013	September 30, 2013	Nine Months Ended September 30, 2013	Date
Foreign exchange option contracts	Other Assets	$235	€16,000	$159	Mar-14
Foreign exchange option contracts	Other Liabilities	$(1,361)	€100,000	$(1,434)	Mar-14
Foreign exchange option contracts	Other Assets	$6,018	¥13,592,011	$4,937	Dec-13 - Jun-16
Foreign exchange option contracts	Other Liabilities	$(1,108)	¥1,334,948	$118	Dec-13

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $3.8 million during the nine months ended September 30, 2013.

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

4. DEBT OBLIGATIONS

	Face Amount and Carrying Value		Contractual	Final	September 30, 2013
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb 2016	$147,332
Promissory note (D)	—	149,453	5.00%	Feb 2014	N/A
Total	$—	$149,453

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

Fortress was in compliance with all of its debt covenants as of September 30, 2013. The following table sets forth the financial covenant requirements as of September 30, 2013.

	September 30, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$41,964	(A)
Consolidated Leverage Ratio	≤	2.00	—	(B)
Consolidated Interest Coverage Ratio	≥	4.00	45.75	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition in the credit agreement.

(B)
Impacted by Consolidated EBITDA, as defined, which is generally impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

In February 2013, Fortress terminated its existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility (the "2013 Credit Agreement"). The 2013 Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the 2013 Credit Agreement, approximately $2.4 million of fees and expenses were incurred. The 2013 Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants, including restrictions on liens and indebtedness and requirements for minimum AUM (as defined), a maximum leverage ratio (as defined) and a minimum interest coverage ratio (as defined).

In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note due to a former Principal. As such, this note is no longer outstanding.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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

Based on the value of the RSUs and RPUs which vested during the nine months ended September 30, 2013 and 2012, Fortress has estimated tax shortfalls of $25.1 million and $30.0 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current
Federal income tax expense (benefit)	$3,150	$2,952	$(16,366)	$(2,634)
Foreign income tax expense (benefit)	2,038	1,814	4,942	5,094
State and local income tax expense (benefit)	1,712	(275)	612	(316)
	6,900	4,491	(10,812)	2,144
Deferred
Federal income tax expense (benefit)	6,777	(520)	45,327	28,028
Foreign income tax expense (benefit)	(62)	(51)	(22)	956
State and local income tax expense (benefit)	1,179	(39)	7,743	3,123
	7,894	(610)	53,048	32,107
Total expense (benefit)	$14,794	$3,881	$42,236	$34,251

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	September 30, 2013	December 31, 2012
Total deferred tax assets	$432,511	$485,160
Valuation allowance	(61,567)	(83,025)
Net deferred tax assets	$370,944	$402,135
Total deferred tax liabilities (A)	$15,715	$5,815

(A)	Included in Other Liabilities. The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from Newcastle (Note 3).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2012	$83,025
Changes due to FIG Corp ownership increases	(1,389)
Net decreases (A)	(20,069)
Valuation Allowance at September 30, 2013	$61,567

(A)	Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the nine months ended September 30, 2013, a net deferred income tax provision of $0.4 million was debited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.5 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 8), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 8), which are currently deductible for income tax purposes. In addition, a current income tax expense of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the nine months ended September 30, 2013 through the delivery of vested RSUs and RPUs (Note 7). As a result of this change in ownership and other factors, the deferred tax asset decreased by $0.5 million with an offsetting decrease of $1.4 million to the valuation allowance. In addition, the deferred tax asset was increased by $11.5 million related to a step-up in tax basis due to the share exchanges which will result in additional tax deductions, with an offsetting increase of $0.2 million to the valuation allowance. The establishment of these net deferred tax assets also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the nine months ended September 30, 2013, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $18.5 million. In addition, during the nine months ended September 30, 2013, the realization of certain tax benefits, which were previously offset by a valuation allowance, gave rise to a $7.7 million increase in the expected tax receivable agreement liability.

6. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
			Liquid Hedge	Hedge
	Funds	Castles	Funds	Funds	PE Funds	Other	Total
September 30, 2013
Management fees and incentive income (A)	$55,629	$9,711	$2,430	$5,126	$17,445	$691	$91,032
Expense reimbursements (A)	2,101	3,821	5,833	5,681	11,261	87	28,784
Expense reimbursements - FCF (B)	34,660	—	—	—	—	—	34,660
Dividends and distributions	—	285	—	—	—	—	285
Other	920	—	—	—	12	10,108	11,040
Total	$93,310	$13,817	$8,263	$10,807	$28,718	$10,886	$165,801

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.2 million at September 30, 2013, respectively, and of $12.2 million and $5.8 million as of December 31, 2012, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 3).

As of September 30, 2013, amounts due from Fortress Funds recorded in Due from Affiliates included $47.5 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $16.0 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.2 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate. Subsequent to September 30, 2013, $15.8 million of past due management fees from one fund were collected.

Due to affiliates was comprised of the following:

	September 30, 2013	December 31, 2012
Principals - tax receivable agreement - Note 5	$261,609	$253,787
Principals - Principal Performance Payments - Note 7	30,398	25,573
Distributions payable on Fortress Operating Group units	3,255	31,997
Other	6,986	6,450
General partner liability - Note 9	41,247	39,600
	$343,495	$357,407

Other Related Party Transactions

For the nine months ended September 30, 2013 and 2012, Other Revenues included approximately $1.3 million and $1.3 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2013, Fortress advanced $1.0 million to one of its senior employees who is not an officer. This advance bears interest at LIBOR+4.00%. All principal and interest is due and payable no later than February 2017. In addition, two senior employees repaid advances aggregating $1.6 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	September 30, 2013	December 31, 2012
Fortress Operating Group units held by the Principals and one senior employee	$573,802	$530,739
Employee interests in majority owned and controlled fund advisor and general partner entities	58,179	57,411
Other	2,041	2,029
Total	$634,022	$590,179

The Fortress Operating Group portion of these interests is computed as follows:

	September 30, 2013	December 31, 2012
Fortress Operating Group equity (Note 12)	$1,184,908	$1,058,886
Less: Others' interests in equity of consolidated subsidiaries (Note 12)	(60,220)	(59,440)
Total Fortress shareholders' equity in Fortress Operating Group	$1,124,688	$999,446
Fortress Operating Group units outstanding (A)	249,534,372	249,534,372
Class A shares outstanding (C)	239,568,798	220,369,026
Total	489,103,170	469,903,398
Fortress Operating Group as a percent of total (B)	51.0%	53.1%
Equity of Fortress Operating Group units held by Principals and one senior employee	$573,802	$530,739

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 49.0% and 46.9% of Fortress Operating Group as of September 30, 2013 and December 31, 2012, respectively.

(C)	As of December 31, 2012, this includes 2,082,684 treasury shares held by Fortress Operating Group.

 This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fortress Operating Group units held by the Principals and one senior employee	$57,221	$3,845	$104,653	$15,332
Employee interests in majority owned and controlled fund advisor and general partner entities	1,647	2,098	6,756	5,228
Other	(64)	15	12	138
Total	$58,804	$5,958	$111,421	$20,698

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (loss) attributable to Fortress	$42,381	$708	$54,634	$(23,923)
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	2,929	10,143	22,167
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	3,062	3,579	12,550	14,280
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$45,443	$7,216	$77,327	$12,524

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

7. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity-based compensation, per below	$8,671	$49,349	$28,648	$162,372
Profit-sharing expense, per below	29,540	37,018	194,091	97,249
Discretionary bonuses	52,033	46,410	155,121	140,846
Other payroll, taxes and benefits	56,213	48,644	161,731	136,800
	$146,457	$181,421	$539,591	$537,267

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2012	21,754,544	$8.28	1,246,406	$5.51	828,211	$5.29	10,333,334	$13.75

Issued	8,805,841	5.06	—	—	127,533	6.21	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(9,589,683)	14.44	(1,231,906)	5.53	—	—	(10,333,334)	13.75
Forfeited	(713,969)	3.72	—	—	—	—	—	—

Outstanding at September 30, 2013 (B)	20,256,733	$4.12	14,500	$3.12	955,744	$5.41	—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expense incurred (B)
Employee RSUs	$5,069	$24,839	$18,357	$91,446
Non-Employee RSUs	—	228	1	609
Principal Performance Payments (C)	3,602	1,469	10,290	2,351
Restricted Shares (D)	—	—	—	24
RPUs	—	22,813	—	67,942
Total equity-based compensation expense	$8,671	$49,349	$28,648	$162,372

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of September 30, 2013 of $48.5 million, with a weighted average recognition period of 2.3 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 2.5 million RSUs would be awarded as Principal Performance Payments.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of September 30, 2013 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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

The expense for Principal Performance Payments was comprised of the following:

	Nine Months Ended September 30, 2013
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$889	$889
Liquid hedge fund business	3,047	8,654	11,701
Credit business	7,243	14,554	21,797
Total	$10,290	$24,097	$34,387

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Private equity funds	$—	$262	$2,135	$672
Castles	(459)	1	7,757	3,378
Liquid hedge funds	(3,578)	4,544	35,458	11,431
Credit hedge funds	20,371	19,710	71,074	46,488
Credit PE funds	9,480	8,347	53,570	24,212
Principal Performance Payments (A)	3,726	4,154	24,097	11,068
Total	$29,540	$37,018	$194,091	$97,249

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

Upon the resignation of one of Newcastle's officers, 2,170 vested out-of-the-money and 192,167 unvested Newcastle options, and 2,170 vested out-of-the-money and 192,167 unvested New Residential options were forfeited.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

8. EARNINGS PER SHARE AND DISTRIBUTIONS

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	237,470,346	237,470,346	231,019,933	231,019,933
Fully vested restricted Class A share units with dividend equivalent rights	982,225	982,225	2,821,011	2,821,011
Fully vested restricted Class A shares	952,016	952,016	909,641	909,641
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	249,534,372	—	252,789,561
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	2,771,059	—	2,067,969
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	10,381,148	—	9,954,355
Total weighted average shares outstanding	239,404,587	502,091,166	234,750,585	499,562,470
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$42,381	$42,381	$54,634	$54,634
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(777)	(777)	(590)	(590)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	18,906	—	52,551
Net income (loss) available to Class A shareholders	$41,604	$60,510	$54,044	$106,595
Weighted average shares outstanding	239,404,587	502,091,166	234,750,585	499,562,470
Basic and diluted net income (loss) per Class A share	$0.17	$0.12	$0.23	$0.21

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	217,293,696	217,293,696	207,521,553	207,521,553
Fully vested restricted Class A share units with dividend equivalent rights	2,519,869	2,519,869	4,068,945	4,068,945
Fully vested restricted Class A shares	828,211	828,211	706,787	706,787
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	299,397,765	—	305,134,049
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—	—	—
Total weighted average shares outstanding	220,641,776	520,039,541	212,297,285	517,431,334
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$708	$708	$(23,923)	$(23,923)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(116)	(116)	(327)	(327)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(108)	(108)	(327)	(327)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(22,295)	—	(42,943)
Net income (loss) available to Class A shareholders	$484	$(21,811)	$(24,577)	$(67,520)
Weighted average shares outstanding	220,641,776	520,039,541	212,297,285	517,431,334
Basic and diluted net income (loss) per Class A share	$0.00	$(0.04)	$(0.12)	$(0.13)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share Units	14,766,136	16,426,317	15,761,068	19,212,189

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Class A shares (public shareholders)	237,470,346	217,293,696	231,019,933	207,521,553
Restricted Class A shares (directors)	952,016	828,211	909,641	722,413
Restricted Class A share units (employees) (A)	982,225	2,519,869	2,821,011	4,068,945
Restricted Class A share units (employees) (B)	5,744,629	6,434,147	4,759,829	6,667,917
Fortress Operating Group units (Principals and one senior employee)	249,534,372	299,397,765	249,534,372	301,815,314
Fortress Operating Group RPUs (one senior employee)	—	10,333,334	3,255,189	13,652,069
Total	494,683,588	536,807,022	492,299,975	534,448,211

	As of September 30, 2013	As of December 31, 2012
Class A shares (public shareholders)	238,613,054	217,458,131
Restricted Class A shares (directors)	955,744	828,211
Restricted Class A share units (employees) (A)	21,851	555,646
Restricted Class A share units (employees) (B)	5,744,629	6,434,147
Fortress Operating Group units (Principals and one senior employee)	249,534,372	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	10,333,334
Total	494,869,650	485,143,841

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Dividends and distributions during the nine months ended September 30, 2013 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$41,830	$—	$41,830
Dividend equivalents on restricted Class A share
units (A)	—	1,338	—	1,338
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	30,725	51,656	3,255	54,911
Distributions to Fortress Operating Group RPU holders
(Note 7) (B)	1,272	401	—	401
Total distributions	$31,997	$95,225	$3,255	$98,480

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

On July 31, 2013, Fortress declared a second quarter cash dividend of $0.06 per Class A share. The dividend was payable on August 16, 2013 to holders of record of Class A shares on August 13, 2013. The aggregate amount of this dividend payment was approximately $14.3 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million were paid to holders of restricted Class A share units.

On October 30, 2013, Fortress declared a third quarter cash dividend of $0.06 per Class A share. The dividend is payable on November 15, 2013 to holders of record of Class A shares on November 12, 2013. The aggregate amount of this dividend payment is approximately $14.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million will be paid to holders of restricted Class A share units.

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at September 30, 2013 was $41.2 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

 Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of September 30, 2013, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $172.9 million as of September 30, 2013, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

October 1 to December 31, 2013	$6,342
2014	24,068
2015	21,472
2016	19,919
2017	2,761
2018	402
Thereafter	38
Total	$75,002

Rent expense, including operating expense escalations, during the nine months ended September 30, 2013 and 2012 was $17.9 million and $18.9 million, respectively, and was included in General, Administrative and Other Expense.

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
SEPTEMBER 30, 2013
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

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the Castles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

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
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of September 30, 2013:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve	Current Year-to-Date Net DE Reserve	Inception-to-Date Net DE Reserve	Notes
Fund II	1,594	20 Quarters	$6,070	$(3,367)	$(2,155)	$3,915	(C)
Fund III	45,108	23 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	25 Quarters	10,041	—	—	10,041	(D)
Total	$56,743		$61,219	$(3,367)	$(2,155)	$59,064

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

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $3.3 million immediately prior to September 30, 2013. Based on the criteria determined by the CODM, management determined that a net reversal of $1.0 million of clawback reserve was appropriate for the three months ended September 30, 2013. In the aggregate, $2.2 million of net reserve has been reversed in 2013.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the nine months ended September 30, 2013, Fortress recorded $1.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of September 30, 2013, Fortress had $2.8 million of unrealized losses on certain investments that have not been recorded as impairment. As of September 30, 2013, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $605.8 million, representing unrealized gains.

During the nine months ended September 30, 2013, Fortress recorded an aggregate net reversal of $2.2 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their September 30, 2013 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $2.8 million.

Embedded Incentive Income

As of September 30, 2013, Fortress had $903.5 million of gross undistributed incentive income (Note 2), or $817.7 million net of intrinsic clawback. Of the $903.5 million, $185.9 million has been recognized in distributable earnings. This amount represents hedge fund incentive income recorded during the nine months ended September 30, 2013.

In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 3) and sold all of the resulting shares at their September 30, 2013 closing price, it would have recorded $90.4 million of gross additional distributable earnings, or $74.4 million net of employee interests.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 3.

 September 30, 2013 and the Nine Months Then Ended

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$101,126	$44,436	$79,380	$75,435	$71,218	$25,859	$—	$—	$397,454
Incentive income	9,181	7,299	97,324	140,840	102,148	—	—	—	356,792
Segment revenues - total	$110,307	$51,735	$176,704	$216,275	$173,366	$25,859	$—	$—	$754,246
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$71,352	$22,332	$86,543	$100,678	$44,861	$(7,605)	$—	$—	$318,161
Fund management distributable earnings (loss)	$71,352	$21,443	$77,890	$86,845	$44,139	$(7,605)	$—	$—	$294,064
Pre-tax distributable earnings (loss)	$71,352	$21,443	$77,890	$86,845	$44,139	$(7,605)	$19,108	$—	$313,172
Total segment assets	$93,732	$13,703	$90,022	$120,846	$30,634	$32,866	$1,707,074	$480,435	$2,569,312
								(A)

(A)	Unallocated assets include deferred tax assets of $370.9 million.

Three Months Ended September 30, 2013

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$34,405	$13,620	$30,634	$25,481	$23,669	$8,833	$—	$—	$136,642
Incentive income	1,544	6,099	(27,387)	44,194	17,789	—	—	—	42,239
Segment revenues - total	$35,949	$19,719	$3,247	$69,675	$41,458	$8,833	$—	$—	$178,881
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$24,412	$7,679	$(11,923)	$32,844	$7,442	$(3,320)	$—	$—	$57,134
Fund management distributable earnings (loss)	$24,412	$6,790	$(10,730)	$28,940	$7,318	$(3,320)	$—	$—	$53,410
Pre-tax distributable earnings (loss)	$24,412	$6,790	$(10,730)	$28,940	$7,318	$(3,320)	$11,628	$—	$65,038

(B)	See Note 7. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$89,410	$41,615	$57,537	$76,319	$63,992	$18,675	$—	$—	$347,548
Incentive income	8,252	—	21,394	92,183	42,415	—	—	—	164,244
Segment revenues - total	$97,662	$41,615	$78,931	$168,502	$106,407	$18,675	$—	$—	$511,792
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$65,082	$19,650	$16,067	$76,277	$13,149	$(6,831)	$—	$131	$183,525
Fund management distributable earnings (loss)	$65,082	$19,104	$14,488	$67,363	$13,121	$(6,831)	$—	$131	$172,458
Pre-tax distributable earnings (loss)	$65,082	$19,104	$14,488	$67,363	$13,121	$(6,831)	$(1,718)	$131	$170,740

Three Months Ended September 30, 2012

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan	Principal		Fortress
	Funds	Castles	Funds	Funds	Funds	Circle	Investments	Unallocated	Subtotal
Segment revenues
Management fees	$30,004	$13,979	$18,176	$24,747	$21,438	$6,802	$—	$—	$115,146
Incentive income	708	—	11,664	35,839	16,985	—	—	—	65,196
Segment revenues - total	$30,712	$13,979	$29,840	$60,586	$38,423	$6,802	$—	$—	$180,342
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$22,073	$6,450	$8,177	$26,791	$6,052	$(2,295)	$—	$—	$67,248
Fund management distributable earnings (loss)	$22,073	$6,369	$7,388	$23,526	$6,033	$(2,295)	$—	$—	$63,094
Pre-tax distributable earnings (loss)	$22,073	$6,369	$7,388	$23,526	$6,033	$(2,295)	$363	$—	$63,457

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fund management distributable earnings	$53,410	$63,094	$294,064	$172,458
Investment income (loss)	12,412	3,658	23,870	9,926
Interest expense	(784)	(3,295)	(4,762)	(11,644)
Pre-tax distributable earnings	65,038	63,457	313,172	170,740

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(17,790)	(16,986)	(103,109)	$(42,416)
Incentive income received from third parties, subject to contingent repayment	—	(273)	—	(1,674)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	15,883	5,547	50,262	36,931
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	(708)	(4,854)	(1,815)
Incentive income from hedge funds, subject to annual performance achievement	5,973	(46,012)	(185,858)	(107,956)
Incentive income received from the sale of shares related to options	(1,921)	—	(1,921)	—
Reserve for clawback, gross (see discussion above)	(1,544)	—	(3,367)	(6,436)
	601	(58,432)	(248,847)	(123,366)
Adjust other income
Distributions of earnings from equity method investees**	(3,685)	(1,494)	(12,529)	(3,501)
Earnings (losses) from equity method investees**	57,532	47,706	116,748	99,649
Gains (losses) on options in equity method investees	3,488	(6,219)	27,233	(1,962)
Gains (losses) on other investments	(3,178)	3,996	9,358	31,060
Impairment of investments (see discussion above)	380	720	1,107	875
Adjust income from the receipt of options	—	8,298	36,470	21,524
	54,537	53,007	178,387	147,645
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including Castle options assigned)	(6,415)	(49,495)	(34,769)	(164,420)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	555	—	1,210	2,316
	(5,860)	(49,495)	(33,559)	(162,104)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(12)	(10)	(34)	(34)
Adjust non-controlling interests related to Fortress Operating Group units	(57,221)	(3,845)	(104,653)	(15,332)
Adjust tax receivable agreement liability	—	—	(7,739)	(6,935)
Adjust income taxes	(14,702)	(3,974)	(42,093)	(34,537)
Total adjustments	(22,657)	(62,749)	(258,538)	(194,663)

Net Income (Loss) Attributable to Class A Shareholders	42,381	708	54,634	(23,923)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	58,804	5,958	111,421	20,698
Net Income (Loss) (GAAP)	$101,185	$6,666	$166,055	$(3,225)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

September 30, 2013
Total segment assets	$2,569,312
Adjust equity investments from segment carrying amount	(42,059)
Adjust investments gross of employees’ and others’ portion	38,982
Adjust goodwill and intangible assets to cost	(22,744)
Accrued incentive income subject to annual performance achievement	(185,858)
Total assets (GAAP)	$2,357,633

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment revenues	$178,881	$180,342	$754,246	$511,792
Adjust management fees	313	124	565	397
Adjust incentive income	601	(58,432)	(248,847)	(123,686)
Adjust income from the receipt of options	—	8,298	36,470	21,524
Adjust other revenues (including expense reimbursements)*	52,224	51,191	157,014	142,202
Total revenues (GAAP)	$232,019	$181,523	$699,448	$552,229

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

			Liquid	Credit
	Private Equity		Hedge	Hedge	PE	Logan
	Funds	Castles	Funds	Funds	Funds	Circle	Unallocated	Total
Three Months Ended September 30,
2013
Depreciation	$393	$159	$582	$1,416	$89	$68	$782	$3,489
Amortization	—	—	—	—	—	12	—	12
Total	$393	$159	$582	$1,416	$89	$80	$782	$3,501

2012
Depreciation	$717	$148	$752	$2,010	$108	$67	$1,170	$4,972
Amortization	—	—	—	—	—	10	—	10
Total	$717	$148	$752	$2,010	$108	$77	$1,170	$4,982

Nine Months Ended September 30,
2013
Depreciation	$1,132	$432	$1,561	$4,173	$238	$192	$2,332	$10,060
Amortization	—	—	—	—	—	34	—	34
Total	$1,132	$432	$1,561	$4,173	$238	$226	$2,332	$10,094

2012
Depreciation	$1,546	$358	$1,760	$4,605	$309	$268	$2,838	$11,684
Amortization	—	—	—	—	—	34	—	34
Total	$1,546	$358	$1,760	$4,605	$309	$302	$2,838	$11,718

11. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

For additional subsequent events, see Notes 6 and 8.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

12. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the nine months ended September 30, 2013.

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

The consolidating balance sheet information is as follows:

	As of September 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$292,676	$1,411	$—	$17,027	$—	$311,114
Due from affiliates	164,285	1,723	(207)	3,125	(3,125)	165,801
Investments	1,263,392	175	(175)	550,886	(550,886)	1,263,392
Investments in options	100,123	—	—	—	—	100,123
Deferred tax asset	2,913	—	—	368,031	—	370,944
Other assets	121,570	461	—	24,228	—	146,259
	$1,944,959	$3,770	$(382)	$963,297	$(554,011)	$2,357,633
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$303,238	$2,123	$—	$—	$—	$305,361
Due to affiliates	85,011	207	(207)	261,609	(3,125)	343,495
Deferred incentive income	287,182	—	—	—	—	287,182
Debt obligations payable	—	—	—	—	—	—
Other liabilities	85,740	145	—	13,965	—	99,850
	761,171	2,475	(207)	275,574	(3,125)	1,035,888
Commitments and Contingencies
Equity
Paid-in capital	5,697,315	3,575	(175)	2,121,595	(5,700,715)	2,121,595
Retained earnings (accumulated deficit)	(4,567,834)	(2,280)	—	(1,431,944)	4,570,114	(1,431,944)
Accumulated other comprehensive income (loss)	(5,913)	—	—	(1,928)	5,913	(1,928)
Total Fortress shareholders' equity (B)	1,123,568	1,295	(175)	687,723	(1,124,688)	687,723
Principals' and others' interests in equity of consolidated subsidiaries	60,220	—	—	—	573,802	634,022
Total Equity	1,183,788	1,295	(175)	687,723	(550,886)	1,321,745
	$1,944,959	$3,770	$(382)	$963,297	$(554,011)	$2,357,633

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Nine Months Ended September 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$386,487	$2,470	$—	$—	$—	$388,957
Management fees: non-affiliates	45,108	423	—	—	—	45,531
Incentive income: affiliates	103,176	—	—	—	—	103,176
Incentive income: non-affiliates	4,770	—	—	—	—	4,770
Expense reimbursements: affiliates	130,336	18,972	—	—	—	149,308
Expense reimbursements: non-affiliates	4,752	—	—	—	—	4,752
Other revenues	3,162	2	—	3,423	(3,633)	2,954
	677,791	21,867	—	3,423	(3,633)	699,448
Expenses
Interest expense	4,740	33	—	3,716	(3,633)	4,856
Compensation and benefits	518,177	21,414	—	—	—	539,591
General, administrative and other	98,768	1,201	—	1	—	99,970
Depreciation and amortization	10,050	44	—	—	—	10,094
	631,735	22,692	—	3,717	(3,633)	654,511
Other Income (Loss)
Gains (losses)	45,583	(5)	—	—	—	45,578
Tax receivable agreement liability adjustment	—	—	—	(7,739)	—	(7,739)
Earnings (losses) from equity method investees	125,515	—	—	96,655	(96,655)	125,515
	171,098	(5)	—	88,916	(96,655)	163,354
Income (Loss) Before Income Taxes	217,154	(830)	—	88,622	(96,655)	208,291
Income tax benefit (expense)	(8,258)	10	—	(33,988)	—	(42,236)
Net Income (Loss)	$208,896	$(820)	$—	$54,634	$(96,655)	$166,055
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$6,768	$—	$—	$—	$104,653	$111,421
Net Income (Loss) Attributable to Class A Shareholders (B)	$202,128	$(820)	$—	$54,634	$(201,308)	$54,634

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Nine Months Ended September 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$208,896	$(820)	$—	$54,634	$(96,655)	$166,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	10,050	44	—	—	—	10,094
Other amortization and accretion	704	—	—	—	—	704
(Earnings) losses from equity method investees	(125,515)	—	—	(96,655)	96,655	(125,515)
Distributions of earnings from equity method investees	53,576	—	—	—	—	53,576
(Gains) losses	(45,583)	5	—	—	—	(45,578)
Deferred incentive income	(50,262)	—	—	—	—	(50,262)
Deferred tax (benefit) expense	1,234	—	—	51,814	—	53,048
Adjustment of estimated forfeited non-cash compensation	43	—	—	—	—	43
Options received from affiliates	(36,470)	—	—	—	—	(36,470)
Tax receivable agreement liability adjustment	—	—	—	7,739	—	7,739
Equity-based compensation	28,648	—	—	—	—	28,648
Options in affiliates granted to employees	7,757	—	—	—	—	7,757
Allowance for doubtful accounts	590	—	—	—	—	590
Cash flows due to changes in
Due from affiliates	(69,626)	(289)	(1,718)	149,616	(166,259)	(88,276)
Other assets	19,830	149	—	(18,029)	—	1,950
Accrued compensation and benefits	204,305	413	—	—	—	204,718
Due to affiliates	(143,364)	(2,317)	1,718	(16,559)	166,259	5,737
Deferred incentive income	105,753	—	—	—	—	105,753
Other liabilities	32,274	39	—	(116)	—	32,197
Net cash provided by (used in) operating activities	202,840	(2,776)	—	132,444	—	332,508
Cash Flows From Investing Activities
Contributions to equity method investees	(25,885)	—	—	(62,681)	62,681	(25,885)
Distributions of capital from equity method investees	257,829	—	—	77,563	(77,563)	257,829
Proceeds from sale of direct investments	9,951	—	—	—	—	9,951
Purchase of equity securities	(19,460)	—	—	—	—	(19,460)
Purchase of fixed assets	(7,777)	—	—	—	—	(7,777)
Net cash provided by (used in) investing activities	214,658	—	—	14,882	(14,882)	214,658

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2013
(dollars in tables in thousands, except share data)

	Nine Months Ended September 30, 2013
	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	—	—	—	(149,453)	—	(149,453)
Payment of deferred financing costs	(2,367)	—	—	—	—	(2,367)
Issuance (purchase) of Class A shares (RSU settlements)	(61,016)	—	—	61,016	—	—
Capital contributions (distributions)	57,616	3,400	—	—	(61,016)	—
Dividends and dividend equivalents paid	(77,111)	—	—	(41,955)	75,898	(43,168)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	391	—	—	—	—	391
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(145,697)	—	—	—	—	(145,697)
Net cash provided by (used in) financing activities	(228,184)	3,400	—	(130,392)	14,882	(340,294)
Net Increase (Decrease) in Cash and Cash Equivalents	189,314	624	—	16,934	—	206,872
Cash and Cash Equivalents, Beginning of Period	103,362	787	—	93	—	104,242
Cash and Cash Equivalents, End of Period	$292,676	$1,411	$—	$17,027	$—	$311,114

(A)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $58.0 billion in AUM as of September 30, 2013. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

The performance of our funds was solid in the third quarter of 2013, with strong performances in most funds and weakness in others, but overall we experienced an improvement in our operating results in comparison with the third quarter of 2012. In addition, we have continued significant capital raising within our funds and we have continued to improve our financial position. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of September 30, 2013, we managed the following businesses:

Private Equity — a business that manages approximately $14.9 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, Western Europe and Asia; and (ii) publicly traded permanent capital vehicles, which Fortress refers to as “Castles,” that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing rights.

Liquid Hedge Funds — a business that manages approximately $6.9 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

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

Logan Circle — our traditional asset management business, which has approximately $23.6 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

Assets Under Management

Management fee paying assets under management, or AUM, fluctuate based on four primary factors:

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

Management assesses the performance of each segment based on its ''distributable earnings.'' Distributable earnings is not a measure of cash generated by operations that is available for distribution. Rather distributable earnings is a supplemental measure of operating performance used by management in analyzing its segment and overall results. Distributable earnings should not be considered as an alternative to cash flow in accordance with GAAP or as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs (including dividends and distributions).

We believe that the presentation of distributable earnings enhances a reader's understanding of the economic operating performance of our segments. For a more detailed discussion of distributable earnings and how it reconciles to our GAAP net income (loss), see “— Results of Operations — Segments Analysis” below.

Market Considerations

Our revenues consist primarily of (i) management fees based generally on the size of our funds, (ii) incentive income based on the performance of our funds and (iii) investment income from our investments in those funds. Our ability to maintain and grow our revenues - both at Fortress and within our funds - depends on our ability to retain existing investors, attract new capital and investors, secure investment opportunities, obtain financing for transactions, consummate investments and deliver attractive risk-adjusted returns.

Our ability to execute our business strategy depends upon a number of market conditions, including:

The strength and liquidity of the U.S. and global equity and debt markets and related financial and economic conditions.

U.S. and global financial and economic conditions have a substantial impact on the success of our business strategy, including our ability to effect realizations and make new investments. In addition, equity market conditions impact the ability of our private equity funds to increase the value, and effect realizations, of their portfolio company investments and the ability of our funds that invest in equities to generate positive investment returns. The condition of the debt markets also has a meaningful impact on our business. Several of our funds are directly and indirectly exposed to the debt markets: we invest in debt instruments, our funds borrow money to make investments and our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Our portfolio companies also require access to financing for their operations and refinancing of their debt. Furthermore, from time to time, we utilize debt to finance our investments in our funds and for working capital purposes. In general, strong financial and economic conditions including equity and debt markets enable us to execute our business strategy and generate attractive returns while dampening distressed investment strategies, and periods of weakening economies and markets and increased volatility can also present opportunities to invest at reduced valuations and in distressed asset classes, while negatively impacting fees, realizations and value creation. For example, a significant decline in the value of our funds’ investments would require that our funds satisfy minimum return or “high water mark” requirements before generating incentive income and could subject us to “clawback” payments relating to incentive income previously collected. For hedge funds, opportunities to generate returns depend on their investment strategies, which may benefit from market declines or volatility.

Global markets continue to focus on the path of U.S. monetary policy as an indicator of the likely direction of global interest rates. Concerns over potential Federal Reserve tapering of its monetary stimulus caused significant market corrections starting in late spring and lasting well into the summer. After the Federal Reserve announced its intention to continue its bond purchasing program, U.S. equity markets improved significantly, reaching record-high levels. Uncertainty remains around the path and timing of future Federal Reserve policy, particularly with a new incoming chair. But with tapering currently on hold, market anxiety around the prospect of tightening financial conditions has been somewhat reduced. Although the U.S. economy has been slowly recovering, September’s government shutdown will likely make recovery progress more difficult to assess.

The Eurozone has slowly started to recover from its recession, though growth and economic recovery remains uneven across regions and, in general, behind that of the U.S. Given the fragile nature of the recovery along with the improvement in global yields following the Federal Reserve's decision to defer tapering in September, the European Central Bank may retain its explicit easing bias and forward guidance language in the near term. Prospects for a more politically-stable Eurozone are moving in a positive direction, with the potential for political crisis largely on the regional level. The broader Eurozone, however, will face difficult discussions around support packages and the fate of the banking union. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of September 30, 2013, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the “Abenomics” plan to reflate the economy has yielded some early results, boosting growth and business confidence levels. Substantial quantitative and qualitative easing alongside initial fiscal stimulus weakened the Japanese Yen, improved equity valuations and has helped to improve inflation conditions. However, the success of structural reforms aimed at improving growth through private investment remains uncertain.

Market conditions have impacted our business in several ways:

•
Volatility in the markets since the financial crisis in 2008 increased the importance of maintaining sufficient liquidity without relying upon additional infusions of capital from the equity and debt markets. Based on cash balances, committed financing and short-term operating cash flows, in the judgment of management we have sufficient liquidity in the current market environment. The maintenance of sufficient liquidity may limit our ability to make investments, distributions, or engage in other strategic transactions.

•
Following the financial crisis in 2008 and continuing into part of 2009, which resulted in significant declines in the values of our funds’ investments, improvement in 2010 and volatile conditions since then, the recent stronger financing environment and lower interest rates have enabled our private equity funds and their portfolio companies to secure long-term financing and prepare for public capitalization and follow on capital raises. Improving economic conditions and higher valuations in private equity funds have also contributed to their ability to launch new investment vehicles and raise capital for them. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital.

•
Following a period of deleveraging, where a general reduction in the value of assets, and capital availability led to refinancing at a significantly lower level of leverage, that resulted in significant opportunities for investors with sufficient capital to acquire assets at reduced prices, near-term investment opportunities have become more sporadic in nature given pricing and market dynamics. However, potential opportunities exist, particularly where access to capital is restricted and in Europe where economies may continue to decline.

•
Despite the uncertain economic conditions, our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as discussed above and illustrated in the AUM table below.

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

The strength of the alternative asset management industry is dependent upon the investment returns alternative asset managers can provide relative to other investment options. This factor depends, in part, on returns available from traditional investment products, and to a lesser extent on interest rates and credit spreads (which represent the yield demanded on financial instruments by the market in comparison to a benchmark rate, such as the relevant U.S. Treasury rate or LIBOR) available on other investment products. This is because as interest rates rise and/or spreads widen, returns available on such investments would tend to increase and, therefore, become more attractive relative to the returns of investment products offered by alternative asset managers.

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased significantly in 2013. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated solid returns across most of our funds, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008, with significant increases in value recorded in 2013. As a result, as illustrated in “- Assets Under Management” below, we have been able to raise meaningful additional capital in various funds, including newly formed funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments.

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living.  The overall performance of our funds may be affected by market conditions and trends related to these industries and sector-specific trends. Worldwide growth in trade and transportation continued to recover and expand in 2013. Within the financial services industry, regulatory pressures on the banks combined with a gradually improving economy resulted in a positive market for non-regulated financial institutions domestically. Industry dynamics in the senior living sector were also positive, with limited supply of new construction and the senior population growing significantly. The most challenging markets continue to be in Europe, in particular real estate in the UK and Germany.

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

Our macro liquid hedge funds actively trade in global markets.  Performance in the first nine months of 2013 has been favorable, led by positions that profited from weakening of the Japanese Yen, strengthening in global equity markets and rising U.S. interest rates.  During the period from the end of May through August, losses were sustained in global foreign exchange and emerging market fixed income positions as the U.S. Dollar weakened and emerging markets interest rates rose.  As the third quarter came to a close, our funds posted gains primarily driven by equity positions, which profited from the new highs reached this year. Global market conditions and trends formed around them are always subject to change, however, as are the positions held by our liquid hedge funds.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit
	Funds (I)	Castles		Hedge Funds	PE Funds (I)	Logan Circle	Total

AUM December 31, 2012	$10,611	$3,660	$5,060	$5,665	$7,749	$20,685	$53,430
Capital raised (A)	—	1,097	2,250	338	—	—	3,685
Increase in invested capital	526	—	3	—	1,175	—	1,704
Redemptions (B)	—	—	(730)	(83)	—	—	(813)
RCA distributions (C)	—	—	—	(824)	—	—	(824)
Return of capital distributions (D)	(448)	—	(87)	(8)	(1,791)	—	(2,334)
Adjustment for capital reset (E) (J)	—	(1,492)	—	—	(6)	—	(1,498)
Crystallized incentive income (F)	—	—	(83)	(152)	—	—	(235)
Net client flows (traditional)	—	—	—	—	—	3,215	3,215
Income (loss) and foreign exchange (G)	947	(28)	509	731	(199)	(319)	1,641
AUM September 30, 2013 (H)	$11,636	$3,237	$6,922	$5,667	$6,928	$23,581	$57,971

(A)	Includes offerings of shares by the Castles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to September 30, 2013. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
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

(I)
As of September 30, 2013, the private equity funds and credit PE funds had approximately $1.6 billion and $5.7 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.3 billion is only available for follow-on investments, management fees and other fund expenses.

(J)
In April 2013, Eurocastle Investment Limited ("Eurocastle") completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle. Following the conversion of its outstanding convertible debt, Eurocastle effected a one for two hundred reverse split of its common stock.

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

The Fortress Partners Funds provide for annual redemption terms. Redemption notices must be received at least 180 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2013 redemption notice date was July 5, 2013 for redemptions to be paid in the first quarter of 2014.

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2013 return of capital request notice date was October 3, 2013 for capital to be returned after December 31, 2013. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2008, 2009, 2010, 2011 and 2012 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through September 30, 2013

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received		Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2013	$724,899	$344,825	$389,308		$140,641	(D)	$36,250	$104,391
2012	1,482,907	1,483,319	—		248,402		165,806	109,446
2011	2,382,209	2,291,242	—		785,831		579,331	334,239
Prior			—	(A)				327,862	(A)
			$389,308	(B)				$875,938	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $110.5 million to be paid primarily within one quarter and $278.8 million to be paid in the first quarter of 2014 and thereafter. For credit hedge funds, reflects $771.5 million in RCAs to be paid as the underlying investments are realized and $104.4 million to be paid in the first quarter of 2014 and thereafter. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

(C)	RCA payments are reflected in the AUM rollforward table as RCA distributions rather than as redemptions.

(D)	In October 2013, Fortress's credit hedge funds received $46.3 million of additional redemption requests.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	September 30, 2013
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$—	$—	25.7%
Fund II	Jul-02	(A)	—	—	35.5%
Fund III	Sep-04	Jan-15	1,159	1,290	9.9%
Fund III Coinvestment	Nov-04	Jan-15	96	118	1.6%
Fund IV	Mar-06	Jan-17	3,445	3,387	5.2%
Fund IV Coinvestment	Apr-06	Jan-17	449	654	(0.9)%
Fund V	May-07	Feb-18	2,814	2,802	1.7%
Fund V Coinvestment	Jul-07	Feb-18	615	577	(7.5)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Permanent	—	—	18.9%
FRID (GAGFAH)	Mar-05	Apr-15	723	537	(2.0)%
FRIC (Brookdale)	Mar-06	May-16	159	140	(4.3)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	1,083	1,072	7.1%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	441	431	(0.3)%
WWTAI	Jul-11	Jun-24	192	53	(C)
MSR Opportunities Fund I A	Aug-12	Aug-22	284	—	(C)
MSR Opportunities Fund I B	Aug-12	Aug-22	71	—	(C)
MSR Opportunities Fund II A	Jul-13	Jul-23	28	—	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	0	—	(C)
MSR Opportunities MA I	Jul-13	Jul-23	6	—	(C)

Continued on next page.

			AUM		Returns (B)
						Nine Months Ended
	Inception		September 30,		Inception	September 30,
Name of Fund	Date	Maturity Date (A)	2013	2012	to Date (D)	2013	2012
Private Equity - Castles
Newcastle Investment Corp.	Jun-98	Permanent	$1,494	$1,729	N/A	7.1%	11.7%
New Residential Investment Corp.	May-13	Permanent	1,196	—	N/A	10.6%	N/A
Eurocastle Investment Limited	Oct-03	Permanent	547	1,876	N/A	6.4%	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	293	417	8.7%	8.6%	10.2%
Fortress Macro Funds	May-09	Redeemable	1,425	1,503	8.3%	9.8%	11.1%
Fortress Macro MA1	Nov-11	Redeemable	334	65	14.6%	10.3%	(C)
Fortress Partners Fund LP (A)	Jul-06	Redeemable	559	669	2.7%	4.2%	6.9%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	650	701	3.3%	7.2%	7.9%
Fortress Asia Macro Funds	Mar-11	Redeemable	1,594	246	13.9%	11.7%	10.7%
Fortress Convex Asia Funds	May-12	Redeemable	107	25	(4.5)%	(1.5)%	(C)
Fortress Redwood Fund LTD	Aug- 13	Redeemable	585	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (E)	Aug-02	PE style redemption	3,757	3,846	11.6%	13.5%	13.1%
Drawbridge Special Opp’s Fund LTD (E)	Aug-02	PE style redemption	1,232	1,053	11.6%	13.2%	12.2%
Worden Fund	Jan-10	PE style redemption	196	199	13.1%	11.2%	13.1%
Worden Fund II	Aug-10	PE style redemption	28	39	11.6%	10.5%	10.1%
Value Recovery Funds and related assets	(F)	Non-redeemable	449	511	(F)	(F)	(F)

Continued on next page.

			AUM		Returns (B)
	Inception		September 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2013	2012	September 30, 2013
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$693	$997	25.9%
Credit Opportunities Fund II	Jul-09	Jul-22	737	1,014	18.4%
Credit Opportunities Fund III	Sep-11	Mar-24	950	459	(C)
FCO Managed Accounts	Sep-08 to Jun-10	Oct-21 to Jun-24	805	1,012	21.8%
FCO Managed Accounts (C)	Oct-10 to Jun-12	Apr-22 to Mar-27	631	432	(C)
Long Dated Value Fund I	Apr-05	Apr-30	185	186	5.0%
Long Dated Value Fund II	Nov-05	Nov-30	142	157	3.3%
Long Dated Value Fund III	Feb-07	Feb-32	91	197	8.6%
LDVF Patent Fund	Nov-07	Nov-27	3	15	13.1%
Real Assets Fund	Jun-07	Jun-17	85	97	8.6%
Japan Opportunity Fund	Jun-09	Jun-19	409	598	20.6%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	714	120	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	745	109	(C)
Net Lease Fund I	Jan-10	Feb-20	65	78	17.9%
Global Opportunities Fund	Sep-10	Sep-20	274	345	(C)
Life Settlements Fund	Dec-10	Dec-22	238	210	(C)
Life Settlements Fund MA	Dec-10	Dec-22	21	18	(C)
Real Estate Opportunities Fund	May-11	Sep-24	109	30	(C)
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	25	9	(C)
Subtotal - all funds			32,933	30,023
Managed accounts			1,457	826
Total - Alternative Investments			34,390	30,849
Logan Circle			23,581	20,626
Total (G)			$57,971	$51,475

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II has passed its contractual maturity date and is in the process of an orderly wind down. The Castles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 79.7% of our alternative investment AUM as of September 30, 2013.

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

For Castles, returns represent the current dividend yield which is calculated by annualizing the most recently declared dividend and dividing the result by the closing stock price for the period. Eurocastle did not declare a dividend during the nine months ended September 30, 2012.
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

(G)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund and FICO (Intrawest) had zero AUM as of September 30, 2013 and 2012, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Nine Months Ended September 30,		Variance	Three Months Ended September 30,		Variance
	2013	2012		$2013	2012	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Management fees: affiliates	$388,957	$336,935	$52,022	$121,593	$112,806	$8,787
Management fees: non-affiliates	45,531	32,534	12,997	15,361	10,762	4,599
Incentive income: affiliates	103,176	38,994	64,182	40,934	5,976	34,958
Incentive income: non-affiliates	4,770	1,564	3,206	1,907	788	1,119
Expense reimbursements: affiliates	149,308	136,615	12,693	49,301	49,214	87
Expense reimbursements: non-affiliates	4,752	2,864	1,888	1,904	977	927
Other revenues	2,954	2,723	231	1,019	1,000	19
	699,448	552,229	147,219	232,019	181,523	50,496
Expenses
Interest expense	4,856	11,877	(7,021)	778	3,375	(2,597)
Compensation and benefits	539,591	537,267	2,324	146,457	181,421	(34,964)
General, administrative and other expense (including depreciation and amortization)	110,064	105,083	4,981	36,816	35,986	830
	654,511	654,227	284	184,051	220,782	(36,731)
Other Income (Loss)
Gains (losses)	45,578	29,542	16,036	7,503	(2,228)	9,731
Tax receivable agreement liability adjustment	(7,739)	(6,935)	(804)	—	—	—
Earnings (losses) from equity method investees	125,515	110,417	15,098	60,508	52,034	8,474
	163,354	133,024	30,330	68,011	49,806	18,205
Income (Loss) Before Income Taxes	208,291	31,026	177,265	115,979	10,547	105,432
Income tax benefit (expense)	(42,236)	(34,251)	(7,985)	(14,794)	(3,881)	(10,913)
Net Income (Loss)	$166,055	$(3,225)	$169,280	$101,185	$6,666	$94,519
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$111,421	$20,698	$90,723	$58,804	$5,958	$52,846
Net Income (Loss) Attributable to Class A Shareholders	$54,634	$(23,923)	$78,557	$42,381	$708	$41,673

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

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the Castles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity			Credit
			Liquid Hedge	Hedge
Nine Months Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
September 30, 2013	$11,110	$3,248	$5,983	$5,678	$7,106	$21,900	$55,025
September 30, 2012	$10,216	$3,347	$4,783	$5,872	$6,048	$17,087	$47,353

	Private Equity			Credit
			Liquid Hedge	Hedge
Three Months Ended	Funds	Castles	Funds	Funds	PE Funds	Logan Circle	Total
September 30, 2013	$11,352	$3,227	$6,692	$5,714	$6,818	$22,489	$56,292
September 30, 2012	$10,775	$3,498	$4,388	$5,761	$5,842	$19,369	$49,633

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

In July 2012, Fortress formed a consolidated senior living property management subsidiary and has agreements to manage certain senior living properties, most of which are owned by Newcastle.  For these services, Fortress receives management fees based on a percentage of revenues from the properties.

Incentive Income

Incentive income is calculated as a percentage of returns (or in some cases taxable income) earned by the Fortress Funds. Incentive income that is not subject to contingent repayment is recorded as earned. Incentive income received from funds that continues to be subject to contingent repayment is deferred and recorded as a deferred incentive income liability until the related contingency is resolved. The contingencies related to a portion of the incentive income we have received from certain private equity Fortress Funds have been resolved.

In determining our segment measure of operations, distributable earnings, we generally recognize private equity style incentive income when gains are realized and hedge fund incentive income based on current returns, and we recognize our employees' share of this income as compensation expense at the same time. In contrast, GAAP requires that we likewise recognize the compensation when incurred, but we must defer the recognition of the revenue until all contingencies, primarily minimum returns over the lives of the private equity style funds and annual performance requirements of the hedge funds, are resolved - regardless of the probability of such returns being met. As a result, when we have significant private equity style realizations or positive returns in interim periods in our hedge funds, which we regard as positive events, the related incentive income impact improves our segment distributable earnings while reducing our GAAP results for the same period.

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 966 asset management employees as of September 30, 2012, to 1,056 asset management employees as of September 30, 2013. Additionally, as of September 30, 2013 we have 1,209 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 759 such employees as of September 30, 2012.

Revenues

Nine months ended September 30

Total revenues were $699.4 million for the nine months ended September 30, 2013, a net increase of $147.2 million, compared to $552.2 million for the nine months ended September 30, 2012. The increase in revenues was attributable to (i) increases of $52.0 million and $13.0 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $64.2 million and $3.2 million in incentive income from affiliates and non-affiliates, respectively, and (iii) increases of $12.7 million and $1.9 million in expense reimbursements from affiliates and non-affiliates, respectively.

The increase in management fees from affiliates of $52.0 million was primarily due to increases in average management fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds, and credit PE funds of $0.9 billion, $0.6 billion, and $1.1 billion, respectively, and an increase of $14.9 million in management fees resulting from Newcastle and Eurocastle options granted to Fortress during the nine months ended September 30, 2013 as compared to the prior period.

The increase in management fees from non-affiliates of $13.0 million was primarily related to an increase in average management fee paying AUM, based on a simple quarterly average, of $0.6 billion and $4.8 billion in our liquid hedge fund managed accounts and Logan Circle, respectively. This increase was partially offset by a decrease of $0.6 million in management fees from non-affiliates primarily due to certain investments within the Castles concluding in the first quarter of 2012.

The increase in incentive income from affiliates of $64.2 million was primarily attributable to (i) an increase of $26.9 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on distributions from redeeming capital accounts (“RCA”), which represent accounts where investors have provided withdrawal notices and receive payout as underlying fund investments are realized, (ii) an increase of $16.9 million of incentive income recognized from Fund II primarily as a result of a realization event and the fund reaching its maturity date during the nine months ended September 30, 2013, which resulted in the recognition of income as certain contingencies for repayment were resolved, (iii) an increase of $5.4 million in crystallized incentive income recognized from our Castles, (iv) a net increase of $15.9 million in incentive income recognized from our liquid hedge funds primarily as a result of a transfer of interest between two of our funds during August 2013, redemptions and an increase in the average capital eligible for incentive income primarily attributable to higher returns during the nine months ended September 30, 2013, (v) an increase of $3.0 million of incentive income recognized primarily from the liquidation of Fund I in May 2013, and (vi) an increase of $2.7 million of incentive income recognized from the Worden Funds. These increases were partially offset by a net decrease of $6.6 million in incentive income from our credit PE funds due to a decrease in deemed tax distributions, which are no longer subject to clawback, for the nine months ended September 30, 2013, as compared to the prior period.

The $3.2 million increase in incentive income from non-affiliates was primarily related to an increase in crystallized incentive income from our liquid hedge funds managed accounts.

The increase in expense reimbursements from affiliates of $12.7 million was primarily related to an increase in operating expenses eligible for reimbursement from our funds, the most significant of which related to our senior living property manager, for the nine months ended September 30, 2013, as compared to the prior period.

Expenses

Nine months ended September 30

Expenses were $654.5 million for the nine months ended September 30, 2013, a net increase of $0.3 million, compared to $654.2 million for the nine months ended September 30, 2012. The increase was attributable to an increase of $2.3 million in compensation and benefits, and an increase of $5.0 million in general, administrative and other expenses. These increases were partially offset by a decrease of $7.0 million in interest expense.

Total compensation and benefits increased primarily due to (i) a $96.8 million increase in profit-sharing expenses primarily related to our liquid hedge funds, credit PE funds, credit hedge funds, Principal Performance Payments, and Castles, (ii) a $24.9 million increase in other payroll, taxes, and benefits (including wages), and (iii) a $14.3 million increase in discretionary bonus accruals. These increases were substantially offset by a decrease of $133.7 million in equity-based compensation expense. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. The $24.9 million increase in other payroll, taxes and benefits was the result of an increase in headcount and the formation of the senior living property management business in July 2012. The increase of $14.3 million in discretionary bonuses is primarily related to increased headcount and changes in the performance of the Company. The $133.7 million decrease in equity-based compensation is primarily due to the final vesting of RSUs issued in connection with our IPO and RPUs in January 2013.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $2.3 million in placement fees related to a private equity fund, (ii) an increase in recruitment fees of $1.4 million, and  (iii) an increase of $2.2 million in professional fees.

The decrease in interest expense of $7.0 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the nine months ended September 30, 2013, as compared to the prior period.

Revenues

Three months ended September 30

Total revenues were $232.0 million for the three months ended September 30, 2013, a net increase of $50.5 million, compared to $181.5 million for the three months ended September 30, 2012. The increase in revenues was primarily attributable to (i) increases of $8.8 million and $4.6 million in management fees from affiliates and non-affiliates, respectively, and (ii) increases of $35.0 million and $1.1 million in incentive income from affiliates and non-affiliates, respectively.

The increase in management fees from affiliates of $8.8 million was primarily due to increases in average management fee paying AUM, based on a simple quarterly average, in our private equity funds, liquid hedge funds and credit PE funds of $0.6 billion, $1.6 billion, and $1.0 billion, respectively. These increases were partially offset by a net decrease of $8.3 million in management fees due to Newcastle and Eurocastle options granted to Fortress during the three months ended September 30, 2013 as compared to the prior period.

The increase in management fees from non-affiliates of $4.6 million was primarily related to an increase in average management fee paying AUM, based on a simple quarterly average, of $0.7 billion and $3.1 billion in our liquid hedge fund managed accounts and Logan Circle, respectively.

The increase in incentive income from affiliates of $35.0 million was primarily attributable to (i) an increase of $9.5 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on distributions from RCA, (ii) an increase of $4.2 million in crystallized incentive income recognized from our Castles, (iii) a net increase of $10.3 million related to crystallized incentive from our liquid hedge funds primarily as a result of a transfer of interest between two of our funds during August 2013, (iv) a net increase of $5.7 million of incentive income primarily due to a realization event in Fund II, which resulted in the recognition of income as certain contingencies for repayment were resolved, and (v) an increase of $4.4 million of incentive income recognized from our credit PE funds due to a recognition of deemed tax distributions, which are no longer subject to clawback, for the three months ended September 30, 2013, as compared with the prior period.

The $1.1 million increase in incentive income from non-affiliates was primarily related to an increase in crystallized incentive income from our liquid hedge funds managed accounts.

Expenses

Three months ended September 30

Expenses were $184.1 million for the three months ended September 30, 2013, a net decrease of $36.7 million, compared to $220.8 million for the three months ended September 30, 2012. This decrease was primarily attributable to a decrease in compensation and benefits of $35.0 million, and a decrease in interest expense of $2.6 million.

Total compensation and benefits decreased primarily due to (i) a $40.7 million decrease in equity-based compensation, which is primarily due to the final vesting of RSUs issued in connection with our IPO and RPUs in January 2013, and (ii) a $7.5 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, Castles and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. These decreases were partially offset by a $5.6 million increase in discretionary bonus accruals and a $7.6 million increase in other payroll, taxes and benefits as a result of an increase in headcount.

The decrease in interest expense of $2.6 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the three months ended September 30, 2013, as compared to the prior period.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of September 30, 2013 of $48.5 million with a weighted average recognition period of 2.3 years.

Profit-sharing compensation is awarded, generally upon fund formation and, in certain cases, subject to vesting, based on certain employees' roles within the fund businesses, and serves to motivate these employees and align their interests with both our and our funds' investors. Private equity and credit PE profit-sharing expense is generally based on a percentage of realized fund incentive income. Liquid and credit hedge fund profit sharing expense may be based on a percentage of fund incentive income, a percentage of fund “net management fees” (management fees less related expenses), or a percentage of the incentive income generated by an individual trader (regardless of overall fund performance). The actual expense is based on actual performance within the funds and is detailed by segment in Note 7 to our consolidated financial statements contained herein. We note the following with respect to profit-sharing expense:

•
Within our hedge funds, profit-sharing expenses can vary greatly by fund, depending on the compensation packages negotiated with key traders and investment officers within these funds. Therefore, the overall profit-sharing percentage of a given hedge fund segment will vary from year to year depending on which funds and which employees generate the most profits within the segment.

From time to time, senior management engages a compensation consultant to provide management with surveys to help us understand how the compensation we offer to our employees compares to the compensation our peers offer to their employees.

Other Income (Loss)

Nine months ended September 30

Other Income (Loss) was $163.4 million for the nine months ended September 30, 2013, a net increase of $30.3 million, compared to $133.0 million for the nine months ended September 30, 2012. This increase was primarily attributable to (i) an increase of $4.7 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, for the nine months ended September 30, 2013 as compared to the prior period, (ii) a net increase of $15.1 million in earnings from equity method investees primarily related to the performance of our private equity and credit PE funds for the nine months ended September 30, 2013 relative to the prior period, (iii) a net increase in unrealized gains of $32.3 million related to our direct investments in options and common stock in our Castles. These increases were partially offset by (i) a decrease in unrealized gains (including the effects of foreign exchange) of $22.4 million related to our direct investment in GAGFAH common stock relative to the prior period, and (ii) an increase of $0.8 million in the expense associated with the tax receivable agreement liability.

Three months ended September 30

Other Income (Loss) was $68.0 million for the three months ended September 30, 2013, a net increase of $18.2 million, compared to $49.8 million for the three months ended September 30, 2012. This increase is primarily related to (i) a net increase of $9.3 million in the unrealized gains related to our direct investments in options and common stock in our Castles, and (ii) a net increase of $8.5 million in earnings from equity method investees primarily with respect to our investments in our private equity funds for the three months ended September 30, 2013 relative to the prior period.

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

For the nine months ended September 30, 2013 and 2012, Fortress recognized income tax expense (benefit) of $42.2 million and $34.3 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

Comparative Periods
Nine Months Ended September 30, 2013 vs. 2012
Change in pre-tax income applicable to Class A Shareholders (A)	$30,109
Change in foreign and state income taxes	4,418
Change in mix of business (B)	(8,001)
Change in deferred tax asset-impact of equity compensation vesting (C)	(3,832)
Change in deferred tax asset valuation allowance and related adjustments	(15,880)
Other	1,171
Total change (D)	$7,985

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
From the first nine months of 2012 to the first nine months of 2013, a lesser proportion of our total income was subject to corporate tax. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

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

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Nine Months Ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $20.7 million to $111.4 million, an increase of $90.7 million, primarily attributable to (i) an increase of $102.4 million resulting from a $175.3 million increase in Fortress Operating Group consolidated net income during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, (ii) an increase of $1.4 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group offset by (iii) a decrease of $13.1 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards.

Three Months Ended September 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $6.0 million to $58.8 million, an increase of $52.8 million, primarily attributable to (i) an increase of $61.4 million resulting from a $105.2 million increase in Fortress Operating Group consolidated net income during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, (ii) a decrease of $8.1 million resulting from the accretion to noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards, and (iii) a decrease of $0.5 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

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

Distributable earnings is described in Note 10 to Part I, Item 1, “Financial Statements — Segment Reporting,” which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

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

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the Castles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the Castles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 5).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$101,126	$89,410	$11,716	$34,405	$30,004	$4,401
Incentive Income	9,181	8,252	929	1,544	708	836
Segment revenues — total	$110,307	$97,662	$12,645	$35,949	$30,712	$5,237
Pre-tax distributable earnings	$71,352	$65,082	$6,270	$24,412	$22,073	$2,339

Nine months ended September 30

Pre-tax distributable earnings increased by $6.3 million primarily due to:
Revenues

Management fees were $101.1 million for the nine months ended September 30, 2013, a net increase of $11.7 million, compared to $89.4 million for the nine months ended September 30, 2012. Management fees increased by $11.7 million due to (i) a net increase of $8.1 million in management fees primarily from Fund IV, Fund V, and FRID primarily as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the nine months ended September 30, 2013, (ii) an increase of $2.3 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $1.3 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows.

Incentive income was $9.2 million for the nine months ended September 30, 2013, a net increase of $0.9 million, compared to $8.3 million of incentive income recognized for the nine months ended September 30, 2012. Incentive income increased by $0.9 million primarily as a result of a $3.0 million increase in the amount of incentive income earned from realization events that occurred in Fund I for the nine months ended September 30, 2013 as compared to the prior period, which was partially offset by a $2.1 million decrease of incentive income from Fund II primarily due to a reduction in the reversal of previously recognized reserves for the potential clawback of incentive income for the nine months ended September 30, 2013 as compared to the prior period.

Expenses

Expenses were $39.0 million for the nine months ended September 30, 2013, a net increase of $6.4 million, compared to $32.6 million for the nine months ended September 30, 2012.  The net increase of $6.4 million in expenses was primarily attributable to a net increase of $3.5 million in compensation and benefits expense due to increased headcount, as well as a net increase of $2.8 million in general and administrative and allocable expenses, primarily related to placement fees associated with capital raises incurred in the first quarter of 2013.

Three months ended September 30

Pre-tax distributable earnings increased by $2.3 million primarily due to:
Revenues

Management fees were $34.4 million for the three months ended September 30, 2013, a net increase of $4.4 million, compared to $30.0 million for the three months ended September 30, 2012. Management fees increased by $4.4 million primarily due to (i) a net increase of $2.8 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the three months ended September 30, 2013, (ii) an increase of $1.2 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.5 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows.

Incentive income was $1.5 million for the three months ended September 30, 2013, a net increase of $0.8 million, compared to $0.7 million of incentive income recognized for the three months ended September 30, 2012. Incentive income increased by $0.8 million primarily as a result of an increase in the reversal of previously recognized reserves for the potential clawback of incentive income from Fund II of $1.5 million, which was partially offset by a $0.7 million decrease in the amount of incentive income earned from realization events that occurred in Fund I for the nine months ended September 30, 2013 as compared to the prior period.

Expenses

Expenses were $11.5 million for the three months ended September 30, 2013, a net increase of $2.9 million, compared to $8.6 million for the three months ended September 30, 2012.  The net increase of $2.9 million in expenses was primarily attributable to a net increase of $2.3 million in compensation and benefits expense related to increased headcount, as well as a net increase of $0.6 million in general and administrative and allocable expenses.
Publicly Traded Alternative Investment Vehicles (‘‘Castles’’)
The following table presents our results of operations for our Castles segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$44,436	$41,615	$2,821	$13,620	$13,979	$(359)
Incentive Income	7,299	—	7,299	6,099	—	6,099
Segment revenues — total	$51,735	$41,615	$10,120	$19,719	$13,979	$5,740
Pre-tax distributable earnings	$21,443	$19,104	$2,339	$6,790	$6,369	$421

Nine months ended September 30

Pre-tax distributable earnings increased by $2.3 million primarily due to:
Revenues

Management fees were $44.4 million for the nine months ended September 30, 2013, a net increase of $2.8 million, compared to $41.6 million for the nine months ended September 30, 2012. Management fees increased by $2.8 million primarily as a result of (i) a $11.6 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first quarter of 2013, prior to the distribution of New Residential common shares, and the second quarter of 2013, and (ii) a $2.3 million increase due to fees generated by our senior living property management business which launched in July 2012. These increases were partially offset by an $11.1 million decrease in Eurocastle management fees due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013.

Incentive income was $7.3 million for the nine months ended September 30, 2013, a net increase of $7.3 million, compared to $0.0 million of incentive income recognized for the nine months ended September 30, 2012. Incentive income increased by $7.3 million primarily as a result of the recognition of incentive income of $5.4 million for the nine months ended September 30, 2013 and the exercise of Castles options allocated to employees which resulted in an increase in incentive income of $1.9 million for the nine months ended September 30, 2013.
Expenses

Expenses were $30.3 million for the nine months ended September 30, 2013, a net increase of $7.8 million, compared to $22.5 million for the nine months ended September 30, 2012. The increase of $7.8 million in expenses was primarily attributable to (i) a $4.6 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, partially offset by decreased headcount in Eurocastle, (ii) an increase of $1.9 million in profit sharing compensation expense related to the exercise of Castles options allocated to employees, (iii) a net increase of $0.8 million in general and administrative and allocable expenses, and (iv) an increase of $0.4 million in accruals for Principal Performance Payments as compared to the prior period.

Three months ended September 30

Pre-tax distributable earnings increased by $0.4 million primarily due to:
Revenues

Management fees were $13.6 million for the three months ended September 30, 2013, a net decrease of $0.4 million, compared to $14.0 million for the three months ended September 30, 2012. Management fees decreased by $0.4 million primarily as a result of a $4.6 million decrease in Eurocastle management fees primarily due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013. This decrease was partially offset by (i) a $3.8 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first quarter of 2013, prior to the distribution of New Residential common shares, and second quarter of 2013, and (ii) a $0.4 million increase in management fees generated by our senior living property management business which launched in July 2012.

Incentive income was $6.1 million for the three months ended September 30, 2013, a net increase of $6.1 million, compared to $0.0 million of incentive income recognized for the three months ended September 30, 2012. Incentive income increased by $6.1 million primarily as a result of the recognition of incentive income of $4.2 million for the three months ended September 30, 2013 and the exercise of Castles options allocated to employees which resulted in an increase in incentive income of $1.9 million for the three months ended September 30, 2013.
Expenses

Expenses were $12.9 million for the three months ended September 30, 2013, a net increase of $5.3 million, compared to $7.6 million for the three months ended September 30, 2012. The increase of $5.3 million in expenses was primarily attributable to (i) a $2.0 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, (ii) an increase of $1.9 million in profit sharing compensation expense related to the exercise of Castles options allocated to employees, (iii) an increase of $0.8 million in accruals for Principal Performance

Payments, and (iv) a net increase of $0.6 million in general and administrative and allocable expenses as compared to the prior period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$79,380	$57,537	$21,843	$30,634	$18,176	$12,458
Incentive Income	97,324	21,394	75,930	(27,387)	11,664	(39,051)
Segment revenues - total	$176,704	$78,931	$97,773	$3,247	$29,840	$(26,593)
Pre-tax distributable earnings	$77,890	$14,488	$63,402	$(10,730)	$7,388	$(18,118)

Nine months ended September 30

Pre-tax distributable earnings increased by $63.4 million primarily due to:

Revenues

Management fees were $79.4 million for the nine months ended September 30, 2013, a net increase of $21.8 million, compared to $57.5 million for the nine months ended September 30, 2012. Management fees increased by $21.8 million primarily due to $14.4 million, $8.8 million, $3.1 million and $0.7 million net increases in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by a $3.1 million decrease in management fees due to the closing of the Fortress Commodities Funds (including related managed accounts) in the second quarter of 2012, and $1.1 million and $1.0 million in net decreases in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $97.3 million for the nine months ended September 30, 2013, a net increase of $75.9 million, compared to $21.4 million for the nine months ended September 30, 2012. Incentive income increased by $75.9 million primarily due to increases of $52.8 million and $2.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) and Drawbridge Global Macro Funds, respectively, as a result of a higher proportion of capital being eligible for incentive income as substantially all capital met or exceeded its high water mark in 2013 and generated subsequent positive performance. The increase in incentive income was also due to an increase of $20.2 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) primarily due to all capital remaining above high water marks in 2013 and positive performance for the nine months ended September 30, 2013.

Expenses

Expenses were $98.8 million for the nine months ended September 30, 2013, a net increase of $34.4 million, compared to $64.4 million for the nine months ended September 30, 2012. The increase of $34.4 million in expenses was primarily attributable to (i) an increase of $24.1 million in profit sharing compensation expense, (ii) an increase of $7.1 million in accruals for Principal Performance Payments, and (iii) an increase of $5.7 million in compensation and benefits expense. These increases were partially offset by a net decrease of $2.3 million in general and administrative expenses and corporate allocable expenses.

Three months ended September 30

Pre-tax distributable earnings decreased by $18.1 million primarily due to:
Revenues

Management fees were $30.6 million for the three months ended September 30, 2013, a net increase of $12.4 million, compared to $18.2 million for the three months ended September 30, 2012. Management fees increased by $12.4 million primarily due to $7.6 million, $4.2 million, $1.3 million and $0.3 million increases in management fees earned from the Fortress Asia Macro Funds

(including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund, and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by $0.5 million and $0.4 million in net decreases in management fees from the Drawbridge Global Macro Funds and Fortress Partners Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $(27.4) million for three months ended September 30, 2013, a net decrease of $39.1 million, compared to $11.7 million for the three months ended September 30, 2012. Incentive income decreased by $39.1 million primarily due to decreases of $33.1 million and $5.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) and the Fortress Asia Macro Funds (including related managed accounts), respectively, due to lower returns in the third quarter of 2013 resulting in the reversal of a portion of the incentive income recorded during the first half of 2013 as compared to the prior period.

Expenses

Expenses were $14.0 million for the three months ended September 30, 2013, a net decrease of $8.5 million, compared to $22.5 million for the three months ended September 30, 2012. The decrease of $8.5 million in expenses was primarily attributable to (i) a decrease of $8.1 million in profit sharing compensation expense and (ii) a decrease of $2.0 million in accruals for Principal Performance Payments. These decreases were partially offset by (i) a net increase of $2.1 million in compensation and benefits expense and (ii) a net increase of $0.4 million in general and administrative expenses and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment revenues
Management Fees	$75,435	$76,319	$(884)	$25,481	$24,747	$734
Incentive Income	140,840	92,183	48,657	44,194	35,839	8,355
Segment revenues - total	$216,275	$168,502	$47,773	$69,675	60,586	$9,089
Pre-tax distributable earnings	$86,845	$67,363	$19,482	$28,940	$23,526	$5,414

Nine months ended September 30

Pre-tax distributable earnings increased by $19.5 million primarily due to:
Revenues

Management fees were $75.4 million for the nine months ended September 30, 2013, a net decrease of $0.9 million, compared to $76.3 million for the nine months ended September 30, 2012. Management fees decreased by $0.9 million primarily due to (i) a $0.9 million decrease in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012, and (ii) a $0.1 million decrease in management fees from the Drawbridge Special Opportunities Funds as a result of net capital outflows due to RCA distributions. These decreases were partially offset by an increase of $0.2 million in management fees from the Worden Funds as a result of an increase in average fee paying capital.

Incentive income, which is determined on a fund-by-fund basis, was $140.8 million for the nine months ended September 30, 2013, a net increase of $48.6 million, compared to $92.2 million for the nine months ended September 30, 2012. Incentive income increased by $48.6 million primarily due to an increase of $48.2 million in incentive income generated by the Drawbridge Special Opportunities Funds, due to higher returns and increased RCA distributions in 2013, and an increase of $2.6 million in incentive income generated by the Worden Funds primarily due to a higher proportion of capital being eligible for incentive income as all remaining capital met or exceeded its high water mark in 2013 and generated subsequent positive performance. These increases were partially offset by a $2.1 million decrease in incentive income from other investments.

Expenses

Expenses were $129.4 million for the nine months ended September 30, 2013, a net increase of $28.3 million, compared to $101.1 million for the nine months ended September 30, 2012. The increase of $28.3 million in expenses was primarily attributable to (i) an increase of $22.2 million in profit sharing compensation expense, (ii) an increase of $4.9 million in accruals for Principal Performance Payments, (iii) an increase of $0.8 million in compensation and benefits expense, and (iv) an increase of $0.3 million in general and administrative expenses and allocable expenses.

Three months ended September 30

Pre-tax distributable earnings increased by $5.4 million primarily due to:
Revenues

Management fees were $25.5 million for the three months ended September 30, 2013, a net increase of $0.7 million, compared to $24.7 million for the three months ended September 30, 2012. Management fees increased by $0.7 million primarily due to a $1.0 million increase in management fees from the Drawbridge Special Opportunities Funds. This increase was partially offset by a decrease of $0.2 million in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012.

Incentive income, which is determined on a fund-by-fund basis, was $44.2 million for the three months ended September 30, 2013, a net increase of $8.4 million, compared to $35.8 million for the three months ended September 30, 2012. Incentive income increased by $8.4 million primarily due to an increase of $11.0 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to increased RCA distributions. This increase was partially offset by (i) a $1.0 million decrease in incentive income generated by the Worden Funds primarily due to lower returns during the three months ended September 30, 2013 as compared to the prior period, and (ii) a $1.7 million decrease in incentive income from other investments.

Expenses

Expenses were $40.7 million for the three months ended September 30, 2013, a net increase of $3.6 million, compared to $37.1 million for the three months ended September 30, 2012. The increase of $3.6 million in expenses was primarily attributable to (i) an increase of $1.3 million in compensation and benefits expense, (ii) an increase of $1.2 million in profit sharing compensation expense, (iii) an increase of $0.6 million in accruals for Principal Performance Payments, and (iv) an increase of $0.5 million in general and administrative expenses and allocable expenses.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment Revenues
Management Fees	$71,218	$63,992	$7,226	$23,669	$21,438	$2,231
Incentive Income	102,148	42,415	59,733	17,789	16,985	804
Segment revenues - total	$173,366	$106,407	$66,959	$41,458	$38,423	$3,035
Pre-tax distributable earnings	$44,139	$13,121	$31,018	$7,318	$6,033	$1,285

Nine months ended September 30

Pre-tax distributable earnings increased by $31.0 million primarily due to:
Revenues

Management fees were $71.2 million for the nine months ended September 30, 2013, a net increase of $7.2 million, compared to $64.0 million for the nine months ended September 30, 2012. Management fees increased by $7.2 million primarily due to a $17.8 million net increase in management fees primarily due to net capital calls or additional commitments made after the first quarter of 2012, most notably in Japan Opportunity Fund II, Credit Opportunities Fund III and FCO Managed Accounts. These increases in management fees were partially offset by (i) a $6.0 million decrease in management fees primarily in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II primarily attributable to net capital distributions, (ii) a $3.6 million decrease in management fees in Japan Opportunity Fund due to the expiration of its capital commitment period in June 2012, and (iii) a $0.9 million decrease in management fees in the Long Dated Value Funds and Real Assets Funds, for the nine months ended September 30, 2013, as compared to the prior period.

Incentive income was $102.1 million for the nine months ended September 30, 2013, a net increase of $59.7 million, compared to $42.4 million for the nine months ended September 30, 2012. Incentive income increased by $59.7 million primarily due to (i) a net increase of $47.3 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of an increase in distributions generated by realization events, (ii) a net increase of $9.8 million in incentive income generated by the Japan Opportunity Funds I and II, and (iii) a net increase of $1.5 million in incentive income generated primarily by the Long Dated Value Funds and Real Assets Funds.
Expenses

Expenses were $129.2 million for the nine months ended September 30, 2013, a net increase of $35.9 million, compared to $93.3 million for the nine months ended September 30, 2012. The increase of $35.9 million in expenses was primarily attributable to (i) an increase of $29.4 million in profit sharing compensation expense, (ii) a net increase of $4.7 million in compensation and benefits expense, (iii) an increase of $1.2 million in general and administrative expenses and allocable expenses, and (iv) an increase of $0.7 million in accruals for Principal Performance Payments.

Three months ended September 30

Pre-tax distributable earnings increased by $1.3 million primarily due to:
Revenues

Management fees were $23.7 million for the three months ended September 30, 2013, a net increase of $2.2 million, compared to $21.4 million for the three months ended September 30, 2012. Management fees increased by $2.2 million primarily due to a $4.9 million net increase in management fees mainly due to net capital calls or additional commitments made after the third quarter of 2012, most notably in Japan Opportunity Fund II and Credit Opportunities Fund III. These increases in management fees were partially offset by (i) a $2.1 million decrease in management fees primarily in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II attributable to net capital distributions, (ii) a $0.5 million decrease in management fees in Japan Opportunity Fund due to the expiration of its capital commitment period in June 2012, and (iii) a $0.3 million net decrease in management fees from the Long Dated Value Funds and Real Assets Funds.

Incentive income was $17.8 million for the three months ended September 30, 2013, a net increase of $0.8 million, compared to $17.0 million for the three months ended September 30, 2012. Incentive income increased by $0.8 million primarily due to (i) a $3.6 million increase in incentive income generated by Japan Opportunity Fund I, (ii) a $3.0 million increase in incentive income generated by the Credit Opportunities Fund I, and (iii) a $2.0 million net increase in incentive income generated primarily by the Long Dated Value Funds and Net Lease Fund. These increases were partially offset by decreases of $4.4 million and $3.5 million in incentive income generated by the FCO Managed Accounts and Credit Opportunities Fund II, respectively, during the three months ended September 30, 2013 as compared to the prior period.

Expenses

Expenses were $34.1 million for the three months ended September 30, 2013, a net increase of $1.7 million, compared to $32.4 million for the three months ended September 30, 2012. The increase of $1.7 million in expenses was primarily attributable to (i) a net increase of $1.8 million in compensation and benefits expense, and (ii) an increase of $1.2 million in profit sharing compensation expense. These increases were partially offset by a $1.3 million decrease in general and administrative expenses and allocable expenses.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Segment Revenues
Management Fees	$25,859	$18,675	$7,184	$8,833	$6,802	$2,031
Incentive Income	—	—	—	—	—	—
Segment revenues - total	$25,859	$18,675	$7,184	$8,833	$6,802	$2,031
Pre-tax distributable earnings (loss)	$(7,605)	$(6,831)	$(774)	$(3,320)	$(2,295)	$(1,025)

Nine months ended September 30

Pre-tax distributable loss increased by $0.8 million primarily due to:
Revenues

Management fees were $25.9 million for the nine months ended September 30, 2013, a net increase of $7.2 million, compared to $18.7 million for the nine months ended September 30, 2012. Management fees increased $7.2 million due to an increase in average AUM primarily as a result of net client inflows.

Expenses

Expenses were $33.5 million for the nine months ended September 30, 2013, a net increase of $8.0 million, compared to $25.5 million for the nine months ended September 30, 2012. The increase of $8.0 million in expenses was primarily attributable to an increase of $4.5 million in compensation and benefits expense, and an increase of $3.5 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the nine months ended September 30, 2013 as compared to the prior period.

Three months ended September 30

Pre-tax distributable loss increased by $1.0 million primarily due to:
Revenues

Management fees were $8.8 million for the three months ended September 30, 2013, a net increase of $2.0 million, compared to $6.8 million for the three months ended September 30, 2012. Management fees increased $2.0 million due to an increase in average AUM primarily as a result of net client inflows.

Expenses

Expenses were $12.2 million for the three months ended September 30, 2013, a net increase of $3.1 million, compared to $9.1 million for the three months ended September 30, 2012. The increase of $3.1 million in expenses was primarily attributable to a net increase of $2.0 million in compensation and benefits expense, and an increase of $1.1 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the three months ended September 30, 2013 as compared to the prior period.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Nine Months Ended September 30,		2013 vs. 2012	Three Months Ended September 30,		2013 vs. 2012
	2013	2012		$2013	2012	$
Pre-tax distributable earnings (loss)	$19,108	$(1,718)	$20,826	$11,628	$363	$11,265

Nine months ended September 30

Pre-tax distributable income increased by $20.8 million primarily due to:

•
a $13.5 million increase in net investment income from realizations and the performance of our investments in our funds. The $13.5 million net increase in investment income was due to i) a net increase of $9.1 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, and ii) a net increase of $5.6 million in realized gains on investments due to a partial sale of our GAGFAH stock held. These increases were partially offset by a net decrease of $1.2 million attributable to our investments in our hedge funds for the nine months ended September 30, 2013 as compared to the prior period;

•
 a $0.2 million decrease in net investment income primarily as a result of an increase in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the nine months ended September 30, 2013 as compared to the prior period;

•
a $6.9 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the nine months ended September 30, 2013 as compared to the prior comparable period;

•
a $0.3 million increase in net investment income primarily due to the receipt of dividend income earned from a private investment for the nine months ended September 30, 2013 and an increase in dividend income from our direct investments in Newcastle and New Residential common stock for the nine months ended September 30, 2013, as compared to the prior period;

•	a $1.5 million increase in net investment income due to net realized and unrealized gains on our equity securities managed by Logan Circle’s growth equities business; and

•	a $0.9 million decrease in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

Three months ended September 30

Pre-tax distributable income increased by $11.3 million primarily due to:

•
a $7.0 million increase in net investment income from realizations and the performance of our investments in our funds. The $7.0 million net increase in investment income was due to i) a net increase of $2.2 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, and ii) a net increase of $5.6 million in realized gains on investments due to a partial sale of our GAGFAH stock held. These increases were partially offset by a net decrease of $0.8 million attributable to our investments in our hedge funds for the three months ended September 30, 2013 as compared to the prior period;

•
 a $0.3 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the three months ended September 30, 2013 as compared to the prior period;

•
a $2.5 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the three months ended September 30, 2013 as compared to the prior comparable period;

•	a $1.5 million increase in net investment income due to net realized and unrealized gains on our equity securities managed by Logan Circle’s growth equities business; and

•	a $0.1 million increase in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of September 30, 2013:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	1,386	—	1,386	N/A
Fund III and Fund III Coinvestment	17,404	2,688	14,716	N/A
Fund IV and Fund IV Coinvestment	155,927	58,451	97,476	N/A
Fund V and Fund V Coinvestment	174,488	70,669	103,819	N/A
Long Dated Value Funds	20,078	12,568	7,510	N/A
Real Assets Funds	21,448	8,261	13,187	N/A
Credit Opportunities Funds	77,603	40,098	37,511	(6)
Mortgage Opportunities Funds	4,598	—	4,598	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	14,899	11,320	3,579	N/A
WWTAI	4,070	3,733	337	N/A
Real Estate Opportunities Funds	3,219	2,871	348	N/A
MSR Opportunities Funds	552	565	5	(18)
Other Funds (combined)
GAGFAH (XETRA: GFJ)	9,644	1,171	8,473	N/A
Brookdale (NYSE: BKD)	34,202	8,136	26,066	N/A
Private investment #1	277,706	207,357	70,349	N/A
Private investment #2	108,724	44,770	63,954	N/A
Castles
Eurocastle (EURONEXT: ECT)	2,606	78	2,528	N/A
Newcastle (NYSE: NCT)	5,828	342	5,486	N/A
New Residential (NYSE: NRZ)	6,866	413	6,453	N/A
Other
Hedge fund sidepocket investments	105,913	59,711	47,544	(1,342)
Direct investments - GAGFAH	63,003	18,383	44,620	N/A
Direct investments - Other	68,953	24,554	45,834	(1,435)
Total	$1,179,117	$576,139	$605,779	$(2,801)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of September 30, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $47.5 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $16.0 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.2 million which has been fully reserved by Fortress. Subsequent to September 30, 2013, $15.8 million of past due management fees from one fund were collected. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $311.1 million at September 30, 2013, our available draws under our credit facility of $147.3 million as of September 30, 2013, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations and any new commitments or increases in our existing commitments (and clawback obligations, if any) relating to principal investments, through the generation of operating income (including management fees, a portion of which may be deferred), capital receipts from balance sheet investments and, potentially, additional borrowings and equity offerings. Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within our funds and on our ability to monetize our balance sheet investments. Furthermore, strategic initiatives and the ability to make principal investments in funds may be dependent on our ability to raise capital at the Fortress level. Decisions by counterparties to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance and condition, compliance with the terms of our credit arrangements, industry and market trends and performance, the availability of capital and our counterparties' policies and rates applicable thereto, the rates at which we are willing to borrow, and the relative attractiveness of alternative investment or lending opportunities. Furthermore, raising equity capital could be dilutive to our current shareholders and issuing debt obligations could result in significant increases to operating costs. The level of our share price may also limit our ability to use our equity as currency in the potential acquisition of businesses, other companies or assets.

We are a publicly traded partnership and have established a wholly owned corporate subsidiary (“FIG Corp.”). Accordingly, a substantial portion of our income earned by the corporate subsidiary is subject to U.S. federal income taxation and taxed at prevailing rates. The remainder of our income is allocated directly to our shareholders and is not subject to any corporate level of taxation.

As of September 30, 2013, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of September 30, 2013 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V	6,143
Fund V Coinvestment	2
FRID (GAGFAH)	812
FHIF (Holiday)	8,089
FECI (Florida East Coast / Flagler)	1,551
WWTAI	3,864
MSR Opportunities Fund I A	18
MSR Opportunities Fund I B	18
MSR Opportunities Fund II A	12,306
MSR Opportunities Fund II B	97
MSR Opportunities MA I	2,949
A&K Global Health	375
Starcastle	822

Credit PE Funds
Credit Opportunities Fund	6,439
Credit Opportunities Fund II	6,942
Credit Opportunities Fund III	15,724
FCO Managed Accounts	48,555
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	95
Real Assets Fund	21,088
Japan Opportunity Fund	3,048
Japan Opportunity Fund II	13,967
Net Lease Fund I	284
Global Opportunities Fund	1,986
Life Settlements Fund	73
Life Settlements Fund MA	48
Real Estate Opportunities Fund	3,246
Real Estate Opportunities REOC Fund	133
Karols Development Co	7,623
Other	257
Total	$172,872

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

October 1 to December 31, 2013	$6,342
2014	24,068
2015	21,472
2016	19,919
2017	2,761
2018	402
Thereafter	38
Total	$75,002

Debt Obligations

As of September 30, 2013, our debt obligations consisted of our credit agreement, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	September 30, 2013
	September 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$—	$—	LIBOR + 2.50% (C)	Feb 2016	$147,332
Promissory note (D)	—	149,453	5.00%	Feb 2014	N/A
Total	$—	$149,453

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

During the nine months ended September 30, 2013, the average face amount of our outstanding debt was approximately $91.2 million and the highest face amount outstanding at one time during this period was $149.5 million. During this period, we did not incur any new short-term borrowings.

In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note due to a former Principal. As such, this note is no longer outstanding.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $482.8 million to FIG Corp., pursuant to a demand note. As of September 30, 2013, the outstanding balance was approximately $380.6 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the 2013 Credit Agreement as of September 30, 2013.

	September 30, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$41,964	(A)
Consolidated Leverage Ratio	≤	2.00	—	(B)
Consolidated Interest Coverage Ratio	≥	4.00	45.75	(B)

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

Twelve Months Ended September 30, 2013
Fortress Investment Group LLC net income	$156.8
Depreciation and amortization, interest expense and income taxes	69.5
Extraordinary or non-recurring gains and losses	0.2
Incentive Income Adjustment	125.0
Other Income Adjustment	(277.3)
Compensation expenses recorded in connection with the assignment of Castle Options and Stock Based Compensation	92.3
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	231.9
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	0.7
Consolidated EBITDA	$399.1
Interest charges	$8.7

September 30,
2013
Outstanding debt	$—
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	(2.7)
Adjusted Net Funded Indebtedness	$—

The foregoing summary is not complete and is qualified in its entirety by reference to the 2013 Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 and is incorporated by reference herein.

Dividends / Distributions

On October 30, 2013, Fortress declared a third quarter cash dividend of $0.06 per Class A share. The dividend is payable on November 15, 2013 to holders of record of Class A shares on November 12, 2013. The aggregate amount of this dividend payment is approximately $14.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million will be paid to holders of restricted Class A share units.

On July 31, 2013, we declared a second quarter cash dividend of $0.06 per Class A share. The dividend was payable on August 16, 2013 to shareholders of record of our Class A shares on August 13, 2013. The aggregate amount of this dividend payment was approximately $14.3 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million were paid to holders of restricted Class A share units.

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

During the nine months ended September 30, 2013, Fortress Operating Group declared distributions of $55.3 million to the principals and one senior employee.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $332.5 million and $45.7 million during the nine months ended September 30, 2013 and 2012, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees increased by $77.6 million from $335.7 million in 2012 to $413.3 million in 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2012 to 2013 (private equity funds increased by $0.9 billion, Castles decreased by $(99.0) million, liquid hedge funds increased by $1.2 billion, credit hedge funds decreased by $(0.2) billion, credit PE funds increased by $1.1 billion, and Logan Circle increased by $4.8 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $47.5 million of management fees that were past due at September 30, 2013, as opposed to $144.8 million at September 30, 2012, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $87.2 million increase in cash incentive income received was mainly due to increased realizations within the credit PE funds in 2013.

Cash received as Distributions of Earnings from Equity Method Investments increased $21.0 million from 2012 as a result of realization events within certain funds.

Cash paid for compensation decreased by $53.6 million from the nine months ended September 30, 2012 to September 30, 2013. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2013 and 2012 primarily related to bonuses and profit sharing earned in 2012 and 2011, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash paid for interest decreased $6.6 million primarily due to a lower average debt balance of $91.2 million for the nine months ended September 30, 2013 compared to $218.9 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, Fortress made a payment of $8.9 million under the tax receivable agreement.

Investing Activities

Our net cash flow provided by (used in) investing activities was $214.7 million and $77.1 million during the nine months ended September 30, 2013 and 2012, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(25.9) million and $(52.6) million during the nine months ended September 30, 2013 and 2012, respectively, (ii) distributions of capital from equity method investees of $257.8 million and $137.0 million during these periods, respectively, (iii) the purchase of $19.5 million of equity securities during the nine months ended September 30, 2013, (iv) proceeds from the sale of a portion of our GAGFAH direct investment of $10.0 million during the nine months ended September 30, 2013 and, (v) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of $(7.8) million and $(7.4) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(340.3) million and $(202.2) million during the nine months ended September 30, 2013 and 2012, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(84.1) million and $(45.4) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(61.6) million and $(36.2) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.4 million and $0.4 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(43.2) million and $(32.8) million during these periods, respectively, and (v) our net borrowing and debt repayment, including payments for deferred financing costs.

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

As of September 30, 2013, the investment vehicles in which Fortress held an interest were comprised of 45 VIEs and 112 non-VIEs.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of September 30, 2013. As of September 30, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	9%	5%	79%	89%	5%	5%	9%
2. Other observable market parameters	23%	21%	14%	11%	—%	1%	12%
3. Significant unobservable market parameters (A)	68%	74%	7%	—%	95%	94%	79%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, 99% and 52% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of September 30, 2013, $11.9 billion of investments in our private equity funds, $1.2 billion of investments in our liquid hedge funds, $8.8 billion of investments in our credit hedge funds, and $8.0 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the nine months ended September 30, 2013, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$4.4 million or ($4.4 million) (A)	$1.2 million or ($1.2 million)	$16.0 million ($16.0 million)	$0.1 million or ($1.2 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$63.5 million or ($63.5 million)	$9.3 million or ($9.3 million)	$3.1 million or ($3.1 million)	$12.7 million or ($12.7 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of September 30, 2013, $4.0 billion of such portfolio companies valued at level 3 were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming September 30, 2013 is the current reset date.

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

2009	$24.8
2010	$77.6
2011	$53.5
2012	$80.9
2013: Estimated	$78.1

2014 - 2021: Average Required	$80.5

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

Contractual Obligations

As of September 30, 2013, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations decreased from $0.8 billion as of December 31, 2012 to $0.6 billion as of September 30, 2013.

Our operating lease agreement obligations decreased from $90.6 million at December 31, 2012 to $75.0 million at September 30, 2013.

Our debt obligations payable decreased from $155.1 million as of December 31, 2012 to $1.6 million as of September 30, 2013, including estimates for interest payments and unused commitment fees. In July 2013, Fortress repaid the remaining $89.5 million, plus accrued interest, on its promissory note. As such, this note is no longer outstanding.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value as of September 30, 2013, which we refer to as intrinsic clawback, was $85.8 million as compared to $87.1 million at December 31, 2012.

Our estimated liability under the tax receivable agreement increased from $253.8 million at December 31, 2012 to $261.6 million at September 30, 2013.

Our outstanding capital commitments, including our commitments to our funds, have increased from $155.5 million as of December 31, 2012 to $172.9 million as of September 30, 2013.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of September 30, 2013, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of September 30, 2013 (in thousands):

Assets
Investments	$1,263,392
Investments in options	$100,123

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of September 30, 2013, approximately 35% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at September 30, 2013 would increase or decrease future incentive income by $335.2 million or $162.7 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on September 30, 2013 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the Castles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at September 30, 2013 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$6.5	$ N/A	(E)	$80.3	$6.5	$ N/A	(E)	$ N/A
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	12.2	N/A	(H)	16.3	12.2	104.4		5.9
Credit
Hedge Funds	10.4	N/A	(H)	3.1	10.4	78.9		2.9
PE Funds	0.1	N/A	(E)	13.9	0.1	N/A	(E)	N/A
Total	$29.2	$—		$113.6	$29.2	$183.3		$8.8

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(6.3)	$ N/A	(E)	$(80.3)	$(6.3)	$ N/A	(E) (F)	$ N/A	(F)
Castles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(12.2)	N/A	(H)	(16.3)	(12.2)	$(74.6)		$(5.9)
Credit
Hedge Funds	(10.4)	N/A	(H)	(3.1)	(10.4)	(80.5)		(2.9)
PE Funds	(1.2)	N/A	(E)	(13.9)	(1.2)	N/A	(E) (F)	N/A	(F)
Total	$(30.1)	$—		$(113.6)	$(30.1)	$(155.1)		$(8.8)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.4 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)
The changes presented do not include any effect related to our direct investment in GAGFAH common stock. A 10% increase (decrease) in the equity price of GAGFAH’s common shares would affect our unrealized gains and losses by $6.3 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of September 30, 2013, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	25%
Financial Services and Assets	35%
Senior Living	20%
Real Estate	10%
Other	10%
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

(G)
Our investments in the Castles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the Castles and options granted to us by the Castles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $26.0 million or decrease unrealized gains by $24.5 million. Compensation and benefits expense would increase by $3.1 million or decrease by $3.1 million. Furthermore, the Castles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(H)
For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

The changes presented in the table above do not include any effect related to our direct investment in accounts managed by our Logan Circle growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. A 10% increase (decrease) in the value of the equity prices of the shares held by those accounts would affect our unrealized gains and losses by $2.1 million.

Interest Rate Risk

Subsequent to the repayment of our term loan in October 2012, we are not materially directly impacted by changes in interest rates.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of September 30, 2013, we had a $9.4 million investment in Eurocastle and a $61.9 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had $13.9 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on September 30, 2013, we estimate the gains and losses for the nine months ended September 30, 2013 on these investments would have an increase of approximately $3.7 million or a decrease of approximately $5.8 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of approximately $5.6 million or a decrease of approximately $6.8 million in our gains and losses. In addition, we held $32.6 million of foreign-denominated cash as of September 30, 2013.

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

The loss of Mr. Briger or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our credit hedge funds and, in the event that a replacement for him is not approved, the termination of a substantial portion of the funds' financing arrangements. Such withdrawals and terminations would have a material adverse effect on the credit hedge funds and us by reducing our management fees from those funds. Further, such withdrawals and terminations could lead possibly to the eventual liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. Similarly, our credit PE funds contain key man provisions with respect to Mr. Briger, which would limit the ability of the funds to make future investments or call capital if both Mr. Briger and the funds' co-chief investment officer, Constantine Dakolias, were to cease to devote time to the funds. The loss of Mr. Briger could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our credit hedge fund and/or credit PE business segments.

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

Efforts to retain or attract investment professionals may result in significant additional expenses, which could adversely affect our profitability, and changes in law could hamper our recruitment and retention efforts. We might not be able, or may elect not, to provide future investment professionals with equity interests in our business to the same extent or with the same tax consequences as our existing investment professionals, and the retentive utility of grants of equity of our public company is affected during periods of slow or negative stock price performance. Therefore, in order to recruit and retain existing and future investment professionals, we may need to increase the level of cash compensation that we pay to them. Accordingly, as we promote or hire new investment professionals over time, we may increase the level of cash compensation we pay to our investment professionals, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, we may deem it necessary to maintain compensation levels to retain employees even during periods when we generate less revenues than in previous periods, which would reduce our profit margins. Also, if proposed legislation were to be enacted by the U.S. Congress to treat carried interest as ordinary income rather than as capital gain for U.S. federal income tax purposes, such legislation would materially increase the amount of taxes that we and our investment professionals that are compensated in part with carried interest would be required to pay on such compensation, thereby adversely affecting our ability to recruit, retain and motivate our current and future professionals. See “- Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.” Furthermore, in recent years, various legislative and regulatory bodies (particularly in Europe) have focused on the issue of compensation in the financial services industry.  Although new regulations flowing out of these bodies have only just begun to take effect and the specific impact on the company is not yet clear, there is the potential that new compensation rules will make it more difficult for us to attract and retain talent by capping overall compensation levels, requiring the deferral of certain types of compensation over time, implementing “clawback” requirements, or other rules deemed onerous by potential employees.

Certain of our businesses face particular retention issues with respect to investment professionals whose compensation is tied, often in large part, to performance thresholds or “high water marks.” This retention risk is heightened during periods where market conditions make it more difficult to generate positive investment returns and where capital markets provide fewer opportunities for realization of portfolio company investments. Several investment professionals receive performance-based compensation at the end of each year based upon their annual investment performance, and this performance-based compensation has historically represented a substantial majority of the compensation those professionals are entitled to receive during the year. If an investment professional's annual performance is negative, or insufficient to overcome prior negative results, the professional may not be entitled to any performance-based compensation for the year. If an investment professional or fund, as the case may be, does not produce investment results sufficient to merit performance-based compensation, any affected investment professional may be incentivized to join a competitor because doing so would allow the professional to eliminate the burden of having to satisfy the high water mark before earning performance-based compensation. Similarly, many of our investment professionals in our private equity and credit PE fund businesses are compensated with grants of carried interest in our funds. During periods of economic volatility, realization events in our private equity and credit PE fund businesses may be delayed, and it may therefore take significantly longer for investments to result in payments to such professionals. In addition, in the event that overall returns for any of our private equity funds or credit PE funds result in the generation of less incentive income than anticipated, such professionals' grants of carried interest in such fund will have similarly decreased in value. To retain such professionals, the fund's manager may elect to compensate the professional using a portion of the management fees earned by the manager, which would, in turn, reduce the amount of cash available to the public company, thereby reducing the amount available for distribution to our Class A shareholders or for other liquidity needs.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We face operational risk from errors made in the negotiation, execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, valued, evaluated or accounted for in our funds. In particular, our liquid hedge and, to a lesser extent, credit fund businesses are highly dependent on our ability to process, value and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we rely heavily on our financial, accounting and other data processing systems. For example, the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. If a fund's trading orders are not executed in a timely and efficient manner due to systems failures, human error or otherwise, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position. In addition, new investment products have created, and future investment products may create, a significant risk that our existing systems may not be adequate to identify or control the relevant risks in the investment strategies employed by such new investment products. If any of these systems do not operate properly, are inadequately designed, disabled, or are the target of a cyber security attack (which we are subject to from time to time), we could suffer financial loss, disruption of our businesses, liability to our funds and their investors, regulatory intervention and reputational damage.

Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients' or counterparties' confidential or other information. One or more such events could potentially jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Finally, we rely on third-party service providers for certain aspects of our business. In particular, we rely heavily on the services of third-party administrators in our hedge fund businesses, on the general ledger software provider for a number of our funds, and on third parties to provide critical front- and back-office systems support to Logan Circle. Any interruption or deterioration in the performance of these third parties, particularly with respect to the services provided to Logan Circle, could impair the quality of operations and could impact our reputation and adversely affect our business and limit our ability to grow.

Our removal as the investment manager, or the liquidation, of one or more of our funds could have a material adverse effect on our business, results of operations and financial condition.

We derive a substantial portion of our revenues from funds managed pursuant to investment management agreements that may be terminated or fund partnership agreements that permit investors to request liquidation of investments in our funds on short notice. Material defaults under the investment management agreements would constitute an event of default under our current credit agreement if such defaults continue after the applicable grace period.

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our Castles have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or Castle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or Castles, which could have a material adverse effect on our results of operations.

In addition, investors in our private equity funds or credit PE funds and certain hedge funds have the ability to act, without cause, to accelerate the date on which the fund must be wound down. We will cease earning management fees on the assets of any such fund that is wound down. In addition, our ability to realize incentive income from such funds would be adversely affected if we are required to liquidate fund investments at a time when market conditions result in our obtaining less for investments than could be obtained at later times. Also, the winding down of a material fund or group of funds within a short period of time could trigger an event of default under certain covenants in our current credit agreement, subject, in certain instances, to the expiration of applicable grace periods.

We may become involved in lawsuits or investigations that could result in significant liabilities and reputational harm, which could materially adversely affect our results of operations, financial condition and liquidity.

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our shareholders, our employees, regulators, and residents of senior living facilities that we manage . We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), so-called “whistleblower” provisions have been enacted that will entitle persons who report alleged wrongdoing to the SEC to cash rewards and the SEC has recently awarded a significant cash award to a whistleblower.  We anticipate that these provisions will result in a significant increase in whistleblower claims across our industry, and dealing with such claims could generate significant expenses and take up significant management time, even for frivolous and non-meritorious claims.  Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the trading and other investment activities of alternative asset management funds, including our funds.  Such investigations may impose additional expense on us, may require the attention of senior management and may result in fines and/or reputational damage whether or not any of our funds are deemed to have violated any regulations.

The U.S. government’s increased focus on the regulation of the financial services industry may adversely affect our business.

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the Securities and Exchange Commission (the “SEC”) or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

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

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ ERISA”). We and our Castles, as public companies, are subject to applicable stock exchange regulations, and certain of our Castles are subject to the

Sarbanes-Oxley Act of 2002. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Finance Inc. is in the consumer finance industry and Nationstar Mortgage is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Services Authority. Our other European operations, and our investment activities in Singapore, Australia and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing (such as insider trading) has the potential to create a material adverse effect on companies in our industry, including due to the effects of negative publicity surrounding the alternative asset management industry in general.

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

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our Castles and our other activities, such as our management of senior living facilities . Certain of our funds and Castles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

Pursuant to the terms of our operating agreement, whenever a potential conflict of interest exists or arises between any of the principals, one or more directors or their respective affiliates, on the one hand, and the company, any subsidiary of the company or any member other than a principal, on the other, any resolution or course of action by our board of directors shall be permitted and deemed approved by all shareholders if the resolution or course of action (i) has been specifically approved by a majority of the members of a committee composed entirely of two or more independent directors, or it is deemed approved because it complies with rules or guidelines established by such committee, (ii) has been approved by a majority of the total votes held by disinterested parties that may be cast in the election of directors, (iii) is on terms no less favorable to the company or shareholders (other than a principal) than those generally being provided to or available from unrelated third parties or (iv) is fair and reasonable to the company taking into account the totality of the relationships between the parties involved. In addition, we bring actual and potential conflicts of interest to the advisory boards of funds that we manage on a regular basis. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor or shareholder dissatisfaction or litigation or regulatory enforcement actions. For example, fund investors could claim that a conflict should have been brought before a board or that disclosure of the conflict was inadequate. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which could lead to redemptions by investors in our hedge funds, hamper our ability to raise additional funds and discourage counterparties to do business with us. Any such development could have a material adverse effect on our business.

Employee misconduct could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, insider trading, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage - or be accused of engaging - in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of a significant number of on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

The alternative investment management business is intensely competitive and competition is based on a number of factors, including: investment performance; investor perception of investment managers' drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the quality and mix of services provided to, and the duration of relationships with, investors; and our business reputation. We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions.

Competition in the alternative asset management business has been increasing, including the level of competition for capital raising, particularly for big-fund capital in the alternative investment industry. When trying to raise new capital, we are competing for fewer total available assets in an increasingly competitive environment, and there can be no assurance that we will be successful in continuing to raise capital at our historical growth rates. Depending on industry dynamics, we and our competitors may be compelled to offer investors improved terms (such as lower fees, improved liquidity or increased principal investments in funds) in order to continue to attract significant amounts of new investment capital. Such changes would adversely affect our revenues and profitability.

A number of factors increase our competitive risks:

•	some of our funds may not perform as well as competitor funds or other available investment products;

•	investors' liquidity and willingness to invest;

•
changing decision making processes of investors, including concerns that we will allow a business to grow to the detriment of its performance or a preference to invest with an investment manager that is not publicly traded;

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

Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and outside advisors and, in some circumstances, third-party investigations. In addition, if investment opportunities are scarce or the process for selecting bidders is competitive, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, including, among other things, the existence of fraud or other illegal or improper behavior. Moreover, such an investigation will not necessarily result in the investment being successful.

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

Our continued growth places significant demands on our administrative, operational and financial resources

Our continued growth creates significant demands on our legal, accounting and operational infrastructure, and results in increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of our growth, but also of significant differences in the investing strategies of our different businesses and of the differences between lines of business. For example, in April 2010, we acquired Logan Circle, which requires operational infrastructure that differs from the infrastructure used in our alternative asset management business, which we were not familiar with prior to the acquisition, and in April 2013, Logan Circle launched a growth equities investment business. In addition, we recently opened an office in Singapore, which subjects us to Asian regulatory and market risks, and we are generally focused on expanding our presence in Asia. In July 2012, our workforce grew significantly when we became the manager of several senior living facilities (the compensation expense of which is reimbursed to us by the owners of the facilities), which has placed significant demands on our human resources and other infrastructure.

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

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in our business and reputation.

We intend, to the extent that market conditions warrant, to grow our business by increasing management fee paying assets under management in existing businesses and creating new investment products. In addition, our organizational documents do not limit us to the investment management business and we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the banking, insurance or financial advisory industries, and which may involve assuming responsibility for the actual operation of assets or entire companies. For example, in July 2012, we entered into the business of managing senior living facilities on behalf of Newcastle and another owner of senior living facilities. In addition, opportunities may arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and negative publicity. For example, in April 2010 we acquired Logan Circle, which is a traditional investment manager that is required to comply with ERISA regulations from which our other funds are currently generally exempt and which operates under a standard of care that is generally less favorable to us and exposes us to greater liability for simple negligence than do our alternative asset management businesses. In addition, our management of senior living facilities exposes us to licensing and regulatory regimes with which we have limited experience, as well as litigation risk arising from, among other things, the care of seniors. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected.

In addition, generally, there are few limitations on the execution of our funds' investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund's strategy - for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential buildings or pools of life settlements - may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our private equity and credit PE businesses, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our Class A shares.

We experience significant variations in revenues and profitability during the year and among years because, among other reasons, we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' NAVs. The timing and receipt of incentive income generated by our private equity funds and credit PE funds is event driven and thus highly variable, which contributes to the volatility of our segment revenue, and our ability to realize incentive income from our private equity funds and credit PE funds may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our segment revenues and profits for that particular quarter that may not be replicated in subsequent quarters. In addition, our private equity fund and credit PE fund investments are adjusted for accounting purposes to their NAV at the end of each quarter, resulting in income (loss) attributable to our principal investments, even though we receive no cash distributions from our private equity funds and credit PE funds, which could increase the volatility of our quarterly earnings. The terms of the operating documents of our private equity funds and credit PE funds generally require that if any investment in a particular fund has been marked down below its initial cost basis, the aggregate amount of any such markdowns (plus the amount of the accrued preferred return on the capital used to make such investments) be factored into the computation of the amount of any incentive income we would otherwise collect on the realization of other investments within the same fund. This provision generally will result in an overall lower level of incentive income being collected by the company in the near term for any private equity fund or credit PE fund that has investments that are carried both above and below their cost basis. To the extent that our principal investments in our private equity funds or credit PE funds (or direct investments in private equity transactions) are marked down, such mark-downs will flow through our statements of operations as a GAAP loss, even in circumstances where we have a long investment horizon and have no present intention of selling the investment.

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

Under our current credit agreement, as of September 30, 2013, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of September 30, 2013, $147.3 million was available to be drawn; we had no loans outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

•
several of our private equity portfolio companies have become public companies and have experienced significant subsequent decreases in their public market value. There can be no assurance that we will be able to realize such investments at profitable sale prices, particularly if market conditions are weak or the market perceives that the companies will perform less well when a Fortress fund reduces its investment in them; and

•
Certain of the funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of September 30, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $47.5 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $16.0 million, excluding $6.2 million which has been fully reserved by us. Subsequent to September 30, 2013, $15.8 million of past due management fees from one fund were collected. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, which would also decrease the size of our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.7 billion and $1.4 billion during the during the nine months ended September 30, 2013 and 2012, respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $140.6 million and $239.9 million during the periods ended September 30, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of September 30, 2013, the cumulative clawback obligation to investors in these funds would be approximately $56.7 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our funds are materially affected by conditions in the global financial markets and economic conditions throughout the world. The global market and economic climate may be adversely affected by factors beyond our control, including rising interest rates or accelerating asset deflation or inflation, deterioration in the credit and finance markets, deterioration in the credit of sovereign nations, terrorism or political uncertainty. In the event of a continued market downturn, each of our businesses could be affected in different ways. Our private equity funds have faced reduced opportunities to sell and realize value from their existing investments. In addition, adverse market or economic conditions as well as the slowdown of activities in particular sectors in which portfolio companies of these funds operate (including, but not limited to, transportation and infrastructure, financial services, gaming, real estate and senior living) have had an adverse effect on the earnings and liquidity of such portfolio companies, which in some cases has negatively impacted the valuations of our funds' investments and, therefore, our actual and potential earnings from management and incentive fees. Our liquid hedge funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

The 2008 financial crisis adversely affected our operating performance in a number of ways, and if the economy were to re-enter a period of recession, it may cause our revenue, results of operations and financial condition to decline by causing:

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

The deterioration of market conditions in the future, particularly another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, would have a negative impact on our funds, which could materially reduce our revenue and adversely affect our results of operations. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, our ability to take advantage of these opportunities may depend on our access to debt and equity capital and these trends may also be disadvantageous to us, for example such conditions also increase the risk of default with respect to debt investments held by our funds, in particular the mortgage opportunities funds and the Castles.

Our funds may make investments that are concentrated in certain companies, asset types or geographical regions, which means that negative developments in certain sectors could have a material adverse effect on our revenues and results of operations.

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our MSR Opportunities Fund, Real Estate Opportunities Fund, Japan Opportunity Fund and LDVF Patent and Life Settlements. Sectors in which our funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. For example, if the commercial real estate operating environment in Florida remains challenging or deteriorates further, our fund investments in Flagler Development Group could decline in value and potentially have a material adverse effect on overall fund performance. Moreover, poor performance by our private equity and credit businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “-Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

Our Castles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Our Castles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and currently continues to be limited), Newcastle, New Residential or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle or Eurocastle for an indeterminate period of time.

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

Our funds are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the fund to suffer a loss. Counterparty risk is increased for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. The absence of a regulated market to facilitate settlement may increase the potential for losses.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of certain financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. The consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. For additional detail on counterparty risks, please see “-We are subject to risks in using prime brokers and custodians.”

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.7 billion and $1.4 billion during the nine months ended September 30, 2013 and 2012, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received return of capital requests from fee-paying investors for a total of $140.6 million and $239.9 million during the periods ended September 30, 2013 and 2012, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. The SEC has announced that it is undertaking a significant review of valuation practices within the private equity industry and has instituted enforcement actions against private equity fund advisers for misleading investors about valuation, so there will be increased regulatory scrutiny in the future. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund NAVs could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds.

Certain of our funds utilize special situation, distressed debt, mortgage-backed and short-selling investment strategies that involve significant risks.

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

Furthermore, our funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge its positions.

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

Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives.

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

We are subject to risks in using prime brokers, custodians and other financial intermediaries.

The funds in our hedge fund business depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the funds will therefore rank as unsecured creditors in relation to the cash they have deposited. In addition, credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, investment banks, securities firms and exchanges) with which the funds interact on a daily basis.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of September 30, 2013, we had 488,147,426 outstanding Class A shares on a fully diluted basis, including 86,680,572 resulting from vested equity compensation granted pursuant to our equity incentive plan, 20,271,233 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 955,744 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 65,511,685 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of September 30, 2013, our principals directly owned an aggregate of 249,227,229 Fortress Operating Group units and also owned an aggregate of 3,104,211 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our principals and Nomura are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. Nomura has the ability to cause us to register any of the 55,071,450 Class A shares it purchased prior to our initial public offering or piggyback on sales by us in a registered offering. Nomura also purchased an additional 5,400,000 Class A shares in our May 2009 offering.

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

October 31, 2013

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

October 31, 2013

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

October 31, 2013