Form 10-K
period 2013-12-31
Fortress Investment Group LLC
filed 2014-02-27
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
☒  Yes  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the Class A shares held by non-affiliates as of June 30, 2013 (computed based on the closing price on such date as reported on the NYSE) was $1.53 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Class A shares: 180,192,207 outstanding as of February 25, 2014.
Class B shares: 249,534,372 outstanding as of February 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2014 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in     connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)the contributed capital of our publicly traded permanent capital vehicles,

(iii)
the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee); and

(iv)the NAV or fair value of our managed accounts, to the extent management fees are charged.

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

“Fortress Funds” and “our funds” refers to the private investment funds, permanent capital vehicles and related managed accounts that we manage. The Fortress Macro Fund is our flagship liquid hedge fund and the Drawbridge Special Opportunities Fund is our flagship credit hedge fund.

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

“principals” or “Principals” refers to Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz, collectively, as well as Robert Kauffman until his retirement in December 2012. The principals control the public company through their ownership of the public company’s Class B shares (together with, from time to time, a senior employee who owned securities convertible into Class B shares). The Class B shares and the Class A shares are each entitled to one vote per share, and the number of Class B shares outstanding represents a majority of the aggregate number of Class B shares and Class A shares outstanding. The Class B shares do not represent an economic interest in the public company and therefore are not entitled to any dividends. The principals own their economic interest in the public company primarily through their direct ownership of FOGUs.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10‑K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about the company may be found elsewhere in this Annual Report on Form 10‑K and the company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.  See “Business - Where Readers Can Find Additional Information.”
The company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

PART I
Item 1.    Business.

Fortress Investment Group LLC (NYSE listed under the symbol “FIG”) is a leading, highly diversified global investment management firm with approximately $61.8 billion in AUM as of December 31, 2013. Fortress applies its deep experience and specialized expertise across a range of investment strategies - private equity, credit, liquid markets and traditional fixed income - on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments.

Fortress was founded in 1998 as an asset-based investment management firm with a fundamental philosophy premised on alignment of interests with the investors in our funds. Our managed funds primarily employ absolute return strategies - we strive to have positive returns regardless of the performance of the markets. Investment performance is our cornerstone - as an investment manager, we earn more if our investors earn more. In keeping with our fundamental philosophy, Fortress invests capital in each of its alternative investment businesses. As of December 31, 2013, Fortress's investments in and commitments to our funds were $1.5 billion, consisting of the net asset value of Fortress's principal investments of $1.3 billion, and unfunded commitments to private equity funds and credit PE funds of $0.2 billion.

As of December 31, 2013, we had 1,074 asset management employees, including approximately 276 investment professionals, at our headquarters in New York and our affiliate offices around the globe. Additionally, we had 1,250 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities).

We plan to grow our fee paying assets under management and will continue to seek to generate superior risk-adjusted investment returns in our funds over the long term. We are guided by the following key objectives and values:

•	introducing new investment products, while remaining focused on, and continuing to grow, our existing lines of business;
•maintaining our disciplined investment process and intensive asset management; and

•	adhering to the highest standards of professionalism and integrity.

Recent Developments

•
Fortress's board of directors has increased our base quarterly dividend to $0.08 per share, effective for the dividend related to the fourth quarter of 2013, resulting in total dividends of $0.26 per share related to 2013.

•
On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. (“Nomura”) to acquire 60,568,275 Class A shares for an aggregate purchase price of $363.4 million (or $6.00 per share) paid in cash. All of the purchased Class A shares were canceled and ceased to be outstanding.

•
On January 24, 2014, Fortress announced that it is launching an affiliated manager platform. The first fund to join the new platform will be the Fortress Asia Macro Funds. Over the course of 2014, the Fortress Asia Macro Funds and a related managed account is expected to transition into being managed by a new asset management business, to be named Graticule Asset Management Asia, L.P. ("Graticule Asset Management"), in which Fortress will have a non-controlling equity interest. Fortress will retain a perpetual minority interest in Graticule Asset Management amounting to 42.5% of earnings during 2014 and declining to approximately 27% of earnings over time. Fortress expects to receive additional fees for providing infrastructure services (technology, back office, and other services) to Graticule Asset Management.

•
During 2013, we raised $6.5 billion of new third-party capital and launched six new funds. As of December 31, 2013, we had $7.1 billion of capital commitments from investors to our funds that will be included in AUM if called, of which $4.9 billion is in newer vintage funds and is available for general investment purposes. In addition, we had net client inflows in our traditional asset management business of $4.8 billion in 2013.

•	In July 2013, Fortress repaid its promissory note due to a former principal in full, plus accrued interest, and had no outstanding borrowings as of December 31, 2013.

Key Performance Indicators

As mentioned above, we earn management fees, incentive income, and investment income (loss). From these earnings we pay compensation and other expenses, as well as taxes, to arrive at our net operating performance.

Net Income and Distributable Earnings

Our net income reflects our operating performance pursuant to generally accepted accounting principles (“GAAP”). We also use pre-tax distributable earnings, which is a non-GAAP measure, as a measure of our operating performance and to report segment results. For more information on these performance measures, please refer to Part II, Item 8 “Financial Statements and Supplementary Data.” Pre-tax distributable earnings is specifically addressed in “Note 11 - Segment Reporting” within those financial statements.

Assets Under Management

Our management fees are typically earned as a percentage of the amount of capital we manage, which is referred to as management fee paying assets under management, or AUM. For more information on our AUM, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Assets Under Management.” For more information on our management fee rates, please refer to Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 - Management Agreements and Fortress Funds.”

Fund Performance

Our incentive income is typically earned as a percentage of the profits of our alternative investment funds. In certain cases, we earn incentive income only if a fund’s investments meet specified performance thresholds. We therefore monitor our funds’ proximity to such performance thresholds. For more information on our funds’ performance, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Performance of our Funds.”  For more information on our funds’ incentive income terms and their proximity to their various performance thresholds, please refer to Part II, Item 8 “Financial Statements and Supplementary Data - Note 3 - Management Agreements and Fortress Funds.” For more information on embedded incentive income, which has not yet been distributed to us by our funds, and the portion thereof that has not yet been recognized in distributable earnings, please refer to Part II, Item 8 "Financial Statements and Supplementary Data - Note 11 - Segment Reporting - Embedded Incentive Income."

Investment Performance

The investment income (loss) from our principal investments is recorded currently (i.e., whether or not realized) in net income (loss), generally based on the net asset values of the funds in which we have invested (our “principal investments”). For segment reporting purposes, investment income (loss) is recorded only when income (loss) from a fund investment becomes realized or realizable, as applicable. Therefore, for segment reporting purposes, investment income (loss) does not reflect unrealized gains or losses embedded in certain of our investments. For more information on the investment income (loss) included in net income (loss), please refer to Part II, Item 8 “Financial Statements and Supplementary Data - Note 4 - Investments and Fair Value.”  For more information on the unrealized gains (losses) currently embedded in our principal investments for segment reporting purposes, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis - Principal Investments.”

Our Current Businesses

Our current offering of alternative investment products includes private equity funds, liquid hedge funds and credit funds. In addition, we offer traditional investment products. Private equity funds generally require fund investors to commit capital over a period of time, do not allow redemptions of capital and make long term, relatively illiquid investments. Hedge funds allow periodic contributions and redemptions of capital by investors and make relatively shorter-term, more liquid investments. Our credit funds share certain of the characteristics of both private equity and hedge funds. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Understanding the Asset Management Business." We refer to these investment products, collectively, as the Fortress Funds. As of December 31, 2013, we managed the following businesses:

Private Equity - a business that manages approximately $15.6 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in North America and Western Europe; and (ii) publicly traded permanent capital vehicles that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing related assets.

Liquid Hedge Funds - a business that manages approximately $7.4 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds - a business that manages approximately $13.4 billion of AUM comprised of two business segments: (i) credit hedge funds, which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ‘‘long dated value’’ funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle - our traditional asset management business, which has approximately $25.4 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

In addition, we treat our principal investments in these funds as a distinct business segment.

Principal Sources of Revenue

The following table provides our management fees and incentive income, on a segment reporting basis, from each of our core businesses for the previous three fiscal years (in thousands):

	2013	2012	2011
Private Equity
Funds
Management Fees	$136,406	$119,492	$131,898
Incentive Income (A)	13,738	10,993	(1,748)

Permanent Capital Vehicles
Management Fees	58,970	56,255	53,357
Incentive Income	17,574	242	—

Liquid Hedge Funds
Management Fees	110,622	77,531	108,873
Incentive Income	150,700	67,645	3,787

Credit Funds
Hedge Funds
Management Fees	101,890	101,194	121,835
Incentive Income	190,846	130,305	78,460
PE Funds
Management Fees	95,925	98,393	73,273
Incentive Income (A)	120,137	68,568	117,598

Logan Circle
Management Fees	35,833	26,796	20,050
(A) Net of reserves for future clawback, as applicable.

Certain of our segments are comprised of, and dependent on the performance of, a limited number of Fortress Funds. Each of these funds is material to the results of operations of its segment and the loss of any of these funds would have a material adverse impact on the segment. Moreover, the revenues we earned from certain funds individually exceeded 10% of our total revenues for each of the periods presented. For additional information regarding our segments, the information presented above, our total assets and our distributable earnings (as defined below), please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Segment Analysis” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Private Equity Funds

Fortress Investment Funds

Our private equity business is comprised of (i) a series of diversified funds referred to as the “Fortress Investment Funds” and organized to make control-oriented investments in cash flow generating, asset-based businesses in North America and Western Europe and (ii) various sector focused funds organized to invest in specific opportunities in sectors where Fortress has proven expertise. Sector focused funds include: Worldwide Transportation & Infrastructure Investors, the MSR Opportunities Funds and the Italian NPL Opportunities Fund. Investors in our private equity funds contractually commit capital at the outset of a fund, which is then drawn down as investment opportunities become available, generally over a two to three year investment period. Proceeds are returned to investors as investments are realized, generally over eight to ten years. Management fees between 1.0% and 1.5% are generally charged on committed or invested capital (or NAV, if lower). We also generally earn between 10% and 20% of the profits on each realized investment in a fund - our incentive income - subject to the fund's achieving a minimum return as a whole, that is, taking into account all gains and losses on all investments in the fund.

Permanent Capital Vehicles

As of December 31, 2013, we managed three publicly traded permanent capital vehicles: Newcastle Investment Corp. ("Newcastle"; NYSE: NCT), New Residential Investment Corp. ("New Residential"; NYSE: NRZ) and Eurocastle Investment Limited ("Eurocastle"; Euronext, Amsterdam: ECT). These permanent capital vehicles were raised with broad investment mandates to make investments in a wide variety of real estate related assets, including securities, loans and real estate properties. Pursuant to our management agreements, we earn management fees from each permanent capital vehicle equal to 1.5% of the company's equity (as defined in such agreements). In addition, we earn incentive income equal to 25% of the company's applicable supplemental measure of operating performance, in excess of specified returns to the company's shareholders. In addition to these fees, we also receive, for services provided, options to purchase shares of their common stock in connection with each of their common stock offerings.

Fortress has a senior living property management subsidiary and has agreements to manage 17 senior living properties, including 15 which are owned by Newcastle and two which are owned by third parties. Fortress receives management fees of between 6.0% and 7.0% of revenues (as defined in the agreements).

Liquid Hedge Funds

Overview

The liquid hedge funds, which invest daily in markets around the globe, seek to exploit opportunities in global currency, interest rate, equity and commodity markets and their related derivatives. Investment opportunities are evaluated and rated on a thematic and an individual basis to determine appropriate risk-reward and capital allocations.

Fortress Macro Funds

The Fortress Macro Funds, and related managed accounts, apply an investment process based on macroeconomic fundamental, market momentum and technical analysis to identify strategies offering a favorable risk-return profile. The funds' investment strategies are premised on the belief that imbalances in various financial markets are created from time to time by the influence of economic, political and capital flow factors. Directional and relative value strategies are applied to exploit these conditions. The funds have the flexibility to allocate capital dynamically across a wide range of global strategies, markets and instruments as opportunities change, and are designed to take advantage of a wide variety of sources of market, economic and pricing data to generate trading ideas.

The funds invest primarily in major developed markets; they also invest in emerging markets if market conditions present opportunities for attractive returns. Overall, the funds pursue global macro directional and relative value strategies, although capital is allocated within the funds to particular strategies to provide incremental returns and diversity.

Management fees are charged based on the AUM of the Fortress Macro Funds and related managed accounts at a rate between 1.5% and 2.0% annually, depending on the investment and liquidity terms elected by investors. We generally earn incentive income of between 15% and 25% of the fund's profits, generally payable annually, depending on the investment and liquidity terms elected by investors, and subject to achieving cumulative positive returns since the prior incentive income payment. In other words, an incentive income payment establishes a “high water mark” such that the fund must earn a cumulative positive return from that point forward in order for Fortress to earn incentive income. Investors in the Fortress Macro Funds and related managed accounts may invest with the right to redeem without paying any redemption fee either monthly, quarterly, or annually after three years. Some investors with three-year liquidity may redeem annually before three years, subject to an early redemption fee payable to the funds.

Fortress Asia Macro Funds

The Fortress Asia Macro Funds and related managed account invest in global fixed income, commodities, currency and equity markets, and their related derivatives, thematically related to the Asia-Pacific region through a fundamental macroeconomic strategy that focuses on liquid investments. Their investment program focuses on global trading and capital flows that affect one or more of the Asian countries and/or are affected by them and the region as a whole. Management fee rates for these funds range from 1.5% to 2.0% and we earn incentive income generally between 20% and 25% of their profits, subject to achieving cumulative positive returns since the prior incentive income payment. Over the course of 2014, the Fortress Asia Macro Funds and related managed account are expected to transition into being managed by a new asset management business in which Fortress will retain a non-controlling equity interest. See " - Recent Developments" and Part II, Item 8, "Financial Statements and Supplementary Data - Note 12 - Subsequent Events."

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

Credit Funds

Credit Hedge Funds

Our credit hedge funds are designed to exploit pricing anomalies that exist between the public and private finance markets. These investment opportunities are often found outside the traditional broker-dealer mediated channels in which investments that are efficiently priced and intermediated by large financial institutions are typically presented to the private investment fund community. We have developed a proprietary network comprised of internal and external resources to source transactions for the funds.

The funds are able to invest in a wide array of financial instruments, ranging from direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure with a value orientation. All of these investments are based on fundamental bottom up analysis and are typically event driven. The funds' diverse and situation-specific investments require significant infrastructure and asset management experience to fully realize value. We have developed a substantial asset management infrastructure with expertise in managing the funds' investments in order to be able to maximize the net present value of investments on a monthly basis. In addition to the funds noted below, Fortress has been retained as a manager of certain non-Fortress originated funds as part of an advisory business that forms part of the credit hedge funds business.

Drawbridge Special Opportunities Funds

The Drawbridge Special Opportunities Funds form the core of our credit hedge fund investing strategy. The funds opportunistically acquire a diversified portfolio of investments primarily throughout the United States, Western Europe and the Pacific region. The funds' investment program incorporates complementary investment strategies, focusing on direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance. The majority of the funds’ investments are relatively illiquid, and the funds generally make investments that are expected to liquidate or be realized within a five year period.

Management fees are charged based on the AUM of the Drawbridge Special Opportunities Funds at a rate generally equal to 2.0% annually. We generally earn incentive income of 20% of the fund's profits, payable annually, and subject to achieving cumulative positive returns since the prior incentive income payment. Investors in the Drawbridge Special Opportunities Funds may redeem annually on December 31. Because of the illiquid nature of the funds' investments, rather than paying out redemption requests immediately, the fund may elect to pay out redeeming investors as and when the particular investments held by the fund at the time of redemption are realized.

Worden Funds

The Worden Funds invest in a diversified portfolio of undervalued and distressed investments primarily in North America and Western Europe, but also in Australia, Asia and elsewhere on an opportunistic basis.  These funds seek to achieve their investment objectives primarily through investments in loans and asset-based investments, including portfolios of consumer and commercial receivables and asset-backed financial instruments of undervalued or financially troubled companies.  Management fees of 1.75% to 2.0% are generally charged based on the AUM of the Worden Funds.  We earn incentive income of 20% of the funds’ profits, payable annually, subject to achieving cumulative positive returns since the prior incentive income payment.

Japan Income Fund

We launched the Japan Income Fund in December 2013 to invest in a diversified portfolio consisting primarily of long-term, stable, income-generating assets in Japan. The fund primarily targets investments in real estate subject to long-term leases, capital assets and renewable energy projects. The fund is structured as an open ended fund with periodic subscription and redemption rights. A management fee rate of 1.0% is charged on the AUM of the Japan Income Fund, as well as acquisition and disposition fees. We will earn incentive income of 20% on the fund's distributions in excess of a 4% dividend yield.

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

Long Dated Value Funds

The Long Dated Value family of funds was established to focus on making investments with long dated cash flows that may be undervalued because of the lack of current cash flows or because the investment is encumbered by a long term lease or financing. We believe that these investments provide the potential for significant capital appreciation over the long term. The Long Dated Value Funds have an investment life of 25 years, reflecting the funds' longer-term investment profiles. In addition, incentive income is distributed to us after all of a fund's invested capital has been returned, rather than as each investment is realized.

Real Assets Funds

Fortress established the Real Assets Funds seeking to generate superior risk adjusted returns by opportunistically investing in tangible and intangible assets with the potential to achieve significant value generally within a three-to-ten year time horizon. The investment program of these funds focuses on direct investments in four principal investment categories: real estate, capital assets, natural resources and intellectual property. The funds may also make indirect investments in the form of interests in real estate investment trusts ("REITs"), master limited partnerships, corporate securities, debt securities and debt obligations, including those that provide equity upside, as well as options, royalties, residuals and other call rights that provide these funds with the potential for significant capital appreciation. The investments are located primarily in North America and Western Europe, but may also include opportunities in Australia, Asia and elsewhere on an opportunistic basis.

Asia Funds

We launched the Fortress Japan Opportunity Funds in 2009 to take advantage of the significant distressed opportunities that had emerged in Japan similar to those witnessed after the 1997 Asian financial crisis. The funds primarily invest in certain Japanese real estate-related performing, sub-performing and non-performing loans, securities and similar instruments. In addition, we launched the Fortress Global Opportunities (Yen) Fund in the second half of 2010 to make opportunistic investments in distressed and undervalued credits for investors that wish to invest in a Yen denominated fund. This fund invests primarily in North America and Western Europe, but may also invest in Australia, Asia and elsewhere on an opportunistic basis.

Real Estate Opportunities Funds

Fortress established the Real Estate Opportunities Funds primarily to make opportunistic commercial real estate investments. The investment objective of the funds is to generate superior risk adjusted returns by opportunistically investing in commercial real estate and real estate-related (collectively, "CRE") assets, equity investments, loans, securities, and other investments that we believe have the potential to achieve significant total returns generally within a three-to-seven year time horizon. The funds intend to make value-oriented investments throughout the capital structure of CRE assets.

Logan Circle

Logan Circle primarily provides traditional separate account investment management services to institutional clients, including corporate entities, pension plans, mutual funds, private funds, and foundations, as well as public and government entities.  Logan Circle also provides investment advisory services to private funds that are sponsored or managed by Logan Circle or its affiliates.  Management fee rates average 0.16% of AUM and may be tiered based on the amount of AUM of the account.

Competition

The investment management industry is intensely competitive, and we expect the competition may intensify in the future. We face competition in the pursuit of outside investors for our investment funds, acquiring investments in attractive portfolio companies, divesting our investments and other investment opportunities. Competition is based on a number of factors, including: investment performance; investor perception of investment managers' drive, focus and alignment of interest; terms of investment, including the level of fees and expenses charged for services; our actual or perceived financial condition, liquidity and stability; the quality and mix of services provided to, and the duration of relationships with, investors; and our business reputation. Depending on the investment, we expect to face competition primarily from other investment management firms, private equity funds, hedge funds, other financial institutions, sovereign wealth funds, corporate buyers and other parties. Many of our competitors are substantially larger and may have greater financial and technical resources than we possess. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to us, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. Some of these competitors may have higher risk tolerances, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively than we bid for investments that we want to make or accept legal or regulatory limitations or risks we would be unable or unwilling to accept. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment that may provide them with a competitive advantage relative to us when bidding for an investment. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital. Lastly, the market for qualified investment professionals is intensely competitive. Our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our employees.

Structure

The diagram below depicts our organizational structure as of December 31, 2013.

PUBLIC
and
NOMURA
(Class A shares)
PRINCIPALS
(Class B shares)(1)
(Fortress Operating
Group Units)
FORTRESS INVESTMENT GROUP LLC
100%
100%
Intermediate
Holding
Companies
FIG Asset Co. LLC
FIG Corp.
Fortress
Operating
Group
49.1%
of units(2)(4)
50.9%
of units(3)(4)
49.1%
of units(2)(4)
50.9%
of units(3)(4)
Principal Holdings
Operating Entities

(1)
The principals generally hold almost all of the Class B shares, which represent approximately 50.9% of the total combined voting power (i.e., combined voting power of Class A shares and Class B shares) in Fortress Investment Group LLC. The Class B shares are held by the principals and one senior employee. The Class B shares have no economic interest in Fortress Investment Group LLC.

(2)
Represents approximately 49.1% of the limited partner interests (Class A Common Units) and a 100% general partner interest in each of the Operating Entities and in Principal Holdings. We refer to a collection of one limited partner interest in each such entity as a Fortress Operating Group unit, or FOGU.

(3)
FOGU is the term we use to refer to a collection of one limited partner interest in each Fortress Operating Group entity. Represents approximately 50.9% of the limited partner interests (Class B Common Units) in each of the Operating Entities and in Principal Holdings.

(4)	Excludes the effect of equity interests to be granted under our equity incentive plan to employees and directors.

Subsequent to Fortress's repurchase from Nomura and cancellation of 60,568,275 Class A Shares on February 13, 2014, the Class A shareholders and Class B shareholders hold approximately 41.9% and 58.1%, respectively, of the limited partner interests in each Fortress Operating Group entity.

Performance Graph

The following graph compares the cumulative total return for our Class A shares (stock price change plus reinvested dividends) with the comparable return of four indices: Russell 3000, S&P 500, S&P Financial Services, and SNL Asset Manager Index. The graph assumes an investment of $100 in the Company's Class A shares and in each of the indices on December 31, 2008, and that all dividends were reinvested. The past performance of our Class A shares is not an indication of future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Fortress Investment Group LLC	100.00	445.00	570.00	338.00	462.08	931.16
SNL Asset Manager Index	100.00	162.23	186.74	161.52	207.23	318.46
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Financial Services	100.00	113.69	118.89	75.83	114.59	155.22

Where Readers Can Find Additional Information

Fortress Investment Group, LLC is a Delaware limited liability company that was formed on November 6, 2006. Our principal executive offices are located at 1345 Avenue of the Americas, New York, New York 10105.

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

Our internet site is http://www.fortress.com. We will make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Public Shareholders - Corporate Governance’’ section are charters for the company’s Audit Committee, Compensation Committee and Nominating, Corporate Governance and Conflicts Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

The success of our business depends on the efforts, judgment and personal reputations of our principals, Peter Briger, Wesley Edens, Randal Nardone and Michael Novogratz. One of our principals, Randal Nardone, was appointed Chief Executive Officer of the company in addition to his other duties. Our principals' reputations, expertise in investing, relationships with our investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing, are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, the retention of our principals is crucial to our success. In addition, if any of our principals were to join or form a competitor, some of our investors could choose to invest with that competitor rather than in our funds. The loss of the services of any of our principals could have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. Two or more of our principals occasionally travel together, which concentrates the potential impact of an accident on our company. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro Funds. The loss of the chief investment officer of the Fortress Macro Funds and chief investment officer of the Fortress Asia Macro Funds, Adam Levinson, also could result in withdrawal requests. Over the course of 2014, the Fortress Asia Macro Funds will transition into an autonomous business with Fortress as a non-control partner, which will reduce our overall economics from these funds and could result in withdrawal requests. Mr. Levinson will also continue to invest for Fortress managed funds. Substantial withdrawals would have a material adverse effect on the Fortress Macro Funds, Fortress Asia Macro Funds, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz , could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment.

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

The terms of our funds generally give either the general partner of the fund or the fund's board of directors the right to terminate our investment management agreement with the fund. However, insofar as we control the general partner of our funds that are limited partnerships, the risk of termination of any investment management agreement for such funds is limited, subject to our fiduciary or contractual duties as general partner. This risk is more significant for our offshore hedge funds for which we do not serve as the general partner and represent a significant portion of our hedge fund AUM. In addition, the boards of directors of certain hedge funds and our permanent capital vehicles have the right under certain circumstances to terminate the investment management agreements or otherwise attempt to renegotiate the terms of such agreements with the applicable fund or permanent capital vehicle. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant funds or permanent capital vehicles, which could have a material adverse effect on our results of operations.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies or other investments and our new affiliated manager platform based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue and we may be brought into lawsuits involving our new affiliated manager platform. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Our business may be adversely affected by new or revised legislation or regulations imposed by the U.S. government, the SEC or other U.S. governmental regulatory bodies or self-regulatory organizations that supervise the financial markets. We may also be adversely affected by changes in the interpretation or enforcement of existing laws and rules. Dodd-Frank imposes significant new rules on almost every aspect of the U.S. financial services industry, including aspects of our business and the markets in which we operate, which may adversely affect our business. These rules address, among other things, the following topics:

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

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under Dodd-Frank will require or how significantly they will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that Dodd-Frank will, among other things, increase our costs of operating as a public company and impose restrictions on our business. For example, Dodd-Frank could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. Dodd-Frank imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, due to recently adopted regulations, certain of our affiliates have registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

In December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards will require banks to hold more capital, predominately in the form of common equity, than under the current capital framework. In July 2013, U.S. federal banking agencies issued a final rule to comprehensively revise the regulatory capital framework for the U.S. banking sector, which implements many aspects of Basel III as well as changes required by Dodd-Frank. Compliance with the new standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ERISA”). We and our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations, and we and certain of our permanent capital vehicles are subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). The variable interest entity that we will consolidate beginning in February 2014, New Media Investment Group ("New Media", NYSE: NEWM), is also a public company subject to stock exchange regulations and Sarbanes-Oxley. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Finance Inc. is in the consumer finance industry and Nationstar Mortgage is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

New European Union legislation could increase our costs and make it more difficult to operate and market our funds.

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe. European regulators have approved legislation (the Alternative Investment

Fund Managers Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although the implementation of the rules will be staggered over the next five years. Once fully implemented the laws could impose additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation for reporting of many derivative transactions.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential investors and third parties with whom we do business. In recent years, there have been a number of highly-publicized cases involving fraud, insider trading, conflicts of interest or other misconduct by individuals in the financial services industry in general and the hedge fund industry in particular. There is a risk that our employees or employees at entities we manage could engage in misconduct that adversely affects our business. For example, if an employee were to engage or be accused of engaging in illegal or suspicious activities (such as improper trading, disclosure of confidential information or breach of fiduciary duties), we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. Moreover, in July 2012, we entered into agreements to manage senior living facilities pursuant to which we became the employer of a significant number of on-site employees (the compensation expense of which is reimbursed to us by the owners of the facilities). As a result, we are now subject to the risk of employee misconduct with respect to the personal care of the residents of such facilities. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our business.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2013, 2012 and 2011, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we will be required to consolidate certain variable interest entities that we manage, including New Media beginning in February 2014, and therefore document and test effective controls over financial reporting of any of these entities that we consolidate in accordance with Section 404, which will be new public companies, and any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

In addition, generally, there are few limitations on the execution of our funds' investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund's strategy - for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential properties or pools of life settlements - may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protestors, the protest activity may nevertheless have a negative effect on our reputation.

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

Furthermore, we earn investment income from our principal investments. Certain investments may be more speculative and more likely to result in loss of capital than other investments, which may contribute to volatility of our income. For example, investments in digital currencies differ from traditional currencies, commodities or securities, and its value is entirely market-based, which subjects the investment to increased risks.

These quarterly fluctuations in our revenues and profits in any of our businesses could lead to significant volatility in the price of our Class A shares.

The terms of our credit agreement may restrict our current and future operations, particularly our ability to respond to certain changes or to take future actions.

We entered into a credit agreement, which we also refer to as the Credit Agreement, for a new revolving facility, which contains a number of restrictive covenants. These covenants collectively impose significant operating and financial restrictions on us, including restrictions that may limit our ability to engage in acts that may be in our long-term best interests. The financial covenants require that we:

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

Under our current credit agreement, as of December 31, 2013, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of December 31, 2013, $147.3 million was available to be drawn; we had no loans outstanding thereunder and $2.7 million of letters of credit were outstanding. In February 2014, we borrowed $75.0 million under our revolving credit facility. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

The business of the variable interest entity that we consolidate and the industry in which it operates may have a material adverse effect on our results of operations.

We may be required to consolidate certain variable interest entities that we manage though they are majority-owned by third parties. New Media was spun off by Newcastle to its stockholders on February 13, 2014 and immediately after the spin-off, New Media became a publicly traded company independent from Newcastle. As a result, Fortress consolidated New Media beginning February 13, 2014 and, therefore, New Media's income (loss) will impact our net income (loss), but will not have an impact on our net income (loss) attributable to Class A shareholders or total Fortress shareholders' equity. New Media is focused on investing in a diversified portfolio of local media assets and also has an online advertising and digital marketing business. Risks related to New Media's business and industry, including the economies and demographics of the local communities it serves and general economic conditions, may have a material adverse impact on their business and results, which in turn could impact our net income.

In addition, as a public company, New Media will be required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. To the extent that any material weakness or significant deficiency exists in New Media's internal control over financial reporting, it may adversely effect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our obligations under federal securities laws. See "Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act could have a material adverse effect on our business and stock price."

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

As of December 31, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $38.0 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $16.7 million, excluding $6.3 million which has been fully reserved by us. Subsequent to December 31, 2013, $6.4 million of past due management fees from one fund was collected. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.0 billion, $1.5 billion and $2.4 billion during the years ended December 31, 2013, 2012 and 2011 respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $0.2 billion, $0.2 billion and $0.8 billion during the periods ended December 31, 2013, 2012 and 2011, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of December 31, 2013, the cumulative clawback obligation to investors in these funds would be approximately $55.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The deterioration of market conditions in the future, particularly another failure of one or more major financial institutions, a default or serious deterioration in the financial condition of one or more sovereign nations, or another severe contraction of available debt or equity capital, would have a negative impact on our funds, which could materially reduce our revenue and adversely affect our results of operations. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, our ability to take advantage of these opportunities may depend on our access to debt and equity capital and these trends may also be disadvantageous to us, for example such conditions also increase the risk of default with respect to debt investments held by our funds, in particular the mortgage opportunities funds and certain of our permanent capital vehicles.

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

Certain of our permanent capital vehicles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Certain of our permanent capital vehicles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and currently continues to be limited), Newcastle, New Residential or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle for an indeterminate period of time.

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

The counterparty risks that we face have increased in complexity and magnitude as a result of the insolvency of certain financial institutions (such as Lehman Brothers and MF Global) who served as counterparties for derivative contracts, insurance policies and other financial instruments. The consolidation and elimination of counterparties has increased our concentration of counterparty risk and decreased the universe of potential counterparties, and our funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. For additional detail on counterparty risks, please see “-We are subject to risks in using prime brokers, custodians and other financial intermediaries.”

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.0 billion, $1.5 billion and $2.4 billion during the years ended December 31, 2013, 2012 and 2011, respectively. Our liquid hedge fund redemptions for 2012 include $0.7 billion of capital returned to investors in the Fortress Commodities Funds which closed in the second quarter of 2012. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received $0.2 billion, $0.2 billion and $0.8 billion return of capital requests from fee-paying investors during the periods ended December 31, 2013, 2012 and 2011, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Our investment funds often make investments in companies that we do not control and the new affiliated manager platform will involve having interests in funds that we do not control.

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched a new affiliated manager platform that involves taking an economic interest in funds we do not control under a fee-for-services model for infrastructure services. Over the course of 2014, the Fortress Asia Macro Funds will transition into an autonomous business with Fortress as a non-control partner and provider of infrastructure services. Although this model will be flexible on structure, the typical platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner. Those investments will be subject to increased risk that the company or fund in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company or fund may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

Some of our funds invest in foreign countries and securities of issuers located outside of the United States, which involves foreign exchange, political, social, regulatory and economic uncertainties and risks.

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

Foreign investments may also expose us to political, social, regulatory and economic uncertainties affecting a country or region, or to political hostility to investments by foreign or private equity investors. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

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

Our principals control a majority of the combined voting power of our Class A and Class B shares. Accordingly, our principals have the ability to elect all of the members of our board of directors and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. The control of voting power by our principals could deprive Class A shareholders of an opportunity to receive a premium for their Class A shares as part of a sale of our company, and might ultimately affect the market price of the Class A shares.

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

Because our principals primarily hold their economic interests in our business directly through Fortress Operating Group, rather than through the public company, they may have conflicting interests with holders of Class A shares. For example, our principals may have different tax positions from us, which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration the principals' tax considerations even where no similar benefit would accrue to us. Moreover, any distribution by Fortress Operating Group to us to satisfy our tax obligations or to make payments to our principals under the tax receivable agreement will result in a corresponding pro rata distribution to our principals. Our principals are also entitled to distributions on their Fortress Operating Group units in respect of their tax obligations as holders of Fortress Operating Group units. As a result of the foregoing, amounts may be distributed to the holders of the Fortress Operating Group units that are greater in the aggregate, or are distributed earlier in time, than distributions that are made to holders of Class A shares (on a per share basis).

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2013, we had 509,519,258 outstanding Class A shares on a fully diluted basis, including 87,853,694 resulting from vested equity compensation granted pursuant to our equity incentive plan, 19,242,966 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures) and 955,744 restricted Class A shares granted to directors pursuant to our equity incentive plan. In addition, as of December 31, 2013, we had 65,366,830 Class A shares that remained available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2014, 2013, and 2012, the number of shares reserved for issuance pursuant to this calculation increased by 8,174,614, zero, and 9,389,280 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of December 31, 2013, our principals directly owned an aggregate of 249,227,229 Fortress Operating Group units and also owned an aggregate of 1,544,928 Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our principals are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units. On February 13, 2014, we repurchased and canceled the 60,568,275 Class A shares held by Nomura.

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

The U.S. federal income tax treatment of holders of the Class A shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Readers should be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS, and the U.S. Treasury Department, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The IRS pays close attention to the proper application of tax laws to partnerships. The present U.S. federal income tax treatment of an investment in the Class A shares may be modified by administrative, legislative or judicial interpretation at any time, possibly on a retroactive basis, and any such action may affect investments and commitments previously made. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible to meet the qualifying income exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our investments and commitments, change the character or treatment of portions of our income (including, for instance, treating carried interest as ordinary fee income rather than capital gain), affect the tax considerations of an investment in us and adversely affect an investment in our Class A shares. See " - Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis."

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

On February 26, 2014, the House Ways and Means Committee Chairman proposed the Tax Reform Act of 2014. The proposed legislation, if enacted, would limit the definition of qualifying income under the publicly traded partnership rules to income from activities relating to mining and natural resources effective in tax years beginning after 2016. Based on our current income, this change would thereby preclude us from qualifying for treatment as a partnership for U.S. federal income tax purposes. Therefore, this results in us being subject to taxation as a U.S. corporation, which would have a material adverse effect on our net income. It is not possible to predict whether this or similar legislation will be enacted in the future.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties.

We and our affiliates have the following leases in place with respect to our headquarters in New York City and global offices of our affiliates:

Location	Square Footage	Lease Expiration	Current Annual Rent
			(thousands)
New York	191,718	Dec-2016	$13,031

Other
Atlanta	3,256	Nov-2016	64
Berlin	1,753	Mar-2014	31
Cologne	2,271	Mar-2014	37
Dallas	12,430	Apr-2017	282
Dubai	334	May-2014	82
Durham	419	Apr-2014	8
Frankfurt	12,312	Sep-2014	604
Hong Kong	283	Nov-2014	156
Luxembourg City	3,219	Aug-2015	30
London	19,115	May-2017	3,025
Los Angeles	6,987	Nov-2017	383
Munich	689	Mar-2014	33
New Canaan	3,356	Jan-2018	168
Philadelphia	20,903	Jul-2017	548
Plano	6,125	Nov-2017	122
Portland	8,541	Dec-2015	195
San Francisco	21,747	Dec-2016	1,555
Singapore	3,654	Nov-2016	203
Summit	4,450	Jan-2019	196
Sydney	4,080	Dec-2018	375
Tampa	4,726	Apr-2019	38
Tel Aviv	1,689	Jun-2014	73
Tokyo	12,851	Sep-2015	1,328
Temporary Space	1,048	Various	116
Disaster Recovery	n/a	Aug-2016	1,207
Total Other	156,238		10,859
Total	347,956		$23,890

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

	High	Low	Last Sale	Dividends Declared (A)
2013
First Quarter	$6.99	$4.41	$6.40	$0.06
Second Quarter	$7.66	$5.61	$6.56	$0.06
Third Quarter	$8.19	$6.57	$7.94	$0.06
Fourth Quarter	$9.10	$7.26	$8.56	$0.08

2012
First Quarter	$4.44	$3.37	$3.56	$0.05
Second Quarter	$3.86	$2.86	$3.37	$0.05
Third Quarter	$4.58	$3.38	$4.42	$0.05
Fourth Quarter	$4.83	$3.73	$4.39	$0.06

(A)	Represents amounts our board of directors declared as dividends based on earnings and liquidity with respect to the specified periods. The actual declaration dates occurred in the following quarter.

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

We increased our base quarterly dividend to $0.06 per share, effective for the fourth quarter of 2012 and first three quarters of 2013. This supplements the investment made in the fourth quarter of 2012 to repurchase nearly 10% of our outstanding dividend paying shares. We increased our base quarterly dividend to $0.08 per share, effective for the fourth quarter of 2013 and full year 2014. This supplements the investment made in February 2014 to repurchase approximately 12% of our then outstanding dividend paying shares.

Dividend declarations are announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. Actual dividends paid to Class A shareholders depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant. The amount of dividends we are able to pay may be limited by the covenants under our credit agreement, as described under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Covenants.”

On February 19, 2014, the closing price for our Class A shares, as reported on the NYSE, was $8.54. As of February 19, 2014, there were approximately 26 record holders of our Class A shares. This figure does not reflect the beneficial ownership of shares held in nominee name, nor does it include holders of our Class B shares, restricted Class A shares, restricted Class A share units or restricted partnership units.

Item 6. Selected Financial Data.

The selected historical financial information set forth below as of, and for the years ended, December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share data)
Operating Data
Revenues
Management fees, incentive income, expense
reimbursements and other revenues	$1,264,983	$969,869	$858,628	$950,245	$584,095
Expenses	897,603	908,220	1,954,908	1,817,994	1,583,836
Other Income (Loss)
Gains (losses)	53,933	48,921	(30,054)	2,997	25,373
Tax receivable agreement liability adjustment	(8,787)	(8,870)	3,098	22,036	(55)
Earnings (losses) from equity method investees	136,866	156,530	41,935	115,954	60,281
	182,012	196,581	14,979	140,987	85,599

Income (loss) before income taxes	549,392	258,230	(1,081,301)	(726,762)	(914,142)
Income tax benefit (expense)	(65,801)	(39,408)	(36,035)	(54,931)	5,000
Net Income (Loss)	$483,591	$218,822	$(1,117,336)	$(781,693)	$(909,142)
Principals' and Others' Interests in Income (Loss)
of Consolidated Subsidiaries	$283,144	$140,538	$(685,821)	$(497,082)	$(654,527)
Net Income (Loss) Attributable to Class A Shareholders	$200,447	$78,284	$(431,515)	$(284,611)	$(254,615)
Dividends declared per Class A share	$0.24	$0.20	$—	$—	$—

Earnings Per Class A Share - Fortress Investment Group
Net income (loss) per Class A share, basic	$0.83	$0.29	$(2.34)	$(1.79)	$(2.08)
Net income (loss) per Class A share, diluted	$0.79	$0.27	$(2.36)	$(1.83)	$(2.08)
Weighted average number of Class A shares
outstanding, basic	236,246,296	214,399,422	186,662,670	164,446,404	125,740,897
Weighted average number of Class A shares
outstanding, diluted	500,631,423	524,900,132	493,392,235	467,569,571	125,740,897

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Investments, including options	$1,357,604	$1,249,761	$1,079,777	$1,012,883	$867,215
Cash and cash equivalents	364,583	104,242	333,166	210,632	197,099
Total assets	2,674,432	2,155,678	2,220,686	2,076,695	1,660,267
Debt obligations payable	—	149,453	261,250	277,500	397,825
Deferred incentive income	247,556	231,846	238,658	198,363	160,097
Total liabilities	1,059,527	939,028	1,158,294	1,147,280	1,060,953
Shareholders' equity, including accumulated
other comprehensive income (loss)	825,067	626,471	487,431	411,464	261,217
Principals' and others' interests in equity of
consolidated subsidiaries	789,838	590,179	574,961	517,951	338,097
Total Equity	1,614,905	1,216,650	1,062,392	929,415	599,314

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $61.8 billion in AUM as of December 31, 2013. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We invest capital in each of our alternative investment businesses.

The performance of our funds was solid in 2013, with strong performances in most funds and an overall improvement in our operating results in comparison with 2012. In addition, we have continued significant capital raising within our funds and we have continued to improve our financial position. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of December 31, 2013, we managed the following businesses:

Private Equity — a business that manages approximately $15.6 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) publicly traded permanent capital vehicles that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing related assets.

Liquid Hedge Funds — a business that manages approximately $7.4 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

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

Logan Circle — our traditional asset management business, which has approximately $25.4 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. In April 2013, Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

We also invest our own capital alongside the fund investors in order to further align our interests and to earn a return on the investments.

In order to be successful, we must do a variety of things including, but not limited to, the following:

•	Increase the amount of capital we manage for fund investors, also known as our “assets under management” or "AUM"

•	Earn attractive returns on the investments we make.

•	Effectively manage our liquidity, including our debt, if any, and expenses.

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

We disclose the changes in our assets under management below, under “— Assets Under Management”

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

Our liquidity, and our ability to repay our debt, as well as the amount by which our metrics exceed those required under our financial covenants are discussed below, under “— Liquidity and Capital Resources”, “— Debt Obligations”, and “— Covenants”.

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

Our liquidity is discussed below, under “— Liquidity and Capital Resources”. Our compensation expenses, including profit sharing and equity-based compensation, are discussed in Note 8 to our consolidated financial statements contained herein. Our segment operating margin, which we define as the ratio of our fund management distributable earnings to our segment revenues, and which is a measure of our profitability, is discussed in Note 11 to our consolidated financial statements contained herein.

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

3)	Principals agreement compensation (prior to December 31, 2011), which had no economic effect on us and was not considered by management in assessing our performance.

4)	Other general and administrative expenses and interest expenses.

5)	Taxes

The primary measure of operating performance used by management is “Distributable Earnings,” which is further discussed in the “- Results of Operations - Segment Analysis” section herein.

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

In addition, in February 2014, Newcastle distributed all of the common shares of New Media to its shareholders. Fortress entered into a management agreement with New Media in which it receives an annual management fee of 1.5% of the company's equity (as defined in the agreement) and incentive compensation (as defined in the agreement). Fortress determined that New Media qualifies as a variable interest entity and, upon the completion of Newcastle's distribution of New Media's common shares, Fortress determined that it was the primary beneficiary. As a result, Fortress consolidated New Media beginning in February 2014. The consolidation of New Media will not have a material impact on net income attributable to Class A shareholders and total Fortress shareholders' equity as substantially all of the operating results of New Media will be attributable to non-controlling interests. For additional information please see Part II, Item 8 " Financial Statements and Supplementary Data - Note 12 - Subsequent Events."

 Managing Business Performance

We conduct our management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle, and (vii) principal investments in those funds, as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

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

U.S. and global financial and economic conditions have a substantial impact on the success of our business strategy, including our ability to effect realizations and make new investments. In addition, equity market conditions impact the ability of our private equity-style funds to increase the value, and effect realizations, of their portfolio company investments and the ability of our funds to generate positive investment returns. The condition of the debt markets also has a meaningful impact on our business. Several of our funds are directly and indirectly exposed to the debt markets: we invest in debt instruments, our funds borrow money to make investments and our funds utilize leverage in order to increase investment returns, which ultimately drive the performance of our funds. Our portfolio companies also require access to financing for their operations and refinancing of their debt. Furthermore, from time to time, we utilize debt to finance our investments in our funds and for working capital purposes. In general, strong financial and economic conditions including equity and debt markets enable us to execute our business strategy and generate attractive returns while dampening distressed investment strategies, and periods of weakening economies and markets and increased volatility can also present opportunities to invest at reduced valuations and in distressed asset classes, while negatively impacting fees and realizations. For example, a significant decline in the value of our funds’ investments would require that our funds satisfy minimum return or “high water mark” requirements before generating incentive income and could subject us to “clawback” payments relating to incentive income previously collected. For hedge funds and certain other funds, opportunities to generate returns depend on their investment strategies, which may benefit from market declines or volatility.

Global markets continue to focus on the path of U.S. monetary policy as an indicator of the likely direction of global interest rates. Concerns over potential Federal Reserve tapering of its monetary stimulus caused significant market corrections starting in late spring and lasting well into the summer. After the Federal Reserve announced its intention to continue its bond purchasing program, U.S. equity markets improved significantly. In December, the Federal Reserve announced that it would begin tapering in 2014 but not necessarily tightening monetary policy, which contributed to market improvements, particularly as better than expected growth and employment data was also reported. Various factors could affect the pace of tapering, which began in January 2014, including weaker growth and inflation. Although the U.S. economy appears to be recovering, the recovery has been subject to intermittent disruptions, such as the U.S. government shutdown in the fall of 2013. These disruptions, in addition to inconsistent economic data points, have made the recovery’s progress more difficult to assess. However, the Federal Reserve’s announcement contributed to record-high levels in U.S. equity markets and, together with the strengthening of the U.S. dollar, we believe these are trends that may continue as markets adjust to more robust U.S. growth and less quantitative support from the Federal Reserve, though market volatility is also expected.

The Eurozone has slowly started to recover from its recession, though growth and economic recovery remains uneven across regions and, in general, behind that of the U.S. Although we believe sovereign risk has reduced in the Eurozone, slow growth together with a weak labor market and lower levels of inflation continue to hinder gradual recovery in Europe. The European Central Bank may retain its explicit easing bias and forward guidance language in the near term in order to support overall recovery. Prospects for a more politically-stable Eurozone are moving in a positive direction, with the potential for political crisis largely on the regional level. The broader Eurozone, however, will likely face difficult discussions around support packages and restructuring of financial institutions. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of December 31, 2013, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the “Abenomics” plan to reflate the economy, which included substantial quantitative and qualitative easing alongside initial fiscal stimulus, yielded results in 2013, boosting growth and business confidence levels, as well as improving equity valuations and inflation conditions. We believe the current government will continue to implement this loose monetary policy and stimulus strategy as well as further easing measures. Economic improvement and wage inflation could decrease the government’s dependence on a weaker Japanese Yen. However, the success of structural reforms aimed at improving growth through private investment remains uncertain and markets are likely to fluctuate based on whether such reforms are implemented, as well as whether Japan reaches and is able to sustain its inflation target.

Market conditions over the last several years have impacted our business in several ways:

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefitted our business in a number of ways, including, but not limited to, a strong financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to their ability to launch new investment vehicles and raise capital for them. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital.

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

•	Despite the uncertain economic recovery, our funds continue to make investments on an opportunistic basis, and we continue to raise new funds as discussed above and illustrated in the AUM table below.

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

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sector-specific trends. Within the financial services industry, regulatory pressures on the banks combined with a gradually improving economy resulted in a positive market for non-regulated financial institutions domestically. Worldwide growth in trade and transportation continued to expand in 2013 albeit at a more measured pace than in the prior year. Industry dynamics in the senior living sector were also positive, benefiting from a recovery in housing prices, demand outpacing inventory growth and significant growth in the senior population. Challenging European markets have resulted in opportunities for distressed investments in country specific markets such as Italy.

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that excess mortgage servicing rights (MSRs) present an opportunity due to a supply-demand imbalance and significant barriers to entry. New Residential and the MSR Opportunities Funds have recently made significant investments in excess MSRs.

Our macro liquid hedge funds actively trade in global markets.  Performance in 2013 has been favorable, led by positions that profited from weakening of the Japanese Yen, strengthening in global equity markets and rising U.S. interest rates.  During the period from the end of May through August, losses were sustained in global foreign exchange and emerging market fixed income positions as the U.S. Dollar weakened and emerging markets interest rates rose.  Towards the end of the third quarter and in the fourth quarter, our funds posted gains primarily driven by equity positions, which profited from the new highs reached this year. Global market conditions and trends formed around them are always subject to change, however, as are the positions held by our liquid hedge funds.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit (I)
	Funds (I)	Permanent Capital Vehicles		Hedge Funds	PE Funds	Logan Circle	Total
2011
AUM January 1, 2011	$11,923	$3,037	$6,355	$6,773	$4,817	$11,708	$44,613
Capital raised (A)	—	220	1,318	309	190	—	2,037
Increase in invested capital	237	—	25	107	3,123	—	3,492
Redemptions (B)	—	—	(1,708)	(145)	—	—	(1,853)
RCA distributions (C)	—	—	—	(1,222)	—	—	(1,222)
Return of capital distributions (D)	(317)	(19)	—	(140)	(1,854)	—	(2,330)
Adjustment for capital reset (E) (J)	(1,997)		—	—	—	—	(1,997)
Crystallized incentive income (F)	—	—	(69)	(91)	—	—	(160)
Net client flows (traditional)	—	—	—	—	—	841	841
Income (loss) and foreign exchange (G)	(561)	(57)	(406)	385	(44)	975	292
AUM December 31, 2011	$9,285	$3,181	$5,515	$5,976	$6,232	$13,524	$43,713

2012
Capital raised (A)	—	450	993	247	1,058	—	2,748
Increase in invested capital	163	—	7	21	2,817	—	3,008
Redemptions (B)	—	—	(2,045)	(37)	—	—	(2,082)
RCA distributions (C)	—	—	—	(1,100)	—	—	(1,100)
Return of capital distributions (D)	(1,036)	—	(93)	(233)	(1,964)	—	(3,326)
Adjustment for capital reset (E) (J)	—	—	—	—	(331)	—	(331)
Crystallized incentive income (F)	—	—	(3)	(76)	—	—	(79)
Net client flows (traditional)	—	—	—	—	—	5,710	5,710
Income (loss) and foreign exchange (G)	2,199	29	686	867	(63)	1,451	5,169
AUM December 31, 2012	$10,611	$3,660	$5,060	$5,665	$7,749	$20,685	$53,430

2013
Capital raised (A)	—	1,398	2,546	505	—	—	4,449
Increase in invested capital	541	—	3	—	2,236	—	2,780
Redemptions (B)	—	—	(850)	(83)	—	—	(933)
RCA distributions (C)	—	—	—	(1,020)	—	—	(1,020)
Return of capital distributions (D)	(1,008)	—	(122)	(20)	(2,150)	—	(3,300)
Adjustment for capital reset (E) (J)	—	(1,492)	—	—	(6)	—	(1,498)
Crystallized incentive income (F)	—	—	(87)	(168)	—	—	(255)
Net client flows (traditional)	—	—	—	—	—	4,753	4,753
Income (loss) and foreign exchange (G)	1,892	(19)	848	977	(302)	(52)	3,344
AUM December 31, 2013 (H)	$12,036	$3,547	$7,398	$5,856	$7,527	$25,386	$61,750

(A)	Includes offerings of shares by our permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to December 31, as of each respective year end. Redemptions are further detailed below.

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

(G)
Represents the change in AUM resulting from realized and unrealized changes in the reported value of the funds. For certain private equity funds, also includes the impact of a change in AUM basis from invested capital to fair value for certain portfolio companies which became publicly traded.

(H)
AUM is presented mainly in reference to Fortress's ability to generate management fees. Note 3 to our consolidated financial statements, contained herein, provides further information regarding incentive income, and Note 4 provides further information regarding Fortress's investments in the funds, including gains and losses thereon. The percentage of capital invested by Fortress across different funds varies.

(I)
As of December 31, 2013, the private equity and credit funds had approximately $2.2 billion and $4.9 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $2.2 billion is only available for follow-on investments, management fees and other fund expenses.

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

The credit hedge funds generally provide for annual return of capital terms. Return of capital requests must be received at least 90 days prior to a calendar year end, and related payments are made subsequent to year end. For instance, the 2013 return of capital request notice date was October 3, 2013 for capital to be returned after December 31, 2013. Such returns of capital may be paid over time as the underlying fund investments are realized, in accordance with the governing terms of the applicable funds. During the period prior to the return of capital for which a return request has been submitted, such amounts continue to be subject to management fees and, as applicable, incentive income. In particular, return of capital requests within the flagship credit hedge fund (onshore only) in 2009, 2010, 2011, 2012 and 2013 are being paid over time as the underlying fund investments are realized. In such a case, pending payment, this capital is referred to as a redeeming capital account or “RCA.”

In certain cases, redemption notices may be subject to cancellation after receipt and prior to payment.

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through December 31, 2013 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2013	$957,414	$466,056	$510,051		$157,251	$36,250	$121,001
2012	1,482,907	1,483,319	—		248,402	170,923	108,690
2011	2,382,209	2,291,242	—		785,831	616,092	312,444
Prior			—	(A)			254,900	(A)
			$510,051	(B)			$797,035	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $510.1 million to be paid primarily in the first quarter of 2014. For credit hedge funds, reflects $767.9 million in RCAs to be paid as the underlying investments are realized and $29.1 million to be paid primarily in the first quarter of 2014. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception to December 31,
Name of Fund	Date		2013	2012	2011	2013	2012	2011
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$—	$—	$—	25.7%	25.7%	25.7%
Fund II	Jul-02	(A)	—	—	—	35.5%	35.6%	35.4%
Fund III	Sep-04	Jan-15	1,099	1,288	1,286	6.9%	5.8%	0.8%
Fund III Coinvestment	Nov-04	Jan-15	90	118	85	1.8%	1.1%	(0.7)%
Fund IV	Mar-06	Jan-17	2,859	2,790	2,437	3.1%	2.4%	(3.0)%
Fund IV Coinvestment	Apr-06	Jan-17	460	485	567	(0.7)%	(0.8)%	(4.7)%
Fund V (E)	May-07	Feb-18	4,069	2,891	2,441	4.1%	(1.0)%	(5.1)%
Fund V Coinvestment (E)	Jul-07	Feb-18	515	603	541	(7.2)%	(9.6)%	(15.6%)
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Permanent	—	—	—	19.4%	19.2%	14.4%
FRID (GAGFAH)	Mar-05	Apr-15	652	606	304	(0.9)%	(3.2)%	(14.1)%
FRIC (Brookdale)	Mar-06	May-16	164	153	105	(3.7)%	(5.1)%	(11.9)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	—	(100.0)%	(100.0)%	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	1,083	1,083	1,067	6.8%	7.6%	7.1%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	436	443	443	(0.3)%	(1.6)%	(4.0)%
WWTAI	Jul-11	Jan-25	175	101	9	(C)	(C)	(C)
MSR Opportunities Fund I A	Aug-12	Aug-22	255	—	—	(C)	N/A	N/A
MSR Opportunities Fund I B	Aug-12	Aug-22	64	—	—	(C)	N/A	N/A
MSR Opportunities Fund II A	Jul-13	Jul-23	36	—	—	(C)	N/A	N/A
MSR Opportunities Fund II B	Jul-13	Jul-23	—	—	—	(C)	N/A	N/A
MSR Opportunities MA I	Jul-13	Jul-23	8	—	—	(C)	N/A	N/A
Continued on next page.

			AUM			Returns (B)
	Inception	Maturity Date (A)	December 31,			Inception
Name of Fund	Date		2013	2012	2011	to Date (D)	2013	2012	2011
Private Equity - Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	1,795	1,729	1,294	N/A	7.0%	10.1%	12.9%
New Residential Investment Corp.	May-13	Permanent	1,196	—	—	N/A	10.5%	N/A	N/A
Eurocastle Investment Limited	Oct-03	Permanent	556	1,931	1,887	N/A	6.7%	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	284	357	392	9.0%	13.7%	16.9%	(10.5)%
Fortress Macro Funds	May-09	Redeemable	1,546	1,566	1,962	8.8%	14.1%	17.8%	(9.3)%
Fortress Macro MA1	Nov-11	Redeemable	359	177	50	15.0%	14.7%	17.9%	(C)
Fortress Commodities Funds	Jan-08	Closed May-12	—	—	724	(1.4)%	N/A	(12.5)%	(8.0)%
Fortress Commodities Fund MA1 Ltd	Nov-09	Closed Apr-12	—	—	95	(4.7)%	N/A	(6.6)%	(7.8)%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	566	691	780	2.7%	4.8%	8.0%	0.5%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	669	706	676	3.1%	6.7%	7.7%	(2.1)%
Fortress Asia Macro Funds	Mar-11	Redeemable	1,697	433	208	14.5%	17.1%	21.2%	(C)
Fortress Convex Asia Funds	May-12	Redeemable	96	50	—	(5.0)%	(3.3)%	(C)	N/A
Fortress Redwood Fund LTD	Aug-13	Redeemable	613	N/A	N/A	(C)	(C)	N/A	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	3,898	3,793	4,040	11.7%	18.4%	17.9%	10.9%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,317	1,117	877	11.6%	15.6%	16.6%	11.5%
Worden Fund	Jan-10	PE style redemption	201	209	191	12.8%	13.7%	17.6%	5.8%
Worden Fund II	Aug-10	PE style redemption	31	40	21	11.2%	12.4%	13.2%	7.3%
Value Recovery Funds and related assets	(G)	Non-redeemable	402	496	811	(G)	(G)	(G)	(G)

Continued on next page.

			AUM			Returns (B)
	Inception		December 31,			Inception to December 31,
Name of Fund	Date	Maturity Date (A)	2013	2012	2011	2013	2012	2011
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	692	997	1,307	25.8%	26.9%	27.7%
Credit Opportunities Fund II	Jul-09	Jul-22	745	1,014	1,148	18.3%	18.5%	15.7%
Credit Opportunities Fund III	Sep-11	Mar-24	1,400	795	322	(C)	(C)	(C)
FCO Managed Accounts	Sep-08 to Oct-10	Oct-21 to Jun-24	1,172	1,027	950	20.0%	23.1%(H)	24.9%(H)
FCO Managed Accounts (C)	Apr-12 to Jun-12	Jul-24 - Mar-27	457	514	258	(C)	(C)	(C)
Long Dated Value Fund I	Apr-05	Apr-30	185	186	193	5.0%	4.3%	4.0%
Long Dated Value Fund II	Nov-05	Nov-30	142	153	157	3.7%	2.6%	3.8%
Long Dated Value Fund III	Feb-07	Feb-32	87	128	197	8.6%	8.0%	6.2%
LDVF Patent Fund	Nov-07	Nov-27	3	16	16	12.7%	9.7%	14.7%
Real Assets Fund	Jun-07	Jun-17	77	88	112	8.5%	9.3%	8.7%
Japan Opportunity Fund	Jun-09	Jun-19	364	587	958	22.2%	20.5%	17.4%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	713	713	—	(C)	(C)	N/A
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	696	845	—	(C)	(C)	N/A
Net Lease Fund I	Jan-10	Feb-20	33	80	62	22.8%	(C)	(C)
Global Opportunities Fund	Sep-10	Sep-20	255	310	350	(C)	(C)	(C)
Life Settlements Fund	Dec-10	Dec-22	261	210	172	(C)	(C)	(C)
Life Settlements Fund MA	Dec-10	Dec-22	23	19	15	(C)	(C)	(C)
Real Estate Opportunities Fund	May-11	Sep-24	187	47	—	(C)	(C)	N/A
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	29	13	8	(C)	(C)	N/A
Subtotal - all funds			34,712	31,598	29,518
Managed accounts			1,652	1,147	671
Total - Alternative Investments			36,364	32,745	30,189
Logan Circle			25,386	20,685	13,524
Total (I)			$61,750	$53,430	$43,713

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II has passed its contractual maturity date and is in the process of an orderly wind down. Our permanent capital vehicles have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 79% of our alternative investment AUM as of December 31, 2013.

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
For permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns.
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

(D)	For liquid hedge funds and credit hedge funds, reflects a composite of monthly returns presented on an annualized net return basis.

(E)	Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

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

(I)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund and FICO (Intrawest), had zero AUM as of December 31, 2013, 2012 and 2011, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Revenues
Management fees: affiliates	$520,283	$456,090	$464,305	$64,193	$(8,215)
Management fees: non-affiliates	62,795	45,617	58,096	17,178	(12,479)
Incentive income: affiliates	419,828	246,438	155,303	173,390	91,135
Incentive income: non-affiliates	44,383	26,162	1,917	18,221	24,245
Expense reimbursements: affiliates	206,452	186,592	169,282	19,860	17,310
Expense reimbursements: non-affiliates	7,209	4,580	4,057	2,629	523
Other revenues	4,033	4,390	5,668	(357)	(1,278)
	1,264,983	969,869	858,628	295,114	111,241
Expenses
Interest expense	5,382	15,781	18,526	(10,399)	(2,745)
Compensation and benefits	741,761	750,359	706,060	(8,598)	44,299
Principals agreement compensation (expired in 2011)	—	—	1,051,197	—	(1,051,197)
General, administrative and other expense
(including depreciation, amortization and impairment)	150,460	142,080	179,125	8,380	(37,045)
	897,603	908,220	1,954,908	(10,617)	(1,046,688)

Other Income (Loss)
Gains (losses)	53,933	48,921	(30,054)	5,012	78,975
Tax receivable agreement liability adjustment	(8,787)	(8,870)	3,098	83	(11,968)
Earnings (losses) from equity method investees	136,866	156,530	41,935	(19,664)	114,595
	182,012	196,581	14,979	(14,569)	181,602

Income (Loss) Before Income Taxes	549,392	258,230	(1,081,301)	291,162	1,339,531
Income tax benefit (expense)	(65,801)	(39,408)	(36,035)	(26,393)	(3,373)
Net Income (Loss)	$483,591	$218,822	$(1,117,336)	$264,769	$1,336,158
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$283,144	$140,538	$(685,821)	$142,606	$826,359
Net Income (Loss) Attributable to Class A Shareholders	$200,447	$78,284	$(431,515)	$122,163	$509,799

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

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for our permanent capital vehicles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity			Credit
Year Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Total
December 31, 2013	$11,295	$3,308	$6,266	$5,714	$7,191	$22,597	$56,371
December 31, 2012	10,295	3,409	4,838	5,831	6,388	17,806	48,567
December 31, 2011	10,135	3,192	6,132	6,376	5,228	12,712	43,775

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

Fund Management and Investment Platform

In order to accommodate the demands of our funds’ investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 979 asset management employees as of December 31, 2011, to 975 asset management employees as of December 31, 2012, and then changed to 1,074 asset management employees as of December 31, 2013. Additionally, we had 1,250 employees as of December 31, 2013 at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 1,021 such employees as of December 31, 2012.

Revenues

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Total revenues were $1,265.0 million for the year ended December 31, 2013, a net increase of $295.1 million, compared to $969.9 million for the year ended December 31, 2012. The increase in revenues was attributable to (i) increases of $64.2 million and $17.2 million in management fees from affiliates and non-affiliates, respectively, (ii) increases of $173.4 million and $18.2 million in incentive income from affiliates and non-affiliates, respectively, and (iii) increases of $19.9 million and $2.6 million in expense reimbursements from affiliates and non-affiliates, respectively.

The increase in management fees from affiliates of $64.2 million was primarily due to increases in average management fee paying AUM, based on a simple quarterly average, in our private equity funds and liquid hedge funds, of $1.0 billion and $0.8 billion, respectively, and an increase of $21.0 million in management fees resulting from Newcastle and Eurocastle options granted to Fortress during the year ended December 31, 2013 as compared to the prior period.

The increase in management fees from non-affiliates of $17.2 million was primarily related to an increase in average management fee paying AUM, based on a simple quarterly average, of $0.6 billion and $3.8 billion in our liquid hedge fund managed accounts and Logan Circle, respectively.

The increase in incentive income from affiliates of $173.4 million was primarily attributable to (i) an increase of $62.1 million in incentive income primarily earned from the Drawbridge Special Opportunities Funds as a result of an increase in incentive earned on RCA distributions, which represent accounts where investors have provided withdrawal notices and receive payout as underlying fund investments are realized and due to an increase in the average capital eligible for incentive income primarily attributable to higher returns during the year ended December 31, 2013 in the non-RCA accounts, which crystallizes annually, (ii) an increase of $22.9 million of incentive income recognized from Fund II primarily as a result of a realization event and the fund reaching its maturity date during the year ended December 31, 2013, which resulted in the recognition of income as certain contingencies for repayment were resolved, (iii) an increase of $15.7 million in crystallized incentive income recognized from our permanent capital vehicles, (iv) a net increase of $64.4 million in incentive income recognized from our liquid hedge funds primarily as a result of a transfer of interest between two of our funds during August 2013, redemptions and an increase in the average capital eligible for incentive income primarily attributable to higher returns during the year ended December 31, 2013, (v) an increase of $2.2 million of incentive income recognized primarily from the liquidation of Fund I in May 2013, (vi) an increase of $1.7 million of incentive income recognized from the Worden Funds and (viii) a net increase of $4.4 million in incentive income from our credit PE funds primarily due to an increase in deemed tax distributions, which are no longer subject to clawback, for the year ended December 31, 2013, as compared to the prior period.

The $18.2 million increase in incentive income from non-affiliates was primarily related to an increase of $18.7 million in crystallized incentive income from our liquid hedge funds managed accounts, slightly offset by a decrease of $0.3 million in incentive income from our credit PE managed accounts.

The increase in expense reimbursements from affiliates of $19.9 million was primarily related to an increase in operating expenses eligible for reimbursement from our funds, the most significant of which related to the full year effect of the formation of the senior living property management business in July 2012, for the year ended December 31, 2013, as compared to the prior period.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Total revenues were $969.9 million for the year ended December 31, 2012, a net increase of $111.2 million, compared to $858.6 million for the year ended December 31, 2011. The increase in revenues was attributable to increases of $91.1 million and $24.2 million in incentive income from affiliates and non-affiliates, respectively, and an increase of $17.3 million in expense reimbursements from affiliates. These increases were partially offset by decreases of $8.2 million and $12.5 million in management fees from affiliates and non-affiliates, respectively, and a decrease of $1.3 million in other revenues.

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

The increase in expense reimbursements from affiliates of $17.3 million is primarily related to an increase in operating expenses eligible for reimbursement from our funds, including expenses related to our senior living property manager, for the year ended December 31, 2012 as compared to the prior comparative period.

Expenses

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Expenses were $897.6 million for the year ended December 31, 2013, a net decrease of $10.6 million, compared to $908.2 million for the year ended December 31, 2012. The decrease was attributable to a decrease of $8.6 million in compensation and benefits, and a decrease of $10.4 million in interest expense. These decreases were partially offset by a net increase of $8.4 million in general, administrative and other expenses.

Total compensation and benefits decreased due to a $174.0 million decrease in equity-based compensation primarily due to the final vesting of RSUs issued in connection with our IPO and RPUs in January 2013. This decrease was substantially offset by (i) a $108.8 million increase in profit-sharing expenses primarily related to our liquid hedge funds, credit PE funds, credit hedge funds, and Principal Performance Payments, (ii) a $34.2 million increase in other payroll, taxes, and benefits (including wages), and (iii) a $22.4 million increase in discretionary bonuses. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods. The $34.2 million increase in other payroll, taxes and benefits was the result of an increase in headcount and the full year effect of the formation of the senior living property management business in July 2012. The increase of $22.4 million in discretionary bonuses is primarily related to increased headcount and improved performance of the Company.

The decrease in interest expense of $10.4 million primarily relates to a decrease in the average outstanding debt balance and average interest rate for the year ended December 31, 2013, as compared to the prior period.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $3.4 million in professional fees (ii) an increase of $3.2 million in other general and other expenses and (iii) an increase of $1.8 million in recruitment fees.

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

Total compensation and benefits increased primarily due to a $12.7 million increase in other payroll, taxes and benefits, a $13.0 million increase in discretionary bonuses, and a $57.8 million increase in profit-sharing expenses related to our credit hedge funds, liquid hedge funds, Principal Performance Payments, and permanent capital vehicles, partially offset by a $19.6 million decrease in profit-sharing expenses related to our credit PE funds and private equity funds, and a $19.6 million decrease in equity-based compensation. The increases in other payroll, taxes and benefits were primarily due to an increase in wages, severance and related taxes for the year ended December 31, 2012 as compared to the prior comparative period as a result of increased headcount and the formation of a senior living property management subsidiary. The $19.6 million decrease in equity-based compensation was primarily due to (i) a $15.9 million decrease due to the STIP agreement entered into by one of the Principals with a senior employee which impacted 2011 but not 2012, (ii) a $6.2 million decrease related to the net impact of changes in actual forfeiture activity and changes in the forfeiture assumptions associated with the RSUs, and (iii) a $5.3 million decrease related to lower grant date valuations of RSUs granted during 2012 in comparison to RSUs granted during the comparable period in 2011. These decreases were partially offset by a $2.4 million increase related to the departure of our former CEO during the year ended December 31, 2012 and a $5.4 million increase in expense associated with the Principal Performance Payments. Changes in profit sharing expense are a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of December 31, 2013 of $44.0 million with a weighted average recognition period of 2.1 years.

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

Other Income (Loss)

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Other Income (Loss) was $182.0 million for the year ended December 31, 2013, a net decrease of $14.6 million, compared to $196.6 million for the year ended December 31, 2012. This decrease was primarily attributable to (i) a net decrease of $19.7 million in earnings from equity method investees primarily related to the performance of our private equity funds and liquid hedge funds, slightly offset by an increase in performance of our credit PE funds for the twelve months ended December 31, 2013 relative to the prior period, (ii) unrealized losses of $3.7 million associated with the fair value of our holdings of digital currency and (iii) a decrease of $1.1 million in the fair value on affiliate investments and options. This decrease was partially offset by an increase of $8.1 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, and a $3.0 million increase in the fair value of equity securities, for the year ended December 31, 2013 as compared to the prior period.

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

For the years ended December 31, 2013, 2012 and 2011 Fortress recognized income tax expense (benefit) of $65.8 million, $39.4 million and $36.0 million respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in income tax expense (benefit) are detailed as follows:

	Comparative Years
	2013 vs. 2012	2012 vs. 2011
Change in pre-tax income applicable to Class A Shareholders (A)	$52,021	$40,642
Change in foreign and state income taxes	3,247	(6,900)
Change in mix of business (B)	(5,240)	(17,151)
Change in deferred tax asset-impact of equity compensation vesting (C)	(3,659)	2,410
Change in deferred tax asset valuation allowance and related adjustments	(21,186)	(4,052)
Write off of deferred tax asset related to options in affiliates (D)	—	(11,464)
Other	1,210	(112)
Total change	$26,393	$3,373

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
From 2011 to 2012, a lesser proportion of our total income was subject to corporate tax. In 2012, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax. There was a similar change from 2012 to 2013.

(C)	This factor changes based on the amount of equity-based compensation delivered in a given year.

(D)	This portion of the deferred tax asset was fully reserved in the valuation allowance during 2011.

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $140.5 million to $283.1 million, an increase of $142.6 million, primarily attributable to (i) an increase of $155.9 million resulting from a $291.0 million increase in Fortress Operating Group consolidated net income during the year ended December 31, 2013 as compared to the year ended December 31, 2012, (ii) a decrease of $1.1 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group offset by (iii) a decrease of $12.2 million resulting from the dilution of noncontrolling interests in Fortress Operating Group caused by the delivery of restricted stock and restricted partnership awards.

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

Segment Analysis

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle and (vii) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

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

Distributable earnings is described in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data — Segment Reporting,” which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

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

a.
for equity method investments in the private equity funds and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.	subtracting gains (or adding losses) on stock options held in our permanent capital vehicles,

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in our permanent capital vehicles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of our permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(v)
adding back equity-based compensation expense (including permanent capital vehicle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vi)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

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

(x)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$136,406	$119,492	$131,898	$16,914	$(12,406)
Incentive Income	13,738	10,993	(1,748)	2,745	12,741
Segment revenues - total	$150,144	$130,485	$130,150	$19,659	$335
Pre-tax distributable earnings	$94,461	$85,389	$92,813	$9,072	$(7,424)

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable earnings increased by $9.1 million primarily due to:
Revenues

Management fees were $136.4 million for the year ended December 31, 2013, a net increase of $16.9 million, compared to $119.5 million for the year ended December 31, 2012. Management fees increased by $16.9 million due to (i) a net increase of $9.8 million in management fees primarily from Fund IV, Fund V, and FRID primarily as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the year ended December 31, 2013, (ii) an increase of $3.5 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013 (MSR Opportunities Fund I) and September 2013 (MSR Opportunities Fund II), (iii) an increase of $1.7 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows, and (iv) an increase of $1.9 million in management fees from other funds.
Incentive income was $13.7 million for the year ended December 31, 2013, a net increase of $2.7 million, compared to $11.0 million of incentive income recognized for the year ended December 31, 2012. Incentive income increased by $2.7 million due to (i) a $2.2 million increase in the amount of incentive income earned from realization events that occurred in Fund I for the year ended December 31, 2013 as compared to the prior period, and (ii) a $0.5 million increase in the amount of incentive income earned from realization events that occurred in WWTAI for the year ended December 31, 2013 as compared to the prior period.
Expenses

Expenses were $55.7 million for the year ended December 31, 2013, a net increase of $10.6 million, compared to $45.1 million for the year ended December 31, 2012. The net increase of $10.6 million in expenses was primarily attributable to a net increase of $9.7 million in compensation and benefits expense due to increased headcount, as well as a net increase of $0.8 million in profit sharing compensation expense (primarily related to the Fund I realization events mentioned above).
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

Publicly Traded Permanent Capital Vehicles
The following table presents our results of operations for our permanent capital vehicles segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$58,970	$56,255	$53,357	$2,715	$2,898
Incentive Income	17,574	242	—	17,332	242
Segment revenues - total	$76,544	$56,497	$53,357	$20,047	$3,140
Pre-tax distributable earnings	$30,920	$28,809	$24,798	$2,111	$4,011

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable earnings increased by $2.1 million primarily due to:
Revenues

Management fees were $59.0 million for the year ended December 31, 2013, a net increase of $2.7 million, compared to $56.3 million for the year ended December 31, 2012. Management fees increased by $2.7 million primarily as a result of (i) a $15.6 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the second and third quarters of 2012 and the first quarter of 2013, prior to the distribution of New Residential common shares, and the second and fourth quarters of 2013, and (ii) a $2.7 million increase due to fees generated by our senior living property management business which launched in July 2012. These increases were partially offset by a $15.6 million decrease in Eurocastle management fees due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013.
Incentive income was $17.6 million for the year ended December 31, 2013, a net increase of $17.3 million, compared to $0.2 million of incentive income recognized for the year ended December 31, 2012. Incentive income increased by $17.3 million primarily as a result of (i) the recognition of incentive income of $15.7 million for the year ended December 31, 2013, and (ii) an increase of $1.7 million in the exercise of our permanent capital vehicle options allocated to employees which resulted in an increase in incentive income for the year ended December 31, 2013 as compared to the prior period.
Expenses

Expenses were $45.6 million for the year ended December 31, 2013, a net increase of $17.9 million, compared to $27.7 million for the year ended December 31, 2012. The increase of $17.9 million in expenses was primarily attributable to (i) a $10.0 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, partially offset by decreased headcount in Eurocastle, (ii) an increase of $4.2 million in profit sharing compensation expense related to the exercise of certain permanent capital vehicle options allocated to employees and the recognition of incentive income mentioned above, (iii) a net increase of $2.5 million in general and administrative and allocable expenses, and (iv) an increase of $1.2 million in accruals for Principal Performance Payments as compared to the prior period.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Pre-tax distributable earnings increased by $4.0 million primarily due to:

Revenues

Management fees were $56.3 million for the year ended December 31, 2012, an increase of $2.9 million, compared to $53.4 million for the year ended December 31, 2011. Management fees increased $2.9 million primarily as a result of (i) a $5.3 million increase due to an increase in Newcastle AUM resulting from their equity raises in 2011 and 2012, and (ii) $1.4 million of property management fees for the year ended December 31, 2012. These increases were partially offset by a $3.8 million decrease in management fees from certain investments within our permanent capital vehicles, which were concluded in the first quarter of 2012, as well as changes in foreign currency exchange rates.

Incentive income of $0.2 million for the year ended December 31, 2012 resulted from the exercise of Newcastle options.

Expenses

Expenses were $27.7 million for the year ended December 31, 2012, a net decrease of $0.9 million, compared to $28.6 million for the year ended December 31, 2011. The net decrease of $0.9 million in expense was primarily attributable to a $1.9 million net decrease in general and administrative expenses and allocable expenses primarily as a result of a decrease in overall corporate expenses and a decrease in average headcount within our permanent capital vehicles. This decrease was partially offset by a $1.1 million increase in accruals for Principals Performance Payments.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$110,622	$77,531	$108,873	$33,091	$(31,342)
Incentive Income	150,700	67,645	3,787	83,055	63,858
Segment revenues - total	$261,322	$145,176	$112,660	$116,146	$32,516
Pre-tax distributable earnings	$112,934	$45,284	$13,750	$67,650	$31,534

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable earnings increased by $67.7 million primarily due to:

Revenues

Management fees were $110.6 million for the year ended December 31, 2013, a net increase of $33.1 million, compared to $77.5 million for the year ended December 31, 2012. Management fees increased by $33.1 million primarily due to $21.3 million, $13.0 million, $4.0 million and $0.9 million net increases in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by a $3.1 million decrease in management fees due to the closing of the Fortress Commodities Funds (including related managed accounts) in the second quarter of 2012, and $1.6 million and $1.4 million in net decreases in management fees from the Fortress Partners Funds and Drawbridge Global Macro Funds, respectively, primarily as a result of net capital outflows.
Incentive income, which is determined on a fund-by-fund basis, was $150.7 million for the year ended December 31, 2013, a net increase of $83.1 million, compared to $67.6 million for the year ended December 31, 2012. Incentive income increased by $83.1 million primarily due to increases of $44.8 million, $30.7 million, $4.6 million, and $3.0 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund), Fortress Asia Macro Funds (including related managed accounts), Fortress MA I Fund and Drawbridge Global Macro Funds, respectively, as a result of a higher proportion of capital being eligible for incentive income as substantially all capital met or exceeded its high water mark in 2013 and generated subsequent positive performance for the year ended December 31, 2013 as compared to the prior period.

Expenses

Expenses were $148.4 million for the year ended December 31, 2013, a net increase of $48.5 million, compared to $99.9 million for the year ended December 31, 2012. The increase of $48.5 million in expenses was primarily attributable to (i) an increase of $30.6 million in profit sharing compensation expense, (ii) an increase of $10.3 million in net compensation and benefits expense, and (iii) an increase of $7.5 million in accruals for Principal Performance Payments.
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

Incentive income, which is determined on a fund-by-fund basis, was $67.6 million for the year ended December 31, 2012, a net increase of $63.9 million, compared to $3.8 million for the year ended December 31, 2011. Incentive income increased $63.9 million primarily due to (i) a net increase of $52.0 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts) as a result of a higher proportion of capital being eligible for incentive income as certain capital met or exceeded its high water mark in 2012 and generated subsequent positive performance, and (ii) an increase of $14.4 million in the incentive income generated by the Fortress Asia Macro Funds (including related managed accounts) as a result of higher returns and capital as compared to the prior comparative period. These increases in incentive income were partially offset by decreases of $2.2 million and $0.3 million in the incentive income generated by the Fortress Commodities Funds (including related managed accounts), and Fortress Partners Funds, respectively. These decreases were primarily a result of all capital eligible for incentive income remaining below its respective high water mark and the closing of the Fortress Commodities Funds.

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

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$101,890	$101,194	$121,835	$696	$(20,641)
Incentive Income	190,846	130,305	78,460	60,541	51,845
Segment revenues - total	$292,736	$231,499	$200,295	$61,237	$31,204
Pre-tax distributable earnings	$120,863	$92,523	$37,217	$28,340	$55,306

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable earnings increased by $28.3 million primarily due to:
Revenues

Management fees were $101.9 million for the year ended December 31, 2013, a net increase of $0.7 million, compared to $101.2 million for the year ended December 31, 2012. Management fees increased by$0.7 million primarily due to (i) a $1.2 million increase in management fees from the Drawbridge Special Opportunities Funds as a result of an increase in average fee paying capital and (ii) a $0.2 million increase in management fees from the Worden Funds as a result of an increase in average fee paying capital. These increases were partially offset by (i) a decrease of $0.5 million in management fees from the Value Recovery Funds and related assets primarily as a result of certain asset structures within the Value Recovery Funds terminating in the third quarter of 2012 and (ii) a decrease of $0.2 million in management fees from the Drawbridge Special Opportunities Managed Accounts.
Incentive income, which is determined on a fund-by-fund basis, was $190.8 million for the year ended December 31, 2013, a net increase of $60.5 million, compared to $130.3 million for the year ended December 31, 2012. Incentive income increased by $60.5 million primarily due to an increase of $62.1 million in incentive income generated by the Drawbridge Special Opportunities Funds, due to higher returns in the onshore fund and increased crystallization due to RCA distributions in 2013, and an increase of $1.7 million in incentive income generated by the Worden Funds. These increases were partially offset by a $3.3 million decrease in incentive income from other investments.
Expenses

Expenses were $171.9 million for the year ended December 31, 2013, a net increase of $32.9 million, compared to $139.0 million for the year ended December 31, 2012. The increase of $32.9 million in expenses was primarily attributable to (i) an increase of $27.8 million in profit sharing compensation expense, (ii) an increase of $5.0 million in accruals for Principal Performance Payments, and (iii) an increase of $0.4 million in compensation and benefits expense. These increases in expenses were partially offset by a $0.3 million decrease in general and administrative expenses and allocable expenses.
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

Incentive income, which is determined on a fund-by-fund basis, was $130.3 million for the year ended December 31, 2012, a net increase of $51.8 million, compared to $78.5 million for the year ended December 31, 2011. Incentive income increased $51.8 million primarily due to net increases of $44.1 million and $7.6 million in incentive income generated by the Drawbridge Special Opportunities Funds and Worden Funds, respectively, primarily due to higher returns in 2012.

Expenses

Expenses were $139.0 million for the year ended December 31, 2012, a net decrease of $24.1 million, compared to $163.1 million for the year ended December 31, 2011. The decrease of $24.1 million in expenses was primarily attributable to (i) a net decrease of $65.1 million in allocable expenses primarily as a result of a change in expense allocation methodology, and (ii) a net decrease of $6.5 million in general and administrative expenses primarily related to the advisory agreement which concluded in the third quarter of 2011. These decreases in expenses were partially offset by (i) a net increase of $33.9 million in compensation and benefits, which includes a net increase of $27.8 million in profit sharing compensation expense, and (ii) $13.5 million of accruals for Principal Performance Payments.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$95,925	$98,393	$73,273	$(2,468)	$25,120
Incentive Income	120,137	68,568	117,598	51,569	(49,030)
Segment revenues - total	$216,062	$166,961	$190,871	$49,101	$(23,910)
Pre-tax distributable earnings	$56,112	$34,015	$101,169	$22,097	$(67,154)

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable earnings increased by $22.1 million primarily due to:
Revenues

Management fees were $95.9 million for the year ended December 31, 2013, a net decrease of $2.5 million, compared to $98.4 million for the year ended December 31, 2012. Management fees decreased by $2.5 million primarily due to (i) a $8.2 million decrease in management fees in Fortress Credit Opportunities Fund I and Fortress Credit Opportunities Fund II primarily attributable to net capital distributions, (ii) a $4.6 million decrease in management fees in Japan Opportunity Fund due to the expiration of its capital commitment period in June 2012, and (iii) a $1.2 million decrease in management fees in the Long Dated Value Funds and Real Assets Funds, for the year ended December 31, 2013, as compared to the prior period. These decreases in management fees were partially offset by an $11.5 million increase in management fees primarily due to net capital calls or additional commitments made after the first quarter of 2012, most notably in Japan Opportunity Fund II, Credit Opportunities Fund III and FCO Managed Accounts.
Incentive income was $120.1 million for the year ended December 31, 2013, a net increase of $51.5 million, compared to $68.6 million for the year ended December 31, 2012. Incentive income increased by $51.5 million primarily due to (i) a net increase of $48.7 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts, (ii) a net increase of $5.8 million in incentive income generated by Japan Opportunities Fund II, (iii) a net increase of $3.3 million in incentive income generated by the Net Lease Fund, and (iv) a net increase of $3.5 million in incentive income generated from other funds, primarily by the Global Opportunities Fund and the Long Dated Value Funds. All of the increases noted were a result of an increase in distributions generated by realization events. These increases in incentive income were partially offset by a decrease of $9.8 million in incentive income earned from other funds, primarily Japan Opportunity Fund I due to a decrease in distributions as compared to the prior period.

Expenses

Expenses were $159.9 million for the year ended December 31, 2013, a net increase of $27.0 million, compared to $132.9 million for the year ended December 31, 2012. The increase of $27.0 million in expenses was primarily attributable to (i) an increase of $28.7 million in profit sharing compensation expense, (ii) a net increase of $0.6 million in compensation and benefits expense, and (iii) an increase of $0.6 million in accruals for Principal Performance Payments. These increases in expenses were partially offset by a $2.9 million decrease in general and administrative expenses and allocable expenses.
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

Incentive income was $68.6 million for the year ended December 31, 2012, a net decrease of $49.0 million, compared to $117.6 million for the year ended December 31, 2011. Incentive income decreased $49.0 million primarily due to (i) a decrease of $74.3 million in incentive income generated primarily by Credit Opportunities Fund I and a certain FCO Managed Account, and (ii) a decrease of $1.8 million in incentive income generated by the Long Dated Value Funds and Real Assets Funds for the year ended December 31, 2012 as compared to the prior comparative period. These decreases were partially offset by increases of $12.7 million and $14.4 million in incentive income generated primarily by the Japan Opportunity Funds and Credit Opportunities Fund II, respectively, for the year ended December 31, 2012 as compared to the prior comparative period.

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

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Segment revenues
Management Fees	$35,833	$26,796	$20,050	$9,037	$6,746
Incentive Income	—	—	—	—	—
Segment revenues - total	$35,833	$26,796	$20,050	$9,037	$6,746
Pre-tax distributable earnings (loss)	$(11,819)	$(9,793)	$(17,278)	$(2,026)	$7,485

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable loss increased by $2.0 million primarily due to:
Revenues

Management fees were $35.8 million for the year ended December 31, 2013, a net increase of $9.0 million, compared to $26.8 million for the year ended December 31, 2012. Management fees increased $9.0 million due to an increase in average AUM primarily as a result of net client inflows and positive performance.
Expenses

Expenses were $47.7 million for the year ended December 31, 2013, a net increase of $11.1 million, compared to $36.6 million for the year ended December 31, 2012. The increase of $11.1 million in expenses was primarily attributable to an increase of $6.6 million in net compensation and benefits expense, as well as an increase of $4.5 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the year ended December 31, 2013 as compared to the prior period.
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

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Year Ended December 31,			Variance
	2013	2012	2011	2013/2012	2012/2011
Pre-tax distributable earnings (loss)	$30,915	$708	$(10,681)	$30,207	$11,389

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Pre-tax distributable income increased by $30.2 million primarily due to:

•
an $18.9 million increase in net investment income from realizations and the performance of our investments in our funds. The $18.9 million net increase in investment income was due to (i) a net increase of $9.3 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, and (ii) a net increase of $11.3 million in realized gains on investments due to a partial sale of our GAGFAH stock held. These increases were partially offset by a net decrease of $1.7 million attributable to our investments in our hedge funds for the year ended December 31, 2013 as compared to the prior period;

•
a $0.2 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the year ended December 31, 2013 as compared to the prior period;

•
a $10.3 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the year ended December 31, 2013 as compared to the prior comparable period;

•
a $0.6 million increase in net investment income primarily due to the receipt of dividend income earned from a private investment for the year ended December 31, 2013 and an increase in dividend income from our direct investments in Newcastle and New Residential common stock as well as investments held by the new Logan Circle growth equities business for the year ended December 31, 2013, as compared to the prior period;

•	a $3.2 million increase in net investment income due to net realized and unrealized gains on our equity securities managed by Logan Circle’s growth equities business; and

•	a $1.8 million decrease in net investment income due to our foreign currency hedges and foreign currency translation adjustments.
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

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of December 31, 2013:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	$1,215	$—	$1,215	N/A
Fund III and Fund III Coinvestment	13,298	2,288	11,010	N/A
Fund IV and Fund IV Coinvestment	136,481	58,451	78,030	N/A
Fund V and Fund V Coinvestment (D)	178,970	52,021	126,949	N/A
Long Dated Value Funds	20,527	12,557	7,970	N/A
Real Assets Funds	19,305	5,726	13,579	N/A
Credit Opportunities Funds	90,601	50,042	40,564	(5)
Mortgage Opportunities Funds	4,785	—	4,785	N/A
Asia Funds (Japan Opportunity Funds, Global Opportunities Fund)	15,755	10,814	4,941	N/A
WWTAI	3,801	3,323	478	N/A
Real Estate Opportunities Funds	5,227	4,838	389	N/A
MSR Opportunities Funds	713	718	7	(12)
Other Funds (combined)
GAGFAH (XETRA: GFJ)	9,430	112	9,318	N/A
Brookdale (NYSE: BKD)	35,240	8,136	27,104	N/A
Private investment #1	278,704	207,357	71,347	N/A
Private investment #2	108,601	44,770	63,831	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,506	78	2,428	N/A
Newcastle (NYSE: NCT)	5,953	342	5,611	N/A
New Residential (NYSE: NRZ)	6,928	413	6,515	N/A
Other
Hedge fund side pocket investments	98,273	56,050	44,046	(1,823)
Direct investments - GAGFAH	61,620	20,546	41,074	N/A
Direct investments- Other	69,868	25,428	46,474	(2,034)
Total	$1,167,801	$564,010	$607,665	$(3,874)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

(C)
Represents the difference between NAV and segment cost basis. If negative (a deficit), this represents potential future impairment. If positive (an excess), this represents unrealized gains which, if realized, will increase future distributable earnings.

(D)	Includes Fund V (GLPI Sisterco) and Fund V Coinvestment (GLPI Sisterco).

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of December 31, 2013, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $38.0 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $16.7 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.3 million which has been fully reserved by Fortress. Subsequent to December 31, 2013, $6.4 million of past due management fees from one fund were collected. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $364.6 million at December 31, 2013, our available draws under our credit facility of $147.3 million as of December 31, 2013, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of December 31, 2013, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

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

Our capital commitments to our funds with outstanding commitments as of December 31, 2013 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V (A)	6,143
Fund V Coinvestment (A)	2
FRID (GAGFAH)	812
FHIF (Holiday)	8,089
FECI (Florida East Coast / Flagler)	1,551
WWTAI	4,271
MSR Opportunities Fund I A	20
MSR Opportunities Fund I B	20
MSR Opportunities Fund II A	12,179
MSR Opportunities Fund II B	96
MSR Opportunities MA I	2,918
A&K Global Health	250

Credit PE Funds
Credit Opportunities Fund	6,439
Credit Opportunities Fund II	6,357
Credit Opportunities Fund III	11,882
FCO Managed Accounts	43,091
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	96
Real Assets Fund	21,088
Japan Opportunity Fund	2,876
Japan Opportunity Fund II	14,119
Net Lease Fund I	486
Global Opportunities Fund	1,843
Life Settlements Fund	65
Life Settlements Fund MA	43
Real Estate Opportunities Fund	1,296
Real Estate Opportunities REOC Fund	116
Karols Development Co	7,745
Other	245
Total	$160,456

(A)	Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

Year Ending December 31,
2014	$24,681
2015	21,879
2016	20,349
2017	3,160
2018	791
Thereafter	38
Total	$70,898

Debt Obligations

As of December 31, 2013, our debt obligations consisted of our credit agreement, as described below.

In February 2013, we entered into a new $150.0 million revolving credit facility (the “Credit Agreement”) with a $15.0 million letter of credit subfacility. The Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees. In connection with the closing of the Credit Agreement, approximately $2.4 million of fees and expenses were incurred. In January 2014, in connection with the launch of the affiliated manager platform with the Fortress Asia Macro Funds, we entered into an amendment, consent, and waiver to the Credit Agreement. Pursuant to the amendment, the required lenders under the Credit Agreement consented to the Fortress Asia Macro Funds transaction and conforming amendments, primarily certain definitions relating to the financial covenants in order to account for the portion of the business in which we will retain an economic interest.

Increases in the interest rate on our debt obligations under the Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

			Contractual	Final	December 31, 2013
	Face Amount and Carrying Value		Interest	Stated	Amount
Debt Obligation	December 31, 2013	December 31, 2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$—	$—	LIBOR+2.50% (C)	Feb 2016	$147,332
Promissory note (D)	—	149,453	5.00%	Repaid	N/A
Total	$—	$149,453

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

In February 2014, we borrowed $75.0 million from our existing revolving credit facility.

During the year ended December 31, 2013, the average face amount of our outstanding debt was approximately $68.5 million and the highest face amount outstanding at one time during this period was $149.5 million. During this period, we did not incur any new short-term borrowings other than the promissory note described below.

On December 21, 2012, one of our Principals retired and we agreed to purchase all of his 2,082,684 Class A shares and his 49,189,480 Fortress Operating Group units at $3.50 per share, or an aggregate of $179.5 million. In connection with this purchase, we paid $30.0 million of cash and issued a $149.5 million promissory note to the former Principal, which bore interest at 5%. In July 2013, Fortress repaid the promissory note in full, plus accrued interest. As such, this note is no longer outstanding.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $588.1 million to FIG Corp., pursuant to a demand note. As of December 31, 2013, the outstanding balance was approximately $493.2 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

Covenants

Fortress Operating Group is required to prepay any amounts outstanding under the Credit Agreement upon the occurrence of certain events.

The events of default under the Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the Credit Agreement would likely have a material, adverse impact on our liquidity.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined as Management Fee Earning Assets in the Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•
Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to Consolidated EBITDA, each such term as defined in the Credit Agreement) to be greater than 2.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date; or

•
Permit the Consolidated Interest Coverage Ratio (a measure of Consolidated EBITDA compared to Consolidated Interest Charges, each such term as defined in the Credit Agreement) to be less than 4.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date.

The following table sets forth the financial covenant requirements under the Credit Agreement as of December 31, 2013.

	December 31, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,725	(A)
Consolidated Leverage Ratio	≤	2.00	—	(B)
Consolidated Interest Coverage Ratio	≥	4.00	75.71	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the Credit Agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the Credit Agreement. Adjusted Net Funded Indebtedness and Consolidated EBITDA are computed as shown below. Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

December 31, 2013
(in millions)
Outstanding debt	$—
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	(2.7)
Adjusted Net Funded Indebtedness	$—

Year Ended December 31, 2013
(in millions)
Fortress Investment Group LLC net income	$200.4
Depreciation and amortization, interest expense and income taxes	84.9
Extraordinary or non-recurring gains and losses	0.1
Incentive Income Adjustment	21.4
Other Income Adjustment	(234.1)
Compensation expenses recorded in connection with the assignment of certain permanent capital vehicle Options and Stock Based Compensation	45.9
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	285.5
(Income) loss of excluded entities (as defined in the Credit Agreement)	0.8
Consolidated EBITDA	$404.9
Interest charges	$5.3

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit hereto.

Dividends / Distributions

2013

On February 26, 2014 Fortress declared a fourth quarter cash dividend of $0.08 per Class A share. This dividend is payable on March 14, 2014 to holders of record of our Class A shares on March 11, 2014. The aggregate amount of this dividend payment is approximately $14.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.9 million will be paid to holders of restricted Class A share units.

On October 30, 2013, Fortress declared a third quarter cash dividend of $0.06 per Class A share. The dividend was payable on November 15, 2013 to holders of record of our Class A shares on November 12, 2013. The aggregate amount of this dividend payment was approximately $14.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.4 million were paid to holders of restricted Class A share units.

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

During the year ended December 31, 2013, Fortress Operating Group declared distributions of $77.9 million to the principals and one senior employee.

2012

On February 26, 2013, we declared a fourth quarter cash dividend of $0.06 per Class A share. The dividend was payable on March 15, 2013 to holders of record of our Class A shares on March 12, 2013. The aggregate amount of this dividend payment was approximately $13.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.5 million were paid to holders of restricted Class A share units.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $432.9 million, $142.0 million and $168.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Activities — Comparative — 2013 vs. 2012

Cash received for affiliate and non-affiliate management fees decreased by $14.1 million from $541.3 million in 2012 to $527.2 million in 2013. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2012 to 2013 (private equity funds increased by $1.0 billion, permanent capital vehicles decreased by $(0.1) billion, liquid hedge funds increased by $1.4 billion, credit hedge funds decreased by $(0.1) billion, credit PE funds increased by $0.8 billion, and Logan Circle increased by $4.8 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $38.0 million of management fees that were past due at December 31, 2013, as opposed to $31.5 million at December 31, 2012, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $78.0 million increase in cash incentive income received was mainly due to increased realizations within the credit PE funds in 2013.

Cash received as Distributions of Earnings from Equity Method Investments increased $24.8 million from 2012 as a result of realization events within certain funds.

Cash paid for compensation decreased by $210.4 million from the twelve months ended December 31, 2012 to December 31, 2013. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2013 and 2012 primarily related to bonuses and profit sharing earned in 2012 and 2011, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash paid for interest decreased $10.1 million primarily due to a lower average debt balance of $68.5 million in 2013 compared to $167.8 million in 2012.

The receipt in 2012 of prior period receivables for expense reimbursements resulted in a $65.2 million decrease in 2013 for cash received.

In addition, Fortress made a payment of $21.8 million under the tax receivable agreement during the twelve months ended December 31, 2013, compared to $34.4 million during the twelve months ended December 31, 2012.

Operating Activities - Comparative - 2012 vs. 2011

Cash received for affiliate and non-affiliate management fees increased by $73.8 million from $467.5 million in 2011 to $541.3 million in 2012. The primary driver of the increase was the receipt in 2012 of prior period receivables, mainly resulting from realization events within certain Fortress funds that were previously experiencing liquidity issues. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2011 to 2012 (private equity funds increased by $0.2 billion, permanent capital vehicles increased by $0.2 billion, liquid hedge funds decreased by $(1.3) billion, credit hedge funds decreased by $(0.5) billion, credit PE funds increased by $1.2 billion, and Logan Circle increased by $5.1 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress’s alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of past due fees and the termination of an advisory agreement. Approximately $31.5 million of management fees were past due at December 31, 2012, as opposed to $95.2 million at December 31, 2011, as discussed in “- Liquidity and Capital Resources” above. In addition, management fees decreased $14.7 million related to an advisory agreement that concluded in 2011.

The receipt in 2012 of prior-period receivables described above also resulted in a $91.0 million increase in cash received for expense reimbursements.

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

Investing Activities

Our net cash flow provided by (used in) investing activities was $211.7 million, $66.5 million and $80.5 million during the years ended December 31, 2013, 2012 and 2011 respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(37.1) million, $(63.8) million and $(82.6) million during the years ended December 31, 2013, 2012 and 2011 respectively, (ii) distributions of capital from equity method investees of $281.5 million, $140.7 million and $180.9 million during these periods, respectively, (iii) the purchase of $40.0 million of equity securities and digital currency during 2013, (iv) proceeds from the sale of a portion of our GAGFAH direct investment of $18.9 million during 2013 and, (v) purchases of fixed assets, net of proceeds from the disposal of fixed assets, of $(11.5) million, $(10.4) million and $(17.7) million during these periods, respectively.

Financing Activities

Our net cash flow provided by (used in) financing activities was $(384.3) million, $(437.4) million and $(126.2) million during the years ended December 31, 2013, 2012 and 2011, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(104.7) million, $(45.8) million and $(61.5) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(70.2) million, $(48.8) million and $(62.0) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $0.4 million, $0.4 million and $13.5 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(57.9) million, $(44.2) million and $0.0 million, during these periods, respectively, and (v) our net borrowing and debt repayment, including payments for deferred financing costs. In addition, in 2012, Fortress paid $7.8 million of withholding tax on behalf of employees with respect to the delivery of RSUs, effectively repurchasing Class A shares, and paid $30.0 million to a former Principal in exchange for all of his Class A shares, Class B shares and Fortress Operating Group units.

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

As of December 31, 2013, the investment vehicles in which Fortress held an interest were comprised of 47 VIEs and 126 voting interest entities. For a more detailed discussion about our VIEs and other unconsolidated entities please see Note 4 to Part II, Item 8, "Financial Statements and Supplementary Data - Investments and Fair Value."

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

With respect to valuation information provided by independent valuation agents, or pricing services, Fortress performs procedures to verify that such information is reasonable and determined in accordance with GAAP, and that the information is properly classified in the valuation hierarchy. Depending on the circumstances, these procedures generally include the following: (i) using established procedures to assess and approve agents, and their valuation methodologies, prior to their selection, (ii) obtaining a report from an independent auditing firm regarding the reliability of the internal controls of the pricing service providers (formerly known as a “SAS 70 review”), if available, (iii) performing due diligence on the agent's processes and controls, including developing an understanding of the agent's methodologies, (iv) obtaining broker quotations and/or performing an internal valuation in order to gauge the reasonableness of the information provided by the agent, (v) challenging the information provided, as appropriate, and (vi) performing back-testing of valuation information against actual prices received in transactions.

In addition, our investments in our permanent capital vehicles, including options, are held at fair value. The significant assumptions used in valuing the options include volatility, which is subject to significant judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

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

Real estate is usually valued based on sales of comparable property and/or the discounted cash flow method. The value of real estate which is net leased is also influenced by the credit quality of major tenants, as their ability to make lease payments is relevant to the value of the property under lease.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of December 31, 2013. As of December 31, 2013, operations of our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	10%	5%	82%	87%	5%	4%	11%
2. Other observable market parameters	30%	19%	14%	13%	9%	9%	19%
3. Significant unobservable market parameters (A)	60%	76%	4%	—%	86%	87%	70%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 99% and 98% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of December 31, 2013, $10.0 billion of investments in our private equity funds, $1.1 billion of investments in our liquid hedge funds, $8.2 billion of investments in our credit hedge funds, and $8.1 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the year ended December 31, 2013, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$3.6 million or ($3.3 million) (A)	$1.0 million or ($1.0 million)	$15.2 million or ($15.2 million)	$0.1 million or ($1.6 million) (A)

Incentive income	N/A (B)	$0.0 million or ($0.0 million)	$70.5 million or ($71.4 million)	N/A (B)

Earnings from equity method investees	$57.0 million or ($57.0 million)	$8.5 million or ($8.5 million)	$3.3 million or ($3.3 million)	$13.0 million or ($13.0 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of December 31, 2013, $3.2 billion of such portfolio companies valued at level 3 were carried at or below their invested capital and are in funds which are no longer in their commitment period. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming December 31, 2013 is the current reset date.

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

2009	$24.8
2010	77.6
2011	53.5
2012	80.9
2013: Estimated	77.7

2014 - 2021: Average Required	$80.7

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

Each of these elements, particularly the forfeiture factor and dividend growth rate used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material. Increases in the assumed forfeiture factor would decrease compensation expense. Increases in the assumed risk-free rate would (i) decrease compensation expense related to RSUs which do not entitle recipients to dividend equivalents since the estimated value of the foregone dividends would have increased, thereby increasing the discount related to their non-receipt, and (ii) decrease compensation expense related to RSUs with no service conditions since the discount for delayed delivery would have increased. Except for the forfeiture factor, changes in these assumptions will only affect awards made in the future and awards whose accounting is impacted by changes in their fair value (generally those to non-employees, known as “liability awards”).

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

Market Risks

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue, as well as on returns on our principal investments in such funds. For a discussion of the impact of market risk factors on our financial instruments refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk'' and “— Critical Accounting Policies — Valuation of Investments” above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

See Note 10 to Part II, Item 8 “Financial Statements and Supplementary Data” for a discussion of our commitments and contingencies.

Contractual Obligations

As of December 31, 2013, our material contractual obligations are our lease obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date. Fixed and determinable payments due in connection with these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	Thereafter
Operating lease obligations (1)	$70,898	$24,681	$42,228	$3,951	$38
Deferred incentive income (2)	83,350	—	83,350	—	—
Service contracts	41,634	30,180	11,125	267	62
Tax receivable agreement obligations (3)	241,006	26,481	42,991	43,171	128,363
Capital commitments to Fortress Funds (4)	160,456	160,456	—	—	—
Total	$597,344	$241,798	$179,694	$47,389	$128,463

(1)	Excludes escalation charges which per our lease agreements are not fixed and determinable payments.

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

(3)
FIG Corp., a wholly owned subsidiary, entered into a tax receivable agreement with each of the principals that provides for the payment to an exchanging or selling principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of an increase in the tax basis of the assets owned by Fortress Operating Group at the time of an exchange of a Fortress Operating Group limited partnership unit for one of the Class A shares. Such payments are expected to occur over approximately ten years.

(4)
These obligations represent commitments by us to provide capital funding to the Fortress Funds. These amounts are due on demand and are therefore presented in the less than one year category. However, the capital commitments are expected to be called substantially over the next three years.

In addition, we have entered into five-year employment agreements with our principals which were effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of December 31, 2013, operations of our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

•
our credit hedge funds, credit PE funds and permanent capital vehicles perform credit and cash-flow analysis of borrowers, tenants and credit-based assets, and have asset management teams that monitor covenant compliance by, and relevant financial data of, borrowers, tenants and other obligors, asset pool performance statistics, tracking of cash payments relating to investments, and ongoing analysis of the credit status of investments; and

•
our liquid hedge funds continuously monitor a variety of markets for attractive trading opportunities, applying various risk management techniques to analyze risk related to specific assets or portfolios, as well as fund-wide risks.

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of December 31, 2013 (in thousands):

Assets
Investments	$1,253,266
Investments in options	$104,338

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of December 31, 2013, approximately 37% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
For permanent capital vehicles, management fees are not calculated based on NAV but instead a fee is charged based on the funds’ contributed capital (or on revenues, for senior living property management).

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at December 31, 2013 would increase or decrease future incentive income by $195.5 million or $182.1 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

•
Incentive income from our permanent capital vehicles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results (i.e. Funds from operations ("FFO") in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of our permanent capital vehicles’ investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on excess mortgage servicing rights or non-hedge derivatives).

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on December 31, 2013 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than our permanent capital vehicles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at December 31, 2013 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$6.8	$ N/A	(E)	$78.6	$6.8	$ N/A	(E)	$ N/A
Permanent capital vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	12.3	109.1	(H)	15.5	12.3	109.1	(H)	5.9
Credit
Hedge Funds	10.9	85.6		3.3	10.9	85.6		3.1
PE Funds	0.2	N/A	(E)	15.3	0.2	N/A	(E)	N/A
Total	$30.2	$194.7		$112.7	$30.2	$194.7		$9.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(6.5)	$ N/A	(E)	$(78.6)	$(6.5)	$ N/A	(E) (F)	$ N/A	(F)
Permanent capital vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(12.3)	(100.1)	(H)	(15.5)	(12.3)	(100.1)	(H)	(5.9)
Credit
Hedge Funds	(10.9)	(86.6)		(3.3)	(10.9)	(86.6)		(3.1)
PE Funds	(2.0)	N/A	(E)	(15.3)	(2.0)	N/A	(E) (F)	N/A	(F)
Total	$(31.7)	$(186.7)		$(112.7)	$(31.7)	$(186.7)		$(9.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.7 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital and are in funds which are no longer in their commitment period.

(C)
The changes presented do not include any effect related to our direct investment in GAGFAH, Penn, or GLPI common stock. A 10% increase (decrease) in the value of these common shares would affect our unrealized gains and losses by $6.3 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of December 31, 2013, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	27%
Financial Services and Assets	33%
Senior Living	22%
Real Estate	10%
Other	8%
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

(G)
Our investments in our permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in our permanent capital vehicles and options granted to us by our permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $28.8 million or decrease unrealized gains by $26.9 million. Compensation and benefits expense would increase by $3.1 million or decrease by $3.1 million. Furthermore, our permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(H)	Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

The changes presented in the table above do not include any effect related to our direct investment in accounts managed by our Logan Circle growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. A 10% increase (decrease) in the value of the equity prices of the shares held by those accounts would affect our unrealized gains and losses by $2.3 million.

Interest Rate Risk

Subsequent to the repayment of our term loan in October 2012, we are not materially directly impacted by changes in interest rates.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of December 31, 2013, we had a $4.8 million investment in Eurocastle and a $60.1 million investment in GAGFAH, including foreign exchange option contracts, which are accounted for at fair value. We also had $13.5 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on December 31, 2013, we estimate the gains and losses for the year ended December 31, 2013 on these investments would have an increase of approximately $2.6 million or a decrease of approximately $5.6 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of approximately $8.4 million or a decrease of approximately $10.2 million in our gains and losses. In addition, we held $32.7 million of foreign-denominated cash as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

Index to Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements

All supplemental schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fortress Investment Group LLC

We have audited the accompanying consolidated balance sheets of Fortress Investment Group LLC (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fortress Investment Group LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fortress Investment Group LLC and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Fortress Investment Group LLC
We have audited Fortress Investment Group LLC and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Fortress Investment Group LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fortress Investment Group LLC as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 27, 2014

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$364,583	$104,242
Due from affiliates	407,124	280,557
Investments	1,253,266	1,211,684
Investments in options	104,338	38,077
Deferred tax asset, net	354,526	396,320
Other assets	190,595	124,798
	$2,674,432	$2,155,678

Liabilities and Equity

Liabilities
Accrued compensation and benefits	$417,309	$146,911
Due to affiliates	344,832	357,407
Deferred incentive income	247,556	231,846
Debt obligations payable	—	149,453
Other liabilities	49,830	53,411
	1,059,527	939,028

Commitments and Contingencies

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 240,741,920
and 218,286,342 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 249,534,372
and 249,534,372 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Paid-in capital	2,112,720	2,119,102
Retained earnings (accumulated deficit)	(1,286,131)	(1,486,578)
Treasury shares (2,082,684 Class A shares held by subsidiary at December 31, 2012)	—	(3,419)
Accumulated other comprehensive income (loss)	(1,522)	(2,634)
Total Fortress shareholders’ equity	825,067	626,471
Principals’ and others’ interests in equity of consolidated subsidiaries	789,838	590,179
Total equity	1,614,905	1,216,650
	$2,674,432	$2,155,678

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Management fees: affiliates	$520,283	$456,090	$464,305
Management fees: non-affiliates	62,795	45,617	58,096
Incentive income: affiliates	419,828	246,438	155,303
Incentive income: non-affiliates	44,383	26,162	1,917
Expense reimbursements: affiliates	206,452	186,592	169,282
Expense reimbursements: non-affiliates	7,209	4,580	4,057
Other revenues (affiliate portion disclosed in Note 7)	4,033	4,390	5,668
	1,264,983	969,869	858,628
Expenses
Interest expense	5,382	15,781	18,526
Compensation and benefits	741,761	750,359	706,060
Principals agreement compensation (expired in 2011)	—	—	1,051,197
General, administrative and other	136,770	127,149	145,726
Depreciation and amortization	13,690	14,931	33,399
	897,603	908,220	1,954,908
Other Income (Loss)
Gains (losses) (affiliate portion disclosed in Note 4)	53,933	48,921	(30,054)
Tax receivable agreement liability adjustment	(8,787)	(8,870)	3,098
Earnings (losses) from equity method investees	136,866	156,530	41,935
	182,012	196,581	14,979
Income (Loss) Before Income Taxes	549,392	258,230	(1,081,301)
Income tax benefit (expense)	(65,801)	(39,408)	(36,035)
Net Income (Loss)	$483,591	$218,822	$(1,117,336)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$283,144	$140,538	$(685,821)
Net Income (Loss) Attributable to Class A Shareholders	$200,447	$78,284	$(431,515)

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.83	$0.29	$(2.34)
Net income (loss) per Class A share, diluted	$0.79	$0.27	$(2.36)
Weighted average number of Class A shares outstanding, basic	236,246,296	214,399,422	186,662,670
Weighted average number of Class A shares outstanding, diluted	500,631,423	524,900,132	493,392,235

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Comprehensive income (loss) (net of tax)
Net income (loss)	$483,591	$218,822	$(1,117,336)
Foreign currency translation	(772)	(1,447)	417
Comprehensive income (loss) from equity method investees	4,136	(778)	(203)
Total comprehensive income (loss)	$486,955	$216,597	$(1,117,122)
Comprehensive income (loss) attributable to principals’ and others’ interests	$285,243	$139,089	$(685,858)
Comprehensive income (loss) attributable to Class A shareholders	$201,712	$77,508	$(431,264)

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2010	169,536,968	300,273,852	$1,465,358	$(1,052,605)	$—	$(1,289)	$411,464	$517,951	$929,415
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	81,572	81,572
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(840)	—	—	—	(840)	(124,723)	(125,563)
Conversion of Class B shares to Class A shares	4,749,434	(4,749,434)	3,878	—	—	(33)	3,845	(3,845)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	9,243	—	—	—	9,243	—	9,243
Director restricted share grant	143,624	—	412	—	—	—	412	704	1,116
Capital increase related to equity-based compensation, net	15,394,027	10,333,333	481,327	—	—	—	481,327	802,404	1,283,731
Dilution impact of Class A share issuance	—	—	13,333	—	—	(89)	13,244	(13,244)	—
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	(431,515)	—	—	(431,515)	(685,821)	(1,117,336)
Foreign currency translation	—	—	—	—	—	340	340	77	417
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(89)	(89)	(114)	(203)
Total comprehensive income (loss)							(431,264)	(685,858)	(1,117,122)
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$—	$(1,160)	$487,431	$574,961	$1,062,392

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2011	189,824,053	305,857,751	$1,972,711	$(1,484,120)	$—	$(1,160)	$487,431	$574,961	$1,062,392
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	35,387	35,387
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(704)	—	—	—	(704)	(99,082)	(99,786)
Dividends declared	—	—	(42,378)	—	—	—	(42,378)	—	(42,378)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(712)	—	—	—	(712)	(1,027)	(1,739)
Conversion of Class B shares to Class A shares	17,467,232	(17,467,232)	22,362	—	—	(196)	22,166	(22,166)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	25,908	—	—	—	25,908	1	25,909
Director restricted share grant	257,918	—	344	—	—	—	344	500	844
Capital increase related to equity-based compensation, net	12,819,823	10,333,333	82,058	—	—	—	82,058	116,819	198,877
Dilution impact of Class A share issuance	—	—	59,513	—	—	(502)	59,011	(59,011)	—
Repurchase of Class A shares (Note 9)	(2,082,684)	—	—	—	(3,419)	—	(3,419)	(3,870)	(7,289)
Repurchase of Class B shares (Note 9)	—	(49,189,480)	—	(80,742)	—	—	(80,742)	(91,422)	(172,164)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	78,284	—	—	78,284	140,538	218,822
Foreign currency translation	—	—	—	—	—	(660)	(660)	(787)	(1,447)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	(116)	(116)	(662)	(778)
Total comprehensive income (loss)							77,508	139,089	216,597
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Total Equity
Equity - December 31, 2012	218,286,342	249,534,372	$2,119,102	$(1,486,578)	$(3,419)	$(2,634)	$626,471	$590,179	$1,216,650
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	—	70,272	70,272
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	(112)	—	—	—	(112)	(149,420)	(149,532)
Dividends declared	—	—	(56,340)	—	—	—	(56,340)	66	(56,274)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(531)	—	—	—	(531)	(845)	(1,376)
Conversion of Class B shares to Class A shares	10,333,334	(10,333,334)	10,143	—	—	—	10,143	(10,143)	—
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	13,315	—	—	—	13,315	(30)	13,285
Director restricted share grant	127,533	—	372	—	—	—	372	398	770
Capital increase related to equity-based compensation, net	9,912,027	10,333,334	17,037	—	—	—	17,037	18,123	35,160
Dilution impact of Class A share issuance	—	—	14,173	—	(15)	(153)	14,005	(14,005)	—
Reissuance of treasury stock	2,082,684	—	(4,439)	—	3,434	—	(1,005)	—	(1,005)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	200,447	—	—	200,447	283,144	483,591
Foreign currency translation	—	—	—	—	—	(232)	(232)	(540)	(772)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	1,497	1,497	2,639	4,136
Total comprehensive income (loss)							201,712	285,243	486,955
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$—	$(1,522)	$825,067	$789,838	$1,614,905

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2013	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$483,591	$218,822	$(1,117,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,690	14,931	33,399
Other amortization and accretion (included in interest expense)	900	2,942	1,477
(Earnings) losses from equity method investees	(136,866)	(156,530)	(41,935)
Distributions of earnings from equity method investees	84,548	59,785	23,719
(Gains) losses	(53,933)	(48,921)	30,054
Deferred incentive income	(107,276)	(77,993)	(80,093)
Deferred tax (benefit) expense	54,431	29,442	24,622
Adjustment of estimated forfeited non-cash compensation	70	(1,691)	—
Options received from affiliates	(42,516)	(21,524)	(12,615)
Tax receivable agreement liability adjustment	8,787	8,870	(3,098)
Equity-based compensation	39,266	213,274	1,284,086
Options in affiliates granted to employees	8,190	10,134	—
Allowance for doubtful accounts	793	796	5,263
Cash flows due to changes in
Due from affiliates	(347,942)	(58,927)	(133,322)
Other assets	(18,082)	(20,398)	7,322
Accrued compensation and benefits	330,907	(75,390)	51,166
Due to affiliates	(2,667)	(18,241)	(9,353)
Deferred incentive income	118,765	65,361	112,068
Other liabilities	(1,765)	(2,792)	(7,181)
Net cash provided by (used in) operating activities	432,891	141,950	168,243
Cash Flows From Investing Activities
Contributions to equity method investees	(37,084)	(63,798)	(82,610)
Distributions of capital from equity method investees	281,481	140,712	180,855
Proceeds from sale of direct investments	18,849	—	—
Purchase of equity securities	(20,043)	—	—
Purchase of digital currency (Bitcoin)	(20,000)	—	—
Purchase of fixed assets	(11,471)	(10,375)	(17,713)
Net cash provided by (used in) investing activities	211,732	66,539	80,532
Cash Flows From Financing Activities
Repayments of debt obligations	(149,453)	(261,250)	(16,250)
Payment of deferred financing costs	(2,367)	—	—
Repurchase of shares and RSUs (Note 9)	—	(37,776)	—
Dividends and dividend equivalents paid	(57,926)	(44,170)	—
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	401	431	13,484
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(174,937)	(94,648)	(123,475)
Net cash provided by (used in) financing activities	(384,282)	(437,413)	(126,241)
Net Increase (Decrease) in Cash and Cash Equivalents	260,341	(228,924)	122,534
Cash and Cash Equivalents, Beginning of Period	104,242	333,166	210,632
Cash and Cash Equivalents, End of Period	$364,583	$104,242	$333,166
Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31
	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,586	$13,689	$16,122
Cash paid during the period for income taxes	$6,468	$7,932	$8,574
Supplemental Schedule of Non-cash Investing and Financing Activities
Employee compensation invested directly in subsidiaries	$66,779	$34,806	$68,087
Investments of incentive receivable amounts into Fortress Funds	$227,091	$80,523	$143,862
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$5,160	$31,997	$29,423
Exchange of promissory note for shares (Note 9)	$—	$149,453	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America, Western Europe and Asia; and
b)    Publicly traded permanent capital vehicles that invest in a wide variety of real estate related assets including securities, loans, real estate properties and mortgage servicing related assets.

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

The Principals own the majority of the economic interests in Fortress Operating Group through their ownership of Fortress Operating Group units and Class A shares and control Fortress through their ownership of Class A and Class B shares of the Registrant (Note 9) The Principals’ Fortress Operating Group unit interests in the equity and income (loss) of Fortress Operating Group are recorded on the face of the consolidated financial statements as further described in Note 7.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset	6	Relates to potential future tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the credit agreement and promissory note.

Principals' and Others' Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals' and one senior employee's ownership interests in Fortress Operating Group as well as employees' ownership interests in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts, including non-affiliated accounts of the traditional asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	4	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the permanent capital vehicles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

Income Tax Benefit (Expense)	6
The net tax result related to the current period. Certain of Fortress’s revenues are not subject to taxes because they do not flow through taxable entities. Furthermore, Fortress has significant permanent differences between its GAAP and tax basis earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Other

Distributions	9	A summary of dividends and distributions, and the related outstanding shares and units, is provided.

Distributable Earnings	11	A presentation of Fortress's financial performance by segment (fund type) is provided, on the basis of the operating performance measure used by Fortress’s management committee.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting and Consolidation - The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, (ii) variable interest entities (“VIEs”) in which it is the primary beneficiary as described below and (iii) non-VIE partnerships in which it is the general partner where the limited partners do not have rights that would overcome the presumption of control by the general partner.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

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

Risks and Uncertainties - In the normal course of business, Fortress encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Fortress’s or the Fortress Funds’ investments in debt securities, loans, leases, derivatives and other financial instruments that results from a borrower's, lessee’s or counterparty's inability or unwillingness to make required or expected payments. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. Credit risk is enhanced in situations where Fortress or a Fortress Fund is investing in distressed assets, as well as unsecured or subordinate loans or securities, which is a material part of its business.

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

Use of Estimates - The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Revenue Recognition

Management Fees and Expense Reimbursements - Management fees are recognized in the periods during which the related services are performed and the amounts have been contractually earned. Fortress is entitled to certain expense reimbursements pursuant to its management agreements. Fortress selects the vendors, incurs the expenses, and is the primary obligor under the related arrangements. Fortress is considered the principal under these arrangements and is required to record the expense and related reimbursement revenue on a gross basis. Expense reimbursements are recognized in the periods during which the related expenses are incurred and the reimbursements are contractually earned.

Stock Options Received - Fully vested stock options are issued to Fortress by certain of the permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the permanent capital vehicles option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as Gains (Losses).

Incentive Income - Incentive income is calculated as a percentage of the profits earned by the Fortress Funds subject, in certain cases, to the achievement of performance criteria. Incentive income from certain funds is subject to contingent repayment based on the applicable Fortress Fund achieving earnings in excess of a specified minimum return. Incentive income that is not subject to contingent repayment is recognized as contractually earned. Incentive income subject to contingent repayment may be paid to Fortress as particular investments made by the funds are realized. However, if upon liquidation of each fund the aggregate amount paid to Fortress as incentive income exceeds the amount actually due to Fortress based upon the aggregate performance of each fund, the excess is required to be repaid by Fortress (i.e. “clawed back”) to that fund. Fortress has elected to adopt the preferred

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

method of recording incentive income subject to contingencies, whereby it does not recognize incentive income subject to contingent repayment until the termination of the related fund, or when and to the extent distributions from the fund exceed the point at which a clawback of a portion or all of the historic incentive income distributions could no longer occur due to the related contingencies being resolved. Recognition of incentive income allocated or paid to Fortress prior to that date is deferred and recorded as deferred incentive income liability.

Other Revenues and Other Income - Fortress recognizes security transactions on the trade date. Gains and losses are recorded based on the specific identification method and generally include gains (losses) on investments in securities, derivatives, foreign exchange transactions, and contingent consideration accrued in business combinations. Dividend income is recognized on the ex-dividend date, or in the absence of a formal declaration, on the date it is received. Interest income is recognized as earned on an accrual basis.

Balance Sheet Measurement

Cash and Cash Equivalents - Fortress considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Due from/to Affiliates - For purposes of classifying amounts, Fortress considers its principals, employees, all of the Fortress Funds, and the Portfolio Companies to be affiliates. This definition is broader than the strict GAAP definition of affiliates. Amounts due from and due to affiliates are recorded at their contractual amount, subject to an allowance for uncollectible amounts if collection is not deemed probable.

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectable amounts of $3.3 million and $3.2 million as of December 31, 2013 and 2012, respectively, which were recorded as General and Administrative expense.

	Other Assets			Other Liabilities
	December 31,			December 31,
	2013	2012		2013	2012
Fixed assets	$115,392	$104,482	Current taxes payable (Note 6)	$3,388	$3,490
Accumulated depreciation	(81,548)	(68,133)	Accounts payable	607	4,408
Deferred charges	2,367	5,060	Accrued expenses	16,186	16,795
Accumulated amortization	(676)	(4,837)	Deferred rent	7,531	9,425
Receivables	65,545	50,321	Unearned income	10,811	10,754
Equity securities	23,005	—	Derivatives	1,820	—
Digital currency (Bitcoin)	16,298	—	Miscellaneous liabilities	9,487	8,539
Prepaid compensation, net	16,626	16,626		$49,830	$53,411
Prepaid expense	14,486	10,453
Goodwill and intangibles	9,421	9,421
Accumulated amortization	(8,264)	(8,218)
Derivatives	9,749	1,101
Miscellaneous assets, net	8,194	8,522
	$190,595	$124,798

Fixed Assets, Depreciation and Amortization - Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, and computer hardware and software, and are recorded at cost less accumulated depreciation. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful lives, which are the life of the related lease for leasehold improvements, and three to seven years for other fixed assets.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Deferred Charges - Deferred charges consist primarily of costs incurred in obtaining financing, which are amortized over the term of the financing generally using the effective interest method.

Equity Securities - Equity securities consist primarily of investments in unaffiliated publicly traded companies which are valued based on quoted market prices.

Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. Fortress recorded $3.7 million in unrealized losses on digital currency during 2013, which was included in gains (losses) in the Consolidated Statements of Operations.

Prepaid Compensation - Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and would become receivable back from employees at the termination of the related funds.

Goodwill and Intangibles - Goodwill and intangibles represent amounts recorded in connection with business combinations. Goodwill is not amortized but is tested for impairment at least annually. Other intangible assets are amortized over their estimated useful lives.

Deferred Rent - Rent expense is recognized on a straight-line basis based on the total minimum rent required throughout the lease period. Deferred rent represents the difference between the rent expense recognized and cash paid to date.

Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

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

Fortress did not have any derivatives designated as hedges for 2013, 2012 and 2011.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying statements of operations, adjusted for unrealized gains or losses on securities available for sale and on derivatives designated as cash flow

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

hedges, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

The following table summarizes Fortress’s accumulated other comprehensive income (loss):

	December 31,
	2013	2012
Direct
Net foreign currency translation adjustments	$(1,522)	$(1,146)
Through equity method investees
Net foreign currency translation adjustments	—	(1,488)
Accumulated other comprehensive income (loss)	$(1,522)	$(2,634)

The amounts reclassified from accumulated other compensative income (loss) to components of net income (loss), if any, were immaterial for each period presented.

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the years ended December 31, 2013, 2012 and 2011.

Profit Sharing Arrangements - Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income or other amounts realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event within a fund gives rise to the incurrence of a profit sharing obligation. Amounts payable under these profit sharing plans are recorded as compensation expense when they become probable and reasonably estimable.

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

Fortress's determination of the point at which it becomes probable and reasonably estimable that incentive income will be earned and therefore a corresponding profit sharing expense should be recorded is based upon a number of factors, the most significant of which is the level of realized gains generated by the underlying funds which may ultimately give rise to incentive income payments. Accordingly, profit sharing expense is generally recorded upon realization events within the underlying funds. A realization event has occurred when an investment within a fund generates proceeds in excess of its related invested capital, such as when an investment is sold at a gain. In some cases, this accrual is subject to reversal based on a determination that the expense is no longer probable of being incurred (in other words, that a clawback is probable).

Fortress may withhold a portion of the profit sharing payments relating to private equity fund or credit PE fund incentive income as a reserve against contingent repayment (clawback) obligations to the funds. Employees may opt to have these withheld amounts invested in either a money market account or in one of a limited group of Fortress Funds.

Equity-Based Compensation - Fortress currently has several categories of equity-based compensation, which are accounted for as described in Note 8. Generally, the grant date fair value of equity-based compensation granted to employees or directors is

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

expensed ratably over the required service period (or immediately if there is no required service period). Equity-based compensation granted to non-employees, primarily to employees of certain Portfolio Companies, is expensed ratably over the required service period based on its fair value at each reporting date. Equity-based compensation also includes compensation recorded in connection with the Principals Agreement as described in Note 8. Fortress was not a party to the Principals Agreement, which expired in December 2011, and this agreement had no direct economic impact on Fortress.

Income Taxes - As described in Note 1, a substantial portion of Fortress’s income earned by its corporate subsidiary is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Certain subsidiaries of Fortress are subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Interest and penalties, if any, are treated as additional taxes.

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

Recent Accounting Pronouncements - In May 2011, the FASB issued new guidance regarding the measurement and disclosure of fair value, which became effective for Fortress on January 1, 2012. This guidance did not have a material impact on Fortress’s financial position, results of operations or liquidity.

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

The Principals and certain executive officers of Fortress may also serve as directors and/or officers of each of the permanent capital vehicles and of certain Portfolio Companies and may have investments in these entities as well as in other Fortress Funds.

The Fortress Funds are divided into segments and Fortress’s agreements with each are detailed below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Year Ended December 31,
	2013	2012	2011
Private Equity
Private Equity Funds
Management fees: affil.	$135,955	$119,119	$131,898
Management fees: non-affil.	493	394	—
Incentive income: affil.	27,790	2,612	7,877

Permanent capital vehicles
Management fees: affil.	55,976	52,853	48,709
Management fees, options: affil.	42,516	21,524	12,615
Management fees: non-affil.	3,807	3,902	5,148
Incentive income: affil.	15,653	—	—

Liquid Hedge Funds
Management fees: affil.	85,807	63,509	91,796
Management fees: non-affil.	24,815	14,023	17,078
Incentive income: affil.	107,463	43,089	2,803
Incentive income: non-affil.	43,238	24,556	984

Credit Funds
Credit Hedge Funds
Management fees: affil.	101,699	100,835	106,138
Management fees: non-affil.	191	359	15,696
Incentive income: affil.	190,581	126,832	73,340
Incentive income: non-affil.	—	130	—

Credit PE Funds
Management fees: affil.	95,787	98,250	73,149
Management fees: non-affil.	138	143	124
Incentive income: affil.	78,341	73,905	71,283
Incentive income: non-affil.	1,145	1,476	933

Logan Circle
Management fees: affil.	2,543	—	—
Management fees: non-affil.	33,351	26,796	20,050

Total
Management fees: affil.	$520,283	$456,090	$464,305
Management fees: non-affil.	$62,795	$45,617	$58,096
Incentive income: affil. (A)	$419,828	$246,438	$155,303
Incentive income: non-affil.	$44,383	$26,162	$1,917

(A)
See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year) and is generally received subsequent to year end. Incentive income recognized as revenue during the fourth quarter from the funds was $271.2 million, $184.4 million and $70.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, Fortress recognized $78.3 million, $72.6 million and $71.3 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2011	$823,097		$(584,439)	$238,658	$202,805
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	395,808
Distribution of private equity incentive income	71,181		N/A	71,181	(71,181)
Recognition of previously deferred incentive income	N/A		(77,993)	(77,993)	N/A
Deferred incentive income as of December 31, 2012	$894,278		$(662,432)	$231,846	$527,432
Fortress Funds which matured (no longer subject to clawback)	(2,180)		2,180	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	293,663
Distribution of private equity incentive income	124,762		N/A	124,762	(124,762)
Recognition of previously deferred incentive income	N/A		(107,276)	(107,276)	N/A
Changes in foreign exchange rates	(1,776)		—	(1,776)	N/A
Deferred incentive income as of December 31, 2013	$1,015,084	(E)	$(767,528)	$247,556	$696,333	(E)
Deferred incentive income including Fortress Funds which matured	$1,068,740		$(821,184)

(A)	All related contingencies have been resolved.

(B)	Reflected on the balance sheet.

(C)
At December 31, 2013, the net undistributed incentive income is comprised of $779.7 million of gross undistributed incentive income, net of $83.4 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on December 31, 2013 at their net asset values.

(D)
From inception to December 31, 2013, Fortress has paid $447.4 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $779.7 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $401.7 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2013
Distributed incentive income - Private Equity Funds		$862,263
Distributed incentive income - Private Equity Funds in Investment period		527
Distributed incentive income - Credit PE Funds		389,132
Distributed incentive income - Credit PE Funds in Investment Period		92,347
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,015,084

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		December 31, 2013
Undistributed incentive income - Private Equity Funds		$149
Undistributed incentive income - Private Equity Funds in Investment Period		6,402
Undistributed incentive income - Credit PE Funds		474,746
Undistributed incentive income - Credit PE Funds in Investment Period		205,919
Undistributed incentive income - Hedge Funds (total)		92,467
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(83,350)
Undistributed, net of intrinsic clawback		$696,333

Certain investments held by employees and affiliates of Fortress, as well as by Fortress itself, in the Fortress Funds are not subject to management fees or incentive income. During the years ended December 31, 2013, 2012 and 2011, management fees of $4.7 million, $3.9 million and $3.7 million, respectively, and incentive income, exclusive of tax distributions, of $6.0 million, $4.9 million and $2.4 million, respectively, were waived on such employees’ investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds, other than the permanent capital vehicles, and their related incentive income thresholds as of December 31, 2013:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	Feb-13	1,974,298	(3,329,950)	108,527	1,464,179	—	N/A	149	287,985	21,240	—	—
Fund III (2004)	Jan-15	2,762,992	(1,640,031)	2,156,939	1,033,978	1,758,935	724,957	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(184,344)	116,081	26,776	211,517	184,741	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(586,915)	3,825,607	772,961	2,330,614	1,557,653	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(138,625)	592,746	(31,325)	498,698	530,023	—	—	—	—	—
Fund V (2007) (K)	Feb-18	4,103,713	(455,023)	4,671,750	1,023,060	2,035,739	1,012,679	—	—	—	—	—
Fund V Coinvestment (2007) (K)	Feb-18	990,480	(80,701)	572,386	(337,393)	536,930	874,323	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	Apr-15	1,220,229	(642,599)	525,990	(51,640)	853,724	905,364	—	16,447	16,447	16,447	10,041
FRIC (2006) (Brookdale)	May-16	328,754	(17,462)	233,131	(78,161)	245,870	324,031	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(60,291)	(784,811)	506,851	1,291,662	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(63,178)	2,282,100	801,815	985,266	183,451	—	—	—	—	—
FECI (2007) (Florida East Coast/Flagler)	Feb-18	982,779	(165)	964,341	(18,273)	623,383	641,656	—	—	—	—	—
								$149	$862,263	$104,590	$83,350	$55,149
Private Equity Funds in Investment Period
WWTAI (2011)	Jan-25	$208,442	$(41,822)	$193,481	$26,861	$—	N/A	2,030	527	527	—	—
MSR Opportunities Fund IA (2012)	Aug-22	305,343	(40,895)	300,756	36,308	—	N/A	3,505	—	—	—	—
MSR Opportunities Fund IB (2012)	Aug-22	73,957	(9,905)	72,726	8,674	—	N/A	867	—	—	—	—
MSR Opportunities II A (2013)	Jul-23	36,982	—	36,174	(808)	762	1,570	—	—	—	—	—
MSR Opportunities II B (2013)	Jul-23	527	—	510	(17)	11	28	—	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	8,491	—	8,316	(175)	175	350	—	—	—	—	—
								$6,402	$527	$527	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(65,153)	$306,459	$104,287	$127,267	$22,980	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(124,635)	209,046	59,401	100,810	41,409	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(257,072)	217,480	131,396	—	N/A	19,030	5,042	—	—	—
LDVF Patent Fund (2007)	Nov-27	46,191	(42,013)	42,096	37,918	—	N/A	2,924	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(295,841)	176,703	113,520	—	N/A	12,415	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,493,721	(6,384,581)	1,506,428	2,397,288	—	N/A	209,763	260,973	89,739	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,227,882	(1,866,272)	1,284,590	922,980	—	N/A	132,107	48,902	—	—	—
FCO Managed Account (2010)	Jun-22	549,492	(380,679)	411,184	242,371	—	N/A	38,233	7,784	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(28,768)	8,848	26,616	—	N/A	1,770	3,554	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,001,317	(893,989)	603,078	495,750	—	N/A	52,534	52,792	14,936	—	—
Net Lease Fund I (2010)	Feb-20	150,750	(145,287)	80,772	75,309	—	N/A	5,970	3,927	1,211	—	—
								$474,746	$389,132	$105,886	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund III (2011)	Mar-24	2,005,585	(676,030)	1,666,287	336,732	—	N/A	57,645	8,240	—	—	—
FCO Managed Accounts (2008-2012)	Oct-21 to Mar-27	3,288,683	(2,323,330)	1,896,976	931,623	—	N/A	110,218	74,276	34,300	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	391,054	(122,388)	355,174	86,508	—	N/A	14,218	3,257	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	354,099	(93,250)	342,820	81,971	—	N/A	12,011	3,755	—	—	—
Global Opportunities Fund (2010)	Sep-20	275,368	(135,239)	191,258	51,129	—	N/A	8,750	1,222	1,222	—	—
Life Settlements Fund (2010)	Dec-22	376,192	(94,254)	264,601	(17,337)	60,337	77,674	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	30,756	(7,696)	21,472	(1,588)	4,962	6,550	—	—	—	—	—
Real Estate Opportunities Fund (2011)	Sep-24	498,583	(107,845)	434,729	43,991	—	N/A	2,490	913	347	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	37,659	(15,184)	28,863	6,388	—	N/A	587	684	684	—	—
								$205,919	$92,347	$36,553	$—	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,563,799	$482	99.7%	$169	$53,831
Single investor funds	959,313	17	96.9%	—	12,400
Sidepocket investments (R)	16,926	8,663	N/A	349	57
Sidepocket investments - redeemers (S)	162,020	85,117	N/A	2,828	567
Managed accounts	1,192,162	25	99.7%	—	38,268

Asia Macro Funds (T)
Main fund investments	1,633,700	—	100.0%	—	40,446
Managed accounts	196,196	—	100.0%	—	5,067

Fortress Convex Asia Funds (T)
Main fund investments	94,823	4,733	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	$73,230	$32,448	0.1%	$—	$1
Sidepocket investments (R)	145,907	19,247	N/A	3,618	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	4,045,732	—	100.0%	—	135,936
Sidepocket investments (R)	96,809	1,350	N/A	5,119	—
Sidepocket investments - redeemers (S)	232,258	66,236	N/A	4,329	—
Main fund investments (liquidating) (U)	749,924	—	100.0%	75,997	45,047
Managed accounts	6,791	44,299	0.0%	—	—

Worden Funds
Main fund investments	229,302	4	99.0%	—	9,427

Value Recovery Funds (V)
Managed accounts	20,910	4,005	62.0%	58	—

(A)	Vintage represents the year in which the fund was formed.

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
DECEMBER 31, 2013
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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of December 31, 2013, Fortress held $41.0 million of such amounts on behalf of employees related to all of the private equity funds.

(K)
The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%. Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

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

(P)	Represents the amount of incentive income Fortress has earned which is not subject to clawback.

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at December 31, 2013, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at December 31, 2013, the undistributed incentive income from the Macro main fund would not be impacted.

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
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

(V)
Excludes the Value Recovery Funds which had a NAV of $381.4 million at December 31, 2013. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

Private Equity Funds

The following table presents certain information with respect to Fortress’s management agreements with the private equity funds as of December 31, 2013.

Total	Fortress and Affiliates			Longest
Original Capital	Original Capital	Carrying Value	Percent of Capital	Capital Commitment	Longest Fund	Annual	Incentive	Incentive Income
Commitments	Commitments	of Fortress's	Commitments	Period	Termination	Management	Income	Threshold
(A)	(B)	Investments	Drawn	Ends	Date (C)	Fee (D)	(E)	Return (E)
$22,925,033	$2,425,908	$789,894	88.3%	Jan-2016	Jan-2025	1.0% - 1.5%	10% - 20%	0% - 10%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years for private equity funds. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B) Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2013 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$237,182	$526,001	$903,847	$1,667,030	$758,878	$2,425,908

(C)	Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board.

(D)
Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments. Affiliate commitments are not charged management fees. For funds formed after March 2006 which are no longer in the capital commitment period, management fees are based on the value of publicly traded investments. The weighted (by AUM) average management fee rate as of December 31, 2013 was approximately 1.2%.

(E)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) average incentive income rate as of December 31, 2013 was approximately 19.6%, and the weighted average threshold rate was approximately 8.3%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the private equity funds. As of December 31, 2013, for funds where Fortress is entitled to incentive income and profit sharing has been assigned, this portion was equal to approximately 29.3%, based on a weighted average by total capital commitments.

In February 2011, the capital commitment periods of Fund V, Fund V Coinvestment and FECI expired. At such time, the AUM for these funds were reduced in aggregate by approximately $2.0 billion and, beginning in July 2011, these funds generated lower management fees.

In July 2012, Fortress and Fosun Group formed a joint venture, Shanghai Starcastle Senior Living Services Ltd. (“Starcastle”), to develop and operate senior living communities in China, in which Fortress has a 50% ownership interest. Starcastle has received approval from the Shanghai government to operate its first senior living community in China. As of December 31, 2013, Fortress’s investment in Starcastle was approximately $1.2 million and was included in the Private Equity Funds segment.

In May 2013, Fund I was substantially liquidated. In connection with this liquidation: (i) Fortress received its share of the incentive income of $4.9 million from Fund I in the form of cash and equity interests in three liquidating entities, (ii) Fortress acquired NIH's

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

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

In December 2013, Fund V and Fund V Coinvestment distributed all of their holdings in Gaming and Leisure Properties, Inc. (GLPI) common stock to newly formed sister companies named Fund V (GLPI Sisterco) and Fund V Coinvestment (GLPI Sisterco), respectively, and the investors of Fund V and Fund V Coinvestment received limited partner interests in these new funds. As sister companies, Fund V (GLPI Sisterco) and Fund V Coinvestment (GLPI Sisterco) have similar fund terms as Fund V and Fund V Coinvestment, respectively.

Permanent capital vehicles

The permanent capital vehicles are comprised of Newcastle (NYSE: NCT), New Residential (NYSE: NRZ) and Eurocastle (NYSE Euronext, Amsterdam: ECT). The following table presents certain information with respect to the permanent capital vehicles as of December 31, 2013.

Annual	Incentive	Incentive Income	Carrying Value of
Management Fee (A)	Income (B)	Threshold Return (B)	Fortress's Investments
1.5%	25%	8% - 10%	$15,387

(A)	Expressed as a percent of gross equity, as defined.

(B)
The incentive income is earned on a cumulative basis equal to the product of (1) the incentive income percent (shown above) multiplied by (2) the difference by which (i) a specified measure of earnings (as defined) exceeds (ii) the company's gross equity (as defined) multiplied by the incentive income threshold return (shown above). As a result of not meeting the incentive income threshold, the incentive income from Newcastle and Eurocastle have been discontinued for an indeterminate period of time.

The management agreements between Fortress and the permanent capital vehicles provide for initial terms of up to ten years, subject to certain termination rights, and automatic extensions of one to three years, subject to the approval of the independent members of the permanent capital vehicles' boards of directors.

In 2012, Fortress formed a consolidated senior living property management subsidiary. As of December 31, 2013, this subsidiary has agreements to manage 17 senior living properties, including 15 which are owned by Newcastle and two which are owned by third parties. Fortress will receive management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years of the agreements and 7.0% thereafter. In addition, Fortress will receive reimbursement for certain expenses, including all of the compensation expense associated with the 1,250 on-site employees. Upon the acquisition of the first eight properties by Newcastle, which occurred in July 2012, Newcastle reimbursed Fortress for approximately $6.4 million of pre-acquisition expenditures.

In addition, Fortress raised equity within Newcastle and Eurocastle as described in Note 4.

In April 2013, Eurocastle (Note 4) completed a restructuring process that resulted in the conversion of its outstanding convertible debt. As part of that restructuring, Fortress entered into an amended management agreement with Eurocastle that reduced the AUM used to compute Eurocastle's management fees from €1.5 billion to €0.3 billion as of April 1, 2013, and in doing so also reduced the earnings threshold required for Fortress to earn incentive income from Eurocastle. Following the conversion of its outstanding convertible debt, Eurocastle effected a one for two hundred reverse split of its common stock.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Liquid Hedge Funds

The following table presents certain information with respect to the liquid hedge funds, including related managed accounts, as of December 31, 2013.

Assets Under	Carrying Value of	Annual	Incentive
Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
$7,398,354	$158,920	1% - 2%	15% - 25%

(A) Expressed as a percent of AUM (as defined). New investors are currently charged a management fee rate of between 1% and 2%. The weighted (by AUM) average management fee rate as of December 31, 2013 was approximately 1.8%.
(B) Expressed as a percent of the total returns of the funds. The incentive income is generally earned on a calendar year (annual) basis. The weighted (by AUM) average incentive income rate as of December 31, 2013 was approximately 19.9%.

Credit Hedge Funds

The following table presents certain information with respect to the credit hedge funds, including related managed accounts, as of December 31, 2013.

	Assets Under	Carrying Value of	Annual	Incentive
	Management (AUM)	Fortress's Investments	Management Fee (A)	Income (B)
Fortress Originated	$5,453,942	$58,825	1% - 2.75%	10% - 20%
Non-Fortress Originated	402,304	1	1%	5%

(A) For Fortress originated AUM, expressed as a percent of AUM (as defined). The weighted (by AUM) average management fee rate as of December 31, 2013 was approximately 2.0%. For non-Fortress originated AUM, management fees are equal to 1% of realized proceeds.
(B) For Fortress originated AUM, expressed as a percent of the total returns of fund and the incentive income is earned on a calendar year (annual) basis. For non-Fortress originated AUM, Fortress may receive limited incentive income if aggregate realizations exceed an agreed threshold.

Credit PE Funds

The following table presents certain information with respect to Fortress’s management agreements with the credit PE funds, including related managed accounts, as of December 31, 2013.

Total	Fortress and	Carrying	Percent of	Longest	Longest			Incentive
Original	Affiliates	Value	Capital	Capital	Fund	Annual		Income
Capital	Original Capital	of Fortress's	Commitments	Commitment	Termination	Management	Incentive	Threshold
Commitments (A)	Commitments (B)	Investments	Drawn	Period Ends (C)	Date (D)	Fee (E)	Income (F)	Return (F)
$14,837,543	$903,795	$159,044	58.5%	Nov-2027	Feb-2032	0.75% - 2.25%	10% - 20%	0% - 9%

(A)
Represents the total amount of capital originally committed by investors to these funds. This capital can be called, or drawn, for new investments during the capital commitment period, generally up to three years. Subsequent to the capital commitment period, it may only be drawn to maintain ongoing business as permitted by the applicable fund agreement.

(B)	Affiliate commitments are comprised of the following. Fortress’s remaining commitments as of December 31, 2013 are discussed in Note 10.

Employees, Former		Other Fortress	Total
Employees and BOD Members	Principals	Funds	Affiliates	Fortress	Total
$95,985	$157,580	$405,404	$658,969	$244,826	$903,795

(C)	Only $0.7 billion of the total capital commitments extend beyond December 2016.

(D)
Including the assumed exercise of all available extensions, which in some cases require the approval of the applicable fund advisory board. $5.6 billion of the total commitments extend beyond December 2023.

(E)
Expressed as a percent. This percent is generally applied to the capital commitment amount during the capital commitment periods and to invested capital (as defined, or NAV on an investment by investment basis, if lower) thereafter. In some funds, management fee rates vary depending on the size of commitments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Affiliate commitments are not charged management fees. The weighted (by AUM) average management fee rate as of December 31, 2013 was approximately 1.4%.

(F)
Expressed as a percent of the total returns of the funds. The incentive income is subject to: (i) the achievement of a cumulative incentive income threshold return payable to the third party investors in the funds, which is the minimum return these investors must receive in order for incentive income to be paid, and (ii) a contingent repayment or clawback provision which requires amounts previously distributed as incentive income to be returned to each fund if, upon liquidation of such fund, such amounts exceeded the actual amount of incentive income due. Affiliate commitments are not subject to incentive income. The weighted (by AUM) incentive income rate as of December 31, 2013 was approximately 19.6% and the weighted average threshold was approximately 7.5%.

Pursuant to profit sharing arrangements, certain of Fortress’s employees are entitled to a portion of the incentive income received from the credit PE funds. As of December 31, 2013, for funds where profit sharing has been assigned, this portion was equal to approximately 56.5%, based on a weighted average by total capital commitments.

Traditional Asset Management Business

Logan Circle Partners, L.P. (“Logan Circle”) is an asset manager with approximately $25.4 billion in assets under management as of December 31, 2013, which Fortress acquired in April 2010. As of December 31, 2013, the Logan Circle AUM pays an average annual management fee of approximately 0.16%.

The assets acquired primarily included goodwill and other intangible assets, which were recorded in Other Assets, and had a carrying value of $0.2 million as of December 31, 2013. In the third quarter of 2011, Fortress determined that Logan Circle had not met certain growth targets in its business plan and therefore performed an intangible asset impairment test. As a result of this test, $20.1 million of goodwill and other intangible assets was written off through Depreciation and Amortization.

In connection with the acquisition of Logan Circle, Fortress established a compensation plan for former Logan Circle employees who became employees of Fortress (the “Logan Circle Comp Plan” - see Note 8).

In 2013, Logan Circle formed a growth equities business and Fortress made an investment therein (Note 4).

4. INVESTMENTS AND FAIR VALUE

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	December 31, 2013	December 31, 2012
Equity method investees	$1,174,878	$1,135,329
Equity method investees, held at fair value (A)	78,388	76,355
Total equity method investments	$1,253,266	$1,211,684
Options in equity method investees	$104,338	$38,077

(A)	Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the permanent capital vehicles (NCT, NRZ and ECT).

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Gains (losses) can be summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Net realized gains (losses)	$1,247	$1,101	$(4,122)
Net realized gains (losses) from affiliate investments	12,030	(80)	(722)
Net unrealized gains (losses)	6,273	332	3,068
Net unrealized gains (losses) from affiliate investments	34,383	47,568	(28,278)
Total gains (losses)	$53,933	$48,921	$(30,054)

These gains (losses) were generated as follows:

	Year Ended December 31,
	2013	2012	2011
Mark to fair value on affiliate investments and options	$46,371	$47,506	$(31,398)
Mark to fair value on derivatives	8,402	264	2
Mark to fair value on equity securities	2,962	—	—
Unrealized gains (losses) on digital currency (Bitcoin)	(3,702)	—	—
Other	(100)	1,151	1,342
Total gains (losses)	$53,933	$48,921	$(30,054)

The underlying investments of the Fortress Funds are diversified by issuer, industry and geographic location. They are comprised of both equity and debt investments, as well as derivatives, including investments in affiliated entities. A majority of the investments are in the United States, with investments also in Western Europe and Asia. There are some concentrations, mainly in the private equity funds, in the financial services, transportation and infrastructure, leisure and gaming, real estate (including Florida commercial real estate and German residential real estate) and senior living sectors, including certain individual investments within the funds which are significant to the funds as a whole. Furthermore, the Fortress Funds have concentrations of counterparty risk with respect to derivatives and borrowings.

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s concentrations from a management fee and incentive income perspective (which mirror the funds’ investments) and its concentrations from an investment perspective are different. From an investment perspective, Fortress’s most significant investment as of December 31, 2013, which comprised approximately 22% of its equity method investments, is in a fund with a single investment which focuses on the U.S. rail transportation and real estate sectors.

Fortress elected to record its investments in and options from Newcastle, New Residential and Eurocastle, and its investment in GAGFAH, at fair value. Fortress made this election to simplify its accounting for these publicly traded equity securities (and related interests). Fortress accounts for dividends received from these investments as dividend income, a component of Other Revenues.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	December 31,	December 31,	Year Ended December 31,
	2013	2012	2013	2012	2011
Private equity funds, excluding NIH	$789,894	$720,817	$82,480	$104,745	$21,399
NIH	—	1,177	(554)	230	(88)
Publicly traded portfolio companies (A)(B)	63,001	67,313	N/A	N/A	N/A
Newcastle (B)	5,953	9,002	N/A	N/A	N/A
New Residential (B)	6,928	—	N/A	N/A	N/A
Eurocastle (B)	2,506	40	N/A	N/A	N/A
Total private equity	868,282	798,349	81,926	104,975	21,311
Liquid hedge funds	158,920	180,664	13,124	17,505	5,209
Credit hedge funds	58,825	58,507	12,242	11,469	7,528
Credit PE funds	159,044	166,482	29,824	22,176	7,985
Other	8,195	7,682	(250)	405	(98)
	$1,253,266	$1,211,684	$136,866	$156,530	$41,935

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Private Equity			Liquid	Credit
	NIH	Other Funds	Publicly Traded Portfolio Companies and Permanent Capital Vehicles (A)	Hedge Funds	Hedge Funds	PE Funds	Other	Total
Investment - December 31, 2011	$1,251	$626,515	$34,530	$204,892	$53,831	$141,186	$7,046	$1,069,251
Earnings from equity method investees	230	104,745	N/A	17,505	11,469	22,176	405	156,530
Other comprehensive income from equity method investees	—	—	N/A	—	—	(1,091)	—	(1,091)
Contributions to equity method investees (B)	—	6,545	337	27,837	79,430	46,898	245	161,292
Distributions of earnings from equity method investees	—	(16,646)	N/A	(7,847)	(14,200)	(21,081)	(11)	(59,785)
Distributions of capital from equity method investees (B)	(304)	(2,294)	N/A	(61,723)	(72,023)	(19,781)	(3)	(156,128)
Total distributions from equity method investees	(304)	(18,940)	N/A	(69,570)	(86,223)	(40,862)	(14)	(215,913)
Mark to fair value - during period (C)	N/A	—	40,410	N/A	N/A	N/A	N/A	40,410
Translation adjustment	—	—	1,078	—	—	(1,807)	—	(729)
Dispositions	—	—	—	—	—	(18)	—	(18)
Reclassification to Due to Affiliates (D)	—	1,952	—	—	—	—	—	1,952
Investment - December 31, 2012	1,177	720,817	76,355	180,664	58,507	166,482	7,682	1,211,684
Earnings from equity method investees	(554)	82,480	N/A	13,124	12,242	29,824	(250)	136,866
Other comprehensive income from equity method investees	12	—	N/A	—	—	—	—	12
Contributions to equity method investees (B)	—	17,225	319	61,084	166,457	40,251	910	286,246
Distributions of earnings from equity method investees	—	(28,281)	N/A	(22,159)	(12,365)	(21,731)	(12)	(84,548)
Distributions of capital from equity method investees (B)	(635)	(5,346)	N/A	(73,793)	(166,016)	(54,994)	(135)	(300,919)
Total distributions from equity method investees	(635)	(33,627)	N/A	(95,952)	(178,381)	(76,725)	(147)	(385,467)
Mark to fair value - during period (C)	N/A	802	17,711	N/A	N/A	N/A	N/A	18,513
Translation adjustment	—	—	2,828	—	—	(764)	—	2,064
Dispositions	—	—	(18,825)	—	—	(24)	—	(18,849)
Reclassification to Due to Affiliates (D)	—	2,197	—	—	—	—	—	2,197
Investment - December 31, 2013	$—	$789,894	$78,388	$158,920	$58,825	$159,044	$8,195	$1,253,266

Undistributed earnings - December 31, 2013	$—	$77,741	$ N/A	$449	$1,987	$8,179	$1,977	$90,333

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Year Ended December 31,
	2013		2012
	Contributions	Distributions of Capital	Contributions	Distributions of Capital
Per Consolidated Statements of Cash Flows	$37,084	$(281,481)	$63,798	$(140,712)
Investments of incentive receivable amounts into Fortress Funds	227,091	—	80,523	—
Change in distributions payable out of Fortress Funds	—	(184)	—	1,853
Net funded*	18,714	(18,714)	16,554	(16,554)
Consolidation of private equity liquidating entity	2,553	—	—	—
Other	804	(540)	417	(715)
Per Above	$286,246	$(300,919)	$161,292	$(156,128)

*In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(C)	Recorded to Gains (Losses).

(D)	Represents a portion of the general partner liability discussed in Note 10.

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end. NIH, the permanent capital vehicles, GAGFAH and Other are not presented as they are insignificant to Fortress’s investments.

	Private Equity Funds excluding NIH (B)
	December 31, (or year then ended)
	2013	2012	2011
Assets	$17,176,529	$15,944,821
Debt	(1,626)	—
Other liabilities	(185,144)	(143,951)
Equity	$16,989,759	$15,800,870
Fortress’s Investment	$789,894	$720,817
Ownership (A)	4.6%	4.6%

Revenues and gains (losses) on investments	$2,363,899	$3,386,060	$1,144,271
Expenses	(211,590)	(188,690)	(251,806)
Net Income (Loss)	$2,152,309	$3,197,370	$892,465
Fortress’s equity in net income (loss)	$82,480	$104,745	$21,399

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Liquid Hedge Funds			Credit Hedge Funds
	December 31, (or year then ended)
	2013	2012	2011	2013	2012	2011
Assets	$13,167,316	$9,293,405		$10,226,023	$9,431,681
Debt	—	—		(3,918,692)	(3,329,686)
Other liabilities	(6,735,989)	(4,682,311)		(332,510)	(447,127)
Non-controlling interest	—	—		(6,470)	(4,289)
Equity	$6,431,327	$4,611,094		$5,968,351	$5,650,579
Fortress’s Investment	$158,920	$180,664		$58,825	$58,507
Ownership (A)	2.5%	3.9%		1.0%	1.0%

Revenues and gains (losses) on investments	$838,506	$579,050	$(178,564)	$1,295,945	$1,244,449	$835,054
Expenses	(159,892)	(130,466)	(207,229)	(255,222)	(271,565)	(267,202)
Net Income (Loss)	$678,614	$448,584	$(385,793)	$1,040,723	$972,884	$567,852
Fortress’s equity in net income (loss)	$13,124	$17,505	$5,209	$12,242	$11,469	$7,528

	Credit PE Funds (B) (C)
	December 31, (or year then ended)
	2013	2012	2011
Assets	$10,544,754	$9,536,328
Debt	(161,225)	(75,413)
Other liabilities	(311,538)	(314,329)
Non-controlling interest	(3,461)	(14,228)
Equity	$10,068,530	$9,132,358
Fortress’s Investment	$159,044	$166,482
Ownership (A)	1.6%	1.8%

Revenues and gains (losses) on investments	$1,835,118	$2,011,139	$739,681
Expenses	(325,436)	(312,549)	(245,947)
Net Income (Loss)	$1,509,682	$1,698,590	$493,734
Fortress’s equity in net income (loss)	$29,824	$22,176	$7,985

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the periods ended September 30, 2013, 2012 and 2011, respectively ). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under U.S. GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

Investments in Variable Interest Entities and other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included in Investments on the balance sheet and described in Note 4, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 3.

As of December 31, 2013, Fortress had interests in 173 entities, 126 of which were entities, primarily Fortress Funds, classified as voting interest entities. These entities generally provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

A significant majority of the 47 entities classified as VIEs were investing vehicles set up on behalf of the Fortress Funds to make investments. A Fortress Fund will generally have a majority ownership and a majority economic interest in the investing vehicles that are VIEs. Most of the remaining VIEs are entities that are majority-owned and controlled by third parties and are insignificant in size.

A Fortress Fund is generally the primary beneficiary of each of these investing vehicles because it is the entity most closely associated with the VIE based on the applicable consolidation guidance. Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the VIEs in which it holds an interest, except as described below. No reconsideration events occurred during the years ended December 31, 2013, 2012 or 2011 which caused a change in Fortress’s accounting, except as described below.

The following table sets forth certain information regarding VIEs in which Fortress holds a variable interest as of December 31, 2013 and 2012, respectively. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

	Fortress is not Primary Beneficiary
	December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$789	$—	$155	(C) (F)
Permanent Capital Vehicles	3	13,950,294	9,804,741	145,472	(C) (F)
Liquid Hedge Funds	2	4,897,650	2,343,406	40,816	(D) (F)
Credit Hedge Funds	6	1,966,802	370,607	50,945	(D) (E) (F)
Credit PE Funds	33	1,229,250	362,642	5,350	(D) (E) (F)
Logan Circle	1	244,828	—	144	(D) (F)

	Fortress is not Primary Beneficiary
	December 31, 2012
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$9,087	$—	$1,176	(C) (F)
Permanent Capital Vehicles	2	7,421,269	5,798,143	56,294	(C) (F)
Liquid Hedge Funds	3	4,905,876	2,271,914	27,817	(D) (F)
Credit Hedge Funds	6	1,771,900	365,135	46,193	(D) (E) (F)
Credit PE Funds	33	1,536,067	418,208	4,483	(D) (E) (F)

(A)
Represents financial obligations at the fund level, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these funds have additional debt within unconsolidated subsidiaries. Of the financial obligations represented herein as of December 31, 2013, $9,381.9 million, $289.4 million, and $362.6 million represent financial borrowings which have weighted average maturities of 1.7 years, 6.6 years, and 1.4 years for the permanent capital vehicles, credit hedge funds, and credit PE funds, respectively. Of the financial obligations represented herein as of December 31, 2012, $5,349.2 million, $257.0 million, and $418.2 million represent financial borrowings which have weighted average maturities of 2.4 years, 4.0 years, and 1.7 years for the permanent capital vehicles, credit hedge funds, and credit PE funds, respectively.

(B)       Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fee and/or incentive income Fortress earns from those entities.

(C)
Includes Fortress Funds that are VIEs because the funds’ at-risk equity holders as a group lack the characteristics of a controlling financial interest because the decision making is through a management contract that is not an at-risk equity investment. Fortress is the investment manager of these funds. Fortress is not the primary beneficiary of these funds because it and its related parties do not absorb a majority of the funds' expected losses or residual returns based on a quantitative analysis.

(D)
Includes entities (including investing vehicles, intermediate entities and master funds) that are VIEs because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the ability to make decisions or have power over the activities that most significantly affect the success of the entity or impact the entity's economic performance or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Among the related party group, a Fortress Fund is determined to be most closely associated with, and thus is the primary beneficiary of, these VIEs because the VIE was designed to act on behalf of the Fortress Fund to make investments. In addition, the activities of the VIE are more significant to the Fortress Fund, and in evaluating exposure to the expected losses or variability associated with the economic performance of the VIEs, in most cases the Fortress Fund holds both a majority ownership and majority economic interest in the VIE.

(E)
Includes entities that are VIEs because the entity's equity investment at-risk is determined to be insufficient. Fortress is not the general partner, managing member or investment manager of these entities. The primary beneficiary of these entities is the third party investor who either is the general partner or has a majority ownership interest and a majority economic interest and power over the entity. These entities represent an insignificant portion of the amounts presented in the table.

(F)       As of December 31, 2013, Fortress’s investment includes $4.8 million, $0.7 million, less than $0.1 million and $0.1 million of management fees receivable from the permanent capital vehicles, credit hedge funds, credit PE funds and Logan Circle, respectively, as well as $15.7 million, $37.6 million and $47.6 million in incentive income receivable from the permanent capital vehicles, liquid hedge funds and credit hedge funds, respectively. As of December 31, 2013, Fortress’s investment also includes $5.3 million, $2.6 million, $0.9 million and $0.7 million of expense reimbursements, dividends and other receivables from the permanent capital vehicles, liquid hedge funds, credit hedge funds and credit PE funds, respectively. As of December 31, 2012, Fortress’s investment includes $4.7 million, less than $0.1 million, $0.2 million, and $0.1 million of management fees receivable from the permanent capital vehicles, liquid hedge funds, credit hedge funds, and credit PE funds, respectively, as well as $24.4 million and $43.6 million in incentive income receivable from the liquid hedge funds and credit hedge funds, respectively. As of December 31, 2012, Fortress’s investment also includes $3.6 million, $2.7 million, $0.9 million and less than $0.1 million of expense reimbursements and other receivables from the permanent capital vehicles, liquid hedge funds, credit hedge funds and credit PE funds, respectively.

In 2010, Fortress determined that a reconsideration event had occurred with respect to an operating subsidiary (“FCF”) of one of its private equity funds. FCF provides operating services to all of Fortress’s private equity funds and is reimbursed for related costs by the private equity funds based on a contractual formula. Therefore, FCF by design does not produce net income or have equity. As a result of this reconsideration event, FCF was deemed to be a VIE and Fortress, as a result of directing the operations of FCF through its management contracts with the private equity funds, and providing financial support to FCF beginning in 2010, was deemed to be its primary beneficiary. Therefore, Fortress consolidated FCF beginning in 2010, which resulted in a gross up of reimbursement revenues, compensation and miscellaneous expenses, receivables, and payables, but had no impact on Fortress’s net income or equity. As of December 31, 2013, FCF’s gross assets were approximately $53.0 million, primarily comprised of affiliate receivables. Fortress’s exposure to loss from FCF is limited to its outstanding advances, which were approximately $15.9 million at December 31, 2013, plus any future advances. Subsequent to Fortress’s consolidation of FCF, these advances are eliminated in consolidation. FCF’s creditors do not have recourse to Fortress’s other assets and FCF’s assets are not available to other creditors of Fortress. Fortress’s 47 VIEs are comprised of the 46 VIEs in the table above as well as FCF.

In March 2011, Fortress launched a liquid hedge fund and a related onshore feeder fund, which was a VIE.  The onshore feeder fund invests substantially all of its equity directly into the liquid hedge fund.  Based on a quantitative and qualitative analysis, management determined that Fortress was originally the entity that was most closely associated with the onshore feeder fund.  Therefore, Fortress was the onshore feeder fund’s primary beneficiary and consolidated it.  On July 1, 2011, additional investors made cash contributions to the onshore feeder fund causing Fortress to reconsider whether Fortress remained the entity that was most closely associated with the onshore feeder fund. Based on a qualitative and quantitative analysis, management has determined that Fortress ceased to be the entity most closely associated with the onshore feeder fund. Therefore, Fortress derecognized the onshore feeder fund’s gross assets and non-controlling interests therein and recognized a corresponding equity investment representing Fortress’s proportionate share of the onshore feeder fund. Fortress did not recognize any gain or loss as the result of its deconsolidation of the onshore feeder fund, but Fortress has begun to recognize management fees and incentive income, if any, earned from the onshore feeder fund in its consolidated statement of operations.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	December 31, 2013	December 31, 2012
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$15,387	$9,042	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	63,001	67,313	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$78,388	$76,355
Newcastle, New Residential and Eurocastle options	$104,338	$38,077	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	9,749	1,101	Level 2 - See below
Equity Securities (A)	23,005	—	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	(16,390)	(10,120)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	(1,820)	—	Level 2 - See below

(A)
In June 2013, Fortress made a direct investment in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value and classified as trading.

In July 2013, Fortress sold 862,383 shares of GAGFAH (Note 4) and realized a gain of $5.5 million. From inception through June 30, 2013, Fortress had recorded a cumulative unrealized gain of $6.2 million in its investment income relating to these shares sold, resulting in a $0.7 million loss in the third quarter of 2013.

In December 2013, Fortress sold 641,465 shares of GAGFAH (Note 4) and realized a gain of $5.4 million. From inception through September 30, 2013, Fortress recorded a cumulative unrealized gain of $4.7 million in its investment income relating to these shares sold, resulting in a $0.7 million gain in the fourth quarter of 2013.

Permanent Capital Vehicle Shares and Options

During 2012, Fortress granted partial rights in 3.2 million of the options it holds in Newcastle (Note 4) to certain of its employees. The value of these rights of $8.1 million was recorded as accrued profit sharing compensation expense at that time. The related liability is marked to fair value through compensation expense until such time as the rights are exercised or expire.

In May 2013, Newcastle distributed all of the common shares of its subsidiary, New Residential to its shareholders. In connection with this transaction, Fortress's options, including tandem options held by employees, in Newcastle were exchanged for options in both Newcastle and New Residential; this resulted in no change to their aggregate strike price. As a result, Fortress owns an investment and options in New Residential, which it has elected to record at fair value. Fortress entered into a management agreement with New Residential on substantially the same terms as Newcastle.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The assumptions used in valuing the options at December 31, 2013 were:

	Risk-Free Rate	Dividend Yield (A)	Volatility
Newcastle	0.25% - 3.20%	0.00% - 8.82%	24.80% - 30.04%
New Residential	0.25% - 3.06%	0.00% - 15.51%	22.40% - 29.19%
Eurocastle	0.41% - 2.11%	3.59% - 7.71%	22.45% - 27.13%

(A)	Options which are due to expire prior to the expected payment of future dividends are valued using a 0.00% dividend yield.

All of the Newcastle and New Residential options were fully vested on issuance and become exercisable over thirty months and have a ten-year term. With the exception of Eurocastle’s May 2013 options grant, which became exercisable from October 2013, all of the Eurocastle options were fully vested and exercisable on issuance, and have a ten-year term.

The following table summarizes Newcastle’s common stock offerings and options granted to Fortress during the years 2011 through 2013.

				As of December 31, 2013
				Options held by Fortress
Month	Shares Issued (millions)	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
March 2011	17.3	$2.72	$3,178	1,580,166	485,000	1,095,166
September 2011	25.9	2.07	2,539	2,424,833	725,000	1,699,833
April 2012	19.0	2.82	2,538	1,867,167	366,000	1,501,167
May 2012	23.0	3.05	3,458	2,265,000	450,000	1,815,000
July 2012	25.3	3.04	3,760	2,499,167	484,000	2,015,167
January 2013	57.5	4.24	8,153	5,750,000	—	5,750,000
February 2013	23.0	4.75	3,793	2,300,000	—	2,300,000
June 2013	40.3	4.97	3,849	4,025,000	—	4,025,000
November 2013	58.0	5.25	6,046	5,795,095	—	5,795,095

The following table summarizes New Residential’s options issued during 2011 through 2013 and held by Fortress.

				As of December 31, 2013
				Options held by Fortress
Month	Shares Issued (millions)	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
March 2011	17.3	$3.29	$3,843	1,580,166	485,000	1,095,166
September 2011	25.9	2.49	3,055	2,424,833	725,000	1,699,833
April 2012	19.0	3.41	3,070	1,867,167	366,000	1,501,167
May 2012	23.0	3.67	4,160	2,265,000	450,000	1,815,000
July 2012	25.3	3.67	4,538	2,499,167	484,000	2,015,167
January 2013	57.5	5.12	9,845	5,750,000	—	5,750,000
February 2013	23.0	5.74	4,583	2,300,000	—	2,300,000

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The following table summarizes Eurocastle’s common stock offerings and options granted to Fortress during the years 2011 through 2013.

				As of December 31, 2013
				Options held by Fortress
Month	Shares Issued (millions)	Public Offering Price/Option Strike Price	Fair Value of Options at Grant Date	Total	Tandem Options held by Employees	Available to Fortress
May 2013	15.0	€7.25	€4,807	1,500,000	—	1,500,000

The following table summarizes options in the permanent capital vehicles held as of December 31, 2013, which were issued prior to 2011:

Entity	Weighted Average Option Strike Price	Options held by Fortress
Newcastle	$12.65	1,496,555
New Residential	$15.27	1,496,555
Eurocastle	€5,411.18	24,410

In January 2014, Fortress granted tandem options in 1.6 million and 2.2 million of the options it holds in Newcastle and New Residential, respectively, to certain employees. The estimated value of these Newcastle and New Residential tandem options are $1.5 million and $2.6 million, respectively, and will be recorded as accrued compensation expense in the first quarter of 2014. The related liability will be marked to fair value until such time as the rights are exercised or expire.

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

Fortress’s derivative instruments are carried at fair value and are generally valued using models with observable market inputs that can be verified and which do not involve significant judgment.  The significant observable inputs used in determining the fair value of the Level 2 derivative contracts are contractual cash flows and market based parameters such as foreign exchange rates.

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	December 31, 2013 (or year ended)			Maturity
	line item (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$301	€16,000	$225	Mar-14
Foreign exchange option contracts	Other Liabilities	$(1,820)	€100,000	$(1,893)	Mar-14
Foreign exchange option contracts	Other Assets	$9,448	¥19,436,999	$8,701	Jun-14 - Dec-16

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $8.4 million, $0.3 million and $0.0 million during the years ended December 31, 2013, 2012 and 2011.

The counterparty on the outstanding derivatives is Citibank N.A.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

5. DEBT OBLIGATIONS

The following table presents summarized information regarding Fortress's debt obligations:

	Face Amount and Carrying Value		Contractual	Final	December 31, 2013
	December 31,		Interest	Stated	Amount
Debt Obligation	2013	2012	Rate	Maturity	Available for Draws
Revolving credit agreement (A) (B)	$—	$—	LIBOR+2.50% (C)	Feb 2016	$147,332
Promissory note (D)	—	149,453	5.00%	Repaid	N/A
Total	$—	$149,453

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

During the three year period ended December 31, 2013, Fortress modified or refinanced its credit facilities. Rates on Fortress’s prior credit facilities were as follows:

Period	Interest Rate	Unused Commitment Fees	Upfront Fees and Expenses Paid
Oct 2010-Feb 2013	LIBOR+4.00%	0.625%	$5.1 million
Feb 2013-Dec 2013	LIBOR+2.50%	0.400%	$2.4 million

In connection with the repayments of prior credit facilities, deferred loan costs (and prepayment fees, as applicable) of $3.2 million, $0.6 million and $4.0 million were written off to interest expense in October 2012, April 2012 and October 2010, respectively.

In February 2013, Fortress terminated its existing $60.0 million revolving credit facility and entered into a new $150.0 million revolving credit facility (the "Credit Agreement") with a $15.0 million letter of credit subfacility. The Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon Fortress's credit rating and a commitment fee on undrawn amounts that fluctuates depending upon Fortress's credit rating, as well as other customary fees.

In January 2014, in connection with the announcement of the Fortress Asia Macro Funds and related managed account joining the new affiliated Manager platform (the "Transaction"), Fortress entered into a First Amendment, Consent and Waiver (the "Amendment") to the Credit Agreement. Pursuant to the Amendment, among other things, the lenders consented to the consummation of the Transaction and certain amendments to the Credit Agreement, primarily the definition of AUM and Consolidated EBITDA, in order to account for its retained economic interests.

In February 2014, Fortress borrowed $75.0 million on its existing revolving credit facility.

Covenants

Fortress Operating Group is required to prepay any amounts outstanding under the Credit Agreement upon the occurrence of certain events.

The events of default under the Credit Agreement are typical of such agreements and include payment defaults, failure to comply with credit agreement covenants, cross-defaults to material indebtedness, bankruptcy and insolvency, and change of control. A default under the Credit Agreement would likely have a material, adverse impact on Fortress's liquidity.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of Fortress to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies or transfer all or substantially all of their respective assets, transfer or sell assets, make restricted payments, engage in transactions with affiliates and insiders, and incur restrictions on the payment of dividends or other distributions

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

and certain other contractual restrictions. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. In addition, Fortress Operating Group must not:

•	Permit AUM (as defined as Management Fee Earning Assets in the Credit Agreement) to be less than $25.0 billion as of the end of any calendar month;

•
Permit the Consolidated Leverage Ratio (a measure of Adjusted Net Funded Indebtedness compared to Consolidated EBITDA, each such term as defined in the Credit Agreement) to be greater than 2.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date; or

•
Permit the Consolidated Interest Coverage Ratio (a measure of Consolidated EBITDA compared to Consolidated Interest Charges, each such term as defined in the Credit Agreement) to be less than 4.00 to 1.0 as of the end of any fiscal quarter for the four quarter period ending on such date.

Fortress was in compliance with all of its debt covenants as of December 31, 2013. The following table sets forth the financial covenant requirements as of December 31, 2013.

	December 31, 2013
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,725	(A)
Consolidated Leverage Ratio	≤	2.00	—	(B)
Consolidated Interest Coverage Ratio	≥	4.00	75.71	(B)

(A)
Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition of Management Fee Earning Assets contained in the Credit Agreement.

(B)
The Consolidated Leverage Ratio is equal to Adjusted Net Funded Indebtedness, as defined, divided by the trailing four quarters’ Consolidated EBITDA, as defined. The Consolidated Interest Coverage Ratio is equal to the quotient of (A) the trailing four quarters' Consolidated EBITDA, as defined, divided by (B) the trailing four quarters' interest charges as defined in the Credit Agreement. Consolidated EBITDA, as defined, is impacted by the same factors as distributable earnings, except Consolidated EBITDA is not impacted by changes in clawback reserves or gains and losses, including impairment, on investments.

Promissory Note

In connection with the purchase of certain equity instruments from a former Principal (Note 9) for an aggregate of $179.5 million, Fortress issued a $149.5 million promissory note to the Principal, which bore interest at 5%. In July 2013, Fortress repaid the promissory note in full, plus accrued interest. As such, this note is no longer outstanding.

Intercompany Debt

As a result of Fortress’s initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $588.1 million to FIG Corp. pursuant to a demand note. As of December 31, 2013, the outstanding balance was approximately $493.2 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

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

Based on the value of the RSUs and RPUs which vested during the years ended December 31, 2013, 2012 and 2011, Fortress has estimated tax shortfalls of $24.6 million, $32.1 million and $26.9 million, respectively, which have been charged to income tax expense during these periods.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current
Federal income tax expense (benefit)	$1,185	$(223)	$(1,880)
Foreign income tax expense (benefit)	8,875	9,550	12,577
State and local income tax expense (benefit)	1,310	639	716
	11,370	9,966	11,413
Deferred
Federal income tax expense (benefit)	47,953	27,559	15,070
Foreign income tax expense (benefit)	65	1,718	(1,068)
State and local income tax expense (benefit)	6,413	165	10,620
	54,431	29,442	24,622
Total expense (benefit)	$65,801	$39,408	$36,035

For the years ended December 31, 2013, 2012 and 2011, deferred income tax (provisions) benefits (expense) of $(0.7) million, $0.2 million and $0.3 million were credited (debited) to other comprehensive income, primarily related to the equity method investees. Current income tax benefits of $0.0 million, $0.6 million and $0.7 million were credited to paid-in capital in those years, respectively, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

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

FIG Corp. increased its ownership in the underlying Fortress Operating Group entities during 2013, 2012 and 2011 through (i) the exchanges by the Principals and one senior employee of Fortress Operating Group units and Class B shares for Class A shares (as described in Note 9), (ii) the delivery of vested RSUs and RPUs (Note 8), and (iii) the repurchase of Fortress Operating Group units and Class B shares from a former Principal (Note 9). As a result of this increased ownership, the deferred tax asset was increased by $2.7 million, $16.0 million and $5.7 million with offsetting increases of $0.5 million, $0.8 million and $1.1 million to the valuation allowance (described below), in 2013, 2012 and 2011, respectively. In addition, the deferred tax asset was increased by $12.1 million, $11.7 million and $5.6 million related to a step-up in tax basis due to the share exchanges which will result in

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

additional tax deductions, with offsetting increases in the valuation allowance of $0.9 million, $1.0 million and $1.1 million, while the liability for the tax receivable agreement was increased by less than $0.1 million, $0.1 million and $0.0 million to represent 85% of the expected cash tax savings resulting from the increase in tax basis deductions, in 2013, 2012 and 2011 respectively. Furthermore, a deferred income tax expense of $1.0 million was debited to paid-in capital related to the tax gain on treasury shares issued to employees in connection with equity-based compensation deliveries in 2013. The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid in capital.

The realization of the deferred tax assets is dependent on the amount of Fortress’s future taxable income before deductions related to the establishment of the deferred tax asset. The deferred tax asset is comprised of a portion that would be realized in connection with future ordinary income and a portion that would be realized in connection with future capital gains.

Fortress projects that it will have sufficient future taxable ordinary income in the normal course of business without any projected significant change in circumstances to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income. Such projections do not include material changes in AUM or incentive income from the current levels. However, the projections do contain an estimated marginal growth assumption. Based on Fortress’s historical and projected taxable income, management has concluded that the realization of the portion of the deferred tax asset that would be realized in connection with future taxable ordinary income is more likely than not. If Fortress’s estimates change in the future and it is determined that it is more likely than not that some portion, or all, of this portion of  the deferred tax asset will not be realized, a valuation allowance would be recorded for that portion. However, in most cases, any tax expense recorded in connection with the establishment of a valuation allowance or the reversal of a deferred tax asset would be partially offset by other income recorded in connection with a corresponding reduction of a portion of the tax receivable agreement liability (see below). The following table sets forth Fortress’s federal taxable income for historical periods before deductions relating to the establishment of the deferred tax assets, other than deferred tax assets arising from equity-based compensation, as well as the average ordinary income needed over the approximate period of the deductibility (approximately 15 years from the date of establishment, based on the amortization period of the tax basis intangible assets recorded) in order to fully realize the portion of the deferred tax asset that would be realized in connection with future ordinary income (in millions):

2009	$24.8
2010	77.6
2011	53.5
2012	80.9
2013: Estimated	77.7

2014 - 2021: Average Required	$80.7

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	December 31,
	2013	2012

Pre-IPO equity transaction - tax basis adjustment
Tax basis goodwill and other intangible assets	$239,910	$259,038
Other assets	19,341	28,156
Principals’ (and one senior employee’s) exchanges - tax basis adjustment
Tax basis goodwill and other intangible assets	31,788	23,688
Other assets	1,558	1,034
Public offering basis difference	15,725	15,007
Compensation and benefits	8,557	55,508
Options in affiliates	6,975	7,172
Partnership basis differences	70,581	74,856
Other	26,592	20,701
Gross deferred tax assets	421,027	485,160
Less:
Valuation allowance	(49,805)	(83,025)
Deferred tax liabilities (A)	(16,696)	(5,815)
Deferred tax assets, net	$354,526	$396,320

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from Newcastle (Note 4). Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2011	$91,845
Due to FIG Corp ownership change	1,798
Net decreases (A)	(10,618)
Valuation Allowance at December 31, 2012	$83,025
Due to FIG Corp ownership change	1,461
Net decreases (A)	(34,681)
Valuation Allowance at December 31, 2013	$49,805

(A) Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.00%	35.00%	(35.00)%
(Income) loss passed through to stockholders	(13.30)%	(25.66)%	(3.60)%
Compensation (A)	—%	—%	35.43%
State and local income taxes	4.33%	3.52%	2.63%
Tax receivable agreement liability adjustment	1.16%	2.64%	(0.27)%
Foreign taxes	1.55%	7.03%	2.25%
Deferred tax asset write-off	8.41%	24.29%	5.98%
Valuation allowance	(11.95)%	(9.02)%	(1.66)%
Other	(0.49)%	(4.32)%	3.35%
Effective income tax rate (B)	24.71%	33.48%	9.11%

(A)   Related to STIP expenses (Note 8) and Principals Agreement expenses (Note 8), both of which are not tax deductible and represent a significant permanent tax/GAAP difference.

(B)
The Effective income tax rate is computed by dividing Income tax benefit (expense) for the period by the sum of (i) Income (Loss) Before Income Taxes less (ii) Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries for the period.

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

The corporate taxpayers entered into a tax receivable agreement with each of the Principals that provides for the payment to an exchanging or selling Principal of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the corporate taxpayers actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change of control, as defined) as a result of these increases in tax basis. Such payments are expected to occur over approximately the next 15 years. Although Fortress is not aware of any issue that would cause the IRS to challenge a tax basis increase, the Principals will not reimburse Fortress for any payments made under this agreement if tax savings claimed are later disallowed by the IRS. In connection with certain equity transactions that occurred prior to Fortress’s initial public offering, and related tax effects, a $393.0 million capital decrease and offsetting liability to the Principals was recorded in Due to Affiliates with respect to the tax receivable agreement. Subsequently, this liability has been adjusted based on transactions of the nature described above and for payments under the agreement. In connection with the tax returns filed for the years ended December 31, 2012, 2011 and 2010, $21.6 million (paid in 2013), $16.5 million (paid in 2012) and $17.5 million (paid in 2012) was paid to the Principals under the tax receivable agreement, respectively. For the tax year ended December 31, 2013, the payment which is expected to become due pursuant to the tax receivable agreement is approximately $26.5 million subject to the finalization of Fortress’s tax return. To the extent that a portion, or all, of this liability is not expected to be incurred (due to changes in expected taxable income), the liability is reduced.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
		Permanent Capital	Liquid Hedge	Hedge
December 31, 2013	Funds	Vehicles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$41,720	$20,437	$89,400	$144,749	$18,143	$689	$315,138
Expense reimbursements (A)	2,599	4,905	6,437	7,118	14,656	64	35,779
Expense reimbursements - FCF (B)	42,972	—	—	—	—	—	42,972
Dividends and distributions	—	405	—	—	—	—	405
Other	698	—	—	—	4	12,128	12,830
Total	$87,989	$25,747	$95,837	$151,867	$32,803	$12,881	$407,124

	Private Equity			Credit
		Permanent Capital	Liquid Hedge	Hedge
December 31, 2012	Funds	Vehicles	Funds	Funds	PE Funds	Other	Total
Management fees and incentive income (A)	$31,909	$4,726	$40,929	$122,902	$26,937	$—	$227,403
Expense reimbursements (A)	1,338	3,651	5,376	3,621	10,405	—	24,391
Expense reimbursements - FCF (B)	14,557	—	—	—	—	—	14,557
Dividends and distributions	—	228	—	—	—	—	228
Other	1,584	654	—	—	650	11,090	13,978
Total	$49,388	$9,259	$46,305	$126,523	$37,992	$11,090	$280,557

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.3 million at December 31, 2013, respectively, and of $12.2 million and $5.8 million as of December 31, 2012, respectively. Allowances are recorded as General and Administrative expenses.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE (Note 4).

As of December 31, 2013, amounts due from Fortress Funds recorded in Due from Affiliates included $38.0 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $16.7 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.3 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from three different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate. Subsequent to December 31, 2013, $6.4 million of past due management fees from one fund were collected.

Due to affiliates was comprised of the following:

	December 31, 2013	December 31, 2012
Principals - tax receivable agreement - Note 6	$241,006	$253,787
Principals - Principal Performance Payments - Note 8	45,524	25,573
Distributions payable on Fortress Operating Group units	5,160	31,997
Other	11,345	6,450
General partner liability - Note 10	41,797	39,600
	$344,832	$357,407

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Other Related Party Transactions

For the years ended December 31, 2013, 2012 and 2011, respectively, Other Revenues included approximately $1.7 million, $2.5 million and $2.3 million, respectively, of revenues from affiliates, primarily interest and dividends.

Fortress has entered into cost sharing arrangements with certain Fortress Funds, including market data services and subleases of certain of its office space. Fortress pays these costs directly and recharges the related Fortress Funds.

Certain Portfolio Companies and Fortress Funds are co-owned by, have merged with, and/or have engaged in transactions (including loans) with, other Portfolio Companies and Fortress Funds. Generally, co-ownership arrangements are entered into due to transaction size limitations in individual funds and transactions between Portfolio Companies take advantage of relevant expertise possessed by these entities. In some instances, Portfolio Companies have entered into contracts with other Portfolio Companies or with certain of Fortress’s equity method investees to provide services to, or receive services from, these entities, including asset management, consulting, loan servicing and others. These contracts were entered into because the entity providing the service possessed relevant expertise.

From time to time, Fortress may advance amounts on behalf of affiliates for limited periods. In such cases it generally charges interest to these affiliates. In 2013, 2012 and 2011 Fortress waived $1.8 million, $3.8 million and $3.2 million, respectively, of interest owed from its private equity funds related to management fees paid in arrears. One of Fortress’s consolidated subsidiaries (not a Fortress Fund) acts as the loan origination platform for certain Fortress Funds.  In this respect, it holds commercial lending licenses in various states and received fees for its loan origination duties of $0.1 million, $0.1 million and $0.1 million during 2013, 2012 and 2011, respectively.

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

From time to time, Fortress makes advances to senior employees (who are not officers). These advances may be due on a certain date, at termination or upon the maturity of a Fortress Fund (generally when the advances are to finance employee fund investments). Outstanding advances can be summarized as follows:

	December 31,
	2013	2012
Amount outstanding	$3.9 million	$5.8 million
Range of interest rates	LIBOR +4% to LIBOR + 4.25%	LIBOR +4% to LIBOR + 4.25%

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

The Principals receive limited benefits from Fortress in addition to their compensation, including the personal use of certain company assets for which they reimburse Fortress. The amounts subject to reimbursement aggregated $0.0 million, $0.2 million and $0.3 million in 2013, 2012 and 2011, respectively.

In March 2012, as a result of the repeal of the exemption from registration under the Investment Advisers Act of 1940 for family offices, Fortress hired the personnel of the Principals’ family offices and entered into investment management agreements with the family offices.  Pursuant to these agreements, these individuals work solely on the Principals’ personal financial matters, and the Principals reimburse Fortress for their compensation expense attributable to them.  The total amount of such expenses was $3.1 million and $2.7 million in 2013 and 2012, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Two of the Principals owned or leased aircraft that Fortress chartered from a third-party aircraft operator for business purposes in the course of operations. Fortress and/or the funds, depending on the purposes of the trip, paid market rates for the charters. The operators remitted a portion of these amounts to the Principals.  With respect to one of the Principals, these amounts totaled $2.1 million, $2.2 million and $1.9 million in 2013, 2012 and 2011, respectively.  With respect to the other Principal, these amounts totaled $0.3 million in 2012, which was the only year in which this arrangement was in place for this Principal.

In January 2012, Fortress subleased an aircraft from one of its Principals for approximately two months, primarily to ensure compliance with regulations of the Federal Aviation Administration. During the term of the lease, Fortress used the aircraft for business purposes. The amount due to the Principal for the sublease was $0.1 million.

Fortress is party to various agreements with Nomura, whereby Nomura acts as a placement agent and assists certain new funds in raising investor capital. Nomura receives, from Fortress, a fee equal to 1.0% -1.5% of committed capital. In 2013, 2012 and 2011, Nomura raised $50.3 million, $235.0 million and $352.3 million, respectively, of investor capital for certain new Asia funds.

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

This balance sheet caption was comprised of the following:

	December 31,
	2013	2012
Fortress Operating Group units held by the principals and one senior employee	$725,424	$530,739
Employee interests in majority owned and controlled fund advisor and general partner entities	62,381	57,411
Other	2,033	2,029
Total	$789,838	$590,179

The Fortress Operating Group portion of these interests is computed as follows:

	December 31,
	2013	2012
Fortress Operating Group equity (Note 13)	$1,489,701	$1,058,886
Less: Others' interests in equity of consolidated subsidiaries (Note 13)	(64,414)	(59,440)
Total Fortress shareholders' equity in Fortress Operating Group	$1,425,287	$999,446
Fortress Operating Group units outstanding (A)	249,534,372	249,534,372
Class A shares outstanding (C)	240,741,920	220,369,026
Total	490,276,292	469,903,398
Fortress Operating Group units as a percent of total (B)	50.9%	53.1%
Equity of Fortress Operating Group units held by the Principals and one senior employee	$725,424	$530,739

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 49.1% and 46.9% of Fortress Operating Group as of December 31, 2013 and 2012, respectively.

(C)	As of December 31, 2012, this includes 2,082,684 treasury shares held by Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Year Ended December 31,
	2013	2012	2011
Fortress Operating Group units held by the Principals and one senior employee	$276,683	$132,950	$(691,006)
Employee interests in majority owned and controlled fund advisor and general partner entities	6,456	7,402	5,208
Other	5	186	(23)
Total	$283,144	$140,538	$(685,821)

The Fortress Operating Group portion of these interests is computed as follows:

	Year Ended December 31,
	2013	2012	2011
Fortress Operating Group net income (loss) (Note 13)	$545,623	$255,770	$(1,100,462)
Less: Others' interests in net income (loss) of consolidated subsidiaries (Note 13)	(6,461)	(7,588)	(5,185)
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$539,162	$248,182	$(1,105,647)
Fortress Operating Group as a percent of total (A)	51.3%	53.6%	62.5%
Fortress Operating Group net income (loss) attributable to the Principals and one senior employee	$276,683	$132,950	$(691,006)

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and one senior employee.

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Year Ended December 31,
	2013	2012	2011
Net Income (loss) attributable to Fortress	$200,447	$78,284	$(431,515)
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	10,143	22,166	3,845
Increase in Fortress’s shareholders’ equity for the purchase of Fortress Operating Group units from one Principal	—	44,242	—
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	14,005	14,769	13,244
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$224,595	$159,461	$(414,426)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

8. EQUITY-BASED AND OTHER COMPENSATION

Fortress’s total compensation and benefits expense, excluding Principals Agreement Compensation, but including Principal Performance Payments (described below), is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Equity-based compensation, per below	$39,266	$213,274	$232,889
Profit-sharing expense, per below	263,436	154,658	116,464
Discretionary bonuses	220,114	197,677	184,651
Other payroll, taxes and benefits	218,945	184,750	172,056
	$741,761	$750,359	$706,060

Equity-Based Compensation

Fortress currently has several categories of equity-based compensation which are accounted for as described in the table below. A total of 173,419,234 Class A shares have been authorized for issuance under Fortress’s equity-based compensation plan as of December 31, 2013. RSUs are Class A restricted share units which entitle the holder to receive Class A shares on various future dates if the applicable service conditions, if any, are met.

		Service	Entitled to		December 31, 2013
	Type of	Conditions	Dividends		Shares/Units
Granted To	Award	(A)	(B)	Accounting	Outstanding
Employees	RSUs	Yes	Yes	Fair value at grant date expensed over service period.	5,239,242
	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period.	13,989,224
	STIP (C)	Yes (C)	Yes (C)	Fair value at grant date expensed over service period.	—
	RPUs (D)	Yes (D)	Yes (D)	Fair value at grant date expensed over service period.	—
Directors	Restricted Shares	Yes	Yes	Fair value at grant date expensed over service period.	955,744
Non- Employees (employees of affiliates and former employee)	RSUs	Yes	No	Fair value at grant date discounted for the non-entitlement to dividends, expensed over service period. Subsequent changes in fair value, through the vesting date, expensed over remaining service period with a cumulative catch-up adjustment in the period of change.	14,500

(A)
Generally, employee awards made at the time of the initial public offering vested 25% at the end of each of the third through sixth years of service (with a final vesting in January 2013). Subsequent employee awards made through December 31, 2011 generally vest over 2.5 years, 33 1/3% at each of three annual dates. Employee awards made during 2012 and 2013 generally vest over 3 years, 50% each in years two and three. Certain employees have different vesting schedules. Vesting of awards may be accelerated if an employee is terminated without cause, or in the event of death or disability, or a change in control of Fortress.

(B)
Vested Class A shares are delivered to employee grant recipients within no more than six months after vesting or, in certain circumstances, on an agreed schedule. Director restricted shares are delivered effective on the grant date.  Certain awards entitle the recipient to receive dividend equivalent payments prior to such delivery dates or between vesting and delivery.

(C)       Represents the grant of 2.9 million Fortress Operating Group units by one of Fortress’s Principals to a senior employee in 2011 which vested and was settled in 2012.

(D)
Represents FOG restricted partnership units ("RPUs") granted to a senior employee. In connection with the grant of these interests, the employee receives partnership distribution equivalent payments on such units with economic effect as from January1, 2008. The RPUs vest into full capital interests in newly issued Fortress Operating Group units. One third of the RPUs vested in each of January 2011, January 2012 and January 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The aggregate fair value of each of the RSU grants which are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic forfeiture and turnover rates within Fortress, adjusted for the expected effects of the grants on turnover, the actual price of Fortress’s shares, the economic environment and other factors in the best judgment of management. The estimated forfeiture factor is reviewed at each reporting date. These reviews resulted in changes in estimated forfeiture factors in 2013 and 2012, but not in 2011, which caused increases in equity-based compensation expense of $1.2 million and $7.7 million, respectively.

The estimated forfeiture factors which Fortress has used as of the year-end reporting dates were as follows:

	December 31,
	2013	2012	2011
Non-dividend-paying awards granted prior to 2010	38%	39%	48%
Dividend-paying awards granted in 2010	14%	21%	48%
Non-dividend-paying awards granted in 2010 and 2011	11%	12%	26%
Non-dividend-paying awards granted in 2012	17%	20%	N/A
Non-dividend-paying awards granted in 2013	24%	N/A	N/A
Dividend-paying awards granted in 2013	25%	N/A	N/A

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

	Range of Assumptions
	2013	2012	2011
Initial dividend rate	5.00%	6.00%	6.00%
Dividend growth rate	3.64%	0.00%	0.00%
Risk-free discount rate	0.18%	0.13%	0.06%

Each of these elements, particularly the forfeiture factor and the dividend growth rate used in valuing certain awards, are subject to significant judgment and variability and the impact of changes in such elements on equity-based compensation expense could be material.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares		RPUs
	Employees		Non-Employees		Issued to Directors		Employees
	Number	Value (A)	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2010	44,289,586	$11.63	1,196,943	$11.11	426,669	$6.58	31,000,000	$13.75
2011
Issued	6,628,670	5.42	—	—	143,624	5.23	—	—
Converted to Class A shares	(15,019,873)	11.52	(389,677)	11.13	—	—	(4,749,434)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,583,899)	13.75
Forfeited	(1,227,919)	11.62	(20,220)	2.58	—	—	—	—
Outstanding at December 31, 2011	34,670,464	10.49	787,046	11.33	570,293	6.24	20,666,667	13.75

2012
Issued	6,821,847	2.96	—	—	257,918	3.18	—	—
Transfers	(1,794,043)	3.09	1,794,043	3.09	—	—	—	—
Converted to Class A shares	(13,496,889)	11.60	(1,293,693)	5.62	—	—	(4,340,000)	13.75
Converted to Class B shares	—	—	—	—	—	—	(5,993,333)	13.75
Forfeited	(4,446,835)	3.68	(40,990)	8.03	—	—	—	—
Outstanding at December 31, 2012	21,754,544	9.44	1,246,406	5.51	828,211	5.29	10,333,334	13.75

2013
Issued	8,950,696	5.10	—	—	127,533	6.21	—	—
Transfers	—	—	—	—	—	—	—	—
Converted to Class A shares	(10,762,805)	12.52	(1,231,906)	5.53	—	—	(10,333,334)	13.75
Forfeited	(713,969)	3.72	—	—	—	—	—	—
Outstanding at December 31, 2013 (B)	19,228,466	$4.14	14,500	$3.12	955,744	$5.41	—	$—

	Year Ended December 31,
	2013	2012	2011
Expense incurred (B)
Employee RSUs	$22,869	$116,339	$125,642
Non-Employee RSUs	1	734	432
Principal Performance Payments (C)	16,396	5,422	—
Restricted Shares (D)	—	24	365
STIP	—	—	15,943
RPUs	—	90,755	90,507
Total equity-based compensation expense	$39,266	$213,274	$232,889

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of December 31, 2013 of $44.0 million, with a weighted average recognition period of 2.1 years. This does not include contingent amounts.

(C)	A total of approximately 3.2 million RSUs were awarded as Principal Performance Payments based on 2013 results and a total of approximately 2.9 million RSUs were awarded based on 2012 results.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.6 million, $0.8 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011 respectively) and therefore are not included above.

The equity-based compensation resulted in $26.0 million, $13.9 million and $19.5 million of recognized current tax benefit for the years ended December 31, 2013, 2012 and 2011, respectively.

The Principals entered into an agreement among themselves (the “Principals Agreement”) which provided that, in the event a Principal voluntarily terminated his employment with Fortress Operating Group for any reason, a portion of the equity interests held by that Principal as of the completion of Fortress’s initial public offering would be forfeited to the Principals who were then employed by Fortress Operating Group. Although Fortress was not a party to this agreement, as a result of the service requirement, the fair value (measured at the date of the initial public offering) of Fortress Operating Group units subject to the risk of forfeiture

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

of $4,763.0 million was charged to compensation expense over the service period, including $1,051.2 million during the year ended December 31, 2011.

In August 2011, Fortress’s Principals extended their employment for a new five-year term effective January 1, 2012, on substantially similar terms and conditions as their prior employment agreements. Additionally, under a new compensation plan adopted by Fortress, the Principals receive annual payments (“Principal Performance Payments”) based on the performance of the existing AUM (as of December 31, 2011) of Fortress’s flagship hedge funds during a given year and on their success in raising and investing new funds across all businesses and the performance of these new funds during a given fiscal year.

Principal Performance Payments are comprised of a mix of cash and equity-based compensation, with the equity component becoming larger as performance, and the size of the payments, increases. Specifically the plan calls for payments of: (i) 20% of the incentive income earned from existing flagship hedge fund AUM and 20% of the fund management distributable earnings above a threshold for permanent capital vehicles existing at January 1, 2012, as well as (ii) either 10% or 20% (based on the level of involvement of the Principal) of the fund management distributable earnings of new AUM in new businesses and 20% of fund management distributable earnings for new flagship hedge fund AUM. Payments of up to 10% of fund management distributable earnings before Principal Performance Payments, in each of the Principals' respective businesses, are made in cash, and payments in excess of this threshold are made in RSUs that will vest in equal increments over three years.

Pursuant to the new employment agreements, each Principal receives annual compensation of $200,000. The Principals' employment agreements contain customary post-employment non-competition and non-solicitation covenants. In order to ensure the Principals' compliance with such covenants, an amount equal to 50% of the after-tax cash portion of any Principal Performance Payments are subject to mandatory investment in Fortress-managed funds, and such invested amounts will serve as collateral against any breach of those covenants.

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

The expense for Principal Performance Payments was comprised of the following:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Equity-Based Compensation	Profit Sharing Expense	Total	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$2,401	$2,401	$—	$1,060	$1,060
Liquid hedge fund business	5,019	12,548	17,567	1,577	5,031	6,608
Credit business	11,377	19,664	31,041	3,845	14,060	17,905
Total	$16,396	$34,613	$51,009	$5,422	$20,151	$25,573

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Private equity funds	$2,135	$966	$1,032
Permanent capital vehicles	10,690	10,134	—
Liquid hedge funds	51,886	21,350	20,676
Credit hedge funds	95,229	65,298	38,545
Credit PE funds	68,883	36,759	56,211
Principal Performance Payments (A)	34,613	20,151	—
Total	$263,436	$154,658	$116,464

(A)	Relates to all applicable segments.

Upon the resignation of one of Newcastle's officers, 2,170 vested out-of-the-money and 192,167 unvested Newcastle options, and 2,170 vested out-of-the-money and 192,167 unvested New Residential options were forfeited.

401(K) Plan

Fortress has established a tax qualified retirement plan (the “401(K) Plan”) that provides employees with an opportunity to save for retirement on a tax advantaged basis. Employees participate in the 401(K) Plan on their first day of employment and are able to defer compensation up to the limits established by the Internal Revenue Service. Fortress matches a portion of the employees’ contributions up to a maximum amount. Fortress expects to contribute approximately $4.2 million to the 401(K) Plan in 2014 related to employee contributions made in 2013. Similarly, Fortress contributed $3.9 million and $3.8 million related to employee contributions in 2012 and 2011, respectively.

9. EARNINGS PER SHARE AND DISTRIBUTIONS

Fortress's potentially dilutive equity instruments fall primarily into two general categories: (i) instruments that Fortress has issued as part of its compensation plan, and (ii) ownership interests in Fortress's subsidiary, Fortress Operating Group, that are owned by the Principals (and one senior employee) and are convertible into Class A shares. Based on the rules for calculating earnings per share, there are two general ways to measure dilution for a given instrument: (a) calculate the net number of shares that would be issued assuming any related proceeds are used to buy back outstanding shares (the treasury stock method), or (b) assume the gross number of shares are issued and calculate any related effects on net income available for shareholders (the if-converted and two-class methods). Fortress has applied these methods as prescribed by GAAP to each of its outstanding equity instruments as shown below.

Substantially all of Fortress's business is conducted at the Fortress Operating Group (“FOG”) level and FOG’s net income (loss) is allocated pro rata between the Fortress Operating Group units held by the Registrant, on the one hand, and the Principals and one senior employee, on the other hand. The FOG income allocated to the Principals and one senior employee is not subject to corporate income tax. A substantial portion of the Registrant’s income is allocated to FIG Corp. and is subject to U.S federal and state income taxation (taxed at prevailing rates), while the remainder of the Registrant’s portion of FOG income is allocated directly to its shareholders and is not subject to a corporate level of taxation.

The primary difference between basic and diluted earnings per share (“EPS”), if any, is income tax related. If the Principals and one senior employee converted all of their Fortress Operating Group units into Class A shares, their portion of FOG’s income would become subject to corporate level taxation. Certain permanent differences in the Registrant’s tax calculation are not based on FIG Corp.’s ownership percentage of FOG. Thus, the effective tax rate changes when more income or loss is allocated to FIG Corp. This change in the effective tax rate results in incremental per share income or loss in the diluted EPS calculation, depending on whether the Registrant has income tax expense or benefit for the period. The comparison of the Registrant’s effective tax rate and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and one senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Year Ended December 31, 2013
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	233,117,423	233,117,423
Fully vested restricted Class A share units with dividend equivalent rights	2,207,612	2,207,612
Fully vested restricted Class A shares	921,261	921,261
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	251,969,075
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	2,318,202
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	10,097,850
Total weighted average shares outstanding	236,246,296	500,631,423
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$200,447	$200,447
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(3,365)	(3,365)
Add back Principals’ and others’ interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	196,272
Net income (loss) available to Class A shareholders	$197,082	$393,354
Weighted average shares outstanding	236,246,296	500,631,423
Basic and diluted net income (loss) per Class A share	$0.83	$0.79

	Year Ended December 31, 2012
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	210,467,733	210,467,733
Fully vested restricted Class A share units with dividend equivalent rights	3,194,380	3,194,380
Fully vested restricted Class A shares	737,309	737,309
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	302,044,370
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,697,705
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	6,758,635
Total weighted average shares outstanding	214,399,422	524,900,132
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$78,284	$78,284
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(14,240)	(14,240)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(1,063)	(1,063)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	79,687
Net income (loss) available to Class A shareholders	$62,981	$142,668
Weighted average shares outstanding	214,399,422	524,900,132
Basic and diluted net income (loss) per Class A share	$0.29	$0.27

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Year Ended December 31, 2011
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	182,099,508	182,099,508
Fully vested restricted Class A share units with dividend equivalent rights	4,082,385	4,082,385
Fully vested restricted Class A shares	480,777	480,777
Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	306,729,565
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	—
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	—
Total weighted average shares outstanding	186,662,670	493,392,235
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$(431,515)	$(431,515)
Dilution in earnings due to RPUs treated as a participating security of Fortress Operating Group and fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	(4,898)	(4,898)
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	—	—
Add back Principals’ and others’ interests in loss of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units and fully vested RPUs exchangeable into Class A shares (1)	—	(727,634)
Net income (loss) available to Class A shareholders	$(436,413)	$(1,164,047)
Weighted average shares outstanding	186,662,670	493,392,235
Basic and diluted net income (loss) per Class A share	$(2.34)	$(2.36)

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

Period	Share Units
Year Ended December 31, 2013	15,321,401

Year Ended December 31, 2012	18,419,024

Year Ended December 31, 2011	23,439,170

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
DECEMBER 31, 2013
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

The Principals and one senior employee exchanged an aggregate of 10,333,334, 17,467,232, and 4,749,434, Fortress Operating Group units and Class B shares for an equal number of Class A shares in 2013, 2012 and 2011, respectively.

In 2012, Fortress paid $7.8 million of statutory withholding tax on behalf of employees and, therefore, issued only 3.7 million Class A shares in satisfaction of 5.6 million RSUs. This payment was treated as a financing activity on the statements of cash flows since it had the same accounting effect as if Class A shares were repurchased.

On December 21, 2012, one of the Principals retired and Fortress agreed to purchase all of his 2,082,684 Class A shares and his 49,189,480 Fortress Operating Group units at $3.50 per share, or an aggregate of $179.5 million. In connection with this purchase, Fortress paid $30.0 million of cash and issued a $149.5 million promissory note to the former Principal (Note 5). The 2,082,684 Class A shares were held as treasury shares within Fortress Operating Group and were issued to employees in 2013 in connection with vested RSUs.

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Year Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
Class A shares (public shareholders)	233,117,423	210,467,733	182,099,508	239,786,176	217,458,131
Restricted Class A shares (directors)	921,261	749,007	522,365	955,744	828,211
Restricted Class A share units (employees) (A)	2,207,612	3,194,380	4,082,385	6,704	555,646
Restricted Class A share units (employees) (B)	4,883,186	6,609,155	13,994,757	5,232,536	6,434,147
Fortress Operating Group units (Principals and one senior employee)	249,534,372	299,559,853	304,832,761	249,534,372	249,534,372
Fortress Operating Group RPUs (senior employee)	2,434,703	12,817,851	22,563,471	—	10,333,334
Total	493,098,557	533,397,979	528,095,247	495,515,532	485,143,841

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

During 2013, two of the Principals contributed a combined total of 1,859,283 Class A shares to charitable organizations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Dividends and distributions during the years ended December 31, 2013 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid Current Year	Declared and Paid	Declared but not yet Paid	Total
2013:
Dividends on Class A shares	$—	$56,274	$—	$56,274
Dividend equivalents on restricted Class A share units (A)	—	1,652	—	1,652
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	30,725	72,295	5,160	77,455
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,272	401	—	401
Total distributions	$31,997	$130,622	$5,160	$135,782

2012:
Dividends on Class A shares	$—	$42,378	$—	$42,378
Dividend equivalents on restricted Class A share units (A)	—	1,795	—	1,795
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	27,561	15,895	30,725	46,620
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	1,862	540	1,272	1,812
Total distributions	$29,423	$60,608	$31,997	$92,605

2011:
Dividends on Class A shares	$—	$—	$—	$—
Dividend equivalents on restricted Class A share units (A)	—	—	—	—
Distributions to Fortress Operating Group unit holders (Principals and one senior employee) (B)	38,886	17,274	27,561	44,835
Distributions to Fortress Operating Group RPU holders (Note 8) (B)	4,014	1,279	1,862	3,141
Total distributions	$42,900	$18,553	$29,423	$47,976

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee) and the RPU holder (one senior employee).

Fortress’s board of directors approved a revised dividend policy under which it reinstated a quarterly dividend to Class A shareholders beginning in the fourth quarter of 2011. The dividends related to the fourth quarter of 2011 and each of the first three quarters of 2012 were $0.05 per share. The dividends related to the fourth quarter of 2012, and each of the first three quarters of 2013 were $0.06 per share. The dividend related to the fourth quarter of 2013, declared on February 26, 2014, was $0.08 per share. This dividend will be paid on March 14, 2014 to holders of record of Class A shares on March 11, 2014. The aggregate amount of this dividend payment is approximately $14.4 million. In connection with this dividend, dividend equivalent payments of approximately $0.9 million were declared to holders of restricted Class A share units that are entitled to dividends.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at December 31, 2013 and 2012 was $41.8 million and $39.6 million, respectively.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of December 31, 2013, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

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

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $160.5 million as of December 31, 2013, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

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

Debt Covenants – Fortress’s debt agreements contain various customary loan covenants (Note 5). Fortress was in compliance with all of its existing credit agreement covenants as of December 31, 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

The following is a summary of major lease terms:

	New York Leases	Other Leases
Lease end date	Dec-2016	Various dates through Apr-2019
Escalations	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.	Generally, a fixed percentage of the landlord’s annual operating expenses and tax expense.
Free rent periods	5 - 12 months	1 - 16.5 months
Leasehold improvement incentives	$2,419	$2,340
Renewal periods	5 - year option on one lease and remainder have none	Various, up to 5 years (some have none)

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

Year Ending December 31,
2014	$24,681
2015	21,879
2016	20,349
2017	3,160
2018	791
Thereafter	38
Total	$70,898

Rent expense, including operating expense escalations, during the years ended December 31, 2013, 2012 and 2011was $23.6 million, $24.4 million and $27.2 million respectively, and was included in General, Administrative and Other Expense.

In 2013 and 2012, Fortress sublet a portion of its office space at a loss. In connection with this, Fortress recorded lease related charges of $0.8 million and $3.3 million to General, Administrative, and Other expense in 2013 and 2012, respectively.

11. SEGMENT REPORTING

Fortress conducts its management and investment business through the following primary segments: (i) private equity funds, (ii) permanent capital vehicles, (iii) liquid hedge funds, (iv) credit hedge funds, (v) credit PE funds, (vi) Logan Circle, and (vii) principal investments in these funds as well as cash that is available to be invested. These segments are differentiated based on their varying strategies and, secondarily, on fund investor terms.

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
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

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

a.         for equity method investments in the private equity funds and credit PE funds as well as indirect equity method investments in hedge fund special investment accounts (which generally have investment profiles similar to private equity funds), treating these investments as cost basis investments by adding (a) realizations of income, primarily dividends, from these funds, minus (b) impairment with respect to these funds, if necessary, minus (c) equity method earnings (or losses) recorded in accordance with GAAP,

b.          subtracting gains (or adding losses) on stock options held in the permanent capital vehicles,

c.           subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the permanent capital vehicles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

Expenses

(iv)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(v)
adding back equity-based compensation expense (including options in the permanent capital vehicles assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), restricted shares and the STIP),

(vi)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Distributable earnings is limited in its usefulness in measuring earnings because it recognizes as revenues amounts which are subject to contingent repayment, it ignores potentially significant unrealized gains and losses and it does not fully reflect the economic costs to Fortress by ignoring certain equity-based compensation expenses. Fund management DE is further limited due to its exclusion of the performance of Fortress's investments and related financing, which are material.

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

In January 2012, Fortress changed the method it uses to allocate expenses between its operating segments in order to match the method used in computing Principal Performance Payments (Note 8) under its new employment agreements with the Principals. Prior period segment results have not been restated for comparability since it is impractical to do so. The change in expense allocation methodology has no effect on aggregate segment expenses or distributable earnings. The primary impact of applying the current expense allocation methodology to the year ended December 31, 2011 would be a shift of approximately $64.1 million, of expenses from the Credit Hedge Funds segment to the Credit PE Funds segment.

Distributable Earnings Impairment

For purposes of this discussion, the term “private equity funds” includes hedge fund special investment accounts, which have investment profiles that are generally similar to private equity funds, permanent capital vehicles and credit PE funds.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

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

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of December 31, 2013:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund II	$—	N/A	$6,070	$(7,397)	$(4,736)	$1,334	(C)
Fund III	45,108	24 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	26 Quarters	10,041	—	—	10,041	(D)
Total	$55,149		$61,219	$(7,397)	$(4,736)	$56,483

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the CODM has determined no clawback reserve is necessary: WWTAI, Credit Opportunities Fund, certain FCO Managed Accounts, Real Estate Opportunities Fund, Real Estate Opportunities REOC Fund, Net Lease Fund I, Global Opportunities Fund and Japan Opportunity Fund.

(B)	See Note 3.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $3.9 million immediately prior to December 31, 2013. Based on the criteria determined by the CODM, management determined that a net reversal of $2.6 million of clawback reserve was appropriate for the three months ended December 31, 2013. In the aggregate, $4.7 million of net reserve has been reversed in 2013.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the years ended December 31, 2013, 2012 and 2011 Fortress recorded $1.1 million, $1.3 million and $3.6 million, respectively, of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of December 31, 2013, Fortress had $3.9 million of unrealized losses on certain investments that have not been recorded as impairment. As of December 31, 2013, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $607.7 million, representing unrealized gains.

During the years ended December 31, 2013 and 2012, Fortress recorded aggregate net (reversals) of $(4.7) million and $(5.4) million, respectively, of net clawback reserves previously recorded for DE purposes. During the year ended December 31, 2011, Fortress recorded an aggregate increase of $2.9 million of net clawback reserves for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their December 31, 2013 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $3.9 million.

Embedded Incentive Income

As of December 31, 2013, Fortress had $779.7 million of gross undistributed incentive income (Note 3), or $696.3 million net of intrinsic clawback. In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 4) and sold all of the resulting shares at their December 31, 2013 closing price, it would have recorded $96.3 million of gross additional distributable earnings, or $79.9 million net of employee interests.

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Private Equity			Credit
	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
December 31, 2013 and the Year then Ended
Segment revenues
Management fees	$136,406	$58,970	$110,622	$101,890	$95,925	$35,833	$—	$—	$539,646
Incentive income	13,738	17,574	150,700	190,846	120,137	—	—	—	492,995
Segment revenues - total	$150,144	$76,544	$261,322	$292,736	$216,062	$35,833	$—	$—	$1,032,641

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$94,461	$33,321	$125,482	$139,339	$57,299	$(11,819)	$—	$—	$438,083

Fund management distributable earnings (loss)	$94,461	$30,920	$112,934	$120,863	$56,112	$(11,819)	$—	$—	$403,471

Pre-tax distributable earnings (loss)	$94,461	$30,920	$112,934	$120,863	$56,112	$(11,819)	$30,915	$—	$434,386

Total segment assets	$88,060	$25,578	$141,324	$151,846	$35,663	$34,779	$1,777,569	$446,558	$2,701,377
								(A)

(A)	Unallocated assets include deferred tax assets of $354.5 million.

December 31, 2012 and the Year then Ended
Segment revenues
Management fees	$119,492	$56,255	$77,531	$101,194	$98,393	$26,796	$—	$—	$479,661
Incentive income	10,993	242	67,645	130,305	68,568	—	—	—	277,753
Segment revenues - total	$130,485	$56,497	$145,176	$231,499	$166,961	$26,796	$—	$—	$757,414

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$85,389	$29,869	$50,316	$105,999	$34,599	$(9,793)	$—	$576	$296,955

Fund management distributable earnings (loss)	$85,389	$28,809	$45,284	$92,523	$34,015	$(9,793)	$—	$576	$276,803

Pre-tax distributable earnings (loss)	$85,389	$28,809	$45,284	$92,523	$34,015	$(9,793)	$708	$576	$277,511

Total segment assets	$48,594	$8,661	$73,588	$127,156	$37,462	$32,207	$1,349,433	$494,511	$2,171,612

December 31, 2011 and the Year then Ended
Segment revenues
Management fees	$131,898	$53,357	$108,873	$121,835	$73,273	$20,050	$—	$—	$509,286
Incentive income	$(1,748)	$—	$3,787	$78,460	$117,598	$—	$—	$—	$198,097
Segment revenues - total	$130,150	$53,357	$112,660	$200,295	$190,871	$20,050	$—	$—	$707,383

Fund management distributable earnings (loss) before Principal Performance Payments (B)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$—	$430	$252,899

Fund management distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$—	$430	$252,899

Pre-tax distributable earnings (loss)	$92,813	$24,798	$13,750	$37,217	$101,169	$(17,278)	$(10,681)	$430	$242,218

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31,
	2013	2012	2011
Fund management distributable earnings	$403,471	$276,803	$252,899
Investment income (loss)	36,082	16,211	7,668
Interest expense	(5,167)	(15,503)	(18,349)
Pre-tax distributable earnings	434,386	277,511	242,218

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(121,625)	(68,568)	(117,598)
Incentive income received from third parties, subject to contingent repayment	(264)	(3,023)	(3,229)
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	107,276	77,993	80,093
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	(4,854)	(2,613)	(2,790)
Incentive income received from the sale of shares related to options	(1,921)	(242)	—
Reserve for clawback, gross (see discussion above)	(7,397)	(8,380)	4,538
	(28,785)	(4,833)	(38,986)
Adjust other income
Distributions of earnings from equity method investees**	(15,316)	(6,028)	(11,158)
Earnings (losses) from equity method investees**	124,401	141,697	34,623
Gains (losses) on options in equity method investees	25,295	6,040	(5,238)
Gains (losses) on other investments	14,774	41,224	(23,015)
Impairment of investments (see discussion above)	1,117	1,338	3,562
Adjust income from the receipt of options	42,516	21,524	12,615
	192,787	205,795	11,389
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including permanent capital vehicle options assigned)	(45,947)	(221,975)	(233,681)
Adjust employee portion of incentive income from private equity funds, accrued prior to the realization of incentive income	(790)	3,015	(1,623)
	(46,737)	(218,960)	(235,304)

Adjust mark-to-market of contingent consideration in business combination	—	—	3,122
Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(46)	(46)	(21,423)
Adjust Principals’ forfeiture agreement expense (expired in 2011)	—	—	(1,051,197)
Adjust non-controlling interests related to Fortress Operating Group units	(276,683)	(132,950)	691,006
Adjust tax receivable agreement liability	(8,787)	(8,870)	3,098
Adjust income taxes	(65,688)	(39,363)	(35,438)
Total adjustments	(233,939)	(199,227)	(673,733)

Net Income (Loss) Attributable to Class A Shareholders	200,447	78,284	(431,515)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	283,144	140,538	(685,821)
Net Income (Loss) (GAAP)	$483,591	$218,822	$(1,117,336)

Total segment assets	$2,701,377	$2,171,612
Adjust equity investments from segment carrying amount	(42,811)	(33,129)
Adjust investments gross of employees’ and others’ portion	38,621	39,905
Adjust goodwill and intangible assets to cost	(22,755)	(22,710)
Total assets (GAAP)	$2,674,432	$2,155,678
** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	December 31,
	2013	2012	2011
Segment revenues	$1,032,641	$757,414	$707,383
Adjust management fees	917	522	500
Adjust incentive income	(28,785)	(5,153)	(40,877)
Adjust income from the receipt of options	42,516	21,524	12,615
Adjust other revenues (including expense reimbursements)*	217,694	195,562	179,007
Total revenues (GAAP)	$1,264,983	$969,869	$858,628

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity			Credit
Year Ended December 31,	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
2013
Depreciation	$1,525	$606	$2,223	$5,557	$422	$271	$3,040	$13,644
Amortization	—	—	—	—	—	46	—	46
Total	$1,525	$606	$2,223	$5,557	$422	$317	$3,040	$13,690

2012
Depreciation	$1,868	$484	$2,218	$5,996	$386	$329	$3,604	$14,885
Amortization	—	—	—	—	—	46	—	46
Total	$1,868	$484	$2,218	$5,996	$386	$375	$3,604	$14,931

2011
Depreciation	$1,677	$399	$1,724	$4,072	$405	$388	$3,311	$11,976
Amortization	—	—	—	—	—	21,423	—	21,423
Total	$1,677	$399	$1,724	$4,072	$405	$21,811	$3,311	$33,399

12. SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2013 (referred to as "subsequent events") through the issuance of these consolidated financial statements. Events subsequent to that have not been considered in these financial statements.

Additional subsequent events are described in Notes 4, 5, 7 and 9.

In February 2014, Newcastle distributed all of the common shares of New Media Investment Group Inc. ("New Media", NYSE: NEWM) to its shareholders. Fortress entered into a management agreement with New Media in which it receives an annual management fee of 1.5% of the company's equity (as defined in the agreement) and incentive compensation (as defined in the agreement). Fortress determined that New Media qualifies as a variable interest entity and, upon the completion of Newcastle's distribution of New Media's common shares, Fortress determined that it was the primary beneficiary. As a result, Fortress consolidated New Media beginning in February 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

If New Media would have been consolidated as of January 1, 2012, total revenue would have increased by approximately $620.1 million and $653.1 million, for the years ended December 31, 2013 and 2012, respectively. In addition, net income would have increased (decreased) by approximately $772.2 million (including gain on reorganization of $947.6 million and net of impairment charges of $133.9 million) and $(175.2) million (including impairment charges of $197.9 million) for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, total assets would have increased by approximately $679.3 million, including intangible assets of $145.4 million, of which amortizable intangible assets are expected to be amortized over a period ranging from ten to sixteen years, and goodwill of $115.2 million. Such amounts are preliminary estimates and may be subject to change upon finalization of Fortress's purchase price allocation.

These impacts will not have a material impact on net income attributable to Class A shareholders and total Fortress shareholders' equity as substantially all of the operating results of New Media will be attributable to non-controlling interests.

In January 2014, Fortress acquired software and technology-related assets which were accounted for as a business combination. These assets will facilitate trading within Fortress's liquid hedge funds segment. The purchase price was $26.0 million of which $11.0 million will be paid 90 days after closing. The purchase price has all been allocated to the acquired software and technology-related assets which have an expected useful life of five years.

On January 24, 2014, Fortress announced that it is launching an affiliated manager platform. The first fund to join the new platform will be the Fortress Asia Macro Funds (Note 3). Over the course of 2014, the Fortress Asia Macro Funds and a related managed account are expected to transition into being managed by a new asset management business, to be named Graticule Asset Management Asia, L.P. ("Graticule Asset Management"), in which Fortress will have a non-controlling equity interest. Fortress will retain a perpetual minority interest in Graticule Asset Management amounting to 42.5% of earnings during 2014 and declining to approximately 27% of earnings over time. Fortress expects to receive additional fees for providing infrastructure services (technology, back office, and other services) to Graticule Asset Management. Upon completing the transition, Fortress will record this interest at its fair value, and expects to record a resulting gain and related compensation expense.

In January 2014, Fortress granted 3.2 million RSUs to its employees and affiliates valued at an aggregate of $27.8 million on the grant date. These RSUs generally vest over three years. Furthermore, 4.2 million existing RSUs vested in January 2014 and the related Class A shares will be delivered within six months pursuant to the plan documents. A portion of these Class A shares may be sold to cover withholding tax requirements.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. (“Nomura”) to acquire 60,568,275 Class A shares for an aggregate purchase price of $363.4 million (or $6.00 per share) paid in cash. All of the purchased Class A shares were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services and/or pay Nomura certain annual sums in lieu thereof equal to the difference, if any, between (i) $12.0 million minus (ii) all fees earned or received by Nomura for the services provided to Fortress and its affiliates.

13. CONSOLIDATING FINANCIAL INFORMATION

The consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the years ended December 31, 2013, 2012 and 2011.

Fortress Operating Group includes all of Fortress’s operating and investing entities. The upper tier Fortress Operating Group entities, other than FOE II (New) LP, are the obligors on Fortress’s credit agreement (Note 5). Segregating the financial results of this group of entities provides a more transparent view of the capital deployed in Fortress’s businesses as well as the relevant ratios for borrowing entities.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating balance sheet information as of December 31, 2013 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$362,620	$1,336	$—	$627	$—	$364,583
Due from affiliates	405,491	1,864	(231)	4,979	(4,979)	407,124
Investments	1,253,266	175	(175)	699,863	(699,863)	1,253,266
Investments in options	104,338	—	—	—	—	104,338
Deferred tax asset, net	—	—	—	354,526	—	354,526
Other assets	184,023	494	—	6,078	—	190,595
	$2,309,738	$3,869	$(406)	$1,066,073	$(704,842)	$2,674,432
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$415,024	$2,285	$—	$—	$—	$417,309
Due to affiliates	108,805	231	(231)	241,006	(4,979)	344,832
Deferred incentive income	247,556	—	—	—	—	247,556
Debt obligations payable	—	—	—	—	—	—
Other liabilities	49,767	63	—	—	—	49,830
	821,152	2,579	(231)	241,006	(4,979)	1,059,527
Commitments and Contingencies
Equity
Paid-in capital	5,703,328	3,575	(175)	2,112,720	(5,706,728)	2,112,720
Retained earnings (accumulated deficit)	(4,274,573)	(2,285)	—	(1,286,131)	4,276,858	(1,286,131)
Accumulated other comprehensive income (loss)	(4,583)	—	—	(1,522)	4,583	(1,522)
Total Fortress shareholders' equity (B)	1,424,172	1,290	(175)	825,067	(1,425,287)	825,067
Principals' and others' interests in equity of consolidated subsidiaries	64,414	—	—	—	725,424	789,838
Total Equity	1,488,586	1,290	(175)	825,067	(699,863)	1,614,905
	$2,309,738	$3,869	$(406)	$1,066,073	$(704,842)	$2,674,432

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2013 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$516,773	$3,510	$—	$—	$—	$520,283
Management fees: non-affiliates	62,240	555	—	—	—	62,795
Incentive income: affiliates	419,828	—	—	—	—	419,828
Incentive income: non-affiliates	44,383	—	—	—	—	44,383
Expense reimbursements: affiliates	179,874	26,578	—	—	—	206,452
Expense reimbursements: non-affiliates	7,209	—	—	—	—	7,209
Other revenues	4,241	2	—	3,423	(3,633)	4,033
	1,234,548	30,645	—	3,423	(3,633)	1,264,983
Expenses
Interest expense	5,147	34	—	3,834	(3,633)	5,382
Compensation and benefits	711,897	29,864	—	—	—	741,761
General, administrative and other	135,203	1,566	—	1	—	136,770
Depreciation and amortization	13,630	60	—	—	—	13,690
	865,877	31,524	—	3,835	(3,633)	897,603
Other Income (Loss)
Gains (losses)	53,938	(5)	—	—	—	53,933
Tax receivable agreement liability adjustment	—	—	—	(8,787)	—	(8,787)
Earnings (losses) from equity method investees	136,866	—	—	262,479	(262,479)	136,866
	190,804	(5)	—	253,692	(262,479)	182,012
Income (Loss) Before Income Taxes	559,475	(884)	—	253,280	(262,479)	549,392
Income tax benefit (expense)	(13,024)	56	—	(52,833)	—	(65,801)
Net Income (Loss)	$546,451	$(828)	$—	$200,447	$(262,479)	$483,591
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$6,461	$—	$—	$—	$276,683	$283,144
Net Income (Loss) Attributable to Class A Shareholders (B)	$539,990	$(828)	$—	$200,447	$(539,162)	$200,447

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2013 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$546,451	$(828)	$—	$200,447	$(262,479)	$483,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,630	60	—	—	—	13,690
Other amortization and accretion	900	—	—	—	—	900
(Earnings) losses from equity method investees	(136,866)	—	—	(262,479)	262,479	(136,866)
Distributions of earnings from equity method investees	84,548	—	—	—	—	84,548
(Gains) losses	(53,938)	5	—	—	—	(53,933)
Deferred incentive income	(107,276)	—	—	—	—	(107,276)
Deferred tax (benefit) expense	2,716	—	—	51,715	—	54,431
Adjustment of estimated forfeited non- cash compensation	70	—	—	—	—	70
Options received from affiliates	(42,516)	—	—	—	—	(42,516)
Tax receivable agreement liability adjustment	—	—	—	8,787	—	8,787
Equity-based compensation	39,266	—	—	—	—	39,266
Options in affiliates granted to employees	8,190	—	—	—	—	8,190
Allowance for doubtful accounts	793	—	—	—	—	793
Cash flows due to changes in
Due from affiliates	(329,175)	(430)	(1,694)	149,615	(166,258)	(347,942)
Other assets	(18,303)	101	—	120	—	(18,082)
Accrued compensation and benefits	330,332	575	—	—	—	330,907
Due to affiliates	(130,117)	(2,291)	1,694	(38,211)	166,258	(2,667)
Deferred incentive income	118,765	—	—	—	—	118,765
Other liabilities	(2,304)	(43)	—	582	—	(1,765)
Net cash provided by (used in) operating activities	325,166	(2,851)	—	110,576	—	432,891
Cash Flows From Investing Activities
Contributions to equity method investees	(37,084)	—	—	(72,515)	72,515	(37,084)
Distributions of capital from equity method investees	281,481	—	—	97,475	(97,475)	281,481
Proceeds from sale of direct investments	18,849	—	—	—	—	18,849
Purchase of equity securities	(20,043)	—	—	—	—	(20,043)
Purchase of digital currency (Bitcoin)	(20,000)	—	—	—	—	(20,000)
Purchase of fixed assets	(11,471)	—	—	—	—	(11,471)
Net cash provided by (used in) investing activities	211,732	—	—	24,960	(24,960)	211,732

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	—	—	—	(149,453)	—	(149,453)
Payment of deferred financing costs	(2,367)	—	—	—	—	(2,367)
Issuance (purchase) of Class A shares (RSU settlements)	(70,850)	—	—	70,850	—	—
Repurchase of shares and RSUs	—	—	—	—	—	—
Capital contributions (distributions)	67,450	3,400	—	—	(70,850)	—
Dividends and dividend equivalents paid	(97,337)	—	—	(56,399)	95,810	(57,926)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	401	—	—	—	—	401
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(174,937)	—	—	—	—	(174,937)
Net cash provided by (used in) financing activities	(277,640)	3,400	—	(135,002)	24,960	(384,282)
Net Increase (Decrease) in Cash and Cash Equivalents	259,258	549	—	534	—	260,341
Cash and Cash Equivalents, Beginning of Period	103,362	787	—	93	—	104,242
Cash and Cash Equivalents, End of Period	$362,620	$1,336	$—	$627	$—	$364,583

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating balance sheet information as of December 31, 2012 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Cash and cash equivalents	$103,362	$787	$—	$93	$—	$104,242
Due from affiliates	298,290	1,434	(2,524)	176,749	(193,392)	280,557
Investments	1,211,684	175	(175)	468,707	(468,707)	1,211,684
Investments in options	38,077	—	—	—	—	38,077
Deferred tax asset, net	2,294	—	—	394,026	—	396,320
Other assets	117,195	660	—	6,943	—	124,798
	$1,770,902	$3,056	$(2,699)	$1,046,518	$(662,099)	$2,155,678
Liabilities and Equity
Liabilities
Accrued compensation and benefits	$145,201	$1,710	$—	$—	$—	$146,911
Due to affiliates	280,370	2,524	(2,524)	270,429	(193,392)	357,407
Deferred incentive income	231,846	—	—	—	—	231,846
Debt obligations payable	—	—	—	149,453	—	149,453
Other liabilities	53,139	107	—	165	—	53,411
	710,556	4,341	(2,524)	420,047	(193,392)	939,028
Commitments and Contingencies
Equity
Paid-in capital	5,678,323	175	(175)	2,119,102	(5,678,323)	2,119,102
Retained earnings (accumulated deficit)	(4,662,361)	(599)	—	(1,486,578)	4,662,960	(1,486,578)
Treasury shares (2,082,648 Class A shares held by subsidiary)	(6,428)	(861)	—	(3,419)	7,289	(3,419)
Accumulated other comprehensive income (loss)	(8,628)	—	—	(2,634)	8,628	(2,634)
Total Fortress shareholders' equity (B)	1,000,906	(1,285)	(175)	626,471	(999,446)	626,471
Principals' and others' interests in equity of consolidated subsidiaries	59,440	—	—	—	530,739	590,179
Total Equity	1,060,346	(1,285)	(175)	626,471	(468,707)	1,216,650
	$1,770,902	$3,056	$(2,699)	$1,046,518	$(662,099)	$2,155,678

(A)	Other than Fortress Operating Group.

(B)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$455,008	$1,082	$—	$—	$—	$456,090
Management fees: non-affiliates	45,322	295	—	—	—	45,617
Incentive income: affiliates	246,438	—	—	—	—	246,438
Incentive income: non-affiliates	26,162	—	—	—	—	26,162
Expense reimbursements: affiliates	176,938	9,654	—	—	—	186,592
Expense reimbursements: non-affiliates	4,580	—	—	—	—	4,580
Other revenues	4,355	25	—	180	(170)	4,390
	958,803	11,056	—	180	(170)	969,869
Expenses
Interest expense	15,477	4	—	470	(170)	15,781
Compensation and benefits	739,805	10,554	—	—	—	750,359
General, administrative and other	126,075	1,073	—	1	—	127,149
Depreciation and amortization	14,907	24	—	—	—	14,931
	896,264	11,655	—	471	(170)	908,220
Other Income (Loss)
Gains (losses)	48,921	—	—	—	—	48,921
Tax receivable agreement liability adjustment	—	—	—	(8,870)	—	(8,870)
Earnings (losses) from equity method investees	156,530	—	—	115,232	(115,232)	156,530
	205,451	—	—	106,362	(115,232)	196,581
Income (Loss) Before Income Taxes	267,990	(599)	—	106,071	(115,232)	258,230
Income tax benefit (expense)	(11,621)	—	—	(27,787)	—	(39,408)
Net Income (Loss)	$256,369	$(599)	$—	$78,284	$(115,232)	$218,822
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$7,588	$—	$—	$—	$132,950	$140,538
Net Income (Loss) Attributable to Class A Shareholders (B)	$248,781	$(599)	$—	$78,284	$(248,182)	$78,284

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2012 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$256,369	$(599)	$—	$78,284	$(115,232)	$218,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	14,907	24	—	—	—	14,931
Other amortization and accretion	2,942	—	—	—	—	2,942
(Earnings) losses from equity method investees	(156,530)	—	—	(115,232)	115,232	(156,530)
Distributions of earnings from equity method investees	59,785	—	—	—	—	59,785
(Gains) losses	(48,921)	—	—	—	—	(48,921)
Deferred incentive income	(77,993)	—	—	—	—	(77,993)
Deferred tax (benefit) expense	1,306	—	—	28,136	—	29,442
Adjustment of estimated forfeited non- cash compensation	(1,691)	—	—	—	—	(1,691)
Options received from affiliates	(21,524)	—	—	—	—	(21,524)
Tax receivable agreement liability adjustment	—	—	—	8,870	—	8,870
Equity-based compensation	213,274	—	—	—	—	213,274
Options in affiliates granted to employees	10,134	—	—	—	—	10,134
Allowance for doubtful accounts	796	—	—	—	—	796
Cash flows due to changes in
Due from affiliates	(76,660)	(1,434)	2,524	(162)	16,805	(58,927)
Other assets	(19,015)	(684)	—	(699)	—	(20,398)
Accrued compensation and benefits	(77,100)	1,710	—	—	—	(75,390)
Due to affiliates	16,906	1,664	(2,524)	(17,482)	(16,805)	(18,241)
Deferred incentive income	65,255	106	—	—	—	65,361
Other liabilities	(2,955)	—	—	163	—	(2,792)
Net cash provided by (used in) operating activities	159,285	787	—	(18,122)	—	141,950
Cash Flows From Investing Activities
Contributions to equity method investees	(63,798)	—	—	(49,328)	49,328	(63,798)
Distributions of capital from equity method investees	140,712	—	—	27,592	(27,592)	140,712
Purchase of fixed assets	(10,375)	—	—	—	—	(10,375)
Net cash provided by (used in) investing activities	66,539	—	—	(21,736)	21,736	66,539

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	(261,250)	—	—	—	—	(261,250)
Issuance (purchase) of Class A shares (RSU settlements)	(49,328)	—	—	49,328	—	—
Repurchase of shares and RSUs	(37,776)	—	—	—	—	(37,776)
Capital contributions (distributions)	49,328	—	—	—	(49,328)	—
Dividends and dividend equivalents paid	(29,385)	—	—	(42,377)	27,592	(44,170)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	431	—	—	—	—	431
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(94,648)	—	—	—	—	(94,648)
Net cash provided by (used in) financing activities	(422,628)	—	—	6,951	(21,736)	(437,413)
Net Increase (Decrease) in Cash and Cash Equivalents	(196,804)	787	—	(32,907)	—	(228,924)
Cash and Cash Equivalents, Beginning of Period	300,166	—	—	33,000	—	333,166
Cash and Cash Equivalents, End of Period	$103,362	$787	$—	$93	$—	$104,242

(A)	Other than Fortress Operating Group.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of operations information for the year ended December 31, 2011 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Management fees: affiliates	$464,305	$—	$—	$—	$—	$464,305
Management fees: non-affiliates	58,096	—	—	—	—	58,096
Incentive income: affiliates	155,303	—	—	—	—	155,303
Incentive income: non-affiliates	1,917	—	—	—	—	1,917
Expense reimbursements: affiliates	169,282	—	—	—	—	169,282
Expense reimbursements: non-affiliates	4,057	—	—	—	—	4,057
Other revenues	5,642	—	—	31	(5)	5,668
	858,602	—	—	31	(5)	858,628
Expenses
Interest expense	18,336	—	—	195	(5)	18,526
Compensation and benefits	706,060	—	—	—	—	706,060
Principals agreement compensation	1,051,197	—	—	—	—	1,051,197
General, administrative and other	145,726	—	—	—	—	145,726
Depreciation and amortization (including impairment)	33,399	—	—	—	—	33,399
	1,954,718	—	—	195	(5)	1,954,908
Other Income (Loss)
Gains (losses)	(30,054)	—	—	—	—	(30,054)
Tax receivable agreement liability adjustment	—	—	—	3,098	—	3,098
Earnings (losses) from equity method investees	41,935	—	—	(414,641)	414,641	41,935
	11,881	—	—	(411,543)	414,641	14,979
Income (Loss) Before Income Taxes	(1,084,235)	—	—	(411,707)	414,641	(1,081,301)
Income tax benefit (expense)	(16,227)	—	—	(19,808)	—	(36,035)
Net Income (Loss)	$(1,100,462)	$—	$—	$(431,515)	$414,641	$(1,117,336)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$5,185	$—	$—	$—	$(691,006)	$(685,821)
Net Income (Loss) Attributable to Class A Shareholders (B)	$(1,105,647)	$—	$—	$(431,515)	$1,105,647	$(431,515)

(A)	Other than Fortress Operating Group.

(B)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information for the year ended December 31, 2011 is as follows:

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$(1,100,462)	$—	$—	$(431,515)	$414,641	$(1,117,336)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33,399	—	—	—	—	33,399
Other amortization and accretion	1,477	—	—	—	—	1,477
(Earnings) losses from equity method investees	(41,935)	—	—	414,641	(414,641)	(41,935)
Distributions of earnings from equity method investees	23,719	—	—	—	—	23,719
(Gains) losses	30,054	—	—	—	—	30,054
Deferred incentive income	(80,093)	—	—	—	—	(80,093)
Deferred tax (benefit) expense	3,668	—	—	20,954	—	24,622
Options received from affiliates	(12,615)	—	—	—	—	(12,615)
Tax receivable agreement liability adjustment	—	—	—	(3,098)	—	(3,098)
Equity-based compensation, including Principals' Agreement	1,284,086	—	—	—	—	1,284,086
Allowance for doubtful accounts	5,263	—	—	—	—	5,263
Cash flows due to changes in
Due from affiliates	(133,322)	—	—	9,129	(9,129)	(133,322)
Other assets	1,428	—	—	5,894	—	7,322
Accrued compensation and benefits	51,166	—	—	—	—	51,166
Due to affiliates	(5,076)	—	—	(13,406)	9,129	(9,353)
Deferred incentive income	112,068	—	—	—	—	112,068
Other liabilities	(4,022)	—	—	(3,159)	—	(7,181)
Net cash provided by (used in) operating activities	168,803	—	—	(560)	—	168,243
Cash Flows From Investing Activities
Contributions to equity method investees	(82,610)	—	—	(77,465)	77,465	(82,610)
Distributions of capital from equity method investees	180,855	—	—	32,145	(32,145)	180,855
Purchase of fixed assets	(17,713)	—	—	—	—	(17,713)
Net cash provided by (used in) investing activities	80,532	—	—	(45,320)	45,320	80,532
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

	Fortress Operating Group Combined, Excluding FOE II (New) LP	FOE II (New) LP	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (A)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Financing Activities
Repayments of debt obligations	(16,250)	—	—	—	—	(16,250)
Issuance (purchase) of Class A shares (RSU settlements)	(77,465)	—	—	77,465	—	—
Capital contributions (distributions)	77,465	—	—	—	(77,465)	—
Dividends and dividend equivalents paid	(32,145)	—	—	—	32,145	—
Principals' and others' interests in equity of consolidated subsidiaries - contributions	13,484	—	—	—	—	13,484
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(123,475)	—	—	—	—	(123,475)
Net cash provided by (used in) financing activities	(158,386)	—	—	77,465	(45,320)	(126,241)
Net Increase (Decrease) in Cash and Cash Equivalents	90,949	—	—	31,585	—	122,534
Cash and Cash Equivalents, Beginning of Period	209,217	—	—	1,415	—	210,632
Cash and Cash Equivalents, End of Period	$300,166	$—	$—	$33,000	$—	$333,166

(A)	Other than Fortress Operating Group.

14.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Fortress’s quarterly operations.

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2013
Total revenues	$244,355	$223,074	$232,019	$565,535	(A)	$1,264,983
Total expenses	220,611	249,849	184,051	243,092		897,603
Total other income (loss)	69,838	25,505	68,011	18,658		182,012
Income (Loss) Before Income Taxes	93,582	(1,270)	115,979	341,101		549,392
Income tax benefit (expense)	(26,276)	(1,166)	(14,794)	(23,565)		(65,801)
Net Income (Loss)	$67,306	$(2,436)	$101,185	$317,536		$483,591

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$52,977	$(360)	$58,804	$171,723		$283,144
Net Income (Loss) Attributable to Class A Shareholders	$14,329	$(2,076)	$42,381	$145,813		$200,447
Net income (loss) per Class A share, basic	$0.06	$(0.01)	$0.17	$0.59		$0.83
Net income (loss) per Class A share, diluted (B)	$0.05	$(0.01)	$0.12	$0.49		$0.79
Weighted average number of Class A shares outstanding, basic	227,287,102	237,426,903	239,404,587	240,684,662		236,246,296
Weighted average number of Class A shares outstanding, diluted	496,294,600	237,426,903	502,091,166	503,803,432		500,631,423

(A)       Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from “tax distributions” from credit PE funds, as described in Note 3.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(dollars in tables in thousands, except share data)

(B)
Fortress's diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units and fully vested Restricted Partnership Units to Class A shares (see Note 8).

	Quarter Ended					Year Ended
	March 31	June 30	September 30	December 31		December 31
2012
Total revenues	$171,658	$199,048	$181,523	$417,640	(A)	$969,869
Total expenses	220,890	212,555	220,782	253,993		908,220
Total other income (loss)	52,927	30,291	49,806	63,557		196,581
Income (Loss) Before Income Taxes	3,695	16,784	10,547	227,204		258,230
Income tax benefit (expense)	(27,842)	(2,528)	(3,881)	(5,157)		(39,408)
Net Income (Loss)	$(24,147)	$14,256	$6,666	$222,047		$218,822

Principals’ and Others’ Interests in (Income) Loss of Consolidated Subsidiaries	$5,393	$9,347	$5,958	$119,840		$140,538
Net Income (Loss) Attributable to Class A Shareholders	$(29,540)	$4,909	$708	$102,207		$78,284
Net income (loss) per Class A share, basic	$(0.15)	$0.02	$—	$0.40		$0.29
Net income (loss) per Class A share, diluted (B)	$(0.16)	$(0.12)	$(0.04)	$0.24		$0.27
Weighted average number of Class A shares outstanding, basic	200,009,820	216,145,015	220,641,776	220,660,135		214,399,422
Weighted average number of Class A shares outstanding, diluted	515,803,383	516,418,867	520,039,541	525,242,510		524,900,132

(A)       Includes incentive income from hedge funds, which is recognized in the fourth quarter as annual performance criteria are achieved, as well as from “tax distributions” from credit PE funds, as described in Note 3.

(B)
Fortress's diluted income (loss) per share for all periods presented includes the income tax effects to net income (loss) attributable to Class A shareholders from the assumed conversion of Fortress Operating Group Units and fully vested Restricted Partnership Units to Class A shares (see Note 8).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in Item 8 in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and background of each of our directors nominated for election will be contained under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS” in our definitive proxy statement for the 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act, within 120 days after the fiscal year ended December 31, 2013 (our “2014 Proxy Statement”). The identification of our Audit Committee and our Audit Committee financial experts will be contained in our 2014 Proxy Statement under the caption “CORPORATE GOVERNANCE - Committees of the Board of Directors - The Audit Committee.” Information on compliance with Section 16(a) of the Exchange Act will be contained in our 2014 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Section 16(a) Beneficial Ownership Reporting Compliance”. The requisite information pertaining to our executive officers will be contained under the caption "EXECUTIVE OFFICERS" in our 2014 Proxy Statement. All of the foregoing information is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics (which is posted on our website at http://www.fortress.com under "Investor Relations - Governance Documents") that applies to all employees, directors and officers, including our chief executive officer, our chief financial officer, our principal accounting officer or controller, or persons performing similar functions, as well as a Code of Ethics for Principal Executive and Senior Financial Officers (which is available in print to any shareholder of the Company upon request) that applies to our Chief Executive Officer, Presidents, Chief Financial Officer, Principal Accounting Officer and Chief Accounting Officer (or persons performing similar functions). We intend to post to our website any amendment to, or waiver from, any provision of such codes of ethics granted to a director, principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions.

Item 11. Executive Compensation.

Information required by this item concerning compensation of our directors and certain named executive officers will be contained in our 2014 Proxy Statement under the captions “DIRECTOR COMPENSATION” and “EXECUTIVE COMPENSATION,” respectively, and the Compensation Committee report will be contained in our 2014 Proxy Statement under the caption "COMPENSATION COMMITTEE REPORT" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item concerning the number of Fortress shares beneficially owned by beneficial owners of more than five percent, each director, each named executive officer and by all directors and executive officers as a group will be provided in our 2014 Proxy Statement under the caption “OWNERSHIP OF THE COMPANY’S SHARES - Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the total number of outstanding securities in the Fortress Investment Group LLC 2007 Omnibus Equity Compensation (the "Plan"), and the number of securities remaining for future issuance as of December 31, 2013. Initially, 115,000,000 Class A shares were authorized for issuance under the Plan.

Number of Securities
		Number of Class A	Remaining Available for
		Restricted Share Units	Future Issuance Under
	Number of Class A	and Restricted Partnership	Equity Compensation
Plan Category	Restricted Shares Issued	Units Issued (A)	Plans (B)
Equity Compensation Plans
Approved by Security Holders:
Fortress Investment Group LLC 2007 Omnibus Equity Compensation Plan	955,744	19,242,966	65,366,830
Not Approved by Security Holders:
None	N/A	N/A	N/A

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

(B)
In addition, 56,853,694 Class A Restricted Share Units and 31,000,000 Restricted Partnership Units which were previously issued have vested. Beginning in 2008, the Class A shares reserved under the Plan will be increased on the first day of each fiscal year during the Plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under the Plan as of such date or (y) 60,000,000 shares. As a result, on January 1, 2008 and 2013, no additional Class A shares were reserved for issuance under the Plan. On January 1, 2014, 2012, 2011, 2010 and 2009, 8,174,614, 9,389,280, 12,212,225, 10,262,121 and 26,555,608 additional Class A shares were reserved for issuance under the Plan, respectively. The number of shares reserved under the Plan is also subject to adjustment in the event of a share split, share dividend, or other change in our capitalization. Generally, employee share units that are forfeited or canceled from awards under the Plan will be available for future awards. The table reflects forfeited share units as available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item relating to certain transactions between Fortress and its affiliates and certain other persons will be contained in our 2014 Proxy Statement under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS,” and is incorporated herein by reference.

Information required by this item relating to director independence will be contained in our 2014 Proxy Statement under the caption “PROPOSAL NUMBER ONE - ELECTION OF DIRECTORS - Director Independence,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item relating to audit fees, audit-related fees, tax fees and all other fees billed in fiscal year 2013 by Ernst & Young LLP for services rendered to Fortress will be contained in our 2014 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Fees, Audit Related Fees, Tax Fees and All Other Fees,” and is incorporated herein by reference. In addition, information relating to the pre-approval policies and procedures of the Audit Committee will be contained in our 2014 Proxy Statement under the caption “PROPOSAL NUMBER TWO - APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Audit Committee Pre-Approval Policies and Procedures,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

For Item 15(a) and Item 15(c), see “Financial Statements and Supplementary Data”

Item 15(b) -    Exhibits filed with this Quarterly Report on Form 10-K:

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

10.9	First Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP.

10.10	Second Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP.

10.11
Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.12
First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

10.13	Second Amendment to the Amended Restated Agreement of Limited Partnership of FOE II (New) LP.

10.14	Third Amendment to the Amended Restated Agreement of Limited Partnership of the FOE II (New) LP.

10.15	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.16	First Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.17	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.18	Third Amendment to the Amended Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.19
Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.20	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.21
Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.22
Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.23
Separation Agreement and General Release dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (File No. 001-33294), Exhibit 10.14).

10.24
Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.25
Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.26
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.27
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.28
Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.29
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.30
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.31
Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.25).

10.32
Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.26).

10.33
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

10.34	First Amendment to Credit Agreement, Consent and Waiver, dated as January 29, 2014.

10.35
Purchase Agreement, dated February 13, 2014, by and among an Fortress Operating Entity I LP, FOE II (New) LP, Principal Holdings I LP and Nomura Investment Management U.S.A., Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2014 (file No. 001-33294), Exhibit 10.1).

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

**XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1934 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

FORTRESS INVESTMENT GROUP LLC

February 27, 2014

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass	By:	/s/ Richard N. Haass
Daniel N. Bass		Richard N. Hass
Chief Financial Officer		Director

February 27, 2014		February 27, 2014

By:	/s/ John A. Konawalik	By:	/s/ Douglas L. Jacobs
John A. Konawalik		Douglas L. Jacobs
Principal Accounting Officer		Director

February 27, 2014		February 27, 2014

By:	/s/ Wesley R. Edens	By:	/s/ David Barry
Wesley R. Edens		David Barry
Co-Chairman of the Board		Director

February 27, 2014		February 27, 2014

By:	/s/ Peter L. Briger, Jr.	By:	/s/ George W. Wellde, Jr.
Peter L. Briger, Jr.		George W. Wellde, Jr.
Co-Chairman of the Board		Director

February 27, 2014		February 27, 2014

By:	/s/ Michael E. Novogratz
Michael E. Novogratz
Director

February 27, 2014

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made of at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov. See "Business - Where Readers Can Find Additional Information."

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

10.9	First Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP.

10.10	Second Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP.

10.11
Amended and Restated Agreement of Limited Partnership of Fortress Operating Entity II LP (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.9).

10.12
First Amendment to Amended and Restated Agreement of Limited Partnership of FOE II (New) LP (formerly known as Fortress Operating Entity II LP) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 2, 2012 (File No. 001-33294), Exhibit 10.10).

10.13	Second Amendment to the Amended Restated Agreement of Limited Partnership of FOE II (New) LP.

10.14	Third Amendment to the Amended Restated Agreement of Limited Partnership of the FOE II (New) LP.

10.15	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.16	First Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.17	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.18	Third Amendment to the Amended Restated Agreement of Limited Partnership of Principal Holdings I LP.

10.19
Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.20	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.21
Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.22
Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.23
Separation Agreement and General Release dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (File No. 001-33294), Exhibit 10.14).

10.24
Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.25
Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.26
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.27
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.28
Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.29
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.30
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.31
Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.25).

10.32
Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.26).

10.33
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

10.34	First Amendment to Credit Agreement, Consent and Waiver, dated as January 29, 2014.

10.35
Purchase Agreement, dated February 13, 2014, by and among an Fortress Operating Entity I LP, FOE II (New) LP, Principal Holdings I LP and Nomura Investment Management U.S.A., Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on February 13, 2014 (file No. 001-33294), Exhibit 10.1).

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

**XBRL (Extensible Business Reporting Language) information is filed for purposes of Sections 11 and 12 of the Securities Act of 1934 and Section 18 of the Securities Exchange Act of 1934.