Form 10-Q
period 2014-03-31
Fortress Investment Group LLC
filed 2014-05-01
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
Class A Shares: 204,347,285 outstanding as of April 25, 2014.
Class B Shares: 226,331,513 outstanding as of April 25, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Investment Manager
Cash and cash equivalents	$184,648	$364,583
Due from affiliates	143,603	407,124
Investments	1,249,685	1,253,266
Investments in options	99,558	104,338
Deferred tax asset, net	391,970	354,526
Other assets	165,836	190,595
	2,235,300	2,674,432
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	21,947	—
Fixed assets, net	267,289	—
Goodwill	119,502	—
Intangible assets, net	146,098	—
Other assets, net	108,409	—
	663,245	—
Total Assets	$2,898,545	$2,674,432

Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$129,205	$417,309
Due to affiliates	352,160	344,832
Deferred incentive income	284,200	247,556
Debt obligations payable	125,000	—
Other liabilities	125,621	49,830
	1,016,186	1,059,527
Non-Investment Manager - consolidated VIE
Deferred revenue	31,985	—
Debt obligations payable	181,978	—
Accrued expenses and other liabilities	67,258	—
	281,221	—
Total Liabilities	1,297,407	1,059,527

Commitments and Contingencies

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2014 (Unaudited)	December 31, 2013
Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 204,347,285
and 240,741,920 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
and 249,534,372 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	2,060,626	2,112,720
Retained earnings (accumulated deficit)	(1,448,152)	(1,286,131)
Accumulated other comprehensive income (loss)	(1,834)	(1,522)
Total Fortress shareholders’ equity	610,640	825,067
Principals’ and others’ interests in equity of consolidated subsidiaries	610,192	789,838
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	380,306	—
Total Equity	1,601,138	1,614,905
Total Liabilities and Equity	$2,898,545	$2,674,432

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Investment Manager
Management fees: affiliates	$128,945	$143,602
Management fees: non-affiliates	17,622	14,815
Incentive income: affiliates	34,251	31,357
Incentive income: non-affiliates	643	1,429
Expense reimbursements: affiliates	51,186	50,666
Expense reimbursements: non-affiliates	2,448	1,371
Other revenues (affiliate portion disclosed in Note 7)	1,250	1,115
	236,345	244,355

Non-Investment Manager - consolidated VIE
Advertising	43,836	—
Circulation	22,144	—
Commercial printing and other	7,841	—
	73,821	—
Total Revenues	310,166	244,355

Expenses
Investment Manager
Compensation and benefits	188,519	181,079
General, administrative and other	37,823	33,998
Depreciation and amortization	4,301	3,239
Interest expense	691	2,295
	231,334	220,611

Non-Investment Manager - consolidated VIE
Operating costs	43,573	—
General, administrative and other	25,116	—
Depreciation and amortization	5,213	—
Interest expense	2,134	—
	76,036	—
Total Expenses	307,370	220,611

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(11,244)	41,275
Tax receivable agreement liability adjustment	—	(7,739)
Earnings (losses) from equity method investees	20,374	36,302
Total Other Income (Loss)	9,130	69,838

Income (Loss) Before Income Taxes	11,926	93,582
Income tax benefit (expense) - Investment Manager	(5,994)	(26,276)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	239	—
Total Income Tax Benefit (Expense)	(5,755)	(26,276)
Net Income (Loss)	$6,171	$67,306
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,969	$52,977
Non-Controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIE	$(2,734)	$—
Net Income (Loss) Attributable to Class A Shareholders	$2,936	$14,329
Dividends declared per Class A share	$0.08	$0.06

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.01	$0.06
Net income (loss) per Class A share, diluted	$0.01	$0.05
Weighted average number of Class A shares outstanding, basic	216,934,917	227,287,102
Weighted average number of Class A shares outstanding, diluted	229,033,778	496,294,600

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Comprehensive income (loss) (net of tax)
Net income (loss)	$6,171	$67,306
Investment Manager
Foreign currency translation	(1,032)	(2,856)
Comprehensive income (loss) from equity method investees	—	4,225
Total comprehensive income (loss)	$5,139	$68,675
Comprehensive income (loss) attributable to principals’ and others’ interests	$5,310	$53,834
Comprehensive income (loss) attributable to non-controlling interests in Non- Investment Manager - consolidated VIE	$(2,734)	$—
Comprehensive income (loss) attributable to Class A shareholders	$2,563	$14,841

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Non-Controlling Interests in Equity of Non-Investment Manager	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$(1,522)	$825,067	$789,838	$—	$1,614,905
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	30,440	—	30,440
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(43,684)	—	(43,684)
Consolidation of New Media	—	—	—	—	—	—	—	383,040	383,040
Dividends declared	—	—	(14,492)	—	—	(14,492)	—	—	(14,492)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(254)	—	—	(254)	(455)	—	(709)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	1,369	—	—	1,369	—	—	1,369
Director restricted share grant	18,562	—	74	—	—	74	86	—	160
Capital increase related to equity-based compensation, net	952,219	—	8,499	—	—	8,499	9,881	—	18,380
Dilution impact of equity transactions (Note 7)	—	—	(47,290)	—	61	(47,229)	47,229	—	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	186,551	—	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	(164,957)	(228,453)	—	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	(186,551)	—	—	(186,551)
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	2,936	—	2,936	5,969	(2,734)	6,171
Foreign currency translation	—	—	—	—	(373)	(373)	(659)	—	(1,032)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	—	—	—	—
Total comprehensive income (loss)						2,563	5,310	(2,734)	5,139
Equity - March 31, 2014	204,347,285	226,331,513	$2,060,626	$(1,448,152)	$(1,834)	$610,640	$610,192	$380,306	$1,601,138

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$6,171	$67,306
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	4,301	3,239
Other amortization and accretion (included in interest expense)	195	288
(Earnings) losses from equity method investees	(20,374)	(36,302)
Distributions of earnings from equity method investees	25,784	18,411
(Gains) losses	11,244	(41,275)
Deferred incentive income	(29,503)	(26,795)
Deferred tax (benefit) expense	2,486	36,207
Options received from affiliates	—	(26,374)
Tax receivable agreement liability adjustment	—	7,739
Equity-based compensation	8,673	9,597
Options in affiliates granted to employees	4,553	6,356
Other	44	85
Non-Investment Manager - consolidated VIE
Depreciation and amortization	5,213	—
Amortization of deferred financing costs (included in interest expense)	230	—
Other	(46)	—
Cash flows due to changes in
Investment Manager
Due from affiliates	39,640	(15,226)
Other assets	40,358	11,192
Accrued compensation and benefits	(263,426)	5,463
Due to affiliates	(32,690)	(14,593)
Deferred incentive income	63,458	48,323
Other liabilities	35,553	32,007
Non-Investment Manager - consolidated VIE
Other assets	824	—
Deferred revenue	37	—
Accrued expenses and other liabilities	(1,254)	—
Net cash provided by (used in) operating activities	(98,529)	85,648

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(7,031)	(237)
Distributions of capital from equity method investees	231,158	167,083
Purchase of fixed assets	(1,797)	(2,334)
Purchase of software and technology-related assets	(14,965)	—
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	23,845	—
Purchase of fixed assets	(310)	—
Acquisitions, net of cash acquired	(8,026)	—
Net cash provided by (used in) investing activities	222,874	164,512
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	—	(40,000)
Borrowings under debt obligations	125,000	—
Payment of deferred financing costs	—	(2,054)
Proceeds from public offering (Note 9)	186,551	—
Repurchase of Class B shares (Note 9)	(186,551)	—
Repurchase of Class A shares (Note 9)	(363,410)	—
Dividends and dividend equivalents paid	(15,359)	(13,907)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	1,191	320
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(33,590)	(52,804)
Excess tax benefits from delivery of RSUs	425	—
Non-Investment Manager - consolidated VIE
Repayments under current portion of long-term debt	(68)	—
Borrowings under debt obligations	4,068	—
Payment of debt issuance costs	(590)	—
Net cash provided by (used in) financing activities	(282,333)	(108,445)
Net Increase (Decrease) in Cash and Cash Equivalents	(157,988)	141,715
Cash and Cash Equivalents, Beginning of Period	364,583	104,242
Cash and Cash Equivalents, End of Period	$206,595	$245,957
Cash and Cash Equivalents - Investment Manager, End of Period	$184,648	$245,957
Cash and Cash Equivalents - Non-Investment Manager - consolidated VIE, End of Period	$21,947	$—
Supplemental Disclosure of Cash Flow Information
Investment Manager
Cash paid during the period for interest	$—	$1,658
Cash paid during the period for income taxes	$1,559	$1,309
Non-Investment Manager - consolidated VIE:
Cash paid during the period for interest	$1,616	$—
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment Manager
Employee compensation invested directly in subsidiaries	$29,230	$23,872
Investments of incentive receivable amounts into Fortress Funds	$233,260	$162,647
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$14,925	$3,611

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

Investment Manager

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
a)    General buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and
b)    Publicly traded companies that are externally managed by Fortress pursuant to a management agreement, which Fortress refers to as “permanent capital vehicles,” that invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, and media assets.

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

In January 2014, Fortress announced that it is launching an affiliated manager platform. The first fund to join the new platform will be the Fortress Asia Macro Funds. Over the course of 2014, the Fortress Asia Macro Funds and related managed accounts will be transitioned to Graticule Asset Management Asia, L.P. ("Graticule Asset Management"), a new asset management business in which Fortress will have a non-controlling equity interest. Fortress will retain a perpetual minority interest in Graticule Asset Management amounting up to approximately 42.5% of earnings during 2014 and declining to approximately 27% of earnings over time. Fortress expects to receive additional fees for providing infrastructure services (technology, back office, and other services) to Graticule Asset Management. Upon completing the transition, Fortress will record this interest at its fair value, and expects to record a resulting gain and related compensation expense.

In January 2014, Fortress acquired software and technology-related assets which were accounted for as a business combination. These assets facilitate trading within Fortress's liquid hedge funds segment. The purchase price was $26.0 million of which a remaining $11.0 million was paid in the second quarter of 2014. The purchase price has all been allocated to the acquired software and technology related assets which have an expected useful life of five years.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

The assets, liabilities and related operations of Fortress’s asset management business (as described above) are disclosed under the Investment Manager caption in the consolidated financial statements and accompanying footnotes. Fortress also consolidates New Media (as described below) whose assets, liabilities and related operations are disclosed under the Non-Investment Manager caption in the consolidated financial statements and accompanying footnotes.

Non-Investment Manager

Consolidation of New Media

On February 14, 2014, Newcastle Investment Corp. ("Newcastle") (NYSE: NCT) completed the distribution of all of the common shares it held of New Media Investment Group Inc. ("New Media" or the "Media Business") (NYSE: NEWM), publishers of locally based print and online media in the United States, to its stockholders. Fortress entered into a management agreement with New Media and under the terms of the management agreement, Fortress manages the operations of New Media and in return receives a management fee of 1.5% per annum of New Media's Total Equity (as defined in the management agreement) and incentive income. Fortress determined that New Media qualifies as a variable interest entity and, upon completion of Newcastle's distribution of New Media's common shares, that it was the primary beneficiary and therefore consolidates New Media. The operations of New Media consist of the consolidated operations of GateHouse Media, LLC ("GateHouse") and Local Media Group Holdings LLC ("Local Media"). Although New Media’s operating results impact net income, they do not have a material impact on the net income attributable to Fortress’s Class A shareholders, Class A basic and diluted earnings per share, or total Fortress’s shareholders’ equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of March 31, 2014, Fortress owned approximately 0.25% of New Media’s outstanding common stock.

New Media is one of the largest publishers of locally based print and online media in the United States as measured by the number of daily publications. New Media operates in 356 markets across 24 states. New Media’s portfolio of products includes 429 community publications, 356 websites, 346 mobile sites, and six yellow page directories. New Media reaches over 12 million people per week and serves over 130,000 business customers.

Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of New Media assets to satisfy its obligations.

For accounting purposes, the consolidation of New Media was treated as a business combination. The New Media assets and liabilities were recorded at their estimated fair values as of the date of consolidation. Any excess estimated New Media fair value was allocated to goodwill.

Significant assumptions used in estimating fair values included the following:

•
Intangible assets - The estimated fair values of the acquired subscriber relationships, advertiser relationships and customer relationships were determined based on an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows.

Masthead, which is a publication's designed title or nameplate as it appears on its front page, fair values were determined based on a relief from royalty method, an income approach.

•
Fixed assets - The estimated fair values for fixed assets were determined under three approaches: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active market is available), and the income

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

approach (used for intangibles). These approaches are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income.

The following table summarizes the allocation of the estimated New Media fair value to identifiable assets and liabilities as of the date of consolidation:

As of February 14, 2014
Cash and cash equivalents	$23,845
Fixed assets	266,385
Goodwill	118,847
Intangibles assets	144,664
Other assets	108,072
Total assets	661,813
Less:
Debt obligations payable	(177,955)
Accrued expenses and other liabilities	(99,858)
Net assets	$384,000
Non-controlling interests in equity of New Media	$383,040

If New Media had been consolidated as of January 1, 2013, total revenue would have increased by approximately $68.2 million and $146.1 million, for the three months ended March 31, 2014 and 2013, respectively. In addition, net income would have decreased by approximately $(4.0) million and $(17.6) million for the three months ended March 31, 2014 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds.

Deferred Tax Asset, net	6	Relates to potential future net tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the Investment Manager's and New Media's credit agreements.

The debt obligations of New Media are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of New Media's assets to satisfy its obligations.

		New Media’s debt obligations have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Principals' and Others' Interests in Equity of Consolidated Subsidiaries	7	The GAAP basis of the Principals' and one senior employee's ownership interests in Fortress Operating Group as well as employees' ownership interest in certain subsidiaries.

Statement of Operations

Management Fees: Affiliates	3	Fees earned for managing Fortress Funds, generally determined based on the size of such funds.

Management Fees: Non-Affiliates	3	Fees earned from managed accounts and our traditional fixed income asset management business, generally determined based on the amount managed.

Incentive Income: Affiliates	3	Income earned from Fortress Funds, based on the performance of such funds.

Incentive Income: Non- Affiliates	3	Income earned from managed accounts, based on the performance of such accounts.

Compensation and Benefits	8	Includes equity-based, profit-sharing and other compensation to employees.

Gains (Losses)	4	The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the permanent capital vehicles and GAGFAH).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

Income tax benefit (expense) for the Investment Manager and Media Business are calculated separately and the taxable income (loss) of the Media Business does not impact the amount of income tax benefit (expense) for the Investment Manager (and vice versa).

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

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles ("US GAAP") have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2013 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.  Certain disclosures have been expanded to include information related to the consolidation of New Media (as described above) in accordance with US GAAP. Capitalized terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2013.

All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

Non-controlling interests in equity of Non-Investment Manager represent the interests in New Media that are not owned by Fortress.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

Investment Manager

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

Stock Options Received - Fully vested stock options are issued to Fortress by certain of the permanent capital vehicles as compensation for services performed in raising capital for these entities. These options are recognized by Fortress as management fees at their estimated fair value at the time of issuance. Fair value was estimated using an option valuation model. Since the permanent capital vehicles' option plans have characteristics significantly different from those of traded options, and since the assumptions used in such models, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from this estimate. Fortress has elected to account for these options at fair value with changes in fair value recognized in current income as Gains (Losses).

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

Media Revenues - Advertising income from the publication of newspapers is recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user either clicks on or views certain ads, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments, and discounts.

Circulation revenue includes single-copy and subscription revenues. Circulation income is based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and digital subscriptions sold and the rates charged to the respective customers. Single-copy income is recognized based on date of publication, net of provisions for related returns. Proceeds from subscription income are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

Other revenue is recognized when the related service or product has been delivered.

Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue in the consolidated balance sheets until the services are performed or the product is delivered.

Balance Sheet Measurement

Investment Manager

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

Other Assets and Other Liabilities:

Other assets and liabilities are comprised of the following. Other assets are presented net of allowances for uncollectible amounts of $3.3 million as of March 31, 2014 and $3.3 million as of December 31, 2013, respectively, which were recorded as General and Administrative expense.

-
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

-	Deferred Charges - Deferred charges consist primarily of costs incurred in obtaining financing, which are amortized over the term of the financing generally using the effective interest method.

-	Equity Securities - Equity securities consist primarily of investments in unaffiliated publicly traded companies, which are valued based on quoted market prices.

-
Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. As of March 31, 2014, Fortress has recorded cumulative unrealized losses of $9.9 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

-
Prepaid Compensation - Prepaid compensation consists of profit sharing compensation payments previously made to employees which are not considered probable of being incurred as expenses and would become receivable back from employees at the termination of the related funds.

-
Goodwill and Intangibles - Goodwill and intangibles represent amounts recorded in connection with business combinations. Goodwill is not amortized but is tested for impairment at least annually. Other intangible assets are amortized over their estimated useful lives.

-
Deferred Rent - Rent expense is recognized on a straight-line basis based on the total minimum rent required throughout the lease period. Deferred rent represents the difference between the rent expense recognized and cash paid to date.

-	Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value.

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

Fortress did not have any derivatives designated as hedges for the three months ended March 31, 2014 and 2013.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Fortress’s purposes, comprehensive income represents net income, as presented in the accompanying consolidated statements of operations, adjusted for unrealized gains or losses on securities available for sale and on derivatives designated as cash flow hedges, as well as net foreign currency translation adjustments, including Fortress’s relative share of these items from its equity method investees.

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the quarters ended March 31, 2014 and 2013.

Profit Sharing Arrangements - Pursuant to employment arrangements, certain of Fortress’s employees are granted profit sharing interests and are thereby entitled to a portion of the incentive income or other amounts realized from certain Fortress Funds, which is payable upon a realization event within the respective funds. Accordingly, incentive income resulting from a realization event

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

Income Taxes - FIG Corp., a subsidiary of the Registrant, is a corporation for tax purposes. As a result, a substantial portion of Fortress’s income earned by FIG Corp. is subject to U.S. federal and state income taxation, taxed at prevailing rates. The remainder of Fortress’s income is allocated directly to its shareholders and is not subject to a corporate level of taxation. Certain subsidiaries of Fortress are subject to the New York City unincorporated business tax (“UBT”) on their U.S. earnings based on a statutory rate of 4%. Certain subsidiaries of Fortress are subject to income tax of the foreign countries in which they conduct business. Interest and penalties, if any, are treated as additional taxes.

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

Non-Investment Manager

Purchase Accounting - In determining the allocation of the purchase price between net tangible and intangible assets and liabilities, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of pre-acquisition due diligence and independent valuations and appraisals. Management allocates the purchase price to net tangible and identified intangible assets and liabilities based on their fair values. The determination of fair value involves the use

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

of significant judgment and estimation. Acquisition costs in excess of the fair value of tangible and identifiable intangible net assets is recorded as goodwill.

Fixed Assets - Fixed assets are recorded at cost. Routine maintenance and repairs are expensed as incurred. Depreciation is calculated under the straight-line method over the estimated useful lives, principally 21 to 40 years for buildings, 3 to 10 years for buildings improvements, 1 to 20 years for machinery and equipment, and 1 to 7 years for furniture, fixtures and computer software. Leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Fixed assets for New Media consisted of the following:

March 31, 2014
Land	$23,487
Buildings and improvements	112,272
Machinery and equipment	125,272
Furniture, fixtures, and computer software	9,875
Construction in progress and other non-depreciating assets	741
$271,647
Less: accumulated depreciation	(4,358)
Total	$267,289
Depreciation expense related to fixed assets of New Media for the period from February 14, 2014 to March 31, 2014, was $4.4 million.

Goodwill and Intangibles - Intangible assets related to the Media Business consist of advertiser, customer and subscriber relationships, mastheads and trade names. These intangible assets are recorded at fair value at the date of acquisition. New Media estimates the fair value of the advertiser, customer and subscriber relationships and the trade names using the multi-period excess earnings method under the income approach. This valuation method is based on first forecasting revenue for the existing customer base and then applying expected attrition rates. Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

Amortization of intangible assets is included within depreciation and amortization on the consolidated statements of operations and is calculated using the straight-line method based on the following estimated useful lives:

Advertiser relationships	14 - 16 years
Customer relationships	14 - 16 years
Subscriber relationships	15 - 16 years
Trade names	10 years

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Goodwill and intangible assets related to New Media consisted of the following:

	March 31, 2014
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,461	$(498)	$57,963
Customer relationships	5,769	(49)	5,720
Subscriber relationships	36,081	(306)	35,775
Trade name	262	(2)	260
Total	$100,573	$(855)	$99,718

Nonamortized intangible assets:
Mastheads			46,380
Total intangible assets, net			$146,098

Goodwill			$119,502

As of March 31, 2014, the weighted average amortization periods for amortizable intangible assets are 15.9 years for advertiser relationships, 15.9 years for customer relationships, 16.0 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.9 years.
Amortization expense related to amortizable intangible assets of New Media for the period from February 14, 2014 to March 31, 2014 was $0.9 million. Estimated future amortization expense as of March 31, 2014, is as follows:

April 1, 2014 to December 31, 2014	$4,828
2015	6,438
2016	6,438
2017	6,438
2018	6,438
Thereafter	69,138
Total	$99,718
Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in New Media’s stock price. An annual impairment assessment is performed on each of New Media's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the amount of impairment is calculated as the excess of the carrying value of goodwill over its implied fair value.

The recoverability of its long-lived assets, including fixed assets and definite lived intangible assets, is estimated whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses, significant changes in the manner of use of the acquired assets or the strategy for New Media’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates by comparing the

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.
The newspaper industry and New Media have experienced declining same store revenue and profitability over the past several years. Should general economic, market or business conditions decline, and have a negative impact on estimates of future cash flow and market transaction multiples, this may require impairment charges to be recorded in the future.

Cash Equivalents - Cash equivalents represent highly liquid certificates of deposit which have original maturities of three months or less.

Deferred Revenue - Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until services are performed or the product is delivered.

Other Assets and Other Liabilities - Other assets and liabilities of the Non-Investment Manager are comprised of the following. Other assets are presented net of allowances for uncollectible amounts of $0.7 million as of March 31, 2014, which were recorded as general, administrative and other.

	Other Assets		Other Liabilities
	March 31, 2014		March 31, 2014
Accounts receivable, net	$61,551	Accounts payable	$8,684
Inventory	8,209	Accrued expenses	42,979
Prepaid expenses	8,439	Pension and postretirement benefit obligations	10,158
Miscellaneous assets	30,210	Miscellaneous liabilities	5,437
	$108,409		$67,258

-
Accounts Receivable - Accounts receivable are stated at amounts due from customers, net of an allowance for uncollectible accounts. Allowance for uncollectible accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. New Media generally does not require collateral.

-
Inventory - Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2014 New Media expects to purchase approximately 95% of newsprint from one vendor.

-
Pension and Other Postretirement Benefit Obligations - Pension plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. For other postretirement benefit plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, critical assumptions in determining other postretirement benefit obligations and expense are the discount rate and the assumed health care cost-trend rates.

New Media maintains a legacy pension plan and legacy postretirement medical and life insurance plans which cover qualifying employees of its subsidiaries. The pension plan and postretirement medical and life insurance plans are closed to new participants and the pension plan was frozen to all future benefit accruals. Also, medical and life insurance benefits for a select group of active employees are frozen and the plan limits future benefits.

The accrued benefit actuarial method is used and best estimate assumptions are used to determine pension costs, liabilities and other pension information for defined benefit plans.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following provides information on the components of net periodic benefit cost (income) for the pension plans and postretirement medical and life insurance plans for the period from February 14, 2014 to March 31, 2014:

	Pension	Postretirement
Service cost	$75	$9
Interest cost	295	63
Expected return on plan assets	(406)	—
Net periodic benefit cost (income)	$(36)	$72

The following assumptions were used to calculate the net periodic benefit cost (income) for New Media’s defined benefit pension and postretirement plans:

	Pension	Postretirement
Weighted average discount rate	5.0%	4.5%
Expected return on assets	8.0%	N/A
Current year trend	N/A	7.8%
Ultimate year trend	N/A	4.8%
Year of ultimate trend	N/A	2025

Since the pension plan was frozen to all future benefit accruals and the medical and life insurance benefit plans limit future benefits, management assumed no rate of increase in future compensation levels.

3. MANAGEMENT AGREEMENTS AND FORTRESS FUNDS

Investment Manager

Fortress has two principal sources of income from its agreements with the Fortress Funds: contractual management fees, which are generally based on a percentage of fee paying assets under management, and related incentive income, which is generally based on a percentage of returns, or profits, subject to the achievement of performance criteria. Substantially all of Fortress's net assets, after deducting the portion attributable to non-controlling interests, are a result of principal investments in, or receivables from, these funds. The terms of agreements between Fortress and the Fortress Funds are generally determined in connection with third party fund investors.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended March 31,
	2014	2013
Private Equity
Private Equity Funds
Management fees: affil.	$36,064	$32,784
Management fees: non-affil.	149	104
Incentive income: affil.	—	10,455

Permanent Capital Vehicles
Management fees: affil.	13,662	16,688
Management fees, options: affil.	—	26,374
Management fees: non-affil.	1,108	1,270
Incentive income: affil.	4,009	—

Liquid Hedge Funds
Management fees: affil.	27,067	17,522
Management fees: non-affil.	6,411	5,501
Incentive income: affil.	78	1,787
Incentive income: non-affil.	—	1,053

Credit Funds
Credit Hedge Funds
Management fees: affil.	26,834	24,530
Management fees: non-affil.	24	31
Incentive income: affil.	1,304	3,151
Incentive income: non-affil.	—	—

Credit PE Funds
Management fees: affil.	24,608	25,156
Management fees: non-affil.	34	35
Incentive income: affil.	28,860	15,964
Incentive income: non-affil.	643	376

Logan Circle
Management fees: affil.	710	548
Management fees: non-affil.	9,896	7,874

Total
Management fees: affil.	$128,945	$143,602
Management fees: non-affil.	$17,622	$14,815
Incentive income: affil. (A)	$34,251	$31,357
Incentive income: non-affil.	$643	$1,429
(A) See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the three months ended March 31, 2014 and 2013. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $30.5 million and $59.4 million of additional incentive income from affiliates would have been recognized during the three months ended March 31, 2014 and 2013, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the three months ended March 31, 2014 and 2013, Fortress recognized $28.9 million and $16.0 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2013	$1,015,084		$(767,528)	$247,556	$696,333
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	146,584
Distribution of private equity incentive income	64,843		N/A	64,843	(64,843)
Recognition of previously deferred incentive income	N/A		(29,503)	(29,503)	N/A
Changes in foreign exchange rates	1,304		—	1,304	N/A
Deferred incentive income as of March 31, 2014	$1,081,231	(E)	$(797,031)	$284,200	$778,074	(E)
Deferred incentive income including Fortress Funds which matured	$1,134,887		$(850,687)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At March 31, 2014, the net undistributed incentive income is comprised of $861.5 million of gross undistributed incentive income, net of $83.4 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on March 31, 2014 at their net asset values.

(D)
From inception to March 31, 2014, Fortress has paid $481.8 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $27.9 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. If the $861.5 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $424.2 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2014
Distributed incentive income - Private Equity Funds		$862,263
Distributed incentive income - Private Equity Funds in Investment period		527
Distributed incentive income - Credit PE Funds		434,575
Distributed incentive income - Credit PE Funds in Investment Period		113,051
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,081,231

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		March 31, 2014
Undistributed incentive income - Private Equity Funds		$785
Undistributed incentive income - Private Equity Funds in Investment Period		7,414
Undistributed incentive income - Credit PE Funds		493,002
Undistributed incentive income - Credit PE Funds in Investment Period		229,166
Undistributed incentive income - Hedge Funds (total)		131,057
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(83,350)
Undistributed, net of intrinsic clawback		$778,074

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of March 31, 2014:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	Feb-13	1,974,298	(3,329,950)	111,751	1,467,403	—	N/A	785	287,985	21,240	—	—
Fund III (2004)	Jan-15	2,762,992	(1,655,025)	1,991,209	883,242	1,828,154	944,912	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(187,844)	111,899	26,094	218,594	192,500	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(654,859)	3,619,859	635,157	2,432,719	1,797,562	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(161,674)	569,866	(31,156)	519,928	551,084	—	—	—	—	—
Fund V (2007) (K)	Feb-18	4,103,713	(509,915)	4,660,659	1,066,861	2,145,257	1,078,396	—	—	—	—	—
Fund V Coinvestment (2007) (K)	Feb-18	990,480	(89,115)	564,273	(337,092)	564,565	901,657	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	Apr-15	1,220,229	(642,599)	539,180	(38,450)	886,597	925,047	—	16,447	16,447	16,447	10,041
FRIC (2006) (Brookdale)	May-16	328,754	(17,462)	288,044	(23,248)	256,464	279,712	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(60,886)	(785,406)	530,785	1,316,191	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(169,180)	2,254,394	880,111	1,030,991	150,880	—	—	—	—	—
FECI (2007) (Florida East Coast / Flagler)	Feb-18	982,779	(240)	956,074	(26,465)	654,097	680,562	—	—	—	—	—
								$785	$862,263	$104,590	$83,350	$55,149
Private Equity Funds in Investment Period
WWTAI (2011)	Jan-25	$306,442	$(45,829)	$290,930	$30,317	$—	N/A	$2,355	$527	$527	$—	$—
MSR Opportunities Fund I A (2012)	Aug-22	302,606	(56,673)	287,949	42,016	—	N/A	4,056	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	73,294	(13,727)	69,603	10,036	—	N/A	1,003	—	—	—	—
MSR Opportunities II A (2013)	Jul-23	28,541	—	29,688	1,147	1,366	219	—	—	—	—	—
MSR Opportunities II B (2013)	Jul-23	407	—	418	11	19	8	—	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	6,553	—	6,829	276	314	38	—	—	—	—	—
								$7,414	$527	$527	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(65,557)	$317,425	$115,657	$132,169	$16,512	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(147,779)	194,884	68,383	104,539	36,156	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(257,205)	222,808	136,857	—	N/A	20,047	5,042	—	—	—
LDVF Patent Fund (2007)	Nov-27	46,280	(42,094)	41,188	37,002	—	N/A	2,839	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(296,140)	176,697	113,813	—	N/A	12,451	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,525,301	(6,631,187)	1,386,490	2,492,376	—	N/A	208,991	280,240	108,779	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,253,867	(2,059,899)	1,203,148	1,009,180	—	N/A	140,016	57,901	5,624	—	—
FCO Managed Account (2010)	Jun-22	571,154	(465,116)	372,671	266,633	—	N/A	38,783	11,844	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(31,987)	8,953	29,940	—	N/A	1,791	4,197	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,025,368	(963,183)	642,200	580,015	—	N/A	62,827	59,178	13,471	—	—
Net Lease Fund I (2010)	Feb-20	151,779	(216,957)	9,341	74,519	—	N/A	685	9,102	6,319	—	—
Real Estate Opportunities Fund (2011)	Sep-24	529,947	(109,070)	485,453	64,576	—	N/A	4,572	913	347	—	—
								$493,002	$434,575	$134,540	$—	$—

Credit PE Funds in Investment Period
Credit Opportunities Fund III (2011)	Mar-24	2,156,290	(895,793)	1,672,503	412,006	—	N/A	64,899	15,496	4,757	—	—
FCO Managed Accounts (2008-2012)	Apr-22 to Mar-27	3,323,070	(2,440,520)	1,903,426	1,020,876	—	N/A	124,837	77,104	37,542	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	537,942	(195,230)	468,878	126,166	—	N/A	17,382	7,982	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	466,604	(146,988)	427,298	107,682	—	N/A	10,505	10,225	—	—	—
Global Opportunities Fund (2010)	Sep-20	300,822	(149,590)	213,981	62,749	—	N/A	10,691	1,560	1,560	—	—
Life Settlements Fund (2010)	Dec-22	383,211	(299,330)	64,909	(18,972)	65,097	84,069	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	31,308	(24,482)	5,080	(1,746)	5,348	7,094	—	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	41,462	(15,549)	33,638	7,725	—	N/A	852	684	684	—	—
								$229,166	$113,051	$44,543	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Life-to-Date Incentive Income Crystallized (P)
Permanent capital vehicles
Newcastle	$1,779,189	(F)	$41,283
Eurocastle Investment Limited ("Eurocastle")	556,031	$145,258	39,217
New Residential Investment Corp. ("New Residential")	1,195,683	—	19,662
New Media (W)	390,449	2,856	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,502,593	$83,993	4.1%	$95	$—
Single investor funds	907,559	51,899	0.0%	—	—
Sidepocket investments (R)	17,703	10,061	N/A	370	—
Sidepocket investments - redeemers (S)	169,676	88,039	N/A	2,832	—
Managed accounts	1,106,880	70,310	0.4%	11	—

Asia Macro Funds (T)
Main fund investments	2,525,764	62,474	0.0%	—	—
Managed accounts	310,267	9,965	0.0%	—	—

Fortress Convex Asia Funds (T)
Main fund Investments	129,477	6,028	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	34,883	23,214	0.0%	—	—
Sidepocket investments (R)	144,105	18,439	N/A	5,715	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,123,937	$—	100.0%	$28,975	$—
Sidepocket investments (R)	81,391	233	N/A	4,350	—
Sidepocket investments - redeemers (S)	256,542	61,803	N/A	5,939	—
Main fund investments (liquidating) (U)	809,956	—	100.0%	81,240	1,341
Managed accounts	7,784	44,060	0.0%	—	—

Worden Funds
Main fund investments	251,996	19	99.0%	1,464	—

Fortress Japan Income Fund
Main fund investments	14,261	N/A	0.0%	—	—

Value Recovery Funds (V)
Managed accounts	20,628	4,282	62.5%	66	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

(F)
Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the permanent capital vehicles, represents the immediate increase of the company's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of March 31, 2014, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of March 31, 2014, Fortress held $41.1 million of such amounts on behalf of employees related to all of the private equity funds.

(K)
The Fund I distributed incentive income amount is presented for the total fund, of which Fortress was entitled to approximately 50%.  Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

(L)
Represents the portion of a fund’s NAV or trading level that is eligible to earn incentive income. For the permanent capital vehicles, represents the equity basis that is used to calculate incentive income.

(M)
Represents, for those fund investors whose NAV is below the performance threshold Fortress needs to obtain before it can earn incentive income from such investors (their “incentive income threshold” or “high water mark”), the amount by which their aggregate incentive income thresholds exceed their aggregate NAVs. The amount by which the NAV of each investor within this category is below their respective incentive income threshold varies and, therefore, Fortress may begin earning incentive income from certain investors before this entire amount is earned back. Fortress earns incentive income whenever the assets of new investors, as well as of investors whose NAV exceeds their incentive income threshold, increase in value. For Fortress Japan Income Fund, Fortress earns incentive income based on investment income, which does not include unrealized and realized gains and losses, earned in excess of a preferred return threshold.

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

(O)
Represents the amount of additional incentive income Fortress would earn from the fund if it were liquidated at the end of the period at its NAV. This amount is currently subject to performance contingencies generally until the end of the year or, in the case of sidepocket investments, until such investments are realized. Main Fund Investments (Liquidating) pay incentive income only after all capital is returned. For the Fortress Japan Income Fund, represents the amount of incentive income Fortress would earn from the fund assuming the amount of investment income earned in excess of the preferred return threshold was distributed as of the end of the period. For the Value Recovery Fund managed accounts, Fortress can earn incentive income if aggregate realizations exceed an agreed threshold. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(P)
Represents the amount of incentive income Fortress has earned in the current period which is not subject to clawback. For the permanent capital vehicles, represents the life-to-date incentive income amount that Fortress has earned and which is not subject to clawback.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at March 31, 2014, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at March 31, 2014, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $317.8 million at March 31, 2014. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

(W)
Fortress has a management agreement with New Media whereby it may earn incentive income. New Media is a VIE consolidated by Fortress (see Note 1) and as a result any New Media incentive income earned by Fortress is eliminated in consolidation. However, Fortress has included New Media in the above table solely for informational purposes.

During the three months ended March 31, 2014, Fortress formed a new fixed income fund which had a net asset value of $44.5 million as of March 31, 2014.

Private Equity Funds and Credit PE Funds

During the three months ended March 31, 2014, Fortress formed new Private Equity funds which had capital commitments as follows as of March 31, 2014:

Private Equity
Fortress	$50
Fortress's affiliates	5,000
Total capital commitments	$5,050

4. INVESTMENTS AND FAIR VALUE

Investment Manager

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	March 31, 2014	December 31, 2013
Equity method investees	$1,171,113	$1,174,878
Equity method investees, held at fair value (A)	78,572	78,388
Total equity method investments	$1,249,685	$1,253,266
Options in equity method investees	$99,558	$104,338

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

(A)
Includes publicly traded private equity portfolio companies, primarily GAGFAH, as well as the permanent capital vehicles (NCT, NRZ and ECT).  Does not include New Media which is eliminated in consolidation.

Gains (losses) can be summarized as follows:

	Three Months Ended March 31,
	2014	2013
Net realized gains (losses)	$(835)	$(596)
Net realized gains (losses) from affiliate investments	(574)	(182)
Net unrealized gains (losses)	(6,803)	3,498
Net unrealized gains (losses) from affiliate investments	(3,032)	38,555
Total gains (losses)	$(11,244)	$41,275

These gains (losses) were generated as follows:

	Three Months Ended March 31,
	2014	2013
Mark to fair value on affiliate investments and options	$(3,628)	$38,555
Mark to fair value on derivatives	(1,349)	3,173
Mark to fair value on equity securities	77	—
Unrealized gains (losses) on digital currency (Bitcoin)	(6,176)	—
Other	(168)	(453)
Total gains (losses)	$(11,244)	$41,275

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	March 31,	December 31,	Three Months Ended March 31,
	2014	2013	2014	2013
Private equity funds, excluding NIH	$783,622	$789,894	$6,427	$22,885
NIH	—	—	—	86
Publicly traded portfolio companies (A)(B)	64,771	63,001	N/A	N/A
Newcastle (B)	4,874	5,953	N/A	N/A
New Residential (B)	6,710	6,928	N/A	N/A
Eurocastle (B)	2,217	2,506	N/A	N/A
Total private equity	862,194	868,282	6,427	22,971
Liquid hedge funds	156,421	158,920	1,529	5,347
Credit hedge funds	60,035	58,825	2,369	2,429
Credit PE funds	162,616	159,044	10,008	5,650
Other	8,419	8,195	41	(95)
	$1,249,685	$1,253,266	$20,374	$36,302

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH.

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Three Months Ended March 31, 2014
	Private Equity
	NIH	Other Funds	Publicly Traded Portfolio Companies and Permanent Capital Vehicles (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$—	$789,894	$78,388	$158,920	$58,825	$159,044	$8,195	$1,253,266
Earnings from equity method investees	—	6,427	N/A	1,529	2,369	10,008	41	20,374
Other comprehensive income from equity method investees	—	—	N/A	—	—	—	—	—
Contributions to equity method investees (B)	—	4,129	—	89,273	143,988	7,171	500	245,061
Distributions of earnings from equity method investees	—	(12,445)	N/A	(1,629)	(2,453)	(9,257)	—	(25,784)
Distributions of capital from equity method investees	—	(4,867)	N/A	(91,672)	(142,694)	(4,587)	(107)	(243,927)
Total distributions from equity method investees (B)	—	(17,312)	—	(93,301)	(145,147)	(13,844)	(107)	(269,711)
Mark to fair value - during period (C)	N/A	(72)	999	N/A	N/A	N/A	N/A	927
Translation adjustment	—	—	121	—	—	239	—	360
Dispositions	—	—	—	—	—	(2)	(210)	(212)
Reclassification to Due to Affiliates (D)	—	556	—	—	—	—	—	556
Consolidation of Non-Investment Manager (E)	—	—	(936)	—	—	—	—	(936)
Investment, ending	$—	$783,622	$78,572	$156,421	$60,035	$162,616	$8,419	$1,249,685

Ending balance of undistributed earnings	$—	$64,788	$ N/A	$399	$1,902	$8,910	$2,017	$78,016

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Three Months Ended March 31, 2014
	Contributions	Distributions of Capital
Per consolidated statements of cash flows	$7,031	$(231,158)
Investments of incentive receivable amounts into Fortress Funds	233,260	—
Change in distributions payable out of Fortress Funds	—	(6,988)
Net funded*	4,770	(4,770)
Other	—	(1,011)
Per Above	$245,061	$(243,927)

*In some instances, a private equity style fund may need to simultaneously make both a capital call (for new investments or expenses) and a capital distribution (related to realizations from existing investments). This results in a net funding.

(C)	Recorded to Gains (Losses).

(D)	Represents a portion of the general partner liability discussed in Note 10.

(E)	Represents the elimination of Fortress's direct investment in New Media, a consolidated VIE, as of the date of consolidation.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (B)
	March 31,	December 31,
	2014	2013
Assets	$16,743,571	$17,176,529
Debt	(1,640)	(1,626)
Other liabilities	(153,415)	(185,144)
Equity	$16,588,516	$16,989,759
Fortress’s Investment	$783,622	$789,894
Ownership (A)	4.7%	4.6%

	Three Months Ended March 31,
	2014	2013
Revenues and gains (losses) on investments	$(37,008)	$815,775
Expenses	(51,782)	(47,843)
Net Income (Loss)	$(88,790)	$767,932
Fortress’s equity in net income (loss)	$6,427	$22,885

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Assets	$11,771,522	$13,167,316	$10,072,389	$10,226,023	$10,247,461	$10,544,754
Debt	—	—	(3,487,825)	(3,918,692)	(107,360)	(161,225)
Other liabilities	(4,813,188)	(6,735,989)	(342,184)	(332,510)	(267,573)	(311,538)
Non-controlling interest	—	—	(8,456)	(6,470)	(3,566)	(3,461)
Equity	$6,958,334	$6,431,327	$6,233,924	$5,968,351	$9,868,962	$10,068,530
Fortress’s Investment	$156,421	$158,920	$60,035	$58,825	$162,616	$159,044
Ownership (A)	2.2%	2.5%	1.0%	1.0%	1.6%	1.6%

	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Revenues and gains (losses) on investments	$(155,299)	$201,082	$298,810	$291,942	$603,301	$482,052
Expenses	(46,393)	(32,276)	(79,448)	(72,815)	(74,735)	(62,558)
Net Income (Loss)	$(201,692)	$168,806	$219,362	$219,127	$528,566	$419,494
Fortress’s equity in net income (loss)	$1,529	$5,347	$2,369	$2,429	$10,008	$5,650

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended December 31, 2013). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under U.S. GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Investments in Variable Interest Entities and other Unconsolidated Entities

All of Fortress’s interests in unconsolidated entities relate to (i) entities in which Fortress has an investment, which are included in Investments on the consolidated balance sheet and described in Note 4, and/or (ii) entities from which Fortress earns fees, which are included in revenues and described in Note 3.

As of March 31, 2014 Fortress had interests in 180 entities, 129 of which were entities, primarily Fortress Funds, classified as voting interest entities. These entities generally provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner.

A significant majority of the 51 entities classified as VIEs were investing vehicles set up on behalf of the Fortress Funds to make investments. A Fortress Fund will generally have a majority ownership and a majority economic interest in the investing vehicles that are VIEs. Most of the remaining VIEs are entities that are majority-owned and controlled by third parties and are insignificant in size.

A Fortress Fund is generally the primary beneficiary of each of these investing vehicles because it is the entity most closely associated with the VIE based on the applicable consolidation guidance. Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the VIEs in which it holds an interest, except as described below. No reconsideration events occurred during the three months ended March 31, 2014 or 2013, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of March 31, 2014 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities initially classified as variable interest entities during the three months ended March 31, 2014:

	Fortress is not Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	1	$19,581	$14,136	$272	(D)
Logan Circle	1	48,303	—	1	(D)

	Fortress is Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$1,200	$—	$12	(F)
Permanent Capital Vehicles	1	663,245	181,978	1,918	(G)

All variable interest entities:

	Fortress is not Primary Beneficiary
		March 31, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$628	$—	$—	1	$789	$—	$155	(C)
Permanent Capital Vehicles	3	13,237,763	9,811,379	127,543	3	13,950,294	9,804,741	145,472	(C)
Liquid Hedge Funds	2	3,217,599	513,478	3,622	2	4,897,650	2,343,406	40,816	(D)
Credit Hedge Funds	6	2,031,350	324,098	5,939	6	1,966,802	370,607	50,945	(D) (E)
Credit PE Funds	34	974,463	353,881	6,795	33	1,229,250	362,642	5,350	(D) (E)
Logan Circle	2	308,637	—	175	1	244,828	—	144	(D)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Fortress is Primary Beneficiary
		March 31, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$35,026	$—	$19,002	1	$52,976	$—	$15,868	(F) (H)
Permanent Capital Vehicles	1	663,245	181,978	1,918	—	—	—	—	(G)

(A)
Represents financial obligations of the VIEs, which are not recourse to Fortress. Financial obligations include financial borrowings, derivative liabilities and short securities. In many cases, these VIEs have additional debt within unconsolidated subsidiaries. The debt obligations of the VIEs are not cross collateralized with the debt obligations of Fortress.  Fortress has no obligation to satisfy the liabilities of the VIEs. Similarly, Fortress does not have the right to make use of the assets of the VIEs to satisfy its obligations. The VIE’s debt obligations have no impact on Fortress’s cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

(B)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these funds, plus any receivables due from these funds. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities. For VIEs where Fortress is deemed to be the primary beneficiary, these investments and receivables are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.

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

(F)
Includes an entity that is a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is determined to be most closely associated with, and thus is the primary beneficiary of, this VIE.

(G)
Includes a Fortress Fund that is a VIE because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the decision making is through a management contract that is not an at-risk equity investment. Fortress is the investment manager of this entity.  Fortress is determined to be the primary beneficiary of this entity since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits from the VIE that potentially could be significant to the entity.

(H)
Includes an entity that is a VIE because the entity’s equity investment at risk is determined to be insufficient.  Fortress, as a result of directing the operations of the entity through its management contracts with certain funds, and providing financial support to the entity, was deemed to be its primary beneficiary.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	March 31, 2014	December 31, 2013
Investment Manager
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$13,801	$15,387	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies, primarily GAGFAH	64,771	63,001	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$78,572	$78,388
Newcastle, New Residential and Eurocastle options	$99,558	$104,338	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$7,943	$9,749	Level 2 - See below
Equity Securities (A)	$22,981	$23,005	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(20,942)	$(16,390)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(1,206)	$(1,820)	Level 2 - See below

(A)
In June 2013, Fortress made a direct investment in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value and classified as trading.

See Note 5 regarding the fair value of outstanding debt.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	March 31, 2014 (or three months ended)			Maturity
	Location (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$7,943	¥25,282,049	$(1,067)	Jun 14 - Feb 17
Foreign exchange option contracts	Other Liabilities	$(1,206)	¥6,117,993	$(532)	Jun 14 - Dec 16

(A)	Fortress has a master netting agreement with its counterparty.

(B)
Reflects unrealized gains (losses) related to contracts existing at period end. Total net foreign exchange gains (losses) from derivatives were $(1.3) million during the three months ended March 31, 2014.

The counterparty on the outstanding derivatives is Citibank N.A.

5. DEBT OBLIGATIONS

Investment Manager

	Face Amount and Carrying Value		Contractual	Final	March 31, 2014
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$125,000	$—	LIBOR + 2.50% (C)	Feb 2016	$22,332
Total	$125,000	$—

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

In April 2014, Fortress repaid $50.0 million, plus accrued interest, of debt obligations under its revolving credit facility.

Management believes the fair value of its outstanding debt was approximately $125.5 million as of March 31, 2014 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of March 31, 2014. The following table sets forth the financial covenant requirements as of March 31, 2014.

	March 31, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,736	(A)
Consolidated Leverage Ratio	≤	2.00	0.32	(B)
Consolidated Interest Coverage Ratio	≥	4.00	105.05	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Fortress's compliance with its debt covenants is not impacted by or dependent on the activities of the Media Business or on the terms and conditions of the GateHouse Credit Facilities or the Local Media Group Facility, in each case as defined below.

The debt obligations of the Media Business are not cross collateralized with the debt obligations of the Investment Manager. Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of the assets of New Media to satisfy its obligations.

New Media's debt obligations have no impact on the Investment Manager's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Non-Investment Manager

GateHouse Credit Facilities

The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provides for (i) a term loan A in the aggregate principal amount of $25.0 million, a term loan B in the aggregate principal amount of $50.0 million, and a revolving credit facility in an aggregate principal amount of up to $40.0 million (of which $22.0 million was drawn as of March 31, 2014). Borrowings under the First Lien Credit Facility bear interest at a rate per annum equal to (i) with respect to the revolving credit facility, the applicable Revolving Interest Rate (as defined the First Lien Credit Facility), (ii) with respect to the term loan A, the Term Loan A Rate (as defined in the First Lien Credit Facility), and (iii) with respect to the term loan B, the Term Loan B Rate (as defined in the First Lien Credit Facility). Amounts outstanding under the term loans and revolving credit facility will be fully due and payable on November 26, 2018.

The Term Loan and Security Agreement (the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provides for a term loan in an aggregate principal amount of $50.0 million. Borrowings under the Second Lien Credit Facility bear interest, at the Loan Parties’ option, equal to (i) the LIBOR Rate (as defined in the Second Lien Credit Facility) plus 11.00% or (ii) the Alternate Base Rate (as defined in the Second Lien Credit Facility) plus 10.00%. The outstanding principal will be fully due and payable on the maturity date of November 26, 2019. The GateHouse Credit Facilities are secured by a first and second priority security interest in substantially all assets of Loan Parties. In addition, the loans and other obligations of the Loan Parties under the GateHouse Credit Facilities are guaranteed by GateHouse Media, LLC. Under the revolving credit facility, the borrowers will also pay a quarterly commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. For the period from February 14, 2014 to March 31, 2014, the GateHouse Credit Facilities had a weighted average interest rate of 8.2%.

No principal payments are due on the revolving credit facility until the maturity date. Principal amounts outstanding under term loan A and term loan B of the First Lien Credit Facility will be payable in quarterly installments as follows: (I) four consecutive quarterly installments each in the amount of $0.9 million, commencing on January 1, 2014, (II) four consecutive quarterly installments each in the amount of $1.3 million, commencing on January 1, 2015, and (III) twelve consecutive quarterly installments each in the amount $2.0 million, commencing on January 1, 2016, followed by a final payment of all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses which will be fully due and payable on November 26, 2018. The principal payments will be applied against term loan A until fully paid, and then to term loan B. The outstanding principal of the Second Lien Credit Facility will be fully due and payable on the maturity date of November 26, 2019. Only interest payments are due under the Second Lien Credit Facility until maturity. The Loan Parties are required to prepay borrowings under the GateHouse Credit Facilities in an amount equal to: (i) 100% of Excess Cash Flow (as defined in the GateHouse Credit Facilities) earned during any fiscal year quarter if the Leverage Ratio (as defined in the GateHouse Credit Facilities) as of the end of such fiscal quarter was greater than or equal to 2.75 to 1.0; (ii) 50% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of the Loan Parties as of the end of such fiscal quarter was less than 2.75 to 1.0 and greater than or equal to 2.5 to 1.0; and (iii) 0% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of the Loan Parties as of the end of such fiscal quarter was not more than 2.5 to 1.0. In addition, in the event of certain asset sales, borrowings or casualty events, the GateHouse Credit Facilities require the Loan Parties to prepay borrowings with the proceeds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The GateHouse Credit Facilities impose upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, pay dividends, dispose of assets, make certain restricted payments, engage in transactions with affiliates, materially alter the business it conducts and taking certain other corporate actions.

As of March 31, 2014, GateHouse is in compliance with all of the covenants and obligations under the GateHouse Credit Facilities.

Local Media Credit Facility

Certain of Local Media’s subsidiaries (together, the “Borrowers”) and Local Media entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).

The Local Media Credit Facility provided for: (a) a $33.0 million term loan facility that matures on September 4, 2018; and (b) a $10.0 million revolving credit facility (of which $4.0 million was drawn as of March 31, 2014), with a $3.0 million sub-facility for letters of credit and a $4.0 million sub-facility for swing loans, that matures on September 4, 2018. The Local Media Credit Facility is secured by a first priority security interest in substantially all assets of the Borrowers and Local Media. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility are guaranteed by Local Media Group Holdings LLC.

Borrowings under the Local Media Credit Facility bear interest, at the borrower’s option, equal to the LIBOR Rate (as defined in the Local Media Credit Facility) plus 6.5% per annum for a LIBOR Rate Loan (as defined in the Local Media Credit Facility), or the Base Rate (as defined in the Local Media Credit Facility) plus 5.5% per annum for a Base Rate Loan (as defined in the Local Media Credit Facility). Under the revolving credit facility, the Borrowers will also pay a monthly commitment fee of 0.75% per annum on the unused portion of the revolving credit facility and a fee of 6.0% on the aggregate amount of outstanding letters of credit. For the period from February 14, 2014 to March 31, 2014, the revolving credit facility had a weighted average interest rate of 7.5%.

No principal payments are due on the revolving credit facility until the maturity date. Principal payments are due on the term loan facility as follows: (a) $0.2 million at the end of each fiscal quarter beginning with the fiscal quarter ending December 31, 2013 through the fiscal quarter ending September 30, 2015; and (b) $0.4 million beginning with the fiscal quarter ending December 31, 2015 and at the end of each fiscal quarter thereafter with the remaining balance of principal becoming fully due and payable on the maturity date. The Borrowers are required to prepay borrowings under the Local Media Credit Facility in an amount equal to: (i) 100% of expected Excess Cash Flow (as defined in the Local Media Credit Facility) with respect to a fiscal quarter if the Leverage Ratio (as defined in the Local Media Credit Facility) of Local Media and the Borrowers as of the end of such fiscal quarter was greater than or equal to 2.0 to 1.0; (ii) 50% of expected Excess Cash Flow with respect to a fiscal quarter if the Leverage Ratio of Local Media and the Borrowers as of the end of such fiscal quarter was less than 2.0 to 1.0 and greater than or equal to 1.75 to 1.0; and (iii) 0% of expected Excess Cash Flow with respect to a fiscal quarter if the Leverage Ratio of Local Media and the Borrowers as of the end of such fiscal quarter was less than 1.75 to 1.0, in each case subject to an annual audit adjustment. In addition, the Borrowers are required to prepay borrowings under the Local Media Credit Facility with (A) net cash proceeds of certain asset dispositions, (B) 100% of Extraordinary Receipts (as defined in the Local Media Credit Facility), (C) 100% of net cash proceeds of funded indebtedness (other than indebtedness permitted by the Local Media Credit Facility), and (D) 100% of all Specified Equity Contributions (as defined in the Local Media Credit Facility) to Local Media.

The Local Media Credit Facility contains financial covenants that require Local Media and the Borrowers to maintain (a) a Leverage Ratio (as defined in the Local Media Credit Facility) of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Credit Facility contains affirmative and negative covenants applicable to Local Media and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Credit Facility contains customary events of default, including, but not limited to, defaults based on a failure to pay principal, interest, fees or other obligations, subject to specified grace periods (other than with respect to principal); any material

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

inaccuracy of representation or warranty; breach of covenants; default in other material indebtedness; a Change of Control (as defined in the Local Media Credit Facility); bankruptcy and insolvency events; material judgments; certain ERISA events; and impairment of collateral. As of March 31, 2014, Local Media is in compliance with all of the covenants and obligations under the Local Media Credit Facility.

Fair Value

As of March 31, 2014, the estimated fair value of long-term debt under the GateHouse Credit Facilities and Local Media Credit Facility was $146.1 million and $36.8 million, respectively, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including New Media’s credit risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, New Media’s long-term debt under the GateHouse Credit Facilities and Local Media Credit Facility is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of March 31, 2014, scheduled principal payments of New Media's outstanding debt are as follows:

Amount
April 1, 2014 through December 31, 2014	$3,234
2015	5,813
2016	9,625
2017	10,031
2018	104,219
2019	50,000
182,922
Less: Remaining original issue discount	(944)
Total New Media debt obligations	$181,978

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

6. INCOME TAXES AND TAX RELATED PAYMENTS

Investment Manager

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

At each tax deduction date, Fortress is required to compare the amount of the actual income tax benefit to the estimated amount recognized earlier.  Excess tax benefits associated with RSUs and RPUs are credited to stockholder's equity to the extent that the actual tax benefit is greater than what was previously estimated. If the actual tax benefit is less than that estimated, which will occur if the price of the stock has declined during the vesting period, Fortress has a “tax shortfall.”  The tax shortfall must be charged to income tax expense to the extent Fortress does not have prior excess tax benefits (i.e., prior actual tax benefits associated with RSUs and RPUs that were greater than the estimated benefits).

For the three months ended March 31, 2014, Fortress recorded $0.4 million of excess tax benefits from RSUs delivered during the period as a financing activity on the consolidated statements of cash flows.

Based on the value of the RSUs and RPUs which vested during the three months ended March 31, 2013, Fortress estimated tax shortfalls of $25.5 million which were charged to income tax expense during the period.

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2014	2013
Current
Federal income tax expense (benefit)	$(68)	$(10,415)
Foreign income tax expense (benefit)	3,138	1,117
State and local income tax expense (benefit)	438	(633)
	3,508	(9,931)
Deferred
Federal income tax expense (benefit)	1,517	30,118
Foreign income tax expense (benefit)	783	599
State and local income tax expense (benefit)	186	5,490
	2,486	36,207
Total expense (benefit)	$5,994	$26,276

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	March 31, 2014	December 31, 2013
Total deferred tax assets	$454,007	$421,027
Less:
Valuation allowance	(49,076)	(49,805)
Deferred tax liabilities (A)	(12,961)	(16,696)
Deferred tax assets, net	$391,970	$354,526

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from the permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2013	$49,805
Changes due to FIG Corp ownership change	(1,365)
Net decreases (A)	636
Valuation Allowance at March 31, 2014	$49,076

(A)	Primarily related to a change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the three months ended March 31, 2014, a net deferred income tax provision of $0.2 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.2 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

FIG Corp increased its ownership in the underlying Fortress Operating Group entities during the three months ended March 31, 2014 through the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. As a result of this change in ownership and other factors, the deferred tax asset decreased by $10.3 million with an offsetting decrease of $2.3 million to the valuation allowance. In addition, the deferred tax asset was increased by $49.0 million related to a step-up in tax basis due to the repurchase of Fortress Operating Group units which will result in additional tax deductions, with an offsetting increase of $0.9 million to the valuation allowance, while the liability for the tax receivable agreement was increased by $39.1 million to represent 85% of the expected cash savings resulting from the increase in tax basis deductions.  The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the three months ended March 31, 2014, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $5.0 million.

Non-Investment Manager

Income tax expense (benefit) for the period from February 14, 2014 to March 31, 2014 consisted of:

Current
Federal income expense (benefit)	$—
State and local income expense (benefit)	—
—
Deferred
Federal income expense (benefit)	(191)
State and local income expense (benefit)	(48)
(239)
Total New Media income tax expense (benefit)	$(239)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets, included in other assets, net on the consolidated balance sheets, as of March 31, 2014 are presented below:

March 31, 2014

Definite and indefinite lived intangible assets	$95,554
Net operating losses	90,124
Other	21,034
Total deferred tax assets	206,712
Less:
Valuation allowance	(165,718)
Deferred tax liabilities (A)	(40,755)
Deferred tax assets, net	$239

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of depreciation expense related to fixed assets. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For the period from February 14, 2014 to March 31, 2014, the valuation allowance increased by $0.9 million.

As of March 31, 2014, New Media had net operating loss carryforwards for federal and state income tax purposes of approximately $90.1 million, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2033. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

As of March 31, 2014, New Media had uncertain tax positions of $1.1 million which, if recognized, would impact the effective tax rate. New Media did not record significant amounts of interest and penalties related to uncertain tax positions for the period from February 14, 2014 to March 31, 2014.

New Media does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months. New Media recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. For the period from February 14, 2014 to March 31, 2014, New Media did not recognize any accrued interest or penalties. As of March 31, 2014, of the accrued uncertain tax positions, New Media has $0.3 million of interest and penalties accrued.

New Media files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2010 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Investment Manager

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
		Permanent	Liquid Hedge	Hedge
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Other	Total
March 31, 2014
Management fees and incentive income (A)	$37,341	$9,418	$612	$9,688	$15,379	$607	$73,045
Expense reimbursements (A)	3,189	4,466	7,913	7,952	8,938	138	32,596
Expense reimbursements - FCF (B)	24,733	—	—	—	—	—	24,733
Dividends and distributions	—	328	—	—	—	—	328
Other	1,495	—	—	—	—	11,406	12,901
Total	$66,758	$14,212	$8,525	$17,640	$24,317	$12,151	$143,603

	Private Equity			Credit
		Permanent	Liquid Hedge	Hedge
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Other	Total
December 31, 2013
Management fees and incentive income (A)	$41,720	$20,437	$89,400	$144,749	$18,143	$689	$315,138
Expense reimbursements (A)	2,599	4,905	6,437	7,118	14,656	64	35,779
Expense reimbursements - FCF (B)	42,972	—	—	—	—	—	42,972
Dividends and distributions	—	405	—	—	—	—	405
Other	698	—	—	—	4	12,128	12,830
Total	$87,989	$25,747	$95,837	$151,867	$32,803	$12,881	$407,124

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.4 million as of March 31, 2014, respectively, and of $12.2 million and $6.3 million as of December 31, 2013, respectively. Allowances are recorded as General and Administrative expenses. As of March 31, 2014, excludes $0.8 million of management fees due from New Media which are eliminated in consolidation (see Note 13).

(B)	Represents expense reimbursements due to FCF, a consolidated VIE.

As of March 31, 2014, amounts due from Fortress Funds recorded in Due from Affiliates included $35.4 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $19.9 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.4 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from two different funds and the amounts represent less than 5% of such funds’ NAV, both individually and in the aggregate.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Due to affiliates was comprised of the following:

	March 31, 2014	December 31, 2013
Principals - tax receivable agreement - Note 6	$280,074	$241,006
Principals - Principal Performance Payments - Note 8	7,062	45,524
Distributions payable on Fortress Operating Group units	14,925	5,160
Other	7,745	11,345
General partner liability - Note 10	42,354	41,797
	$352,160	$344,832

Other Related Party Transactions

For the three months ended March 31, 2014 and 2013, Other Revenues included approximately $0.6 million and $0.5 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2014, Fortress advanced $3.6 million to two of its senior employees who are not officers. These advances bear interest at LIBOR+4.00%. All principal and interest is due and payable no later than February 2018. In addition, two senior employees repaid advances aggregating $2.9 million.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	March 31, 2014	December 31, 2013
Fortress Operating Group units held by the Principals and one senior employee	$528,274	$725,424
Employee interests in majority owned and controlled fund advisor and general partner entities	79,877	62,381
Other	2,041	2,033
Total	$610,192	$789,838

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	March 31, 2014	December 31, 2013
Fortress Operating Group equity (Note 13)	$1,467,469	$1,489,701
Less: Others' interests in equity of consolidated subsidiaries (Note 13)	(81,918)	(64,414)
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	(380,306)	—
Total Fortress shareholders' equity in Fortress Operating Group	$1,005,245	$1,425,287
Fortress Operating Group units outstanding (A)	226,331,513	249,534,372
Class A shares outstanding	204,347,285	240,741,920
Total	430,678,798	490,276,292
Fortress Operating Group as a percent of total (B)	52.6%	50.9%
Equity of Fortress Operating Group units held by Principals and one senior employee	$528,274	$725,424

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 47.4% and 49.1% of Fortress Operating Group as of March 31, 2014 and December 31, 2013, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended March 31,
	2014	2013
Fortress Operating Group units held by the Principals and one senior employee	$4,950	$50,785
Employee interests in majority owned and controlled fund advisor and general partner entities	1,011	2,170
Other	8	22
Total	$5,969	$52,977

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended March 31,
	2014	2013
Fortress Operating Group net income (loss) (Note 13)	$7,896	$98,169
Less: Others' interests in net income (loss) of consolidated subsidiaries (Note 13)	(1,019)	(2,192)
Adjust: Non-controlling interests in (income) loss of Non-Investment Manager - consolidated VIE	2,734	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$9,611	$95,977
Fortress Operating Group as a percent of total (A)	51.5%	52.9%
Fortress Operating Group net income (loss) attributable to the Principals and one senior employee	$4,950	$50,785

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and one senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended March 31,
	2014	2013
Net Income (loss) attributable to Class A shareholders	$2,936	$14,329
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	10,143
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	417	9,163
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	53,510	—
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	(101,156)	—
	(47,229)	19,306
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$(44,293)	$33,635

8.	EQUITY-BASED AND OTHER COMPENSATION

Investment Manager

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended March 31,
	2014	2013
Equity-based compensation, per below	$8,673	$9,597
Profit-sharing expense, per below	64,323	68,146
Discretionary bonuses	57,438	51,311
Other payroll, taxes and benefits	58,085	52,025
	$188,519	$181,079

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares
	Employees		Non-Employees		Issued to Directors
	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2013	19,228,466	$4.14	14,500	$3.12	955,744	$5.41

Issued	6,437,321	7.57	—	—	18,562	8.62
Transfers	—	—	—	—	—	—
Converted to Class A shares	(952,219)	5.80	—	—	—	—
Forfeited	(929,908)	3.62	—	—	—	—

Outstanding at March 31, 2014 (B)	23,783,660	$5.02	14,500	$3.12	974,306	$5.47

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Expense incurred (B)
Employee RSUs	$5,887	$6,977
Non-Employee RSUs	6	125
Principal Performance Payments (C)	2,780	2,495
Restricted Shares (D)	—	—
Total equity-based compensation expense	$8,673	$9,597

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of March 31, 2014 of $70.5 million, with a weighted average recognition period of 2.4 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.2 million RSUs would be awarded as Principal Performance Payments.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of March 31, 2014 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

In January 2014, Fortress granted 3.2 million non-dividend paying RSUs to its employees and affiliates valued at an aggregate of $22.8 million on the grant date. These RSUs generally vest over three years.

In February 2014, Fortress awarded 3.2 million dividend paying RSUs as Principal Performance Payments based on 2013 results valued at an aggregate of $25.8 million on the grant date. These RSUs vest over three years.

The expense for Principal Performance Payments was comprised of the following:

	Three Months Ended March 31, 2014
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$683	$683
Liquid hedge fund business	808	541	1,349
Credit business	1,972	5,674	7,646
Total	$2,780	$6,898	$9,678

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended March 31,
	2014	2013
Private equity funds	$—	$340
Permanent capital vehicles	4,916	6,356
Liquid hedge funds	2,463	10,223
Credit hedge funds	15,634	18,674
Credit PE funds	34,412	25,183
Principal Performance Payments (A)	6,898	7,370
Total	$64,323	$68,146

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

New Media 401(K) Plan

New Media maintains the New Media Investment Group, Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of New Media and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the period ended March 31, 2014, New Media’s matching contributions to the New Media 401(k) Plan was $0.2 million. New Media did not make nonelective contributions for the three months ended March 31, 2014.

Stock Option and Incentive Award Plan

In February 2014, the Board of Directors of New Media adopted the New Media Investment Group Inc. Nonqualified Stock Option and Incentive Award Plan (the “Incentive Plan”).

Also in February 2014, the New Media Board adopted a form of the New Media Investment Group Inc. Non-Officer Director Restricted Stock Grant Agreement (the “Form Grant Agreement”) to govern the terms of awards of restricted stock (“New Media Restricted Stock”) granted under the Incentive Plan to directors who are not officers or employees of New Media (the “Non-Officer Directors”). The Form Grant Agreement provides for the grant of New Media Restricted Stock that vests in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to the Non-Officer Director’s continued service as a member of the New Media Board, and immediate vesting in full upon his or her death or disability. If the non-officer director’s service terminates for any other reason, all unvested shares of New Media Restricted Stock will be forfeited. Any dividends or other distributions that are declared with respect to the shares of New Media Restricted Stock will be paid to the Non-Officer Director at the time such shares vest. On March 14, 2014, a grant of New Media restricted shares totaling 15,870 was made to New Media’s Non-Officer Directors with a grant date fair value of $0.2 million.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

and the if-converted tax rate determines the dilutive or anti-dilutive impact of the Fortress Operating Group units held by the Principals and one senior employee.

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended March 31, 2014
	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	212,061,656	212,061,656
Fully vested restricted Class A share units with dividend equivalent rights	3,899,986	3,899,986
Fully vested restricted Class A shares	973,275	973,275
Fortress Operating Group units exchangeable into Class A shares (1)	—	—
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,450,688
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	10,648,173
Total weighted average shares outstanding	216,934,917	229,033,778
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$2,936	$2,936
Dilution in earnings due to fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(204)	(204)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	—
Net income (loss) available to Class A shareholders	$2,732	$2,732
Weighted average shares outstanding	216,934,917	229,033,778
Basic and diluted net income (loss) per Class A share	$0.01	$0.01

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

(1)
The Fortress Operating Group units and fully vested RPUs not held by Fortress (that is, those held by the Principals and one senior employee) are exchangeable into Class A shares on a one-to-one basis (fully vested RPUs would first have to be exchanged for Fortress Operating Group units and Class B shares). These units and fully vested RPUs are not included in the computation of basic earnings per share. These units and fully vested RPUs enter into the computation of diluted net income (loss) per Class A share when the effect is dilutive using the if-converted method, which includes the income tax effects of nondiscretionary adjustments to the net income (loss) attributable to Class A shareholders from assumed conversion of these units and fully vested RPUs. To the extent charges, particularly tax related charges, are incurred by the Registrant (i.e. not at the Fortress Operating Group level), the effect may be anti-dilutive. The final vesting of the RPUs occurred on January 1, 2013.

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

	Three Months Ended March 31,
	2014	2013
Share Units	12,436,247	15,747,337

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average
	Three Months Ended March 31,
	2014	2013
Class A shares (public shareholders)	212,061,656	219,449,829
Restricted Class A shares (directors)	973,275	875,609
Restricted Class A share units (employees) (A)	3,899,986	6,961,664
Restricted Class A share units (employees) (B)	5,997,586	3,540,069
Fortress Operating Group units (Principals and one senior employee)	245,925,038	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	9,874,075
Total	468,857,541	490,235,618

	As of March 31, 2014	As of December 31, 2013
Class A shares (public shareholders)	203,372,979	239,786,176
Restricted Class A shares (directors)	974,306	955,744
Restricted Class A share units (employees) (A)	3,331,300	6,704
Restricted Class A share units (employees) (B)	7,506,633	5,232,536
Fortress Operating Group units (Principals and one senior employee)	226,331,513	249,534,372
Total	441,516,731	495,515,532

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

In January 2014, 4.2 million existing RSUs vested and the related Class A shares were delivered or, in certain cases, will be delivered within six months of vesting pursuant to the plan documents.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. (“Nomura”) to acquire 60,568,275 Class A shares for an aggregate purchase price of $363.4 million (or $6.00 per share) paid in cash. All of the purchased Class A shares (and underlying Fortress Operating Group units) were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed for each year, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services and/or pay Nomura certain annual sums in lieu thereof equal to the difference, if any, between (i) $12.0 million minus (ii) all fees earned or received by Nomura for the services provided to Fortress and its affiliates during each year.

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress estimated the fair value of the related liability (included in Investment Manager other liabilities on the consolidated balance sheet) to be approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

In March 2014, Fortress issued and sold 23,202,859 Class A shares for approximately $186.6 million. Fortress used all of the proceeds from the sale of the Class A shares to purchase from the Principals an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares.

Dividends and distributions during the three months ended March 31, 2014 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$14,492	$—	$14,492
Dividend equivalents on restricted Class A share
units (A)	—	867	—	867
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	5,160	14,803	14,925	29,728
Total distributions	$5,160	$30,162	$14,925	$45,087

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee).

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend is payable on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment is approximately $16.3 million. In connection with this dividend, dividend equivalent payments of approximately $0.9 million will be paid to holders of restricted Class A share units.

10.	COMMITMENTS AND CONTINGENCIES

Investment Manager

Other than as described below, Fortress’s commitments and contingencies remain materially unchanged from December 31, 2013.

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

In March 2011, one private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at March 31, 2014 was $42.4 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of March 31, 2014, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $140.9 million as of March 31, 2014, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

April 1, 2014 to December 31, 2014	$18,594
2015	21,982
2016	20,253
2017	3,044
2018	665
2019	51
Thereafter	—
Total	$64,589

Rent expense, including operating expense escalations, for the Investment Manager during the three months ended March 31, 2014 and 2013 was $5.5 million and $6.7 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

Non-Investment Manager

Minimum future rental payments (excluding expense escalations) related to New Media’s non-cancelable operating lease commitments are as follows:

April 1, 2014 to December 31, 2014	$3,219
2015	3,738
2016	3,334
2017	3,230
2018	2,319
2019	430
Thereafter	1,475
Total minimum lease payments	$17,745

Rent expense under operating leases for New Media for the period from February 14, 2014 to March 31, 2014 was $0.8 million and was primarily included in operating costs on the consolidated statements of operations.

In addition to minimum lease payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The lease terms typically range from 1 to 10 years with the longest term of 99 years, and typically, the leases contain renewal options. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accrued expenses, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Litigation

New Media becomes involved from time to time in claims and lawsuits incidental to the ordinary course of its business, including with respect to such matters as libel, invasion of privacy, intellectual property infringement, wrongful termination actions, and complaints alleging employment discrimination. In addition, New Media is involved from time to time in governmental and administrative proceedings concerning employment, labor, environmental and other claims. Insurance coverage maintained by New Media mitigates potential loss for certain of these matters. While management is unable to predict the ultimate outcome of any currently outstanding legal actions, it is the opinion of management that it is a remote possibility that the disposition of these matters would have a material adverse effect upon the consolidated results of operations, financial condition or cash flow.

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
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the incentive income earned by Fortress in connection with the management agreement with New Media, which is eliminated under GAAP as a result of the consolidation of New Media,
Other Income

(ii)	with respect to income from certain principal investments and certain other interests or assets that cannot be readily transferred or redeemed:

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

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the permanent capital vehicles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)	adding the management fee income earned by Fortress in connection with the management agreement with New Media, which is eliminated under GAAP as a result of the consolidation of New Media,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including permanent capital vehicle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vii)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(viii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(ix)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals, which expired in December 2011,

(x)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units,

(xi)	subtracting the income (or adding the loss) of the Non-Investment Manager allocable to the Class A shareholders, and

(xii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. As such, fund management DE is presented with the Non-Investment Manager business on an unconsolidated basis. Fortress defines its segment operating margin to be equal to fund management DE divided by segment revenues.

Total segment assets are equal to total GAAP assets adjusted for:

(i)
any difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and net asset value for nonpublic investments,

(ii)
employees’ and others’ portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals’ and others’ interests in equity of consolidated subsidiaries) but net for segment reporting purposes,

(iii)	investment in the Non-Investment Manager and receivables due to Fortress in connection with the related management agreement,

(iv)	total assets of the Non-Investment Manager,

(v)
the difference, if any, between the GAAP carrying amount of intangible assets and goodwill and their carrying amount for segment reporting purposes resulting from the distributable earnings adjustments listed above, and

(vi)	at interim periods, the accrued incentive income recorded for distributable earnings purposes in relation to the incentive income reconciling item in (i)(b) above.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of March 31, 2014:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund II	$—	N/A	$1,334	$(1,999)	$(1,334)	$—	(C)
Fund III	45,108	25 Quarters	45,108	—	—	45,108	(D)
FRID	10,041	27 Quarters	10,041	—	—	10,041	(D)
Total	$55,149		$56,483	$(1,999)	$(1,334)	$55,149

(A)
Fortress has recognized incentive income for DE purposes from the following funds, which do not have intrinsic clawback and for which the chief operating decision maker ("CODM") has determined no clawback reserve is necessary: Fund II, WWTAI, Credit Opportunities Fund, Credit Opportunities Fund II, Credit Opportunities Fund III, certain FCO Managed Accounts, Real Estate Opportunities Fund, Real Estate Opportunities REOC Fund, Net Lease Fund I, Japan Opportunity Fund and Global Opportunities Fund.

(B)	See Note 3.

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $1.3 million immediately prior to March 31, 2014. Based on the criteria determined by the CODM, management determined that a net reversal of $1.3 million of clawback reserve was appropriate for the three months ended March 31, 2014.

(D)	The potential clawback on these funds has been fully reserved in prior periods.

Impairment Determination and Embedded Gain/Loss

During the three months ended March 31, 2014, Fortress recorded less than $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of March 31, 2014, Fortress had $4.5 million of unrealized losses on certain investments that have not been recorded as impairment. As of March 31, 2014, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $619.2 million, representing unrealized gains.

During the three months ended March 31, 2014, Fortress recorded an aggregate net reversal of $1.3 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their March 31, 2014 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $4.5 million.

Embedded Incentive Income

As of March 31, 2014, Fortress had $861.5 million of gross undistributed incentive income (Note 3), or $778.1 million net of intrinsic clawback. Of the $861.5 million, $30.5 million has been recognized in distributable earnings. This amount represents accrued hedge fund incentive income recorded during the three months ended March 31, 2014.

In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 4) and sold all of the resulting shares at their March 31, 2014 closing price, it would have recorded $96.9 million of gross additional distributable earnings, or $76.3 million net of employee interests.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

 March 31, 2014 and the Three Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$36,173	$15,285	$33,478	$26,858	$24,642	$10,604	$—	$—	$147,040
Incentive income	1,999	4,009	133	31,829	65,955	—	—	—	103,925
Segment revenues - total	$38,172	$19,294	$33,611	$58,687	$90,597	$10,604	$—	$—	$250,965
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$24,398	$6,396	$8,480	$26,561	$30,160	$(2,071)	$—	$—	$93,924
Fund management distributable earnings (loss)	$24,398	$5,713	$7,939	$22,024	$29,024	$(2,071)	$—	$—	$87,027
Pre-tax distributable earnings (loss)	$24,398	$5,713	$7,939	$22,024	$29,024	$(2,071)	$9,484	$—	$96,511
Total segment assets	$65,476	$14,895	$40,189	$47,056	$27,391	$35,704	$1,581,783	$482,068	$2,294,562
								(A)

(A)	Unallocated assets include net deferred tax assets of $392.0 million.

Three Months Ended March 31, 2013

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$32,888	$17,832	$23,023	$24,561	$25,191	$8,422	$—	$—	$131,917
Incentive income	2,783	—	32,252	33,157	47,403	—	—	—	115,595
Segment revenues - total	$35,671	$17,832	$55,275	$57,718	$72,594	$8,422	$—	$—	$247,512
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$21,563	$10,442	$27,369	$25,298	$21,028	$(1,049)	$—	$—	$104,651
Fund management distributable earnings (loss)	$21,563	$10,442	$24,632	$21,295	$20,399	$(1,049)	$—	$—	$97,282
Pre-tax distributable earnings (loss)	$21,563	$10,442	$24,632	$21,295	$20,399	$(1,049)	$3,210	$—	$100,492

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended
	March 31, 2014	March 31, 2013
Fund management distributable earnings	$87,027	$97,282
Investment income (loss)	10,155	5,489
Interest expense	(671)	(2,279)
Pre-tax distributable earnings	96,511	100,492

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(65,955)	(48,364)
Incentive income received from third parties, subject to contingent repayment	(86)	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	29,503	26,795
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	—
Incentive income from hedge funds, subject to annual performance achievement	(30,494)	(59,419)
Incentive income received from the sale of shares related to options	—	—
Reserve for clawback, gross (see discussion above)	(1,999)	(1,823)
	(69,031)	(82,811)
Adjust other income
Distributions of earnings from equity method investees**	(9,228)	(4,554)
Earnings (losses) from equity method investees**	17,614	33,887
Gains (losses) on options in equity method investees	(4,785)	29,440
Gains (losses) on other investments	(5,033)	11,485
Impairment of investments (see discussion above)	26	213
Adjust income from the receipt of options	—	26,374
	(1,406)	96,845
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including permanent capital vehicle options assigned)	(13,320)	(16,089)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	1,135	655
	(12,185)	(15,434)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(11)	(11)
Adjust non-controlling interests related to Fortress Operating Group units	(4,950)	(50,785)
Adjust tax receivable agreement liability	—	(7,739)
Adjust income taxes - Investment Manager	(5,985)	(26,228)
Adjust consolidated Non-Investment Manager income (loss) allocable to Class A Shareholders	(7)	—
Total adjustments	(93,575)	(86,163)

Net Income (Loss) Attributable to Class A Shareholders	2,936	14,329
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	5,969	52,977
Non-controlling interests in Income (Loss) of Consolidated Non-Investment Manager	(2,734)	—
Net Income (Loss) (GAAP)	$6,171	$67,306

 ** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

March 31, 2014
Total segment assets	$2,294,562
Adjust equity investments from segment carrying amount	(42,156)
Adjust investments gross of employees’ and others’ portion	37,873
Adjust goodwill and intangible assets to cost	(22,767)
Accrued incentive income subject to annual performance achievement	(30,494)
Less: Investment in and receivables from Non-Investment Manager - consolidated VIE	(1,718)
Add: Total assets of consolidated Non-Investment Manager	663,245
Total assets (GAAP)	$2,898,545

	Three Months Ended March 31,
	2014	2013
Segment revenues	$250,965	$247,512
Adjust management fees	292	128
Adjust management fees for Non-Investment Manager - consolidated VIE	(765)	—
Adjust incentive income	(69,031)	(82,811)
Adjust income from the receipt of options	—	26,374
Adjust other revenues (including expense reimbursements)*	54,884	53,152
Add: Total revenues - consolidated Non-Investment Manager	73,821	—
Total revenues (GAAP)	$310,166	$244,355

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

	Private Equity		Liquid	Credit
Three Months Ended March 31,	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
2014
Depreciation	$394	$183	$1,253	$1,401	$200	$85	$774	$4,290
Amortization	—	—	—	—	—	11	—	11
Total	$394	$183	$1,253	$1,401	$200	$96	$774	$4,301

2013
Depreciation	$354	$126	$469	$1,343	$103	$58	$775	$3,228
Amortization	—	—	—	—	—	11	—	11
Total	$354	$126	$469	$1,343	$103	$69	$775	$3,239

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In April 2014, Fortress sold 1,343,436 shares of GAGFAH (Note 4) and realized a gain of $13.0 million. From inception through March 31, 2014, Fortress recorded a cumulative unrealized gain of $12.3 million in its investment income, resulting in a $0.7 million gain in the second quarter of 2014.

In April 2014, New Residential issued approximately 28.8 million shares of its common stock in a public offering at a price to the public of $6.10 per share. For the purposes of compensating Fortress for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to Fortress to purchase approximately 2.9 million shares of New Residential's common stock at the public offering price, which were valued at approximately $1.6 million. The options were fully vested upon issuance, become exercisable over thirty months and have a ten-year term.

For additional subsequent events, see Notes 5 and 9.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

13.	CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP, Non-Investment Manager and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the three months ended March 31, 2014.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The consolidating balance sheet information is as follows:

	As of March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Investment Manager
Cash and cash equivalents	$183,491	$907	$—	$—	$250	$—	$184,648
Due from affiliates	142,638	1,962	—	(997)	13,475	(13,475)	143,603
Investments	1,250,807	175	—	(1,297)	476,971	(476,971)	1,249,685
Investments in options	99,558	—	—	—	—	—	99,558
Deferred tax asset, net	—	—	—	—	391,970	—	391,970
Other assets	158,412	451	—	(27)	7,000	—	165,836
	1,834,906	3,495	—	(2,321)	889,666	(490,446)	2,235,300
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	—	—	21,947	—	—	—	21,947
Fixed assets, net	—	—	267,289	—	—	—	267,289
Goodwill	—	—	119,502	—	—	—	119,502
Intangible assets, net	—	—	146,098	—	—	—	146,098
Other assets, net	—	—	108,409	—	—	—	108,409
	—	—	663,245	—	—	—	663,245
Total Assets	$1,834,906	$3,495	$663,245	$(2,321)	$889,666	$(490,446)	$2,898,545

Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$127,087	$2,118	$—	$—	$—	$—	$129,205
Due to affiliates	85,561	232	—	(232)	280,074	(13,475)	352,160
Deferred incentive income	284,200	—	—	—	—	—	284,200
Debt obligations payable	125,000	—	—	—	—	—	125,000
Other liabilities	126,650	19	—	—	(1,048)	—	125,621
	748,498	2,369	—	(232)	279,026	(13,475)	1,016,186
Non-Investment Manager - consolidated VIE
Deferred revenue	—	—	31,985	—	—	—	31,985
Debt obligations payable	—	—	181,978	—	—	—	181,978
Accrued expenses and other liabilities	—	—	68,023	(765)	—	—	67,258
	—	—	281,986	(765)	—	—	281,221
Total Liabilities	748,498	2,369	281,986	(997)	279,026	(13,475)	1,297,407

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	As of March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Commitments and Contingencies
Equity
Paid-in capital	5,721,882	3,575	384,000	(384,175)	2,060,626	(5,725,282)	2,060,626
Retained earnings (accumulated deficit)	(4,711,583)	(2,449)	(2,741)	2,545	(1,448,152)	4,714,228	(1,448,152)
Accumulated other comprehensive income (loss)	(5,809)	—	—	—	(1,834)	5,809	(1,834)
Total Fortress shareholders' equity (C)	1,004,490	1,126	381,259	(381,630)	610,640	(1,005,245)	610,640
Principals' and others' interests in equity of consolidated subsidiaries	81,918	—	—	—	—	528,274	610,192
Non-Controlling interests in equity of Non-Investment Manager - consolidated VIE	—	—	—	380,306	—	—	380,306
Total Equity	1,086,408	1,126	381,259	(1,324)	610,640	(476,971)	1,601,138
Total Liabilities and Equity	$1,834,906	$3,495	$663,245	$(2,321)	$889,666	$(490,446)	$2,898,545

(A)	Excluding FOE II (New) LP and Non-Investment Manager.

(B)	Other than Fortress Operating Group.

(C)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Three Months Ended March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Investment Manager
Management fees: affiliates	$128,601	$1,109	$—	$(765)	$—	$—	$128,945
Management fees: non-affiliates	17,480	142	—	—	—	—	17,622
Incentive income: affiliates	34,251	—	—	—	—	—	34,251
Incentive income: non-affiliates	643	—	—	—	—	—	643
Expense reimbursements: affiliates	43,454	7,732	—	—	—	—	51,186
Expense reimbursements: non-affiliates	2,448	—	—	—	—	—	2,448
Other revenues (affiliate portion disclosed in Note 7)	1,250	—	—	—	—	—	1,250
	228,127	8,983	—	(765)	—	—	236,345

Non-Investment Manager - consolidated VIE
Advertising	—	—	43,836	—	—	—	43,836
Circulation	—	—	22,144	—	—	—	22,144
Commercial printing and other	—	—	7,841	—	—	—	7,841
	—	—	73,821	—	—	—	73,821
Total Revenues	228,127	8,983	73,821	(765)	—	—	310,166

Expenses
Investment Manager
Compensation and benefits	179,890	8,629	—	—	—	—	188,519
General, administrative and other	37,460	364	—	—	(1)	—	37,823
Depreciation and amortization	4,284	17	—	—	—	—	4,301
Interest expense	674	1	—	—	16	—	691
	222,308	9,011	—	—	15	—	231,334

Non-Investment Manager - consolidated VIE
Operating Costs	—	—	43,573	—	—	—	43,573
General, administrative and other	—	—	25,881	(765)	—	—	25,116
Depreciation and amortization	—	—	5,213	—	—	—	5,213
Interest expense	—	—	2,134	—	—	—	2,134
	—	—	76,801	(765)	—	—	76,036
Total Expenses	222,308	9,011	76,801	(765)	15	—	307,370

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(11,055)	—	—	(189)	—	—	(11,244)
Tax receivable agreement liability adjustment	—	—	—	—	—	—	—
Earnings (losses) from equity method investees	20,374	—	—	—	4,661	(4,661)	20,374
Total Other Income (Loss)	9,319	—	—	(189)	4,661	(4,661)	9,130

Income (Loss) Before Income Taxes	15,138	(28)	(2,980)	(189)	4,646	(4,661)	11,926
Income tax benefit (expense) - Investment Manager	(4,298)	14	—	—	(1,710)	—	(5,994)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	—	—	239	—	—	—	239
Total Income Tax Benefit (Expense)	(4,298)	14	239	—	(1,710)	—	(5,755)

Net Income (Loss)	$10,840	$(14)	$(2,741)	$(189)	$2,936	$(4,661)	$6,171
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	$1,019	$—	$—	$—	$—	$4,950	$5,969
Non-Controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	$—	$—	$—	$(2,734)	$—	$—	$(2,734)
Net Income (Loss) Attributable to Class A Shareholders (C)	$9,821	$(14)	$(2,741)	$2,545	$2,936	$(9,611)	$2,936

(A)	Excluding FOE II (New) LP and Non-Investment Manager.

(B)	Other than Fortress Operating Group.

(C)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Three Months Ended March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$10,840	$(14)	$(2,741)	$(189)	$2,936	$(4,661)	$6,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	4,284	17	—	—	—	—	4,301
Other amortization and accretion (included in interest expense)	195	—	—	—	—	—	195
(Earnings) losses from equity method investees	(20,374)	—	—	—	(4,661)	4,661	(20,374)
Distributions of earnings from equity method investees	25,784	—	—	—	—	—	25,784
(Gains) losses	11,055	—	—	189	—	—	11,244
Deferred incentive income	(29,503)	—	—	—	—	—	(29,503)
Deferred tax (benefit) expense	785	—	—	—	1,701	—	2,486
Options received from affiliates	—	—	—	—	—	—	—
Tax receivable agreement liability adjustment	—	—	—	—	—	—	—
Equity-based compensation	8,673	—	—	—	—	—	8,673
Options in affiliates granted to employees	4,553	—	—	—	—	—	4,553
Other	44	—	—	—	—	—	44
Non-Investment Manager - consolidated VIE
Depreciation and amortization	—	—	5,213	—	—	—	5,213
Amortization of deferred financing costs (included in interest expense)	—	—	230	—	—	—	230
Other	—	—	(46)	—	—	—	(46)
Cash flows due to changes in
Investment Manager
Due from affiliates	38,972	(98)	—	765	1	—	39,640
Other assets	40,777	26	—	—	(445)	—	40,358
Accrued compensation and benefits	(263,259)	(167)	—	—	—	—	(263,426)
Due to affiliates	(32,704)	1	—	—	13	—	(32,690)
Deferred incentive income	63,458	—	—	—	—	—	63,458
Other liabilities	35,944	(44)	—	—	(347)	—	35,553
Non-Investment Manager - consolidated VIE
Other assets	—	—	824	—	—	—	824
Deferred revenue	—	—	37	—	—	—	37
Accrued expenses and other liabilities	—	—	(489)	(765)	—	—	(1,254)
Net cash provided by (used in) operating activities	(100,476)	(279)	3,028	—	(802)	—	(98,529)

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(7,031)	—	—	—	(8,103)	8,103	(7,031)
Distributions of capital from equity method investees	231,158	—	—	—	14,492	(14,492)	231,158
Purchase of fixed assets	(1,797)	—	—	—	—	—	(1,797)
Purchase of software and technology-related assets	(14,965)	—	—	—	—	—	(14,965)
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	—	—	23,845	—	—	—	23,845
Purchase of fixed assets	—	—	(310)	—	—	—	(310)
Acquisitions, net of cash acquired	—	—	(8,026)	—	—	—	(8,026)
Net cash provided by (used in) investing activities	207,365	—	15,509	—	6,389	(6,389)	222,874
Cash Flows From Financing Activities
Investment Manager
Borrowings under debt obligations	125,000	—	—	—	—	—	125,000
Proceeds from public offering (Note 9)	—	—	—	—	186,551	—	186,551
Repurchase of Class B shares (Note 9)	—	—	—	—	(186,551)	—	(186,551)
Issuance (purchase) of Class A shares (RSU settlements)	(8,103)	—	—	—	8,103	—	—
Repurchase of Class A shares (Note 9)	(363,260)	(150)	—	—	—	—	(363,410)
Capital contributions (distributions)	8,103	—	—	—	—	(8,103)	—
Dividends and dividend equivalents paid	(15,359)	—	—	—	(14,492)	14,492	(15,359)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	1,191	—	—	—	—	—	1,191
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(33,590)	—	—	—	—	—	(33,590)
Excess tax benefits from delivery of RSUs	—	—	—	—	425	—	425
Non-Investment Manager - consolidated VIE
Repayments under current portion of long-term debt	—	—	(68)	—	—	—	(68)
Borrowings under debt obligations	—	—	4,068	—	—	—	4,068
Payment of debt issuance costs	—	—	(590)	—	—	—	(590)
Net cash provided by (used in) financing activities	(286,018)	(150)	3,410	—	(5,964)	6,389	(282,333)

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended March 31, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Non-Investment Manager	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (B)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Net Increase (Decrease) in Cash and Cash Equivalents	(179,129)	(429)	21,947	—	(377)	—	(157,988)
Cash and Cash Equivalents, Beginning of Period	362,620	1,336	—	—	627	—	364,583
Cash and Cash Equivalents, End of Period	$183,491	$907	$21,947	$—	$250	$—	$206,595
Cash and Cash Equivalents - Investment Manager, End of Period	$183,491	$907	$—	$—	$250	$—	$184,648
Cash and Cash Equivalents - Non- Investment Manager - consolidated VIE, End of Period	$—	$—	$21,947	$—	$—	$—	$21,947

(A)	Excluding FOE II (New) LP and Non-Investment Manager.

(B)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $62.5 billion in AUM as of March 31, 2014. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of our over 1,500 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first quarter of 2014, with strong performances in some funds and weakness in others, and overall our operating results were down slightly in comparison to the first quarter of 2013. In addition, we have continued capital raising within our funds and we have improved our capital structure by repurchasing Class A shares at a discount to their market price. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of March 31, 2014, we managed the following businesses:

Private Equity — a business that manages approximately $15.2 billion of AUM comprised of two business segments: (i) general buyout and sector-specific funds focused on control-oriented investments in cash flow generating assets and asset-based businesses in North America and Western Europe; and (ii) publicly traded permanent capital vehicles that invest in a wide variety of real estate related assets, including securities, loans, real estate properties and mortgage servicing related assets, and media assets.

Liquid Hedge Funds — a business that manages approximately $7.7 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $12.9 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $26.6 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. Logan Circle's growth equities investment business is focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

In addition, we treat our principal investments in these funds as a distinct business segment.

Understanding the Asset Management Business

As an asset manager we perform a service — we use our investment expertise to make investments on behalf of other parties (our “fund investors”). An “alternative” asset manager is simply an asset manager that focuses on certain investment methodologies, typically hedge funds and private equity style funds as described below. Our private equity business also manages permanent capital vehicles, also described below.

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

Permanent capital vehicles are publicly traded entities which are externally managed by us. "Externally managed" means that their senior management is typically employed by us and that they rely on us for their decision making. In exchange, we receive management fees, incentive income and, when we assist these entities in raising equity capital, options to purchase their common stock. "Publicly traded" means that their equity, in the form of common stock, is typically traded on a major public stock exchange, such as the New York Stock Exchange. As a result, their equity investors (stockholders) may trade in and out of their positions, but Fortress continues to earn management fees and incentive income regardless of any turnover in ownership. These entities have indefinite lives and typically pay dividends or distributions to their stockholders only from earnings, while capital is reinvested.

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

In addition, Fortress typically receives a number of options to purchase common stock of permanent capital vehicles equal to 10% of the number of shares of common stock sold by any such entity when raising equity capital. The options received by Fortress typically have a strike price equal to the market price of the relevant stock on the day of issuance and a ten year term. When an option is exercised, Fortress pays the strike price and receives a share of common stock of the permanent capital vehicle. If the value of the stock were to increase during the term of the option, the value of the share received by Fortress upon exercise would exceed the strike price paid by Fortress.

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

Depending on where they are in their life cycle and how they have performed, private equity funds will fall into one of several categories as shown below:

PE Style Fund Status				Key Disclosures
In a liquidation of the fund’s assets at their estimated fair value as of the reporting date:
Has the fund made incentive income payments to us?	Would the fund owe us incentive income?	Would we owe a clawback of incentive income to the fund?		(Refer to Note 4 to our consolidated financial statements)

Yes	Yes	No	-	The amount of previously distributed incentive income.
			-	The amount of "undistributed incentive income," which is the amount of incentive income that would be due to us upon a liquidation of the fund’s remaining assets at their current estimated fair value.

Yes	No	Yes	-	The amount of previously distributed incentive income.
			-	The "intrinsic clawback," which is the amount of incentive income that we would have to return to the fund upon a liquidation of its remaining assets at their current estimated fair value.

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
We disclose each of these performance measures, as applicable, for all of our funds in Note 4 to our consolidated financial statements contained herein.

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

Non-Investment Manager - New Media
We consolidated New Media Investment Group Inc. (“New Media”) beginning in February 2014. We entered into a management agreement with New Media pursuant to which we receive annual management fees and incentive income. We determined that New Media qualified as a variable interest entity (“VIE”) and, upon the completion of the distribution of New Media's common shares, that we were the primary beneficiary. Therefore, in addition to our asset management business (disclosed under Investment Manager in our financial statements), we also consolidate New Media, a newly listed company primarily focused on investing in a high quality portfolio of local media assets (disclosed under Non-Investment Manager in our financial statements and also referred to as the “Media Business”). As of March 31, 2014, Fortress owned approximately 0.25% of New Media's outstanding common stock.
New Media's results impact our net income, but do not have a material impact on our net income attributable to Class A shareholders, Class A basic and diluted earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media are attributable to non-controlling interests. New Media’s assets and liabilities are also recorded on our balance sheet. However, Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of New Media's assets to satisfy its obligations. In addition, the debt obligations of the Media Business are not cross collateralized with the debt obligations of Fortress. New Media's debt obligations have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.
New Media had no operations until November 2013, when it became the owner of GateHouse Media, LLC ("GateHouse" or the predecessor) and Local Media Group Holdings LLC, the parent of Local Media Group, Inc. (formerly known as Dow Jones Local Media Group, Inc.) ("Local Media"). New Media has a particular focus on owning and acquiring local media assets in small to mid-size markets. They focus on two large business categories: consumers and small to medium size businesses (“SMBs”). Consumer revenue comes primarily from subscription income as consumers pay for local content, primarily in print and to a lesser extent online. SMB revenue comes from a variety of print and digital advertising products, digital service products offered through the Propel business, a digital marketing services business, and commercial printing services. Operating costs consist primarily of labor, newsprint, and delivery costs. Selling, general and administrative expenses consist primarily of labor costs.
Advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays. Accordingly, first quarter, followed by third quarter, historically are the weakest quarters of the year in terms of revenue. Correspondingly, second and fourth fiscal quarters, historically, are the strongest quarters. We expect that this seasonality will continue to affect advertising revenue in future periods.
New Media’s predecessor, GateHouse, has experienced on-going declines in print advertising revenue streams and increased volatility of operating performance, despite geographic diversity, well-balanced portfolio of products, broad customer base and reliance on smaller markets. New Media may experience additional declines and volatility in the future. These declines in print advertising revenue have come with the shift from traditional media to the internet for consumers and businesses. New Media is making investments in digital platforms, such as Propel, as well as online, and mobile applications, to support print publications in order to capture this shift.
Understanding our Financial Statements

Balance Sheet

Our assets consist primarily of the following:

1)
Investments in our funds, recorded generally based on our share of the funds' underlying net asset value, which in turn is based on the estimated fair value of the funds' investments. In addition, we hold options to purchase shares of common stock of our permanent capital vehicles.

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

5)	Media related assets of New Media, a consolidated VIE.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility or other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

5)	Media related liabilities of New Media, a consolidated VIE.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the consolidated balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

3)	Advertising, circulation and commercial printing revenues related to New Media.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

5)	New Media related operating expenses and interest expense.

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

Global markets continue to focus on the path of U.S. monetary policy as an indicator of the likely direction of global interest rates and have begun to focus on inflation as well. The Federal Reserve began tapering its asset purchase program in January 2014 and is expected to continue until ending it later this year. It is unclear what action the Federal Reserve may take after tapering, depending on whether growth contributes to increased interest rates and the level of inflation. This transition period has contributed to a decline in the equity markets after increases in the the beginning of the year, with a shift away from technology to more traditional stocks. Although the U.S. economy appears to be recovering, the recovery has been subject to intermittent disruptions, such as the U.S. government shutdown in the fall of 2013. These disruptions, in addition to inconsistent economic data points, have made the recovery’s progress more difficult to assess. However, growth measures appear to have stabilized in many areas in 2014, such as transportation, lending, housing and labor, and we expect modest but improved growth in the U.S. throughout the course of the year, depending on consumer spending, among other things. As markets adjust to more robust U.S. growth and less quantitative support from the Federal Reserve, market volatility may also occur in connection with deviations from expected policy and forecasts. However, despite volatility, low inflation and improved growth may support market performance.

The Eurozone has continued to recover, though growth and economic recovery remains uneven across regions and, in general, at a more gradual pace than that of the U.S. Although we believe sovereign risk has decreased in the Eurozone, inflation remains below the European Central Bank's price stability mandate, which makes the Eurozone vulnerable to another external shock and creates uncertainty over its capacity to regain competitiveness. Pressure remains on the European Central Bank to retain its explicit easing bias in order to support overall recovery, including growth and inflation. Prospects for a more politically-stable Eurozone were moving in a positive direction, with the potential for political crisis largely on the regional level, but geopolitical risk relating to the Ukraine could impact the broader Eurozone. The broader Eurozone is also likely face difficult discussions around support packages and restructuring of financial institutions. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of March 31, 2014, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the market is focused on the underlying performance of the economy following the implementation of the consumption tax increase and the prospects for additional easing from the Bank of Japan. Notwithstanding the sizable fiscal stimulus employed to mitigate the economic impact of the tax increase, GDP is expected to contract before rebounding later in the year to around current levels. This contributed to declines in the Japanese equity market so far this year, after increases in 2013. In addition, the Bank of Japan continues to express confidence that it remains on track to achieve its inflation targets for the year. We believe this will require additional monetary easing beyond what the Bank of Japan pre-announced a year ago.

The overall view on emerging markets remains negative despite recent market recovery. Given the Federal Reserve's tapering and expected higher rates in the U.S. eventually, we believe that policymakers throughout the emerging markets may implement higher rates, structural reforms or more austere fiscal and monetary policies.

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

•
Following a period of deleveraging, that resulted in significant opportunities for investors with sufficient capital to acquire assets at reduced prices, near-term investment opportunities have become more sporadic in nature given pricing and market dynamics. However, potential opportunities exist, particularly where access to capital is restricted and in Europe where economies may continue to decline.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased significantly in 2013 and the outlook for 2014 is positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid timeframe than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated strong returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008, though it declined slightly in 2014. As illustrated in “- Assets Under Management” below, we have been able to raise additional capital in our funds, including existing hedge funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments, or in which variable interest entities that we consolidate operate.

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, regulatory pressures on the banks combined with a gradually improving economy resulted in a positive market for non-regulated financial institutions domestically. Worldwide growth in trade and transportation continued to expand in the first quarter of 2014 albeit at a more measured pace than in the previous years. The senior living sector benefited during the first quarter from a recovery in housing prices and favorable consolidation and supply/demand dynamics. Challenging European markets have resulted in opportunities for distressed investments in country specific markets such as Italy.

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that excess mortgage servicing rights (MSRs) and other servicing related investments present an opportunity due to a supply-demand imbalance and significant barriers to entry. New Residential Investment Corp. ("New Residential") and the MSR Opportunities Funds have made significant investments in excess MSRs and other servicing related assets, though the timing, size and potential returns of future investments may differ from prior investments.

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the first quarter of 2014 has been negative, with losses resulting from a decline in Japanese equities and equity markets overall, which offset profits that were recognized in emerging markets and European credit. Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

In addition, we consolidated New Media, which exposes us to the industry in which it operates. The newspaper industry and New Media’s predecessor experienced declining same store revenue and profitability over the past several years. General economic conditions, including declines in consumer confidence, continued high unemployment levels, declines in real estate values, and other trends, have also impacted the industry in which New Media operates. Additionally, media companies continue to be impacted by the migration of consumers and businesses to an internet and mobile-based, digital medium. These conditions may continue to negatively impact print advertising and other revenue sources as well as increase operating costs in the future, even after an economic recovery.

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit (I)
	Funds (I)	Permanent Capital Vehicles		Hedge Funds	PE Funds	Logan Circle	Total

AUM December 31, 2013	$12,036	$3,547	$7,398	$5,856	$7,527	$25,386	$61,750
Capital raised (A)	—	—	1,302	214	—	—	1,516
Increase in invested capital	99	—	—	15	249	—	363
Redemptions (B)	—	—	(557)	(36)	—	—	(593)
RCA distributions (C)	—	—	—	(149)	—	—	(149)
Return of capital distributions (D)	(257)	(84)	(24)	—	(836)	—	(1,201)
Adjustment for capital reset (E)	—	—	—	—	—	—	—
Crystallized incentive income (F)	—	—	(129)	(144)	—	—	(273)
Net client flows (traditional)	—	—	—	—	—	477	477
Income (loss) and foreign exchange (G)	(99)	1	(252)	212	39	729	630
AUM March 31, 2014 (H)	$11,779	$3,464	$7,738	$5,968	$6,979	$26,592	$62,520

(A)	Includes offerings of shares by the permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to March 31, 2014. Redemptions are further detailed below.

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

(I)
As of March 31, 2014, the private equity funds and credit funds had approximately $2.2 billion and $4.4 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $1.7 billion is only available for follow-on investments, management fees and other fund expenses.

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

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, have been as follows:

Redemption Notices / Return of Capital Requests Received and Outstanding through March 31, 2014 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2014	$209,003	$51,585	$161,626		$—	$—	$—
2013	957,414	969,531	7,398		157,251	76,038	83,989
2012	1,482,907	1,483,319	—		248,402	179,363	103,608
Prior			—	(A)			541,121	(A)
			$169,024	(B)			$728,718	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $166.2 million to be paid primarily within one quarter and $2.8 million to be paid in the first quarter of 2015 and thereafter. For credit hedge funds, reflects $728.7 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	March 31, 2014
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$—	$—	25.7%
Fund II	Jul-02	(A)	—	—	35.5%
Fund III	Sep-04	Jan-15	1,082	1,286	5.9%
Fund III Coinvestment	Nov-04	Jan-15	87	109	1.7%
Fund IV	Mar-06	Jan-17	2,652	3,042	2.5%
Fund IV Coinvestment	Apr-06	Jan-17	429	501	(0.6)%
Fund V (E)	May-07	Feb-18	4,053	2,796	4.1%
Fund V Coinvestment (E)	Jul-07	Feb-18	499	605	(7.0)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	Permanent	—	—	19.3%
FRID (GAGFAH)	Mar-05	Apr-15	652	786	(0.7)%
FRIC (Brookdale)	Mar-06	May-16	202	169	(1.0)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	1,015	1,083	7.0%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	431	434	(0.4)%
WWTAI	Jul-11	Jan-25	267	140	(C)
MSR Opportunities Fund I A	Aug-12	Aug-22	238	100	(C)
MSR Opportunities Fund I B	Aug-12	Aug-22	60	25	(C)
MSR Opportunities Fund II A	Jul-13	Jul-23	28	—	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	—	—	(C)
MSR Opportunities MA I	Jul-13	Jul-23	7	—	(C)

Continued on next page.

			AUM		Returns (B)
						Three Months Ended
	Inception		March 31,		Inception	March 31,
Name of Fund	Date	Maturity Date (A)	2014	2013	to Date (D)	2014	2013
Private Equity - Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$1,321	$2,492	N/A	8.5%	7.9%
New Residential Investment Corp.	May-13	Permanent	1,196	—	N/A	10.8%	N/A
Eurocastle Investment Limited	Oct-03	Permanent	556	1,877	N/A	7.6%	N/A
New Media Investment Group Inc.	Feb-14	Permanent	391	—	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	286	342	8.2%	(5.5)%	3.6%
Fortress Macro Funds	May-09	Redeemable	1,472	1,699	7.1%	(5.5)%	3.8%
Fortress Macro MA1	Nov-11	Redeemable	331	224	10.8%	(5.3)%	3.9%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	484	567	2.7%	1.1%	2.2%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	468	659	3.1%	0.8%	3.1%
Fortress Asia Macro Funds	Mar-11	Redeemable	2,557	686	11.9%	(3.6)%	2.8%
Fortress Convex Asia Funds	May-12	Redeemable	130	75	(4.9)%	(1.1)%	(C)
Fortress Redwood Fund LTD	Aug- 13	Redeemable	576	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,075	3,797	11.8%	3.2%	4.0%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,281	1,104	11.5%	2.2%	3.4%
Worden Fund	Jan-10	PE style redemption	214	208	12.7%	2.4%	3.3%
Worden Fund II	Aug-10	PE style redemption	38	32	11.1%	2.1%	2.9%
Japan Income Fund	Dec-13	Redeemable	14	—	(C)	(C)	N/A
Value Recovery Funds and related assets	(G)	Non-redeemable	338	468	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		March 31,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	March 31, 2014
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$581	$781	25.8%
Credit Opportunities Fund II	Jul-09	Jul-22	623	837	18.7%
Credit Opportunities Fund III	Sep-11	Mar-24	1,379	785	(C)
FCO Managed Accounts	Sep-08 to Oct-10	Apr-22 to Jun-24	1,080	863	19.9%
FCO Managed Accounts (C)	Apr-12 to Jun-12	Mar-24 to Mar-27	460	522	(C)
Long Dated Value Fund I	Apr-05	Apr-30	184	186	5.3%
Long Dated Value Fund II	Nov-05	Nov-30	121	153	4.1%
Long Dated Value Fund III	Feb-07	Feb-32	87	104	8.4%
LDVF Patent Fund	Nov-07	Nov-27	3	16	12.2%
Real Assets Fund	Jun-07	Jun-17	78	90	8.3%
Japan Opportunity Fund	Jun-09	Jun-19	371	519	23.4%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	713	713	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	710	781	(C)
Net Lease Fund I	Jan-10	Feb-20	4	79	25.4%
Global Opportunities Fund	Sep-10	Sep-20	260	286	11.6%
Life Settlements Fund	Dec-10	Dec-22	79	210	(C)
Life Settlements Fund MA	Dec-10	Dec-22	7	18	(C)
Real Estate Opportunities Fund	May-11	Sep-24	201	75	13.7%
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	32	17	(C)
Subtotal - all funds			34,403	32,341
Managed accounts			1,525	1,305
Total - Alternative Investments			35,928	33,646
Logan Circle			26,592	21,937
Total (H)			$62,520	$55,583

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. Fund II has passed its contractual maturity date and is in the process of an orderly wind down. The permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 78% of our alternative investment AUM as of March 31, 2014.

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
For permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Eurocastle Investment Limited ("Eurocastle") did not declare a dividend during the three months ended March 31, 2013. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices. New Media did not declare a dividend during the three months ended March 31, 2014.
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

(H)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, GAGACQ Coinvestment Fund (GAGFAH) and FICO (Intrawest) had zero AUM as of March 31, 2014 and 2013, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

The results of operations of Fortress’s asset management business are disclosed in the table below under the Investment Manager caption. The results of operations of New Media, a consolidated VIE, are disclosed in the table below under the Non-Investment Manager caption.

	Three Months Ended March 31,		Variance
	2014	2013	$
	(Unaudited)	(Unaudited)
Revenues
Investment Manager
Management fees: affiliates	$128,945	$143,602	$(14,657)
Management fees: non-affiliates	17,622	14,815	2,807
Incentive income: affiliates	34,251	31,357	2,894
Incentive income: non-affiliates	643	1,429	(786)
Expense reimbursements: affiliates	51,186	50,666	520
Expense reimbursements: non-affiliates	2,448	1,371	1,077
Other revenues	1,250	1,115	135
	236,345	244,355	(8,010)
Non-Investment Manager - consolidated VIE
Advertising	43,836	—	43,836
Circulation	22,144	—	22,144
Commercial printing and other	7,841	—	7,841
	73,821	—	73,821
Total Revenues	310,166	244,355	65,811

Expenses
Investment Manager
Compensation and benefits	188,519	181,079	7,440
General, administrative and other expense (including depreciation and amortization)	42,124	37,237	4,887
Interest expense	691	2,295	(1,604)
	231,334	220,611	10,723
Non-Investment Manager - consolidated VIE
Operating costs	43,573	—	43,573
General, administrative and other expense (including depreciation and amortization)	30,329	—	30,329
Interest expense	2,134	—	2,134
	76,036	—	76,036
Total Expenses	307,370	220,611	86,759

	Three Months Ended March 31,		Variance
	2014	2013	$
	(Unaudited)	(Unaudited)
Other Income (Loss)
Investment Manager
Gains (losses)	(11,244)	41,275	(52,519)
Tax receivable agreement liability adjustment	—	(7,739)	7,739
Earnings (losses) from equity method investees	20,374	36,302	(15,928)
Total Other Income (Loss)	9,130	69,838	(60,708)

Income (Loss) Before Income Taxes	11,926	93,582	(81,656)
Income tax benefit (expense) - Investment Manager	(5,994)	(26,276)	20,282
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	239	—	239
Total Income Tax Benefit (Expense)	(5,755)	(26,276)	20,521
Net Income (Loss)	$6,171	$67,306	$20,282
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	$5,969	$52,977	$(47,008)
Non-Controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	$(2,734)	$—	$(2,734)
Net Income (Loss) Attributable to Class A Shareholders	$2,936	$14,329	$(11,393)

Factors Affecting Our Business and Results of Operations

During the periods discussed herein, the following are significant factors that have affected our business and/or materially impacted our results of operations:

•changes in our AUM;
•level of performance of our funds;
•changes in the size of our fund management and investment platform and our related compensation structure; and
•consolidation of New Media.

Each of these factors is described below, except for the consolidation of New Media, which is described under "- Non-Investment Manager - New Media."

Average Management Fee Paying AUM

Average management fee paying AUM represents the reference amounts upon which our management fees are based. The reference amounts for management fee purposes are: (i) capital commitments or invested capital (or NAV, on an investment by investment basis, if lower) for the private equity funds and credit PE funds, which in connection with private equity funds raised after March 2006 includes the mark-to-market value on public securities held within the fund, (ii) contributed capital for the permanent capital vehicles, or (iii) the NAV for hedge funds and the NAV or fair value for managed accounts (including Logan Circle).

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
March 31, 2014	$11,907	$3,505	$7,568	$5,912	$7,253	$25,989	$62,134
March 31, 2013	$10,869	$4,014	$5,275	$5,643	$7,395	$21,311	$54,507

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

In July 2012, Fortress formed a consolidated senior living property management subsidiary and has agreements to manage certain senior living properties, most of which are owned by Newcastle Investment Corp. ("Newcastle").  For these services, Fortress receives management fees based on a percentage of revenues from the properties.

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

Employees

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 993 asset management employees as of March 31, 2013, to 1,094 asset management employees as of March 31, 2014. Additionally, as of March 31, 2014 we have 1,267 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 976 such employees as of March 31, 2013.

Non-Investment Manager

As of March 31, 2014, New Media had approximately 5,556 employees, consisting of hourly and salaried employees. New Media employs union personnel at a number of their core publications representing approximately 675 employees. As of March 31, 2014, there were 27 collective bargaining agreements covering union personnel. Most of New Media's unionized employees work under collective bargaining agreements that expire in 2014.

Revenues

Three months ended March 31

Total revenues were $310.2 million for the three months ended March 31, 2014, a net increase of $65.8 million, compared to $244.4 million for the three months ended March 31, 2013. The increase in revenues was primarily attributable to an increase of $73.8 million from the Media Business as a result of the consolidation of New Media beginning February 14, 2014, partially offset by a decrease of $8.0 million in Investment Manager revenues.

The decrease in Investment Manager revenues of $8.0 million was primarily attributable to a decrease in management fees from affiliates of $14.7 million and a decrease in incentive income from non-affiliates of $0.8 million. These decreases were partially offset by (i) an increase of $2.8 million in management fees from non-affiliates, (ii) an increase of $2.9 million in incentive income from affiliates and (iii) an increase of $1.1 million in expense reimbursements from non-affiliates.

The decrease in management fees from affiliates of $14.7 million was mainly due to a decrease of $26.4 million in management fees resulting from Newcastle options granted to Fortress during the three months ended March 31, 2013, and a decrease of $3.0 million in management fees from permanent capital vehicles due to a decrease of $0.5 billion in average management fee paying AUM, based on a simple quarterly average. These decreases were slightly offset by an increase of $15.1 million in our in our PE funds, liquid hedge funds, and credit hedge funds as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $1.0 billion, $2.0 billion and $0.3 billion, respectively.

The decrease in incentive income from non-affiliates of $0.8 million primarily relates to a $1.1 million decrease in crystallized incentive income from liquid hedge funds managed accounts, offset by a $0.3 million increase in incentive income earned from our credit PE managed account.

The increase in management fees from non-affiliates of $2.8 million was primarily related to an increase in average management fee paying AUM, based on a simple quarterly average, of $4.7 billion and $0.3 billion in Logan Circle and liquid hedge fund managed accounts, respectively.

The increase in incentive income from affiliates of $2.9 million was primarily attributable to a net increase of $12.9 million in incentive income primarily earned from certain of our credit PE funds, primarily due to an increase in deemed tax distributions, which are no longer subject to clawback and an increase of $4.0 million in crystallized incentive income recognized from our permanent capital vehicles. These increases were partially offset by a decrease of (i) $10.5 million in incentive income recognized from a private equity fund, which are recognized as repayment contingencies are resolved, (ii) a decrease of $1.8 million in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income earned on distributions from redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (iii) net decrease of $1.7 million in crystallized incentive income recognized from certain of our liquid hedge funds.

The increase in expense reimbursements from non-affiliates of $1.1 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

Expenses

Three months ended March 31

Expenses were $307.4 million for the three months ended March 31, 2014, a net increase of $86.8 million, compared to $220.6 million for the three months ended March 31, 2013. The increase was primarily attributable to $76.0 million of expenses from the Media Business as a result of the consolidation of New Media beginning February 14, 2014 and an increase of $10.7 million in Investment Manager expenses. The increase in Investment Manager expenses is primarily due to an increase in compensation and benefits of $7.4 million and an increase in general, administrative and other expenses (including depreciation and amortization) of $4.9 million. These increases were partially offset by a decrease in interest expense of $1.6 million.

Total compensation and benefits increased primarily due to (i) a $6.1 million increase in discretionary bonus accruals, and (ii) a $6.1 million increase in payroll, taxes and benefits as a result of an increase in headcount. These increases were partially offset by a $3.8 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, permanent capital vehicles and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $2.4 million in professional fees, (ii) an increase of $2.0 million in general and other expenses and (iii) an increase of $0.5 million in recruitment fees.

The decrease in interest expense of $1.6 million primarily relates to a decrease in the average outstanding Investment Manager debt balance and average interest rate for the three months ended March 31, 2014, as compared to the prior period.

Current and Future Compensation Expense - Investment Manager

We seek to compensate our Investment Manager employees in a manner that aligns their compensation with the creation of long-term value for our shareholders. We aim to reward sustained financial and operational performance for all of our businesses and to motivate key employees to remain with us for long and productive careers. We must achieve our goals of alignment, motivation, and retention within the confines of current performance and liquidity. Aside from base salary, there are three significant components in our compensation structure.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of March 31, 2014 of $70.5 million with a weighted average recognition period of 2.4 years.

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

Other Income (Loss)

Three months ended March 31

Other Income (Loss) was $9.1 million for the three months ended March 31, 2014, a net decrease of $60.7 million, compared to $69.8 million for the three months ended March 31, 2013. This decrease is primarily related to (i) unrealized losses of $5.4 million in the fair value of options and common stock in our permanent capital vehicles for the three months ended March 31, 2014, as compared to unrealized gains of $35.8 million in the prior comparative period, resulting in a net decrease of $41.2 million, (ii) unrealized losses of $6.2 million associated with the fair value of our holdings of digital currency, (iii) a decrease of $4.5 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts and (iv) a net decrease of $15.9 million in earnings from equity method investees primarily with respect to our investments in our private equity funds and liquid hedge funds, partially offset by an increase in credit PE funds for the three months ended March 31, 2014 relative to the prior comparative period. These decreases were partially offset by the recognition of a $7.7 million expense in the first quarter of 2013 associated with an increase in the tax receivable agreement liability.

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

For the three months ended March 31, 2014 and 2013, Fortress recognized income tax expense (benefit) for the Investment Manager of $6.0 million and $26.3 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in the Investment Manager's income tax expense (benefit) are detailed as follows:

Comparative Periods
Three Months Ended March 31, 2014 vs. 2013
Change in pre-tax income applicable to Class A Shareholders (A)	$(13,663)
Change in foreign and state income taxes	(2,027)
Change in mix of business (B)	4,349
Change in deferred tax asset-impact of equity compensation vesting (C)	(22,837)
Change in deferred tax asset valuation allowance and related adjustments	14,183
Other	(287)
Total change (D)	$(20,282)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
From the first three months of 2013 to the first three months of 2014, a greater proportion of our total income was subject to corporate tax. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

(C)	This factor changes based on the amount of equity-based compensation delivered in a given year.

(D)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

For the period from February 14, 2014 to March 31, 2014, New Media recognized an income tax benefit of $0.2 million.

Non-Controlling Interests in Income (Loss)

Three months ended March 31

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $53.0 million to $6.0 million, a decrease of $47.0 million, primarily attributable to (i) a decrease of $45.7 million resulting from a $45.8 million decrease in Fortress Operating Group consolidated net income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, (ii) a decrease of $0.1 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the net impact of the repurchase of Class A shares from Nomura, the issuance of Class A shares, the repurchase from the Principals of an equivalent amount of Fortress Operating Group units and Class B shares, as well as the delivery of Class A shares primarily in connection with vested RSUs and RPUs, and (iii) a decrease of $1.2 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Beginning February 14, 2014, Non-Controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media, representing 99.75% of the equity interest in New Media not owned by Fortress, for the period from February 14, 2014 to March 31, 2014.

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

Management assesses our segments on a Fortress Operating Group (with the Non-Investment Manager on an unconsolidated basis) and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating

Group units (held by the principals and one senior employee), non-controlling interest in the consolidated Non-Investment Manager business and income tax expense.

Distributable earnings is described in Note 11 to Part I, Item 1, “Financial Statements — Segment Reporting,” which includes a complete discussion of distributable earnings basis impairment and reserves, including the methodology used in estimating the amounts as well as the amounts incurred in the relevant periods.

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
for other Fortress Funds, at interim periods, adding (a) incentive income on an accrual basis as if the incentive income from these funds were payable on a quarterly basis, minus (b) incentive income recorded in accordance with GAAP,

c.	adding the incentive income earned by Fortress in connection with the management agreement with New Media, which is eliminated under GAAP as a result of the consolidation of New Media,
Other Income

(ii)	with respect to income from certain principal investments and certain other interests or assets that cannot be readily transferred or redeemed:

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

c.	subtracting unrealized gains (or adding unrealized losses) on derivatives, direct investments in publicly traded portfolio companies and in the permanent capital vehicles,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)	adding the management fee income earned by Fortress in connection with the management agreement with New Media, which is eliminated under GAAP as a result of the consolidation of New Media,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

(vi)
adding back equity-based compensation expense (including permanent capital vehicle options assigned to employees, RSUs and RPUs (including the portion of related dividend and distribution equivalents recorded as compensation expense), and restricted shares),

(vii)
adding or subtracting, as necessary, any changes in the fair value of contingent consideration payable with respect to the acquisition of a business, to the extent management intends to pay it in equity and it is recorded on the statement of operations under GAAP,

(viii)	adding back the amortization of intangible assets and any impairment of goodwill or intangible assets recorded under GAAP,

(ix)	adding back compensation expense recorded in connection with the forfeiture arrangements entered into among the principals, which expired in December 2011,

(x)	adding the income (or subtracting the loss) allocable to the interests in consolidated subsidiaries attributable to Fortress Operating Group units, and

(xi)	subtracting the income (or adding the loss) of the Non-Investment Manager allocable to the Class A shareholders, and

(xii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment revenues
Management Fees	$36,173	$32,888	$3,285
Incentive Income	1,999	2,783	(784)
Segment revenues — total	$38,172	$35,671	$2,501
Pre-tax distributable earnings	$24,398	$21,563	$2,835

Three months ended March 31

Pre-tax distributable earnings increased by $2.8 million primarily due to:
Revenues

Management fees were $36.2 million for the three months ended March 31, 2014, a net increase of $3.3 million, compared to $32.9 million for the three months ended March 31, 2013. Management fees increased by $3.3 million primarily due to (i) a net increase of $2.8 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the three months ended March 31, 2014, (ii) an increase of $0.5 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.4 million in management fees from WWTAI due to net capital inflows. These increases were partially offset by a decrease of $0.5 million in management fees from Fund III as a result of a decrease in the market values of certain portfolio companies, which impacted the computation of fees for the three months ended March 31, 2014 as compared to the prior period.

Incentive income was $2.0 million for the three months ended March 31, 2014, a net decrease of $0.8 million, compared to $2.8 million of incentive income recognized for the three months ended March 31, 2013. Incentive income decreased by $0.8 million primarily as a result of a decrease in the reversal of previously recognized reserves for the potential clawback of incentive income from Fund II of $0.8 million for the three months ended March 31, 2014 as compared to the prior period.

Expenses

Expenses were $13.8 million for the three months ended March 31, 2014, a net decrease of $0.3 million, compared to $14.1 million for the three months ended March 31, 2013.  The net decrease of $0.3 million in expenses was primarily attributable to a net decrease of $2.0 million in general and administrative and allocable expenses, as well as a decrease of $0.3 million in profit sharing compensation expense related to the decrease in the reversal of previously recognized reserves for potential clawback of incentive income from Fund II for the three months ended March 31, 2014 as compared to the prior period. These decreases were partially offset by a net increase of $2.0 million in compensation and benefits expense related to increased headcount.
Publicly Traded Permanent Capital Vehicles
The following table presents our results of operations for our permanent capital vehicles segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment revenues
Management Fees	$15,285	$17,832	$(2,547)
Incentive Income	4,009	—	4,009
Segment revenues — total	$19,294	$17,832	$1,462
Pre-tax distributable earnings	$5,713	$10,442	$(4,729)

Three months ended March 31

Pre-tax distributable earnings decreased by $4.7 million primarily due to:
Revenues

Management fees were $15.3 million for the three months ended March 31, 2014, a net decrease of $2.5 million, compared to $17.8 million for the three months ended March 31, 2013. Management fees decreased by $2.5 million primarily as a result of a $5.2 million decrease in Eurocastle management fees primarily due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013. This decrease was partially offset by (i) a $2.4 million increase in management fees primarily due to an increase in Newcastle AUM resulting from their equity raises in the first quarter of 2013, prior to the distribution of New Residential common shares, and second quarter of 2013, and (ii) a $0.3 million increase in management fees generated by our senior living property management business which launched in July 2012.

Incentive income was $4.0 million for the three months ended March 31, 2014, a net increase of $4.0 million, compared to no incentive income recognized for the three months ended March 31, 2013.
Expenses

Expenses were $13.6 million for the three months ended March 31, 2014, a net increase of $6.2 million, compared to $7.4 million for the three months ended March 31, 2013. The increase of $6.2 million in expenses was primarily attributable to (i) a $3.7 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $1.6 million in general and administrative and allocable expenses, (iii) an increase of $0.7 million in accruals for Principal Performance Payments, and (iv) an increase of $0.4 million in profit sharing compensation expense as compared to the prior period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment revenues
Management Fees	$33,478	$23,023	$10,455
Incentive Income	133	32,252	(32,119)
Segment revenues - total	$33,611	$55,275	$(21,664)
Pre-tax distributable earnings	$7,939	$24,632	$(16,693)

Three months ended March 31

Pre-tax distributable earnings decreased by $16.7 million primarily due to:

Revenues

Management fees were $33.5 million for the three months ended March 31, 2014, a net increase of $10.5 million, compared to $23.0 million for the three months ended March 31, 2013. Management fees increased by $10.5 million primarily due to $8.3 million, $2.5 million, $0.6 million and $0.1 million increases in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund, and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by $0.9 million and $0.2 million in net decreases in management fees from the Fortress Partners Funds and Drawbridge Global Macro Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $0.1 million for three months ended March 31, 2014, a net decrease of $32.1 million, compared to $32.3 million for the three months ended March 31, 2013. Incentive income decreased by $32.1 million primarily due to decreases of $24.3 million, $5.0 million, $2.0 million, and $0.8 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro MA I Fund, and Drawbridge Global Macro Funds, respectively, due to lower returns in the first quarter of 2014 as compared to the prior period.

Expenses

Expenses were $25.7 million for the three months ended March 31, 2014, a net decrease of $4.9 million, compared to $30.6 million for the three months ended March 31, 2013. The decrease of $4.9 million in expenses was primarily attributable to (i) a decrease of $7.7 million in profit sharing compensation expense and (ii) a decrease of $2.2 million in accruals for Principal Performance Payments. These decreases were partially offset by (i) a net increase of $3.9 million in compensation and benefits expense and (ii) a net increase of $1.1 million in general and administrative expenses and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment revenues
Management Fees	$26,858	$24,561	$2,297
Incentive Income	31,829	33,157	(1,328)
Segment revenues - total	$58,687	57,718	$969
Pre-tax distributable earnings	$22,024	$21,295	$729

Three months ended March 31

Pre-tax distributable earnings increased by $0.7 million primarily due to:
Revenues

Management fees were $26.9 million for the three months ended March 31, 2014, a net increase of $2.3 million, compared to $24.6 million for the three months ended March 31, 2013. Management fees increased by $2.3 million primarily due to a $2.2 million increase in management fees from the Drawbridge Special Opportunities Funds as well as an increase of $0.1 million in management fees from the Value Recovery Funds and related assets.

Incentive income, which is determined on a fund-by-fund basis, was $31.8 million for the three months ended March 31, 2014, a net decrease of $1.3 million, compared to $33.2 million for the three months ended March 31, 2013. Incentive income decreased by $1.3 million primarily due to (i) a decrease of $1.2 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to decreased RCA distributions and (ii) a $0.2 million decrease in incentive income generated by the Worden Funds due to lower returns during the three months ended March 31, 2014 as compared to the prior period. These decreases were partially offset by a $0.1 million increase in incentive income from other investments.

Expenses

Expenses were $36.7 million for the three months ended March 31, 2014, a net increase of $0.3 million, compared to $36.4 million for the three months ended March 31, 2013. The increase of $0.3 million in expenses was primarily attributable to (i) an increase of $1.4 million in compensation and benefits expense, (ii) an increase of $0.8 million in general and administrative expenses and allocable expenses, and (iii) an increase of $0.5 million in accruals for Principal Performance Payments. These increases were partially offset by a net decrease of $2.5 million in profit sharing compensation expense.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment Revenues
Management Fees	$24,642	$25,191	$(549)
Incentive Income	65,955	47,403	18,552
Segment revenues - total	$90,597	$72,594	$18,003
Pre-tax distributable earnings	$29,024	$20,399	$8,625

Pre-tax distributable earnings increased by $8.6 million primarily due to:
Revenues

Management fees were $24.6 million for the three months ended March 31, 2014, a net decrease of $0.5 million, compared to $25.2 million for the three months ended March 31, 2013. Management fees decreased by $0.5 million primarily due to decreases of $0.9 million, $1.1 million, and $0.6 million in management fees earned from Fortress Credit Opportunities Fund, Fortress Credit Opportunities Fund II, and Japan Opportunity Fund, respectively, attributable to net capital distributions. These decreases in management fees were partially offset by a $2.2 million increase in management fees in Credit Opportunities Fund III primarily due to net capital calls made after the first quarter of 2013.

Incentive income was $66.0 million for the three months ended March 31, 2014, a net increase of $18.6 million, compared to $47.4 million for the three months ended March 31, 2013. Incentive income increased by $18.6 million primarily due to (i) a $7.9 million increase in incentive income generated by Japan Opportunity Fund II, (ii) a $7.6 million increase in incentive income generated by the Credit Opportunities Fund I, (iii) a $4.9 million increase in incentive income generated by the Net Lease Fund, (iv) a $3.5 million increase in incentive income generated by Japan Opportunity Fund I, (v) a $1.0 million increase in incentive income generated by Fortress Credit Opportunities Fund II, and (vi) a $0.3 million increase in incentive income generated by Fortress Global Opportunities Fund. These increases were partially offset by decreases of $5.9 million and $0.9 million in incentive income generated by the FCO Managed Accounts and Credit Opportunities Fund III, respectively, during the three months ended March 31, 2014 as compared to the prior period.

Expenses

Expenses were $61.6 million for the three months ended March 31, 2014, a net increase of $9.4 million, compared to $52.2 million for the three months ended March 31, 2013. The increase of $9.4 million in expenses was primarily attributable to (i) an increase of $9.7 million in profit sharing compensation expense and (ii) an increase of $0.5 million in accruals for Principal Performance Payments. These increases were partially offset by a $0.8 million decrease in general and administrative expenses and allocable expenses.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Segment Revenues
Management Fees	$10,604	$8,422	$2,182
Incentive Income	—	—	—
Segment revenues - total	$10,604	$8,422	$2,182
Pre-tax distributable earnings (loss)	$(2,071)	$(1,049)	$(1,022)

Three months ended March 31

Pre-tax distributable loss increased by $1.0 million primarily due to:
Revenues

Management fees were $10.6 million for the three months ended March 31, 2014, a net increase of $2.2 million, compared to $8.4 million for the three months ended March 31, 2013. Management fees increased by $2.2 million due to an increase in average AUM primarily as a result of net client inflows.

Expenses

Expenses were $12.7 million for the three months ended March 31, 2014, a net increase of $3.2 million, compared to $9.5 million for the three months ended March 31, 2013. The increase of $3.2 million in expenses was primarily attributable to a net increase of $1.9 million in compensation and benefits expense, and an increase of $1.3 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the three months ended March 31, 2014 as compared to the prior period.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$
Pre-tax distributable earnings (loss)	$9,484	$3,210	$6,274

Three months ended March 31

Pre-tax distributable income increased by $6.3 million primarily due to:

•
a $4.9 million increase in net investment income from realizations and the performance of our investments in our funds. The $4.9 million net increase in investment income was due to (i) a net increase of $4.7 million in distributions from realization events in our credit PE funds, private equity funds, and special investments in our hedge funds, and (ii) a net increase of $0.2 million attributable to our investments in our hedge funds for the three months ended March 31, 2014 as compared to the prior period;

•
 a $0.2 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the three months ended March 31, 2014 as compared to the prior period;

•
a $1.6 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the three months ended March 31, 2014 as compared to the prior comparable period;

•
a $0.2 million increase in net investment income primarily due to (i) the receipt of dividend income earned from a private investment for the three months ended March 31, 2014 and (ii) an increase in dividend income from our direct investments in Newcastle, New Residential, Eurocastle, and GLPI common stock as well as investments held by the Logan Circle growth equities business for the three months ended March 31, 2014, as compared to the prior period;

•	a $0.1 million increase in net investment income due to net realized and unrealized gains on our equity securities managed by Logan Circle’s growth equities business; and

•	a $0.5 million decrease in net investment income due to our foreign currency hedges and foreign currency translation adjustments.

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of March 31, 2014:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	1,238	—	1,238	N/A
Fund III and Fund III Coinvestment	12,276	2,166	10,110	N/A
Fund IV and Fund IV Coinvestment	128,725	55,205	73,520	N/A
Fund V and Fund V Coinvestment (D)	178,061	49,289	128,772	N/A
Long Dated Value Funds	20,387	11,629	8,758	N/A
Real Assets Funds	19,858	5,726	14,132	N/A
Credit Opportunities Funds	88,393	46,216	42,184	(7)
Mortgage Opportunities Funds	246	—	246	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	18,397	12,639	5,758	N/A
WWTAI	5,653	5,140	513	N/A
Real Estate Opportunities Funds	5,858	5,215	643	N/A
MSR Opportunities Funds	570	561	9	N/A
Other Funds (combined)
GAGFAH (XETRA: GFJ)	9,717	112	9,605	N/A
Brookdale (NYSE: BKD)	43,260	8,136	35,124	N/A
Private investment #1	276,778	207,356	69,422	N/A
Private investment #2	106,278	38,611	67,667	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,217	78	2,139	N/A
Newcastle (NYSE: NCT)	4,874	289	4,585	N/A
New Residential (NYSE: NRZ)	6,710	413	6,297	N/A
New Media (NYSE: NEWM)	1,125	54	1,071	N/A
Other
Hedge fund sidepocket investments	97,119	53,557	46,185	(2,623)
Direct investments - GAGFAH	63,586	20,546	43,040	N/A
Direct investments - Other	73,576	27,328	48,142	(1,894)
Total	$1,164,902	$550,266	$619,160	$(4,524)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of March 31, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $35.4 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $19.9 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.4 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $184.6 million as of March 31, 2014, our available draws under our credit facility of $22.3 million as of March 31, 2014, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of March 31, 2014, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of New Media's assets to satisfy its obligations. Therefore, we do not believe New Media's liquidity, including cash requirements for working capital, debt obligations and capital expenditures, are material to our Class A shareholders.

Capital Commitments - Investment Manager

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

Our capital commitments to our funds with outstanding commitments as of March 31, 2014 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V (A)	6,143
Fund V Coinvestment (A)	2
FRID (GAGFAH)	812
FHIF (Holiday)	8,089
FECI (Florida East Coast / Flagler)	1,551
WWTAI	2,501
MSR Opportunities Fund I A	20
MSR Opportunities Fund I B	20
MSR Opportunities Fund II A	12,300
MSR Opportunities Fund II B	97
MSR Opportunities MA I	2,947
A&K Global Health	125
Fortress Equity Partners	38

Credit PE Funds
Credit Opportunities Fund	6,219
Credit Opportunities Fund II	3,513
Credit Opportunities Fund III	12,153
FCO Managed Accounts	40,429
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	96
Real Assets Fund	11,068
Japan Opportunity Fund	3,087
Japan Opportunity Fund II	12,304
Net Lease Fund I	166
Global Opportunities Fund	1,749
Life Settlements Fund	64
Life Settlements Fund MA	42
Real Estate Opportunities Fund	937
Real Estate Opportunities REOC Fund	98
Karols Development Co	7,760
Other	245
Total	$140,893

(A)	Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

	Investment Manager	Non-Investment Manager
April 1, 2014 to December 31, 2014	$18,594	$3,219
2015	21,982	3,738
2016	20,253	3,334
2017	3,044	3,230
2018	665	2,319
2019	51	430
Thereafter	—	1,475
Total	$64,589	$17,745

Debt Obligations

Investment Manager

As of March 31, 2014, our debt obligations consisted of our credit agreement, as described below.

In February 2013, we entered into a $150.0 million revolving credit facility with a $15.0 million letter of credit subfacility (the “Credit Agreement”). The Credit Agreement generally bears interest at an annual rate equal to LIBOR plus an applicable rate that fluctuates depending upon our credit rating, and a commitment fee on undrawn amounts that fluctuates depending upon our credit rating, as well as other customary fees.

Increases in the interest rate on our debt obligations under the Credit Agreement, whether through amendments, refinancings, increases in LIBOR, or a downgrade of our credit rating, may result in a direct reduction in our earnings and cash flow from operations and, therefore, impact our liquidity.

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	March 31, 2014
	March 31,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$125,000	$—	LIBOR + 2.50% (C)	Feb 2016	$22,332
Total	$125,000	$—

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

In April 2014, Fortress repaid $50.0 million, plus accrued interest, of debt outstanding under its revolving credit facility.

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $737.3 million to FIG Corp., pursuant to a demand note. As of March 31, 2014, the outstanding balance was approximately $633.9 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of March 31, 2014.

	March 31, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,736	(A)
Consolidated Leverage Ratio	≤	2.00	0.32	(B)
Consolidated Interest Coverage Ratio	≥	4.00	105.05	(B)

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

Twelve Months Ended March 31, 2014
Fortress Investment Group LLC net income	$189.1
Depreciation and amortization, interest expense and income taxes	64.0
Extraordinary or non-recurring gains and losses	(0.8)
Incentive Income Adjustment	7.4
Other Income Adjustment	(140.6)
Compensation expenses recorded in connection with the assignment of permanent capital vehicle options and Stock Based Compensation	43.2
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	231.9
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	0.6
Consolidated EBITDA	$394.8
Interest charges	$3.8

March 31, 2014
Outstanding debt	$125.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$127.7

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference herein.

Non-Investment Manager

As of March 31, 2014, New Media had an aggregate outstanding amount of $182.0 million, net of $0.9 million of original issue discount, in secured term and revolving loans and an additional $24.0 million in revolving loans were undrawn. The credit facilities of Local Media include a $32.8 million secured term loan secured by substantially all of the assets of Local Media and a revolving credit facility with $10.0 million of additional available funding, of which $6.0 million was undrawn. The Local Media credit facility matures in September 2018 and has a weighted average interest rate of 7.5%. The credit facilities of GateHouse include a $124.1 million secured term loan (consisting of first lien term loan A and B and a second lien term loan) secured by substantially all of the assets of GateHouse and a revolving credit facility with $40.0 million of additional available funding of which $18.0 million was undrawn. The GateHouse facilities mature between November 2018 through November 2019 and have a weighted average interest rate of 8.2%. As of March 31, 2014, GateHouse and Local Media were in compliance with all of the applicable covenants under the facilities. See Note 5 to our consolidated financial statements for more information.

The debt obligations of the Media Business are not cross collateralized with the debt obligations of Fortress. New Media's debt obligations have no impact on the Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.
Dividends / Distributions

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend is payable on May 16, 2014 to holders of record of our Class A shares on May 13, 2014. The aggregate amount of this dividend payment is approximately $16.3 million. In connection with this dividend, dividend equivalent payments of approximately $0.9 million will be paid to holders of restricted Class A share units.

On February 26, 2014, Fortress declared a fourth quarter dividend of $0.08 per Class A share. This dividend was payable on March 14, 2014 to holders of record of our Class A shares on March 11, 2014. The aggregate amount of this dividend was approximately $14.5 million. In connection with this dividend, dividend equivalent payments of approximately $0.9 million were paid to holders of restricted Class A share units.

During the three months ended March 31, 2014, Fortress Operating Group declared distributions of $29.7 million to the principals and one senior employee.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable. Fortress has no obligation to satisfy New Media's cash obligations and, similarly, does not have the right to make use of New Media's cash flows.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(98.5) million and $85.6 million during the three months ended March 31, 2014 and 2013, respectively.

Operating Activities — Comparative

Cash received for affiliate and non-affiliate management fees increased by $27.5 million from $159.4 million in 2013 to $186.9 million in 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2013 to 2014 (private equity funds increased by $1.0 billion, permanent capital vehicles decreased by $(0.5) billion, liquid hedge funds increased by $2.3 billion, credit hedge funds increased by $0.3 billion, credit PE funds decreased by $(0.1) billion, and Logan Circle increased by $4.7 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by approximately $35.4 million of management fees that were past due at March 31, 2014, as opposed to $39.2 million at March 31, 2013, as discussed in “— Liquidity and Capital Resources” above.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $30.4 million increase in cash incentive income received was mainly due to increased realizations within the credit PE funds in 2013.

Cash received as Distributions of Earnings from Equity Method Investments increased $7.4 million from 2013 as a result of realization events within certain funds.

Cash paid for compensation increased by $274.1 million from the three months ended March 31, 2013 to March 31, 2014. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2014 and 2013 primarily related to bonuses and profit sharing earned in 2013 and 2012, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash flow provided by (used in) operating activities for the Media Business was $3.0 million for the period from February 14, 2014 to March 31, 2014.

Investing Activities

Investment Manager:

Our net cash flow provided by (used in) investing activities was $207.4 million and $164.5 million during the three months ended March 31, 2014 and 2013, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(7.0) million and $(0.2) million during the three months ended March 31, 2014 and 2013, respectively, (ii) distributions of capital from equity method investees of $231.2 million and $167.1 million during these periods, respectively, (iii) the purchase of $15.0 million of software and technology related assets during the three months ended March 31, 2014, and (iv) purchases of fixed assets of $(1.8) million and $(2.3) million during these periods, respectively.

Non-Investment Manager:

Net cash provided by (used in) investing activities for the Media Business was $15.5 million for the period from February 14, 2014 to March 31, 2014. This activity primarily included $23.8 million of cash on hand on the consolidation date which was partially offset by $8.0 million, net of cash acquired, for an acquisition.

Financing Activities

Investment Manager:

Our net cash flow provided by (used in) financing activities was $(285.7) million and $(108.4) million during the three months ended March 31, 2014 and 2013, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(20.0) million and $(36.4) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(13.6) million and $(16.4) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $1.2 million and $0.3 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(15.4) million and $(13.9) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) our purchase of 60,568,275 Class A shares from Nomura for an aggregate purchase price of $363.4 million (or $6.00 per share) paid in cash, and (vii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals.

Non-Investment Manager:

Net cash provided by (used in) financing activities for the Media Business was $3.4 million for the period from February 14, 2014 to March 31, 2014, due to net borrowing and debt repayment, including payments for debt issuance costs.

Critical Accounting Policies

General

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

As of March 31, 2014, the investment vehicles in which Fortress held an interest were comprised of 51 VIEs and 129 non-VIEs. For a more detailed discussion about our VIEs and other unconsolidated entities, please see Note 4 to Part I, Item I, "Financial Statements - Investments and Fair Value."

Investment Manager

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

For further information on amounts paid and payable in the future under our profit sharing arrangements, please see Note 3 to Part I, Item 1, “Financial Statements — Management Agreements and Fortress Funds.”

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

In addition, our investments in the permanent capital vehicles, including options, are held at fair value. The significant assumptions used in valuing the options include volatility, which is subject to significant judgment and estimation. We base this assumption on historical experience, current expectations, the market environment, and other factors.

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

Real estate is usually valued based on sales of comparable property and/or the discontinued cash flow method. The value of real estate which is net leased is also influenced by the credit quality of major tenants, as their ability to make lease payments is relevant to the value of the property under lease.

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of March 31, 2014. As of March 31, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)					Total
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Investment Company
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	14%	5%	78%	82%	4%	4%	14%
2. Other observable market parameters	25%	20%	19%	18%	8%	9%	17%
3. Significant unobservable market parameters (A)	61%	75%	3%	—%	88%	87%	69%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 99% and 55% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of March 31, 2014, $9.8 billion of investments in our private equity funds, $1.0 billion of investments in our liquid hedge funds, $8.0 billion of investments in our credit hedge funds, and $8.0 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the three months ended March 31, 2014, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$3.2 million or ($3.2 million) (A)	$1.0 million or ($1.0 million)	$14.6 million ($14.6 million)	$0.1 million or ($0.7 million) (A)

Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)

Earnings from equity method investees	$56.2 million or ($56.2 million)	$8.9 million or ($8.9 million)	$8.8 million or ($8.8 million)	$13.2 million or ($13.2 million)

Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio investment of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of March 31, 2014, $3.1 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming March 31, 2014 is the current reset date.

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

2010	$77.6
2011	$53.5
2012	$80.9
2013: Estimated	$77.7
2014: Estimated	$87.3

2015 - 2022: Average Required	$84.1

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

For further information on our effective tax rate, and the tax receivable agreement, see Note 6 to our financial statements in Part I, Item 1, “Financial Statements — Income Taxes and Tax Related Payments.” Our effective tax rate for GAAP reporting purposes may be subject to significant variation from period to period. In addition, legislation has been introduced in the United States, which, if enacted in its current or similar form, could cause us to incur a material increase in our tax liability. See Part II, Item 1A, “Risk Factors — Risks Related to Taxation — Several items of tax legislation are currently being considered which, if enacted, could materially affect us, including by preventing us from continuing to qualify as a partnership for U.S. federal income tax purposes. Our structure also is subject to potential judicial or administrative change and differing interpretations, possibly on a retroactive basis.”

Equity-Based Compensation

We currently have several categories of equity-based compensation which are described in Note 8 to Part I, Item 1, “Financial Statements — Equity-Based and Other Compensation.” The aggregate fair value of each of the RSU grants that are subject to service conditions is reduced by an estimated forfeiture factor (that is, the estimated amount of awards which will be forfeited prior to vesting). The estimated forfeiture factor is based upon historic turnover rates within our company adjusted for the expected effects of the grants on turnover, if any, and other factors in the judgment of management. The estimated forfeiture factor is updated at each reporting date.

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

Non-Investment Manager

Purchase Accounting

The media assets and liabilities were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets and liabilities, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets and liabilities based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

Goodwill and Intangible Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis. We perform our impairment at the reporting level. The fair value of the applicable reporting unit is compared to its carrying value. Estimating the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value. The sum of the fair values of the reporting units are reconciled to our current market capitalization (based upon the stock market price) plus an estimated control premium.

We assess the recoverability of our definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. The assessment of recoverability is based on comparing management's estimates of the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

Revenue Recognition

Advertising revenue is recognized upon publication of the advertisement. Circulation revenue from subscribers is billed to customers at the beginning of the subscription period and is recognized on a straight-line basis over the term of the related subscription. Circulation revenue from single copy sales is recognized at the time of sale. Revenue for commercial printing is recognized upon delivery. Directory revenue is recognized on a straight-line basis over the period in which the corresponding directory is distributed.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to affect taxable income. The assessment of the realizability of deferred tax assets involves a high degree of judgment and complexity. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. When management determines that it is more likely than not that we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would be made and reflected either in income of as an adjustment to goodwill. This determination will be made by considering various factors, including our expected future results, that in our judgment will make it more likely than not that these deferred tax assets will be realized.

The financial statements reflect expected future tax consequences of uncertain tax positions that New Media has taken or expects to take on its tax returns presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values.

Recent Accounting Pronouncements

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

See Note 10 to Part I, Item 1 “Financial Statements” for a discussion of our commitments and contingencies.

Contractual Obligations

Investment Manager

As of March 31, 2014, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations increased from $598.8 million as of December 31, 2013 to $742.2 million as of March 31, 2014.

Our operating lease agreement obligations decreased from $70.9 million as of December 31, 2013 to $64.6 million as of March 31, 2014.

Our debt obligations payable increased from $1.4 million as of December 31, 2013 to $131.6 million as of March 31, 2014, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, was $83.4 million as of March 31, 2014 and December 31, 2013.

Our estimated liability under the tax receivable agreement increased from $241.0 million at December 31, 2013 to $280.1 million as of March 31, 2014.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $160.5 million as of December 31, 2013 to $140.9 million as of March 31, 2014.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material.

Non-Investment Manager

The following table reflects a summary of New Media's contractual cash obligations, including estimated interest payments where applicable, as of March 31, 2014:

	April - December 2014	2015 - 2016	2017 - 2018	Thereafter	Total
Debt obligations	$14,501	$45,933	$146,228	$56,777	$263,439
Noncompete payments	—	450	400	—	850
Operating lease obligations	3,219	7,072	5,549	1,905	17,745
Letters of credit	5,182	—	—	—	5,182
Total	$22,902	$53,455	$152,177	$58,682	$287,216

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. New Media estimates cash requirements for these obligations for April 1 to December 31, 2014 total approximately $1.4 million.

New Media's contractual obligations have no impact on Fortress's cash flows or ability to meet its contractual obligations described under Investment Manager above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Manager

Our predominant exposure to market risk is related to our role as investment manager for the Fortress Funds and the sensitivities to movements in the fair value of their investments on management fee and incentive income revenue and investment income (loss).

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of March 31, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

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

Each segment has an institutional risk management process and related infrastructure to address these risks. The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of March 31, 2014 (in thousands):

Assets
Investments	$1,249,685
Investments in options	$99,558

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of March 31, 2014, approximately 44% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

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

•
For permanent capital vehicles, management fees are not calculated based on NAV but instead a fee is charged based on the vehicles’ contributed capital (or on revenues, for senior living property management).

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at March 31, 2014 would increase or decrease future incentive income by $219.3 million or $186.5 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

•
Incentive income from the permanent capital vehicles is generally not impacted by changes in the fair values of their investments, except to the extent they represent impairment, since these changes generally do not impact the measure of current operating results (i.e. FFO in excess of specified returns to the company’s shareholders) upon which the incentive income is calculated. The definition of FFO excludes unrealized changes in the values of the permanent capital vehicles’ investments (primarily real estate, loans, securities and other financial instruments), except for certain items (for example, the unrealized gain or loss on excess mortgage servicing rights or non-hedge derivatives).

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on March 31, 2014 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

Fortress Funds’ Market Risk Impact on GAAP Investment Income

Our investments in the Fortress Funds, other than the permanent capital vehicles, are accounted for under the equity method. To the extent they are investment companies, our investments are directly affected by the impact of changes in market risk factors on the investments held by such funds, which could vary significantly from fund to fund.

Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at March 31, 2014 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$7.5	$ N/A	(E)	$78.4	$7.5	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	14.5	N/A	(H)	15.4	14.5	71.3		5.7
Credit
Hedge Funds	11.2	N/A	(H)	6.0	11.2	87.6		3.3
PE Funds	0.1	N/A	(E)	15.5	0.1	N/A	(E)	N/A
Total	$33.3	$—		$115.3	$33.3	$158.9		$9.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(7.8)	$ N/A	(E)	$(78.4)	$(7.8)	$ N/A	(E) (F)	$ N/A	(F)
Permanent Capital Vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(14.5)	N/A	(H)	(15.4)	(14.5)	$(0.1)		$(5.7)
Credit
Hedge Funds	(11.2)	N/A	(H)	(6.0)	(11.2)	(30.4)		(3.3)
PE Funds	(0.9)	N/A	(E)	(15.5)	(0.9)	N/A	(E) (F)	N/A	(F)
Total	$(34.4)	$—		$(115.3)	$(34.4)	$(30.5)		$(9.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $4.6 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
The changes presented do not include any effect related to our direct investment in GAGFAH, Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $6.5 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of March 31, 2014, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	28%
Financial Services and Assets	32%
Senior Living	23%
Real Estate	11%
Other	6%
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

(G)
Our investments in the permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the permanent capital vehicles and options granted to us by the permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $26.2 million or decrease unrealized gains by $25.3 million. Compensation and benefits expense would increase by $4.8 million or decrease by $4.5 million. Furthermore, the permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

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

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of March 31, 2014, we estimate that interest expense relating to variable rate debt obligations payable would increase $1.3 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, GAGFAH, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of March 31, 2014, we had a $3.4 million investment in Eurocastle and a $63.6 million investment in GAGFAH, which are accounted for at fair value. We also had $16.1 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on March 31, 2014, we estimate the gains and losses for the three months ended March 31, 2014 on these investments would have an increase of approximately $8.4 million or a decrease of approximately $8.4 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of approximately $12.1 million or a decrease of approximately $14.8 million in our gains and losses. In addition, we held $16.5 million of foreign-denominated cash as of March 31, 2014.

Non-Investment Manager

Interest Rate Risk

New Media's debt structure has multiple tranches with variable rates plus a fixed margin. New Media has $110.9 million of debt, or 60.6% of its total debt outstanding, with minimum variable rates ranging from 0.75% to 1.00%. The fixed margin on New Media's debt ranges from 3.25% to 11.0% with a weighted average fixed margin of 7.45%. New Media currently hedges $6.3 million of debt with an interest rate swap, whereby it swaps LIBOR for a 1.5% fixed rate. New Media's primary exposure is to LIBOR. A 100 basis point change in LIBOR would change New Media's interest expense on an annualized basis by approximately $1.0 million, based on average floating rate debt outstanding for the period from February 14, 2014 to March 31, 2014 and after consideration of minimum variable rates and the interest rate swap.

Commodities

Certain materials New Media uses are subject to commodity price changes. New Media manages this risk through instruments such as purchase orders, membership in a buying consortium, fixed pricing agreements for certain newsprint purchases and continuing programs to mitigate the impact of cost increases through identification of sourcing and operating efficiencies. Primary commodity price exposures are newsprint, energy costs and, to a lesser extent, ink.

A $10 per metric ton newsprint price change would result in a corresponding annualized change in New Media's operating costs of $0.5 million based on newsprint usage for the period from February 14, 2014 to March 31, 2014 of approximately 6,900 metric tons. As of March 31, 2014, 95% of New Media's newsprint is fixed through a pricing agreement, therefore only 5% of the usage would be impacted by a price increase.

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

Changes in Internal Control Over Financial Reporting

Except for the change noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently engaged in refining the internal controls and processes relating to the consolidation of New Media on February 14, 2014 with the Company’s internal controls and processes. The results of New Media since the date of consolidation are included in the Company's consolidated financial statements as of and for the three months ended March 31, 2014 and constituted approximately 23% of total assets as of March 31, 2014, and approximately 24% of total revenue for the three months then ended. Although New Media's operating results impact net income, it does not have a material impact on the net income attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of March 31, 2014, Fortress owned approximately 0.25% of New Media's outstanding common stock. Internal control over financial reporting of the New Media business will be excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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

The loss of Mr. Novogratz or his inability to perform his services for 90 days could result in substantial withdrawal requests from investors in our Fortress Macro Funds. The loss of the chief investment officer of the Fortress Asia Macro Funds, Adam Levinson, also could result in withdrawal requests. Over the course of 2014, the Fortress Asia Macro Funds together with Mr. Levinson will transition into an autonomous business with Fortress as a non-control partner, which will reduce our overall economics from these funds and could result in withdrawal requests. Mr. Levinson also is expected to continue to invest for Fortress managed funds. Substantial withdrawals would have a material adverse effect on the Fortress Macro Funds, Fortress Asia Macro Funds, related managed accounts, and us by reducing our management fees from those funds. Further, such withdrawals could possibly lead to the liquidation of the funds and a corresponding elimination of our management fees and potential to earn incentive income from those funds. The loss of Mr. Novogratz could, therefore, ultimately result in a loss of a material portion of our earnings attributable to our liquid hedge fund business segment. In addition, the departure of Mr. Levinson from the new affiliated manager platform could ultimately result in the loss of our earnings attributable to this new platform.

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

We could be sued by many different parties, including, but not limited to, our fund investors, creditors of our funds, shareholders of the companies in which our funds have investments, our shareholders, our employees, regulators, and residents of senior living facilities that we manage. We have been a defendant in many lawsuits filed by various parties in recent years. In addition, we may participate in transactions that involve litigation (including the enforcement of property rights) from time to time, and such transactions may expose us to increased risk from countersuits. Any of these parties could bring an array of claims not just against us but also against our funds and their portfolio companies, permanent capital vehicles or other investments and our new affiliated manager platform based on a variety of allegations relating to, among other things, conflicts of interest, improper related party transactions, breaches of financing or other agreements, violations of any of a multitude of laws applicable to us, non-compliance with organizational documents, misconduct by employees and improper influence over the companies in which our funds or accounts have investments. It is likely that we would be brought into any lawsuit that involves a fund-related issue and we may be brought into lawsuits involving our new affiliated manager platform. We also face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount, particularly since our workforce consists of many very highly paid investment professionals. Such claims are more likely to occur when individual employees experience significant volatility in their year-to-year compensation due to trading performance or other issues, and in situations where previously highly compensated employees are terminated for performance or efficiency reasons, as has occurred recently. The cost of settling such claims could adversely affect our results of operations.

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

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under Dodd-Frank will require or how significantly they will affect us. For instance, in October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. It is likely that Dodd-Frank will, among other things, increase our costs of operating as a public company and impose restrictions on our business. For example, Dodd-Frank could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. Dodd-Frank imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, which will give rise to new administrative and transactional costs. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. In addition, due to recently adopted regulations, certain of our affiliates have registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange

Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

In December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards will require banks to hold more capital, predominately in the form of common equity, than under the current capital framework. Recently, U.S. federal banking agencies have issued rule proposals and final rules to comprehensively revise the regulatory capital framework for the U.S. banking sector, which implements many aspects of Basel III as well as changes required by Dodd-Frank. Compliance with the new standards may result in significant costs to banks, which in turn may result in higher borrowing costs for the private sector, including our funds and portfolio companies, and reduced access to certain types of credit.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ERISA”). We and our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). The variable interest entity that we consolidate, New Media, is also a public company subject to stock exchange regulations and Sarbanes-Oxley. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings Inc. is in the consumer finance industry and Nationstar Mortgage Holdings Inc. is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

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

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe. European regulators have approved legislation (the Alternative Investment Fund Managers Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although the implementation of the rules will be staggered over the next five years. AIFMD could impose additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds' investment activities, the management of our permanent capital vehicles and our other activities, such as our management of senior living facilities. Certain of our funds and permanent capital vehicles, which may have different fee structures, have overlapping investment objectives, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among these vehicles. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest if it results in our having to restrict the ability of other funds to take any action. In addition, perceived conflicts of interest regarding investment decisions for funds in which our principals, who have and may continue to make significant personal investments in a variety of Fortress Funds, are personally invested may also arise, particularly with respect to funds in which they have made significant investments. Similarly, conflicts of interest may exist or develop regarding decisions about the allocation of specific investment opportunities between Fortress and the Fortress Funds, in situations where multiple funds are making investments in one portfolio company at the same or different levels of the investee's capital structure or in situations where one portfolio company engages another portfolio company to provide goods or services. Moreover, because certain of our operating entities are held, in part, by FIG Corp., which is subject to U.S. federal corporate income tax, conflicts of interest may exist regarding decisions about which of Fortress's holdings should be held by these taxable entities and which by entities not subject to U.S. federal corporate income tax. We have, from time to time, made advances or loans to, or acquired preferred equity interests in, several of our investment funds or other investment vehicles. In addition, our principals have sometimes extended similar capital to our funds, or made equity investments in portfolio companies, in their individual capacities. The existence and the repayment of such obligations by the funds to us and our principals, or the existence of personal investments by our principals in our portfolio companies, creates the potential for claims of conflicts of interest by our fund and portfolio company investors.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of March 31, 2014 and 2013, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate New Media and may be required to consolidate other entities that we manage, and therefore document and test effective controls over financial reporting of any of these entities that we consolidate in accordance with Section 404. The consolidation of New Media has resulted in a change to our internal control over financial reporting which has materially affected our internal control over financial reporting. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

In addition, generally, there are few limitations on the execution of our funds' investment strategies, which are, in some cases, subject to the sole discretion of the management company or the general partner of such funds. The execution of a particular fund's strategy - for example, a strategy involving the enforcement of intellectual property rights through litigation, or a strategy of purchasing pools of tax liens on residential properties or pools of life settlements - may negatively impact one or more other Fortress funds whether due to reputational or other concerns. We have historically been subjected to intermittent protests by groups affiliated with an animal rights movement related to a particular investment. Although no Fortress Fund continues to hold the investment targeted by such protesters, the protest activity may nevertheless have a negative effect on our reputation.

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

A failure by us to comply with the covenants in our credit agreement could result in an event of default under the agreement, which would give the lenders under the agreement the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which would consist of substantially all our assets. If the debt under our credit agreement were accelerated, we might not have sufficient cash on hand or be able to sell sufficient collateral to repay this debt, which could have an immediate material adverse effect on our business, results of operations and financial condition. For more detail regarding our current credit agreement and the status of our compliance with the related covenants, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Obligations,” and “-Covenants.”

In addition, our revolving credit facility matures in February 2016.  The terms of any new revolving credit facility or other replacement financing may be less favorable to us than the terms of our existing credit agreement.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

Under our current credit agreement, as of March 31, 2014, we have a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of March 31, 2014, $22.3 million was available to be drawn, we had $125.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. In April 2014, we repaid $50.0 million of borrowings, plus accrued interest, under our revolving credit facility. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

The results of the variable interest entity that we consolidate, which will be affected by its business and the industry in which it operates, may have a material adverse effect on our results of operations.

We may be required to consolidate certain variable interest entities that we manage though they are majority-owned by third parties. New Media was spun off by Newcastle to its stockholders and immediately after the spin-off, New Media became a publicly traded company independent from Newcastle. Fortress consolidated New Media beginning February 14, 2014 and, therefore, New Media's income impacts our net income, but does not have a material impact on our net income attributable to Class A shareholders, Class A earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media are attributable to non-controlling interests. New Media's assets and liabilities are also recorded on our balance sheet, including $182.0 million of debt outstanding under New Media's credit facilities as of March 31, 2014. New Media is focused on investing in a diversified portfolio of local media assets and also has an online advertising and digital marketing business. Risks related to New Media's business and industry, including general economic conditions, the economies and demographics of the local communities it serves and their indebtedness, may have a material adverse impact on New Media's results, which in turn could impact our results, primarily net income.

In addition, as of March 31, 2014, we recorded $165.9 million in goodwill and intangible assets with indefinite lives in connection with the consolidation of New Media. Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that impairment could exist, including potentially an economic downturn in their market, a change in the assessment of future operations or a decline in New Media's stock price. An annual impairment assessment is performed on each of New Media's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, an impairment charge calculated as the excess of the carrying value of goodwill over its impaired value is recorded.

In addition, as a public company, New Media will be required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. To the extent that any material weakness or significant deficiency exists in New Media's internal control over financial reporting, it may adversely affect our ability to provide timely and reliable information necessary for the conduct of our business and satisfaction of our obligations under federal securities laws. See "Failure to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley Act could have a material adverse effect on our business and stock price."

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of March 31, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $35.4 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $19.9 million, excluding $6.4 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.2 billion and $0.1 billion during the three months ended March 31, 2014 and 2013, respectively, and our credit hedge funds did not receive any return of capital requests from fee-paying investors during the periods ended March 31, 2014 and 2013, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of March 31, 2014, the cumulative clawback obligation to investors in these funds would be approximately $55.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $0.2 billion and $0.1 billion during the three months ended March 31, 2014 and 2013, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds did not receive any return of capital requests from fee-paying investors during the periods ended March 31, 2014 and 2013, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund's NAV do not necessarily reflect the prices that would actually be obtained by us on behalf of the fund when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs would result in losses for the applicable fund, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund NAVs could cause investors to lose confidence in us, which would, in turn, result in redemptions from our hedge funds or difficulties in raising additional private equity funds and credit PE funds. The SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against private equity fund advisers for misleading investors about valuation.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of March 31, 2014, we had 454,476,958 outstanding Class A shares on a fully diluted basis, including 88,805,913 resulting from vested equity compensation granted pursuant to our equity incentive plan, 23,798,160 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 974,306 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 68,015,469 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x)

the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2014, 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 8,174,614, zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of March 31, 2014, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of six Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

Our principals are parties to shareholders agreements with us. The principals have the ability to cause us to register the Class A shares they acquire upon exchange for their Fortress Operating Group units and we have filed a shelf registration statement for that purpose. On March 18, 2014, we closed an offering of 23,202,859 Class A Shares pursuant to the registration statement, the proceeds of which were used to purchase from the principals an equivalent number of Fortress Operating Group units and Class B shares, and 5,077,141 Class A shares offered by the principals, certain officers and senior employees.

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

4.3	Amendment No. 1 to Shareholders Agreement.

4.4
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

10.9
First Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.9).

10.10
Second Amendment to the Amended Restated Agreement of Limited Partnership of Fortress Operating Entity I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.10).

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

10.13
Second Amendment to the Amended Restated Agreement of Limited Partnership of FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.13).

10.14
Third Amendment to the Amended Restated Agreement of Limited Partnership of the FOE II (New) LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.14).

10.15	Amended and Restated Limited Partnership Agreement of Principal Holdings I LP (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.20).

10.16
First Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.16).

10.17
Second Amendment to the Amended and Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.17).

10.18
Third Amendment to the Amended Restated Agreement of Limited Partnership of Principal Holdings I LP (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.18).

10.19
Amended and Restated Exchange Agreement among FIG Corp., FIG Asset Co. LLC, Peter Briger, Wesley Edens, Randal Nardone, Robert Kauffman, Michael Novogratz, Adam Levinson, Fortress Operating Entity I LP, and Principal Holdings I LP (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2011 (File No. 001-33294), Exhibit 10.17).

10.20	Joinder to Amended and Restated Exchange Agreement.

10.21	Employment Agreement by and between Daniel Bass and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-138514), Exhibit 10.24).

10.22
Employment Agreement by and between David Brooks and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 (File No. 001-33294), Exhibit 10.25).

10.23
Amended and Restated Fortress Investment Group LLC 2007 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.4).

10.24
Separation Agreement and General Release dated January 24, 2012, by and between Daniel H. Mudd and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (File No. 001-33294), Exhibit 10.14).

10.25
Form of Indemnification Agreement, by and between Fortress Investment Group LLC and the executive officers and directors of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 10, 2009 (File No. 001-33294), Exhibit 10.6).

10.26
Principal Compensation Plan, effective as of January 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.17).

10.27
Employment, Non-Competition and Non-Solicitation Agreement of Peter L. Briger, Jr., dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.18).

10.28
Employment, Non-Competition and Non-Solicitation Agreement of Wesley R. Edens, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.19).

10.29
Employment, Non-Competition and Non-Solicitation Agreement of Robert I. Kauffman, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.20).

10.30
Employment, Non-Competition and Non-Solicitation Agreement of Randal A. Nardone, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.21).

10.31
Employment, Non-Competition and Non-Solicitation Agreement of Michael E. Novogratz, dated August 4, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 4, 2011 (File No. 001-33294), Exhibit 10.22).

10.32
Separation Agreement and Release Agreement dated December 21, 2012, by and between Robert I. Kauffman and FIG LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.25).

10.33
Purchase Agreement dated December 21, 2012, by and among Fortress Operating Group Entity I LP, FOE II (New) LP, Principal Holdings I LP, Robert I. Kauffman and Aldel LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013 (File No. 001-33294), Exhibit 10.26).

10.34
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

10.35
First Amendment to Credit Agreement, Consent and Waiver, dated as January 29, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014 (File No. 001-33294), Exhibit 10.34).

10.36
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

May 1, 2014

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

May 1, 2014

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

May 1, 2014