Form 10-Q
period 2014-06-30
Fortress Investment Group LLC
filed 2014-07-31
CIK 1380393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
Class A Shares: 207,799,156 outstanding as of July 25, 2014.
Class B Shares: 226,331,513 outstanding as of July 25, 2014.

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

(i)
the capital commitments or invested capital (or net asset value, "NAV," if lower) of our private equity funds and credit PE funds, depending on which measure management fees are being calculated upon at a given point in time, which in     connection with private equity funds raised after March 2006 includes the mark-to-market value of public securities held within the funds,

(ii)	the contributed capital of our publicly traded permanent capital vehicles,

(iii)
the NAV of our hedge funds, including the Value Recovery Funds and certain advisory engagements which pay fees based on realizations (and on certain managed assets and, in some cases, a fixed fee); and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Investment Manager
Cash and cash equivalents	$242,612	$364,583
Due from affiliates	156,965	407,124
Investments	1,119,324	1,253,266
Investments in options	98,583	104,338
Deferred tax asset, net	383,002	354,526
Other assets	169,716	190,595
Investment Company - consolidated VIE
Cash and cash equivalents	11,878	—
Receivables from brokers and counterparties	41,302	—
Investments, at fair value	70,015	—
Other assets	180	—
	2,293,577	2,674,432
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	31,347	—
Fixed assets, net	258,498	—
Goodwill	119,502	—
Intangible assets, net	144,475	—
Other assets, net	107,998	—
	661,820	—
Total Assets	$2,955,397	$2,674,432

Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$199,393	$417,309
Due to affiliates	351,375	344,832
Deferred incentive income	256,842	247,556
Debt obligations payable	75,000	—
Other liabilities	84,384	49,830
Investment Company - consolidated VIE
Due to brokers and counterparties	7,305	—
Securities sold not yet purchased, at fair value	28,103	—
Other liabilities	800	—
	1,003,202	1,059,527
Non-Investment Manager - consolidated VIE
Deferred revenue	31,866	—
Debt obligations payable	192,398	—
Accrued expenses and other liabilities	60,368	—
	284,632	—
Total Liabilities	1,287,834	1,059,527

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2014 (Unaudited)	December 31, 2013
Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIE	36,929	—

Equity
Class A shares, no par value, 1,000,000,000 shares authorized, 207,799,156
and 240,741,920 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Class B shares, no par value, 750,000,000 shares authorized, 226,331,513
and 249,534,372 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Paid-in capital	2,055,456	2,112,720
Retained earnings (accumulated deficit)	(1,416,932)	(1,286,131)
Accumulated other comprehensive income (loss)	(2,068)	(1,522)
Total Fortress shareholders’ equity	636,456	825,067
Principals’ and others’ interests in equity of consolidated subsidiaries	618,429	789,838
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	375,749	—
Total Equity	1,630,634	1,614,905
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$2,955,397	$2,674,432

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Investment Manager
Management fees: affiliates	$134,581	$123,762	$263,526	$267,364
Management fees: non-affiliates	17,716	15,355	35,338	30,170
Incentive income: affiliates	60,442	30,885	94,693	62,242
Incentive income: non-affiliates	44	1,434	687	2,863
Expense reimbursements: affiliates	51,662	49,341	102,848	100,007
Expense reimbursements: non-affiliates	2,614	1,477	5,062	2,848
Other revenues (affiliate portion disclosed in Note 7)	1,773	820	3,023	1,935
Investment Company - consolidated VIE
Interest and dividend income	48	—	48	—
	268,880	223,074	505,225	467,429

Non-Investment Manager - consolidated VIE
Advertising	95,837	—	139,673	—
Circulation	46,102	—	68,246	—
Commercial printing and other	16,494	—	24,335	—
	158,433	—	232,254	—
Total Revenues	427,313	223,074	737,479	467,429

Expenses
Investment Manager
Compensation and benefits	168,114	212,055	356,633	393,134
General, administrative and other	41,968	32,657	79,791	66,655
Depreciation and amortization	5,037	3,354	9,338	6,593
Interest expense	947	1,783	1,638	4,078
Investment Company - consolidated VIE
Other	219	—	219	—
	216,285	249,849	447,619	470,460

Non-Investment Manager - consolidated VIE
Operating costs	87,960	—	131,533	—
General, administrative and other	51,409	—	76,525	—
Depreciation and amortization	10,134	—	15,347	—
Interest expense	4,160	—	6,294	—
Loss on extinguishment of debt	9,047	—	9,047	—
	162,710	—	238,746	—
Total Expenses	378,995	249,849	686,365	470,460

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	4,368	(3,200)	(6,876)	38,075
Tax receivable agreement liability adjustment	—	—	—	(7,739)
Earnings (losses) from equity method investees	22,448	28,705	42,822	65,007
Investment Company - consolidated VIE
Gains (losses)	564	—	564	—
Total Other Income (Loss)	27,380	25,505	36,510	95,343

Income (Loss) Before Income Taxes	75,698	(1,270)	87,624	92,312
Income tax benefit (expense) - Investment Manager	(7,916)	(1,166)	(13,910)	(27,442)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	1,173	—	1,412	—
Total Income Tax Benefit (Expense)	(6,743)	(1,166)	(12,498)	(27,442)
Net Income (Loss)	$68,955	$(2,436)	$75,126	$64,870
Allocation of Net Income (Loss):
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	42,135	(360)	48,104	52,617
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	157	—	157	—
Non-controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	(4,557)	—	(7,291)	—
Net Income (Loss) Attributable to Class A Shareholders	31,220	(2,076)	34,156	12,253
	$68,955	$(2,436)	$75,126	$64,870
Dividends declared per Class A share	$0.08	$0.06	$0.16	$0.12

Earnings (Loss) Per Class A share
Net income (loss) per Class A share, basic	$0.15	$(0.01)	$0.16	$0.05
Net income (loss) per Class A share, diluted	$0.12	$(0.01)	$0.14	$0.04
Weighted average number of Class A shares outstanding, basic	207,783,751	237,426,903	212,328,315	232,385,013
Weighted average number of Class A shares outstanding, diluted	444,566,847	237,426,903	459,673,136	498,277,165

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss) (net of tax)
Net income (loss)	$68,955	$(2,436)	$75,126	$64,870
Investment Manager
Foreign currency translation	(570)	1,040	(1,602)	(1,816)
Comprehensive income (loss) from equity method investees	—	(89)	—	4,136
Total comprehensive income (loss)	$68,385	$(1,485)	$73,524	$67,190
Allocation of Comprehensive Income (Loss):
Comprehensive income (loss) attributable to principals’ and others’ interests	41,774	236	47,084	54,070
Comprehensive income (loss) attributable to redeemable non-controlling interests of Investment Company - consolidated VIE	157	—	157	—
Comprehensive income (loss) attributable to non-controlling interests of Non- Investment Manager - consolidated VIE	(4,557)	—	(7,291)	—
Comprehensive income (loss) attributable to Class A shareholders	31,011	(1,721)	33,574	13,120
	$68,385	$(1,485)	$73,524	$67,190

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(dollars in thousands)

	Class A Shares	Class B Shares	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Fortress Shareholders’ Equity	Principals’ and Others’ Interests in Equity of Consolidated Subsidiaries	Non-controlling Interests in Equity of Non-Investment Manager	Total Equity
Equity - December 31, 2013	240,741,920	249,534,372	$2,112,720	$(1,286,131)	$(1,522)	$825,067	$789,838	$—	$1,614,905
Contributions from principals’ and others’ interests in equity	—	—	—	—	—	—	37,141	—	37,141
Distributions to principals’ and others’ interests in equity (net of tax)	—	—	—	—	—	—	(84,120)	—	(84,120)
Consolidation of New Media	—	—	—	—	—	—	—	383,040	383,040
Dividends declared	—	—	(31,100)	—	—	(31,100)	—	—	(31,100)
Dividend equivalents accrued in connection with equity-based compensation (net of tax)	—	—	(424)	—	—	(424)	(776)	—	(1,200)
Net deferred tax effects resulting from acquisition and exchange of Fortress Operating Group units	—	—	4,241	—	—	4,241	91	—	4,332
Director restricted share grant	89,390	—	312	—	—	312	348	—	660
Capital increase related to equity-based compensation, net	4,333,262	—	12,613	—	—	12,613	14,406	—	27,019
Dilution impact of equity transactions (Note 7)	—	—	(42,906)	—	36	(42,870)	42,870	—	—
Public offering of Class A shares	23,202,859	—	186,551	—	—	186,551	—	—	186,551
Repurchase of Class A shares (Note 9)	(60,568,275)	—	—	(164,957)	—	(164,957)	(228,453)	—	(393,410)
Repurchase of Class B shares (Note 9)	—	(23,202,859)	(186,551)	—	—	(186,551)	—	—	(186,551)
Comprehensive income (loss) (net of tax)
Net income (loss) (excludes $157 allocated to redeemable non-controlling interests)	—	—	—	34,156	—	34,156	48,104	(7,291)	74,969
Foreign currency translation	—	—	—	—	(582)	(582)	(1,020)	—	(1,602)
Comprehensive income (loss) from equity method investees	—	—	—	—	—	—	—	—	—
Total comprehensive income (loss)						33,574	47,084	(7,291)	73,367
Equity - June 30, 2014	207,799,156	226,331,513	$2,055,456	$(1,416,932)	$(2,068)	$636,456	$618,429	$375,749	$1,630,634

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$75,126	$64,870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	9,338	6,593
Other amortization and accretion (included in interest expense)	390	483
(Earnings) losses from equity method investees	(42,822)	(65,007)
Distributions of earnings from equity method investees	51,204	39,526
(Gains) losses	6,876	(38,075)
Deferred incentive income	(53,362)	(34,379)
Deferred tax (benefit) expense	12,756	45,154
Options received from affiliates	(1,604)	(36,470)
Tax receivable agreement liability adjustment	—	7,739
Equity-based compensation	18,334	19,975
Options in affiliates granted to employees	2,566	8,217
Other	(764)	335
Investment Company - consolidated VIE
(Gains) losses	(564)	—
Non-Investment Manager - consolidated VIE
Depreciation and amortization	15,347	—
Loss on extinguishment of debt	5,949	—
Amortization of deferred financing costs (included in interest expense)	563	—
Other	437	—
Cash flows due to changes in
Investment Manager
Due from affiliates	3,635	(43,051)
Other assets	33,173	2,844
Accrued compensation and benefits	(185,547)	120,151
Due to affiliates	(30,248)	1,990
Deferred incentive income	59,128	89,715
Other liabilities	4,025	1,459
Investment Company - consolidated VIE
Purchases of investments and payments to cover securities sold not yet purchased	(144,313)	—
Proceeds from sale of investments and securities sold not yet purchased	126,240	—
Receivables from brokers and counterparties	(41,302)	—
Other assets	(2,686)	—
Due to brokers and counterparties	7,305	—
Other liabilities	550	—
Non-Investment Manager - consolidated VIE
Other assets	(3,200)	—
Deferred revenue	(202)	—
Accrued expenses and other liabilities	(7,387)	—
Net cash provided by (used in) operating activities	(81,059)	192,069

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(6,012)	(18,763)
Distributions of capital from equity method investees	321,085	236,173
Purchase of equity securities	(7,217)	(16,936)
Proceeds from sale of equity securities	74,922	—
Purchase of fixed assets	(4,176)	(5,032)
Purchase of software and technology-related assets	(25,976)	—
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	23,845	—
Purchase of fixed assets	(1,171)	—
Acquisitions, net of cash acquired	(8,026)	—
Other	181	—
Net cash provided by (used in) investing activities	367,455	195,442
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	(60,000)
Borrowings under debt obligations	125,000	—
Payment of deferred financing costs	—	(2,054)
Proceeds from public offering (Note 9)	186,551	—
Repurchase of Class B shares (Note 9)	(186,551)	—
Repurchase of Class A shares (Note 9)	(363,410)	—
Dividends and dividend equivalents paid	(32,583)	(28,449)
Principals’ and others’ interests in equity of consolidated subsidiaries - contributions	3,670	345
Principals’ and others’ interests in equity of consolidated subsidiaries - distributions	(78,833)	(109,003)
Excess tax benefits from delivery of RSUs	2,931	—
Investment Company - consolidated VIE
Redeemable non-controlling interests - contributions	16,253	—
Non-Investment Manager - consolidated VIE
Repayments of debt obligations	(185,989)	—
Borrowings under debt obligations	200,343	—
Payment of debt issuance costs	(2,524)	—
Net cash provided by (used in) financing activities	(365,142)	(199,161)
Net Increase (Decrease) in Cash and Cash Equivalents	(78,746)	188,350

Continued on next page.

FORTRESS INVESTMENT GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash and Cash Equivalents, Beginning of Period	364,583	104,242
Cash and Cash Equivalents, End of Period	$285,837	$292,592
Cash and Cash Equivalents - Investment Manager, End of Period	$242,612	$292,592
Cash and Cash Equivalents - Investment Company - consolidated VIE, End of Period	$11,878	$—
Cash and Cash Equivalents - Non-Investment Manager - consolidated VIE, End of Period	$31,347	$—
Supplemental Disclosure of Cash Flow Information
Investment Manager
Cash paid during the period for interest	$788	$2,602
Cash paid during the period for income taxes	$3,447	$1,982
Non-Investment Manager - consolidated VIE:
Cash paid during the period for interest	$5,100	$—
Supplemental Schedule of Non-cash Investing and Financing Activities
Investment Manager
Employee compensation invested directly in subsidiaries	$33,450	$44,110
Investments of incentive receivable amounts into Fortress Funds	$249,740	$182,059
Dividends, dividend equivalents and Fortress Operating Group unit distributions declared but not yet paid	$5,839	$28,026
Investment Company - consolidated VIE
Non-cash redeemable non-controlling interests - contributions	$20,519	$—

See notes to consolidated financial statements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

2)
Liquid hedge funds that invest globally in fixed income, currency, equity and commodity markets, and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

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

In January 2014, Fortress acquired software and technology-related assets which were accounted for as a business combination. These assets facilitate trading within Fortress's liquid hedge funds segment. The purchase price was $26.0 million and has all been allocated to the acquired software and technology related assets which have an expected useful life of five years.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Logan Circle launched a growth equities investment business focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

5)	Principal investments in the above described funds.

Consolidation of Investment Company

In June 2014, Fortress formed a new liquid hedge fund. Fortress determined that the fund qualifies as a variable interest entity and that it was the primary beneficiary and therefore consolidates the fund. The fund's unrelated limited partners or members have the substantive ability to liquidate the fund or otherwise remove Fortress as general partner or managing member without cause based on a simple unaffiliated majority vote. Fortress expects to deconsolidate the fund when sufficient third party capital is raised. Under U.S. generally accepted accounting principles ("GAAP"), this fund is an investment company and, as required, Fortress has retained the specialized accounting of this fund. Consequently, Fortress’s financial statements reflect the assets, liabilities, related operations and cash flows of the consolidated fund ("Investment Company") on a gross basis. The ownership interests in the Investment Company which are not owned by Fortress are reflected as Redeemable Non-controlling Interests in the accompanying consolidated financial statements. The Investment Company allows investors to redeem their interests on a periodic basis at their net asset value.

The following table represents the activity in Redeemable Non-controlling Interests as presented in the consolidated balance sheets:

Six Months Ended June 30, 2014
Beginning balance	$—
Capital contributions	36,772
Redeemable Non-controlling Interests in income (loss) of Investment Company	157
$36,929

The assets, liabilities, related operations and cash flows of Fortress’s asset management business and the Investment Company (as described above) are disclosed under the Investment Manager caption in the consolidated financial statements and accompanying footnotes; the consolidated Investment Company's related amounts are included under the Investment Company caption. Fortress also consolidates New Media (as described below) whose assets, liabilities, related operations and cash flows are disclosed under the Non-Investment Manager caption in the consolidated financial statements and accompanying footnotes. The management fees and incentive income earned by Fortress from New Media and the Investment Company (if any) are eliminated in consolidation; however, Fortress’s allocated share of the net income from New Media and the Investment Company are increased by the amount of these eliminated fees. Accordingly, the consolidation of New Media and the Investment Company have no material effect on Fortress’s earnings from New Media and the Investment Company. For a reconciliation between the financial statements and the segment-based financial data that management uses for making operating decisions and assessing performance, see Note 11.

Fortress has no obligation to satisfy the liabilities of New Media or the Investment Company. Similarly, Fortress does not have the right to make use of New Media or the Investment Company's assets to satisfy its obligations.

Non-Investment Manager

Consolidation of New Media

On February 14, 2014, Newcastle Investment Corp. ("Newcastle") (NYSE: NCT) completed the distribution of all of the common shares it held of New Media Investment Group Inc. ("New Media" or the "Media Business") (NYSE: NEWM), publishers of locally based print and online media in the United States, to its stockholders. Fortress entered into a management agreement with New Media and under the terms of the management agreement, Fortress manages the operations of New Media and in return receives a management fee of 1.5% per annum of New Media's Total Equity (as defined in the management agreement) and incentive income. Fortress determined that New Media qualifies as a variable interest entity and, upon completion of Newcastle's distribution of New Media's common shares, that it was the primary beneficiary and therefore consolidates New Media. The operations of New Media consist of the consolidated operations of GateHouse Media, LLC ("GateHouse") and Local Media Group Holdings LLC ("Local Media"). Although New Media’s operating results impact net income, they do not have a material impact on the net income (loss) attributable to Fortress’s Class A shareholders, Class A basic and diluted earnings per share, or total Fortress’s shareholders’ equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of June 30, 2014, Fortress owned approximately 0.25% of New Media’s outstanding common stock.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The fiscal year of New Media ends on the Sunday closest to December 31.  Fiscal year 2014 includes 52 weeks.  New Media's second fiscal quarter ended on June 29, 2014, as such, all references to June 30, 2014 reflect New Media's interim consolidated financial statements as of June 29, 2014, for the three months ended June 29, 2014 or for the period from February 14, 2014 to June 29, 2014, as applicable.

New Media is one of the largest publishers of locally based print and online media in the United States as measured by the number of daily publications. New Media operates in 357 markets across 24 states. New Media’s portfolio of products includes 425 community publications, 357 websites, 345 mobile sites, and six yellow page directories. New Media reaches over 12 million people per week and serves over 130,000 business customers.

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

•
Fixed assets - The estimated fair values for fixed assets were determined under three approaches: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active market is available), and the income approach (used for intangibles). These approaches are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income.

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

During the period from February 14, 2014 to June 30, 2014, New Media completed an acquisition of local media assets (which include publications and newspapers) for a total purchase price of $8.0 million. The related assets and liabilities were recorded at their estimated fair values as of the date of the acquisition.

If New Media and its related acquisition had been consolidated as of January 1, 2013, total revenue would have increased by approximately $162.5 million for the three months ended June 30, 2013 and $70.1 million and $311.9 million for the six months ended June 30, 2014 and 2013, respectively. In addition, net income would have decreased by approximately $(38.6) million for the three months ended June 30, 2013, and $(3.9) million and $(55.3) million for the six months ended June 30, 2014 and 2013, respectively.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

FINANCIAL STATEMENT GUIDE
Selected Financial Statement Captions	Note Reference	Explanation

Balance Sheet

Due from Affiliates	7	Generally, management fees, expense reimbursements and incentive income due from Fortress Funds.

Investments and Investments in Options	4	Primarily the carrying value of Fortress’s principal investments in the Fortress Funds. Also includes investments, at fair value of the Investment Company which Fortress consolidates.

Deferred Tax Asset, net	6	Relates to potential future net tax benefits.

Due to Affiliates	7	Generally, amounts due to the Principals related to their interests in Fortress Operating Group and the tax receivable agreement.

Deferred Incentive Income	3	Incentive income already received from certain Fortress Funds based on past performance, which is subject to contingent repayment based on future performance.

Debt Obligations Payable	5	The balance outstanding on the Investment Manager's and New Media's credit agreements.

The debt obligations of New Media and the Investment Company are not cross collateralized with the debt obligations of Fortress. Fortress has no obligation to satisfy the liabilities of New Media or the Investment Company. Similarly, Fortress does not have the right to make use of New Media or the Investment Company's assets to satisfy its obligations.

		New Media and the Investment Company’s debt obligations have no impact on Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

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
The result of asset dispositions or changes in the fair value of investments or other financial instruments which are marked to market (including the permanent capital vehicles and publicly traded portfolio companies).

Tax Receivable Agreement Liability Adjustment	6	Represents a change in the amount due to the Principals under the tax receivable agreement.

Earnings (Losses) from Equity Method Investees	4	Fortress’s share of the net earnings (losses) of the Fortress Funds resulting from its principal investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for Fortress beginning January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Fortress is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In June 2014, the FASB’s Emerging Issues Task Force ("EITF") reached a final consensus on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity ("CFE"). The EITF consensus provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. Fortress is currently evaluating the impact on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress’s financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

The accompanying consolidated financial statements and related notes of Fortress have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Fortress’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Fortress’s consolidated financial statements for the year ended December 31, 2013 and notes thereto included in Fortress’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2014.  Certain disclosures have been expanded to include information related to the consolidation of New Media (as described above) in accordance with GAAP. Capitalized

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

terms used herein, and not otherwise defined, are defined in Fortress’s consolidated financial statements for the year ended December 31, 2013.

All significant intercompany accounts and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Basis of Accounting and Consolidation - The accompanying consolidated financial statements have been prepared in accordance with GAAP. The accompanying financial statements include the accounts of Fortress and its consolidated subsidiaries, which are comprised of (i) entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity, (ii) variable interest entities (“VIEs”) in which it is the primary beneficiary as described below and (iii) non-VIE partnerships in which it is the general partner where the limited partners do not have rights that would overcome the presumption of control by the general partner.

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

Redeemable Non-controlling Interests represent the interests in the Investment Company which are not owned by Fortress.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

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

Cash and Cash Equivalents, Investment Company - Cash held at the Investment Company that is not available to fund the general liquidity needs of Fortress as Investment Manager.

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

Other Assets and Other Liabilities:

Other assets are presented net of allowances for uncollectible amounts of $2.3 million as of June 30, 2014 and $3.3 million as of December 31, 2013, respectively, and changes thereto were recorded as General and Administrative expense. Other assets and liabilities are comprised of the following:

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

-
Digital Currency (Bitcoin) - Represents Fortress's holdings of digital currency which is recorded at the lower of cost or fair value. If fair value is below cost, Fortress records an unrealized loss measured as the excess of cost over fair value of the digital currency. Subsequently, to the extent that fair value increases, Fortress records an unrealized gain but shall not report digital currency above cost. Fortress determines fair value based on estimated exit value using significant observable inputs as of the balance sheet date. As of June 30, 2014, Fortress has recorded cumulative unrealized losses of $6.0 million.

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

-
Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value. Any unrealized gains or losses on derivatives not designated as hedges are recorded currently in Gains (Losses). Net payments under these derivatives are similarly recorded, but as realized. Fortress did not have any derivatives designated as hedges for the six months ended June 30, 2014 and 2013.

Derivatives, Investment Company - Derivatives held by the Investment Company are entered into as part of its trading and investment strategy. Derivatives can be exchange-traded or over the counter ("OTC") contracts. Derivatives include swap contracts, forward foreign currency contracts and futures contracts.

Receivables from/Due to Brokers and Counterparties, Investment Company - Securities transactions of the Investment Company are primarily maintained, cleared and held by registered U.S. broker-dealers pursuant to prime broker account agreements.  As of June 30, 2014, the receivables from/due to brokers balances in the consolidated balance sheets include cash at and due to brokers and the net receivable/payable for investment transactions pending settlement.  The cash at brokers includes proceeds received from securities sold, not yet purchased which is subject to certain restrictions until the securities are purchased.  Substantially all investments owned are held as collateral by the brokers against various margin obligations and as collateral for securities sold, not yet purchased.  The cash at brokers earns interest at the prevailing market rates.

Securities Sold Not Yet Purchased, At Fair Value, Investment Company - These are securities that the Investment Company sold but did not own prior to the sale. In order to facilitate short sales, the Investment Company borrows securities from another party and deliver them to the buyer. The Investment Company is required to "cover" short sales by purchasing securities in the market at the prevailing market prices and delivering them to the counterparties from which it borrowed. The Investment Company is exposed to losses to the extent that the security price increases during the time from when the Investment Company borrows the securities to when it purchases them in the market to cover the short sales. Changes in the value of these securities are reflected as gains (losses) in the accompanying statements of operations.

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

Foreign Currency - Assets and liabilities relating to foreign investments are translated using the exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in current income to the extent that unrealized gains and losses on the related investment are included in income, otherwise they are included as a component of accumulated other comprehensive income until realized. Foreign currency gains or losses resulting from transactions outside of the functional currency of a consolidated entity are recorded in income as incurred and were not material during the six months ended June 30, 2014 and 2013.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

Purchase Accounting - In determining the allocation of the purchase price between net tangible and intangible assets and liabilities, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of pre-acquisition due diligence and independent valuations and appraisals. Management allocates the purchase price to net tangible and identified intangible assets and liabilities based on their fair values. The determination of fair value involves the use of significant judgment and estimation. Acquisition costs in excess of the fair value of tangible and identifiable intangible net assets is recorded as goodwill.

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

Fixed assets for New Media consisted of the following:

June 30, 2014
Land	$23,216
Buildings and improvements	111,620
Machinery and equipment	125,617
Furniture, fixtures, and computer software	9,999
Construction in progress and other non-depreciating assets	889
$271,341
Less: accumulated depreciation	(12,843)
Total	$258,498
Depreciation expense related to fixed assets of New Media for the three months ended June 30, 2014 and for the period from February 14, 2014 to June 30, 2014, was $8.5 million and $12.8 million, respectively.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Goodwill and intangible assets related to New Media consisted of the following:

	June 30, 2014
	Gross	Accumulated	Net
	Carrying Amount	Amortization	Carrying Amount
Amortized intangible assets:
Advertiser relationships	$58,461	$(1,448)	$57,013
Customer relationships	5,769	(166)	5,603
Subscriber relationships	36,081	(854)	35,227
Trade name	262	(10)	252
Total	$100,573	$(2,478)	$98,095

Nonamortized intangible assets:
Mastheads			46,380
Total intangible assets, net			$144,475

Goodwill			$119,502

As of June 30, 2014, the weighted average amortization periods for amortizable intangible assets are 15.9 years for advertiser relationships, 15.9 years for customer relationships, 16.0 years for subscriber relationships and 10.0 years for trade names. The weighted average amortization period in total for all amortizable intangible assets is 15.9 years.

Amortization expense related to amortizable intangible assets of New Media for the three months ended June 30, 2014 and for the period from February 14, 2014 to June 30, 2014 was $1.6 million and $2.5 million, respectively. Estimated future amortization expense as of June 30, 2014, is as follows:

July 1, 2014 to December 31, 2014	$3,244
2015	6,457
2016	6,457
2017	6,457
2018	6,457
Thereafter	69,023
Total	$98,095
Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in New Media’s stock price. An annual impairment assessment is performed on each of New Media's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, the company relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, the amount of impairment is calculated as the excess of the carrying value of goodwill over its implied fair value. In June 2014, New Media performed an impairment assessment of its goodwill and intangible assets for each of its reporting units. Based on its assessment, no impairment was identified.

The recoverability of its long-lived assets, including fixed assets and definite lived intangible assets, is estimated whenever events or changes in business circumstances indicate the carrying amount of the assets, or related group of assets, may not be fully recoverable. Impairment indicators include significant under performance relative to historical or projected future operating losses,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

significant changes in the manner of use of the acquired assets or the strategy for New Media’s overall business, and significant negative industry or economic trends. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value.
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

Other Assets and Other Liabilities - Other assets and liabilities of the Non-Investment Manager are comprised of the following. Other assets are presented net of allowances for uncollectible amounts of $4.5 million as of June 30, 2014, which were recorded as general, administrative and other.

	Other Assets		Other Liabilities
	June 30, 2014		June 30, 2014
Accounts receivable, net	$65,322	Accounts payable	$5,454
Inventory	7,463	Accrued expenses	39,309
Prepaid expenses	7,974	Pension and postretirement benefit obligations	9,803
Miscellaneous assets	27,239	Miscellaneous liabilities	5,802
	$107,998		$60,368

-
Accounts Receivable - Accounts receivable are stated at amounts due from customers, net of an allowance for uncollectible accounts. Allowance for uncollectible accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. New Media generally does not require collateral.

-
Inventory - Inventory consists principally of newsprint, which is valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. In 2014, New Media expects to purchase approximately 95% of newsprint from one vendor.

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
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following provides information on the components of net periodic benefit cost (income) for the pension plans and postretirement medical and life insurance plans for the three months ended June 30, 2014 and for the period from February 14, 2014 to June 30, 2014:

			Period from February 14, 2014
	Three Months Ended June 30, 2014		to June 30, 2014
	Pension	Postretirement	Pension	Postretirement
Service cost	$75	$9	$150	$17
Interest cost	295	63	590	127
Expected return on plan assets	(406)	—	(812)	—
Net periodic benefit cost (income)	$(36)	$72	$(72)	$144

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Management Fees, Incentive Income and Related Profit Sharing Expense

Fortress recognized management fees and incentive income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Private Equity
Private Equity Funds
Management fees: affil.	$36,417	$33,716	$72,481	$66,500
Management fees: non-affil.	162	118	311	222
Incentive income: affil.	22,094	4,854	22,094	15,309

Permanent Capital Vehicles
Management fees: affil.	13,767	12,063	27,429	28,751
Management fees, options: affil.	1,604	10,096	1,604	36,470
Management fees: non-affil.	583	1,046	1,691	2,316
Incentive income: affil.	19,246	1,200	23,255	1,200

Liquid Hedge Funds
Management fees: affil.	29,998	19,538	57,065	37,060
Management fees: non-affil.	6,164	6,183	12,575	11,684
Incentive income: affil.	908	4,677	986	6,464
Incentive income: non-affil.	44	1,434	44	2,487

Credit Funds
Credit Hedge Funds
Management fees: affil.	28,455	25,299	55,289	49,829
Management fees: non-affil.	20	94	44	125
Incentive income: affil.	16,429	17,423	17,733	20,574
Incentive income: non-affil.	—	—	—	—

Credit PE Funds
Management fees: affil.	23,651	22,326	48,259	47,482
Management fees: non-affil.	34	34	68	69
Incentive income: affil.	1,765	2,731	30,625	18,695
Incentive income: non-affil.	—	—	643	376

Logan Circle
Management fees: affil.	689	724	1,399	1,272
Management fees: non-affil.	10,753	7,880	20,649	15,754

Total
Management fees: affil.	$134,581	$123,762	$263,526	$267,364
Management fees: non-affil.	$17,716	$15,355	$35,338	$30,170
Incentive income: affil. (A)	$60,442	$30,885	$94,693	$62,242
Incentive income: non-affil.	$44	$1,434	$687	$2,863

(A) See “Deferred Incentive Income” below. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

Incentive income from certain Fortress Funds is earned based on achieving annual performance criteria. Accordingly, this incentive income is recorded as revenue at year end (in the fourth quarter of each year), is generally received subsequent to year end, and has not been recognized for these funds during the six months ended June 30, 2014 and 2013. If the amount of incentive income contingent on achieving annual performance criteria was not contingent on the results of the subsequent quarters, $56.3 million and $191.8 million of additional incentive income from affiliates would have been recognized during the six months ended June 30, 2014 and 2013, respectively. Incentive income based on achieving annual performance criteria that has not yet been recognized, if any, is not recorded on the balance sheet and is included as “undistributed” deferred incentive income in the table below.

During the six months ended June 30, 2014 and 2013, Fortress recognized $30.6 million and $18.7 million, respectively, of incentive income distributions from its credit PE funds which represented “tax distributions.” These tax distributions are not subject to clawback and reflect a cash amount approximately equal to the amount expected to be paid out by Fortress for taxes or tax-related distributions on the allocated income from such funds.

Deferred incentive income from the Fortress Funds was comprised of the following, on an inception-to-date basis. This does not include any amounts related to third party funds, receipts from which are reflected as Other Liabilities until all contingencies are resolved.

	Distributed-Gross		Distributed-Recognized (A)	Distributed-Unrecognized (B)	Undistributed, net of intrinsic clawback (C) (D)
Deferred incentive income as of December 31, 2013	$1,015,084		$(767,528)	$247,556	$696,333
Fortress Funds which matured (no longer subject to clawback)	—		—	N/A	N/A
Share of income (loss) of Fortress Funds	N/A		N/A	N/A	289,408
Distribution of private equity incentive income, net	61,052		N/A	61,052	(61,052)
Recognition of previously deferred incentive income	N/A		(53,362)	(53,362)	N/A
Changes in foreign exchange rates	1,596		—	1,596	N/A
Deferred incentive income as of June 30, 2014	$1,077,732	(E)	$(820,890)	$256,842	$924,689	(E)
Deferred incentive income including Fortress Funds which matured	$1,131,388		$(874,546)

(A)	All related contingencies have been resolved.

(B)	Reflected on the consolidated balance sheet.

(C)
At June 30, 2014, the net undistributed incentive income is comprised of $991.6 million of gross undistributed incentive income, net of $66.9 million of intrinsic clawback. The net undistributed incentive income represents the amount that would be received by Fortress from the related funds if such funds were liquidated on June 30, 2014 at their net asset values.

(D)
From inception to June 30, 2014, Fortress has paid $480.8 million of compensation expense under its employee profit sharing arrangements (Note 8) in connection with distributed incentive income, of which $21.5 million has not been expensed because management has determined that it is not probable of being incurred as an expense and will be recovered from the related individuals. As of June 30, 2014, Fortress has recovered $6.4 million from individuals relating to their clawback obligations. If the $991.6 million of gross undistributed incentive income were realized, Fortress would recognize and pay an additional $478.6 million of compensation expense.

(E)	See detailed reconciliations of Distributed-Gross and Undistributed, net of intrinsic clawback below.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The amounts set forth under Distributed-Gross can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2014
Distributed incentive income - Private Equity Funds		$846,671
Distributed incentive income - Private Equity Funds in Investment or Commitment Period		527
Distributed incentive income - Credit PE Funds		443,023
Distributed incentive income - Credit PE Funds in Investment or Commitment Period		116,696
Less:
Fortress Funds which are not subject to a clawback provision:
—	NIH	(94,513)
—	GAGACQ Fund	(51,476)
Portion of Fund I distributed incentive income that Fortress is not entitled to (see footnote K of incentive income threshold tables)		(183,196)
Distributed-Gross		$1,077,732

The amounts set forth under Undistributed, net of intrinsic clawback can be reconciled to the incentive income threshold tables (on the following pages) as follows:

		June 30, 2014
Undistributed incentive income - Private Equity Funds		$404
Undistributed incentive income - Private Equity Funds in Investment or Commitment Period		10,166
Undistributed incentive income - Credit PE Funds		566,220
Undistributed incentive income - Credit PE Funds in Investment or Commitment Period		269,649
Undistributed incentive income - Hedge Funds (total)		145,153
Less:	Gross intrinsic clawback per incentive income threshold tables - Private Equity Funds	(66,903)
Undistributed, net of intrinsic clawback		$924,689

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following tables summarize information with respect to the Fortress Funds and their related incentive income thresholds as of June 30, 2014:

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Private Equity Funds
NIH (1998)	In Liquidation	$415,574	$(823,588)	$—	$ N/A	$—	$ N/A	$—	$94,513	$—	$—	$—
Fund I (1999) (K)	Closed May-13	1,015,943	(2,847,929)	—	N/A	—	N/A	—	344,939	—	—	—
Fund II (2002)	In Liquidation	1,974,298	(3,442,900)	2,047	1,470,649	—	N/A	404	288,840	—	—	—
Fund III (2004)	Jan-15	2,762,992	(2,138,525)	1,670,800	1,046,333	1,895,856	849,523	—	66,903	66,903	66,903	45,108
Fund III Coinvestment (2004)	Jan-15	273,649	(225,188)	78,785	30,324	225,537	195,213	—	—	—	—	—
Fund IV (2006)	Jan-17	3,639,561	(1,029,981)	3,324,215	714,635	2,533,034	1,818,399	—	—	—	—	—
Fund IV Coinvestment (2006)	Jan-17	762,696	(225,794)	489,913	(46,989)	541,188	588,177	—	—	—	—	—
Fund V (2007) (K)	Feb-18	4,103,713	(782,717)	4,507,314	1,186,318	2,252,966	1,066,648	—	—	—	—	—
Fund V Coinvestment (2007) (K)	Feb-18	990,480	(90,598)	572,156	(327,726)	592,754	920,480	—	—	—	—	—
GAGACQ Fund (2004) (GAGFAH)	Closed Nov-09	545,663	(595,401)	N/A	N/A	N/A	N/A	N/A	51,476	N/A	N/A	N/A
FRID (2005) (GAGFAH)	In Liquidation	1,220,229	(1,199,599)	19,017	(1,613)	918,370	919,983	—	—	—	—	—
FRIC (2006) (Brookdale)	In Liquidation	328,754	(289,768)	1,461	(37,525)	265,546	303,071	—	—	—	—	—
FICO (2006) (Intrawest)	Jan-17	724,525	(5)	(61,512)	(786,032)	554,989	1,341,021	—	—	—	—	—
FHIF (2006) (Holiday)	Jan-17	1,543,463	(169,180)	2,250,105	875,822	1,078,540	202,718	—	—	—	—	—
FECI (2007) (Florida East Coast / Flagler)	Feb-18	982,779	(189)	973,272	(9,318)	685,174	694,492	—	—	—	—	—
								$404	$846,671	$66,903	$66,903	$45,108
Private Equity Funds in Investment or Commitment Period
WWTAI (2011)	Jan-25	$367,542	$(50,231)	$353,952	$36,641	$—	N/A	$2,993	$527	$527	$—	$—
MSR Opportunities Fund I A (2012)	Aug-22	314,037	(74,706)	292,497	53,166	—	N/A	5,132	—	—	—	—
MSR Opportunities Fund I B (2012)	Aug-22	76,063	(18,094)	70,685	12,716	—	N/A	1,271	—	—	—	—
MSR Opportunities Fund II A (2013)	Jul-23	47,436	(2,975)	48,658	4,197	—	N/A	620	—	—	—	—
MSR Opportunities Fund II B (2013)	Jul-23	676	(42)	688	54	—	N/A	8	—	—	—	—
MSR Opportunities II MA I (2013)	Jul-23	10,888	(683)	11,164	959	—	N/A	142	—	—	—	—
Italian NPL Opportunities (2013)	Aug-24	16,219	—	13,611	(2,608)	25	2,633	—	—	—	—	—
								$10,166	$527	$527	$—	$—
Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Fund (Vintage) (A)	Maturity Date (B)	Inception to Date Capital Invested	Inception to Date Distributions (C)	Net Asset Value (“NAV”)	NAV Surplus (Deficit) (D)	Current Preferred Return Threshold (E)	Gain to Cross Incentive Income Threshold (F)	Undistributed Incentive Income (G)	Distributed Incentive Income (H)	Distributed Incentive Income Subject to Clawback (I)	Gross Intrinsic Clawback (J)	Net Intrinsic Clawback (J)
Credit PE Funds
Long Dated Value Fund I (2005)	Apr-30	$267,325	$(81,670)	$301,587	$115,932	$136,963	$21,031	$—	$—	$—	$—	$—
Long Dated Value Fund II (2005)	Nov-30	274,280	(147,790)	197,964	71,474	107,961	36,487	—	412	—	—	—
Long Dated Value Fund III (2007)	Feb-32	343,156	(265,033)	217,091	138,968	—	N/A	18,965	6,271	—	—	—
LDVF Patent Fund (2007)	Nov-27	46,014	(41,852)	40,805	36,643	—	N/A	2,808	461	—	—	—
Real Assets Fund (2007)	Jun-17	359,024	(308,700)	168,220	117,896	—	N/A	13,090	5,285	—	—	—
Credit Opportunities Fund (2008)	Oct-20	5,525,301	(6,634,277)	1,458,675	2,567,651	—	N/A	223,799	280,240	108,779	—	—
Credit Opportunities Fund II (2009)	Jul-22	2,253,960	(2,062,998)	1,275,949	1,084,987	—	N/A	154,910	57,901	5,624	—	—
FCO Managed Account (2010)	Jun-22	571,154	(465,116)	393,889	287,851	—	N/A	42,815	11,844	—	—	—
SIP Managed Account (2010)	Sep-20	11,000	(31,987)	10,325	31,312	—	N/A	2,065	4,197	—	—	—
Japan Opportunity Fund (2009)	Jun-19	1,049,279	(1,051,928)	816,520	819,169	—	N/A	101,587	65,821	19,715	—	—
Net Lease Fund I (2010)	Feb-20	152,234	(219,596)	6,282	73,644	—	N/A	269	9,396	6,613	—	—
Real Estate Opportunities Fund (2011)	Sep-24	532,036	(186,245)	427,725	81,934	—	N/A	5,912	1,195	628	—	—
								$566,220	$443,023	$141,359	$—	$—

Credit PE Funds in Investment or Commitment Period
Credit Opportunities Fund III (2011)	Mar-24	$2,156,290	$(898,797)	$1,737,200	$479,707	$—	N/A	$78,402	$15,496	$4,757	$—	$—
FCO Managed Accounts (2008-2012)	Apr-22 to Mar-27	3,361,855	(2,541,876)	1,929,473	1,109,494	—	N/A	138,733	80,583	41,024	—	—
Japan Opportunity Fund II (Yen) (2011)	Dec-21	548,029	(199,185)	507,924	159,080	—	N/A	23,729	8,063	—	—	—
Japan Opportunity Fund II (Dollar) (2011)	Dec-21	466,604	(147,435)	449,116	129,947	—	N/A	14,743	10,282	—	—	—
Global Opportunities Fund (2010)	Sep-20	306,463	(152,415)	226,321	72,273	—	N/A	12,491	1,588	1,588	—	—
Life Settlements Fund (2010)	Dec-22	390,760	(299,330)	69,729	(21,701)	68,070	89,771	—	—	—	—	—
Life Settlements Fund MA (2010)	Dec-22	31,978	(24,482)	5,515	(1,981)	5,591	7,572	—	—	—	—	—
Real Estate Opportunities REOC Fund (2011)	Oct-23	41,462	(16,759)	35,937	11,234	—	N/A	1,551	684	684	—	—
								$269,649	$116,696	$48,053	$—	$—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Equity Eligible for Incentive (L)	Gain to Cross Incentive Income Threshold (F)	Life-to-Date Incentive Income Crystallized (P)
Permanent capital vehicles
Newcastle	$1,449,018	(F)	$41,283
Eurocastle Investment Limited ("Eurocastle")	552,834	$157,827	39,217
New Residential Investment Corp. ("New Residential")	1,372,067	—	38,908
New Media (W)	390,449	5,058	—

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Incentive Income Eligible NAV (L)	Gain to Cross Incentive Income Threshold (M)	Percentage of Incentive Income Eligible NAV Above Incentive Income Threshold (N)	Undistributed Incentive Income (O)	Year to Date Incentive Income Crystallized (P)
Liquid Hedge Funds
Macro Funds (Q) (T)
Main fund investments	$1,536,731	$83,922	9.3%	$74	$51
Single investor funds	871,521	54,952	0.0%	—	—
Sidepocket investments (R)	13,945	9,471	N/A	259	263
Sidepocket investments - redeemers (S)	151,590	85,159	N/A	1,978	593
Managed accounts	723,490	48,834	0.4%	5	1

Asia Macro Funds (T)
Main fund investments	2,671,091	108,152	0.0%	—	—
Managed accounts	301,875	17,488	0.0%	—	—

Fortress Convex Asia Funds (T)
Main fund investments	135,667	9,639	0.0%	—	—

Fortress Partners Funds (T)
Main fund investments	39,490	18,140	0.0%	—	—
Sidepocket investments (R)	122,807	19,885	N/A	5,221	—

Credit Hedge Funds
Special Opportunities Funds (T)
Main fund investments	$4,399,856	$—	100.0%	$53,365	$—
Sidepocket investments (R)	70,439	11	N/A	4,599	—
Sidepocket investments - redeemers (S)	232,550	58,661	N/A	6,471	—
Main fund investments (liquidating) (U)	685,453	—	100.0%	70,459	17,769
Managed accounts	7,770	44,836	0.0%	—	—

Worden Funds
Main fund investments	258,046	29	99.0%	2,655	2

Fortress Japan Income Fund
Main fund investments	14,561	N/A	0.0%	—	—

Value Recovery Funds (V)
Main fund investments	20,410	4,516	63.2%	67	—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

(F)
Represents the immediate increase in NAV needed for Fortress to begin earning incentive income, including the achievement of any relevant performance thresholds. It does not include the amount needed to earn back intrinsic clawback (see (J) below), if any. Incentive income is not recorded as revenue until it is received and any related contingencies are resolved (see (I) below). For the permanent capital vehicles, represents the immediate increase of the company's applicable supplemental measure of operating performance needed for Fortress to begin earning incentive income. As of June 30, 2014, as a result of Newcastle not meeting the incentive income threshold, Fortress does not expect to earn incentive income from Newcastle for an indeterminate period of time.

(G)
Represents the amount of additional incentive income Fortress would receive if the fund were liquidated at the end of the period at its NAV. The incentive income amounts presented in this table are based on the estimated results of investment vehicles for the current period. These estimates are subject to change based on the final results of such vehicles.

(H)	Represents the amount of net incentive income previously received from the fund since inception.

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

(J)
Represents the amount of incentive income previously received from the fund that would be clawed back (i.e., returned by Fortress to the fund) if the fund were liquidated at the end of the period at its NAV, excluding the effect of any tax adjustments. Employees, former employees and affiliates of Fortress would be required to return a portion of this incentive income that was paid to them under profit sharing arrangements. “Gross” and “Net” refer to amounts that are gross and net, respectively, of this employee/affiliate portion of the intrinsic clawback. Fortress remains liable to the funds for these amounts even if it is unable to collect the amounts from employees/affiliates. Fortress withheld a portion of the amounts due to employees under these profit sharing arrangements as a reserve against future clawback; as of June 30, 2014, Fortress held $35.5 million of such amounts on behalf of employees related to all of the private equity funds.

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
JUNE 30, 2014
(dollars in tables in thousands, except share data)

(Q)
The Drawbridge Global Macro SPV (the “SPV”), which was established in February 2009 to liquidate illiquid investments and distribute the proceeds to then existing investors, is not subject to incentive income and is therefore not presented in the table. However, realized gains or losses within the SPV can decrease or increase, respectively, the gain needed to cross the incentive income threshold for investors with a corresponding investment in the main fund. The unrealized gains and losses within the SPV at June 30, 2014, as if they became realized, would not materially impact the amounts presented in the table.

(R)
Represents investments held in sidepockets (also known as special investment accounts), which generally have investment profiles similar to private equity funds. The performance of these investments may impact Fortress’s ability to earn incentive income from main fund investments. For the credit hedge funds and Fortress Partners Funds, realized and unrealized losses from individual sidepockets below original cost may reduce the incentive income earned from main fund investments. For the Macro Funds, only realized losses from individual sidepockets reduce the incentive income earned from main fund investments. Based on current unrealized losses in Macro Fund sidepockets, if all of the Macro Fund sidepockets were liquidated at their NAV at June 30, 2014, the undistributed incentive income from the Macro main fund would not be impacted.

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

(V)
Excludes the Value Recovery Funds which had a NAV of $303.7 million at June 30, 2014. Fortress began managing the third party originated Value Recovery Funds in June 2009 and generally does not expect to earn any significant incentive income from the fund investments.

(W)
Fortress has a management agreement with New Media whereby it may earn incentive income. New Media is a VIE consolidated by Fortress (see Note 1) and as a result any New Media incentive income earned by Fortress is eliminated in consolidation. However, Fortress has included New Media in the above table solely for informational purposes.

Logan Circle

During the six months ended June 30, 2014, Logan Circle, Fortress's fixed income asset manager, began managing two new fixed income funds which had a total net asset value of $105.6 million as of June 30, 2014.

Private Equity Funds and Credit PE Funds

During the six months ended June 30, 2014, Fortress formed new Private Equity and Credit PE funds which had capital commitments as follows as of June 30, 2014:

	Private Equity	Credit PE
Fortress	$255	$12,000
Fortress's affiliates	270,364	1,005
Third party investors	726,979	254,025
Total capital commitments	$997,598	$267,030

In May 2014, Fortress's senior living management subsidiary entered into agreements to manage three senior living properties which are owned by Newcastle. Fortress will receive management fees equal to 6.0% of revenues (as defined in the agreements) for the first two years and 7.0% thereafter and reimbursement of certain expenses, including the compensation expense of all on-site employees.

In June 2014, Fortress's senior living management subsidiary entered into agreements to manage two senior living properties owned by a third party. Fortress will receive management fees of 5.5% of revenues (as defined in the agreements) and reimbursement of certain expenses, including the compensation expense associated with all on-site employees. In connection with these agreements, Fortress has committed and is expected to pay the third party property owner $1.9 million in the third quarter of 2014.

During the three months ended June 30, 2014, certain PE Funds (Fund II, FRID and FRIC) substantially liquidated their respective remaining investments. These funds distributed a majority of the sale proceeds to their respective investors and are in the process of final liquidation. During the three months ended June 30, 2014, Fortress received additional net incentive income of $0.9 million from Fund II and returned $16.4 million to FRID representing prior net incentive income distributions received ($10.0 million net of employee amounts). No remaining clawback amount exists for these funds.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Liquid Hedge Funds and Credit Hedge Funds

During the six months ended June 30, 2014, Fortress formed, or became the manager of, hedge funds with net asset values as follows as of June 30, 2014:

	Liquid Hedge Funds (B)	Credit Hedge Funds
Fortress	$50,238	$—
Fortress's affiliates	36,929	—
Third party investors	—	14,561
Total capital NAV (A)	$87,167	$14,561

(A)	Or other fee paying basis, as applicable.

(B)	Liquid hedge funds includes the Investment Company, a consolidated VIE.

During the second quarter of 2014, certain credit hedge funds formed new investment vehicles. Fortress is the sub-advisor to the new entities but does not have a direct interest in the investment vehicles. Fortress determined that these investment vehicles qualify as variable interest entities and that it was the primary beneficiary and therefore consolidates the entities. The investment vehicles entered into a warehouse financing agreement with a third party lender which has agreed to lend the investment vehicles up to €300.0 million. As of June 30, 2014, the investment vehicles did not hold any assets or have any debt outstanding. The debt obligations of the investment vehicles are not cross collateralized with the debt obligations of the Investment Manager. Fortress has no obligation to satisfy the liabilities of the investment vehicles. Similarly, Fortress does not have the right to make use of the assets of the investment vehicles to satisfy its obligations. The investment vehicles' debt obligations have no impact on the Investment Manager's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

4. INVESTMENTS AND FAIR VALUE

Investment Manager

Investments consist primarily of investments in equity method investees and options in these investees. The investees are primarily Fortress Funds.

Investments can be summarized as follows:

	June 30, 2014	December 31, 2013
Equity method investees	$1,104,316	$1,174,878
Equity method investees, held at fair value (A)	15,008	78,388
Total equity method investments	$1,119,324	$1,253,266
Options in equity method investees	$98,583	$104,338

(A)
Includes publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014), as well as the permanent capital vehicles (NCT, NRZ and ECT).  Does not include New Media which is eliminated in consolidation.

Gains (losses) can be summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
Net realized gains (losses)	$1,427		$225	$592		$(371)
Net realized gains (losses) from affiliate investments	44,922	(A)	66	44,348	(A)	(117)
Net unrealized gains (losses)	1,279		2,104	(5,524)		5,602
Net unrealized gains (losses) from affiliate investments	(43,260)	(A)	(5,595)	(46,292)	(A)	32,961
Total gains (losses)	$4,368		$(3,200)	$(6,876)		$38,075

(A)	Includes the impact of the sale of GAGFAH which was completed in June 2014.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mark to fair value on affiliate investments and options	$1,661	$(5,599)	$(1,967)	$32,964
Mark to fair value on derivatives	(2,345)	2,104	(3,694)	5,277
Mark to fair value on equity securities	693	—	770	—
Unrealized gains (losses) on digital currency (Bitcoin)	3,904	—	(2,272)	—
Other	455	295	287	(166)
Total gains (losses)	$4,368	$(3,200)	$(6,876)	$38,075

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

	Fortress’s Investment		Fortress’s Equity in Net Income (Loss)
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Private equity funds, excluding NIH	$716,944	$789,894	$10,865	$12,493	$17,292	$35,378
NIH	—	—	—	(640)	—	(554)
Publicly traded portfolio companies (A)(B)	1,118	63,001	N/A	N/A	N/A	N/A
Newcastle (B)	4,971	5,953	N/A	N/A	N/A	N/A
New Residential (B)	6,534	6,928	N/A	N/A	N/A	N/A
Eurocastle (B)	2,385	2,506	N/A	N/A	N/A	N/A
Total private equity	731,952	868,282	10,865	11,853	17,292	34,824
Liquid hedge funds	153,897	158,920	1,756	1,266	3,286	6,613
Credit hedge funds	59,060	58,825	2,440	3,237	4,809	5,665
Credit PE funds	165,965	159,044	7,387	12,200	17,394	17,850
Other	8,450	8,195	—	149	41	55
	$1,119,324	$1,253,266	$22,448	$28,705	$42,822	$65,007

(A)	Represents Fortress’s direct investments in the common stock of publicly traded private equity portfolio companies, primarily GAGFAH (the sale of which was completed in June 2014).

(B)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

A summary of the changes in Fortress’s investments in equity method investees is as follows:

	Six Months Ended June 30, 2014
	Private Equity
	NIH	Other Funds	Publicly Traded Portfolio Companies and Permanent Capital Vehicles (A)	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Other	Total
Investment, beginning	$—	$789,894	$78,388	$158,920	$58,825	$159,044	$8,195	$1,253,266
Earnings from equity method investees	—	17,292	N/A	3,286	4,809	17,394	41	42,822
Other comprehensive income from equity method investees	—	—	N/A	—	—	—	—	—
Contributions to equity method investees (B)	—	5,920	—	89,324	160,416	7,750	532	263,942
Distributions of earnings from equity method investees	—	(30,035)	N/A	(3,977)	(4,725)	(12,467)	—	(51,204)
Distributions of capital from equity method investees (B)	—	(67,031)	N/A	(93,656)	(160,265)	(6,293)	(108)	(327,353)
Total distributions from equity method investees	—	(97,066)	—	(97,633)	(164,990)	(18,760)	(108)	(378,557)
Mark to fair value - during period (C)	N/A	(191)	4,725	N/A	N/A	N/A	N/A	4,534
Translation adjustment	—	—	(745)	—	—	539	—	(206)
Dispositions	—	—	(66,424)	—	—	(2)	(210)	(66,636)
Reclassification to Due to Affiliates (D)	—	1,095	—	—	—	—	—	1,095
Consolidation of Non-Investment Manager (E)	—	—	(936)	—	—	—	—	(936)
Investment, ending	$—	$716,944	$15,008	$153,897	$59,060	$165,965	$8,450	$1,119,324

Ending balance of undistributed earnings	$—	$60,381	$ N/A	$370	$2,070	$13,091	$2,017	$77,929

(A)	Fortress elected to record these investments at fair value pursuant to the fair value option for financial instruments.

(B)	The amounts presented above can be reconciled to the amounts presented on the statement of cash flows as follows:

	Six Months Ended June 30, 2014
	Contributions	Distributions of Capital
Per consolidated statements of cash flows	$6,012	$(321,085)
Investments of incentive receivable amounts into Fortress Funds	249,740	176
Change in distributions payable out of Fortress Funds	—	—
Net funded*	4,864	(4,864)
Other	3,326	(1,580)
Per Above	$263,942	$(327,353)

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

The ownership percentages presented in the following tables are reflective of the ownership interests held as of the end of the respective periods. For tables which include more than one Fortress Fund, the ownership percentages are based on a weighted average by total equity of the funds as of period end. NIH, the permanent capital vehicles, the publicly traded portfolio companies and Other are not presented as they are insignificant to Fortress’s investments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Private Equity Funds excluding NIH (B)
	June 30,	December 31,
	2014	2013
Assets	$14,871,421	$17,176,529
Debt	(3,250)	(1,626)
Other liabilities	(129,784)	(185,144)
Equity	$14,738,387	$16,989,759
Fortress’s Investment	$716,944	$789,894
Ownership (A)	4.9%	4.6%

	Six Months Ended June 30,
	2014	2013
Revenues and gains (losses) on investments	$432,009	$1,094,028
Expenses	(104,775)	(97,586)
Net Income (Loss)	$327,234	$996,442
Fortress’s equity in net income (loss)	$17,292	$35,378

	Liquid Hedge Funds		Credit Hedge Funds		Credit PE Funds (B) (C)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Assets	$13,676,802	$13,167,316	$10,789,110	$10,226,023	$10,738,279	$10,544,754
Debt	—	—	(3,982,370)	(3,918,692)	(150,312)	(161,225)
Other liabilities	(6,609,178)	(6,735,989)	(421,299)	(332,510)	(289,992)	(311,538)
Non-controlling interest	—	—	(13,304)	(6,470)	(6,334)	(3,461)
Equity	$7,067,624	$6,431,327	$6,372,137	$5,968,351	$10,291,641	$10,068,530
Fortress’s Investment	$153,897	$158,920	$59,060	$58,825	$165,965	$159,044
Ownership (A)	2.2%	2.5%	0.9%	1.0%	1.6%	1.6%

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Revenues and gains (losses) on investments	$(153,439)	$537,704	$553,237	$681,939	$1,293,764	$888,338
Expenses	(97,666)	(70,798)	(150,968)	(155,380)	(132,624)	(163,291)
Net Income (Loss)	$(251,105)	$466,906	$402,269	$526,559	$1,161,140	$725,047
Fortress’s equity in net income (loss)	$3,286	$6,613	$4,809	$5,665	$17,394	$17,850

(A)	Excludes ownership interests held by other Fortress Funds, the Principals, employees and other affiliates.

(B)
For Private Equity Funds, includes four entities which are recorded on a one quarter lag (i.e. current year balances reflected for these entities are for the period ended March 31, 2014). For Credit PE Funds, includes one entity which is recorded on a one quarter lag and several entities which are recorded on a one month lag. They are recorded on a lag because they are foreign entities, or they have substantial operations in foreign countries, and do not provide financial reports under GAAP within the reporting time frame necessary for U.S. public entities.

(C)	Includes certain entities in which Fortress has both a direct and an indirect investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

As of June 30, 2014 Fortress had interests in 191 entities, 135 of which were entities, primarily Fortress Funds, classified as voting interest entities. These entities generally provide their limited partners or members unrelated to Fortress with the substantive ability to liquidate the Fortress Fund or otherwise remove Fortress as the general partner.

A significant majority of the 56 entities classified as VIEs were investing vehicles set up on behalf of the Fortress Funds to make investments. A Fortress Fund will generally have a majority ownership and a majority economic interest in the investing vehicles that are VIEs. Most of the remaining VIEs are entities that are majority-owned and controlled by third parties and are insignificant in size.

A Fortress Fund is generally the primary beneficiary of each of these investing vehicles because it is the entity most closely associated with the VIE based on the applicable consolidation guidance. Fortress is not considered the primary beneficiary of, and, therefore, does not consolidate, any of the VIEs in which it holds an interest, except as described below. No reconsideration events occurred during the six months ended June 30, 2014 or 2013, respectively, which caused a change in Fortress’s accounting, except as described below.

The following tables set forth certain information as of June 30, 2014 regarding variable interest entities in which Fortress holds a variable interest. The amounts presented below are included in, and not in addition to, the equity method investment tables above.

Entities initially classified as variable interest entities during the six months ended June 30, 2014:

	Fortress is not Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Credit PE Funds	1	$23,172	$16,595	$335	(D)
Logan Circle	2	108,698	—	—	(C)
Liquid Hedge Funds	2	37,040	—	101	(D)

	Fortress is Primary Beneficiary
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$3,465	$—	$34	(F)
Permanent Capital Vehicles	1	661,820	192,398	1,453	(G)
Liquid Hedge Funds	1	123,375	28,625	50,238	(F)
Credit Hedge Funds	3	—	—	—	(G)

All variable interest entities:

	Fortress is not Primary Beneficiary
		June 30, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	1	$564	$—	$—	1	$789	$—	$155	(C)
Permanent Capital Vehicles	3	12,740,130	9,166,186	146,021	3	13,950,294	9,804,741	145,472	(C)
Liquid Hedge Funds	4	4,400,982	1,810,641	4,859	2	4,897,650	2,343,406	40,816	(D)
Credit Hedge Funds	6	1,990,692	295,302	3,460	6	1,966,802	370,607	50,945	(D) (E)
Credit PE Funds	32	1,007,256	360,131	6,544	33	1,229,250	362,642	5,350	(D) (E)
Logan Circle	3	374,074	—	194	1	244,828	—	144	(C)

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Fortress is Primary Beneficiary
		June 30, 2014				December 31, 2013
Business Segment	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Number of VIEs	Gross Assets	Financial Obligations (A)	Fortress Investment (B)	Notes
Private Equity Funds	2	$35,311	$—	$11,573	1	$52,976	$—	$15,868	(F) (H)
Permanent Capital Vehicles	1	661,820	192,398	1,453	—	—	—	—	(G)
Liquid Hedge Funds	1	123,375	28,625	50,238	—	—	—	—	(F)
Credit Hedge Funds	3	—	—	—	—	—	—	—	(G)

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

(B)
Represents Fortress’s maximum exposure to loss with respect to these entities, which includes direct and indirect investments in these entities, plus any receivables due from these entities. In addition to the table above, Fortress is exposed to potential changes in cash flow and revenues attributable to the management fees and/or incentive income Fortress earns from those entities. For VIEs where Fortress is deemed to be the primary beneficiary, these investments and receivables are eliminated in consolidation but still represent Fortress’s economic exposure to the VIEs.

(C)
Includes Fortress Funds that are VIEs because the funds’ at-risk equity holders as a group lack the characteristics of a controlling financial interest because (i) the decision making is through a management contract that is not an at-risk equity investment and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Fortress is the investment manager of these funds. Fortress is not the primary beneficiary of these funds because it and its related parties do not absorb a majority of the funds' expected losses or residual returns based on a quantitative analysis.

(D)
Includes entities (including investing vehicles and master funds) that are VIEs because the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because either (i) the group of at-risk equity holders does not have the ability to make decisions or have power over the activities that most significantly affect the success of the entity or impact the entity's economic performance and/or (ii) the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties. Among the related party group, a Fortress Fund is determined to be most closely associated with, and thus is the primary beneficiary of, these VIEs because the VIE was designed to act on behalf of the Fortress Fund to make investments.  In addition, the activities of the VIE are more significant to the Fortress Fund, and in evaluating exposure to the expected losses or variability associated with the economic performance of the VIEs, in most cases the Fortress Fund holds both a majority ownership and majority economic interest in the VIE.

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

(G)
Includes entities that are VIEs because (i) the entity's equity investment at-risk is determined to be insufficient and/or (ii) the entity’s at-risk equity holders as a group lack the characteristics of a controlling financial interest because the decision making is through a management contract that is not an at-risk equity investment. Fortress is the investment manager of these entities.  Fortress is determined to be the primary beneficiary of these entities since it has both power over the activities that most significantly affect the success of the entity or impact the entity’s economic performance and has the right to receive benefits from the VIE that potentially could be significant to the entity. Included in credit hedge funds are investment vehicles formed during the second quarter of 2014. As of June 30, 2014 the investment vehicles did not hold any assets or have any debt outstanding.

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
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Fair Value of Financial Instruments

The following table presents information regarding Fortress’s financial instruments that are recorded at fair value. Investments denominated in foreign currencies have been translated at the period end exchange rate. Changes in fair value are recorded in Gains (Losses).

	Fair Value		Valuation Method
	June 30, 2014	December 31, 2013
Investment Manager
Assets (within Investments)
Newcastle, New Residential and Eurocastle common shares	$13,890	$15,387	Level 1 - Quoted prices in active markets for identical assets
Common stock of publicly traded private equity portfolio companies	1,118	63,001	Level 1 - Quoted prices in active markets for identical assets
Total equity method investments carried at fair value	$15,008	$78,388
Newcastle, New Residential and Eurocastle options	$98,583	$104,338	Level 2 - Option valuation models using significant observable inputs
Assets (within Other Assets)
Derivatives	$6,187	$9,749	Level 2 - See below
Equity Securities (A)	$22,494	$23,005	Level 1 - Quoted prices in active markets for identical assets
Liabilities (within Accrued Compensation and Benefits)
Options in affiliates granted to employees	$(18,956)	$(16,390)	Level 2 - Option valuation models using significant observable inputs
Liabilities (within Other Liabilities)
Derivatives	$(2,812)	$(1,820)	Level 2 - See below

(A)
In June 2013, Fortress made a direct investment in accounts managed by Logan Circle's growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value and classified as trading.

See Note 5 regarding the fair value of outstanding debt.

During the three months ended June 30, 2014, Fortress sold 4,190,761 shares of GAGFAH and realized a gain of approximately $44.7 million. From inception through March 31, 2014, Fortress recorded a cumulative unrealized gain of approximately $41.0 million in its investment income, resulting approximately in a $3.7 million gain in the second quarter of 2014.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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
Fortress’s derivatives (not designated as hedges) are recorded as follows:

	Balance Sheet	June 30, 2014 (or six months ended)			Maturity
	Location (A)	Fair Value	Notional Amount	Gains/(Losses) (B)	Date
Foreign exchange option contracts	Other Assets	$6,187	¥10,736,999	$(2,025)	Dec 14 - Jun 16
Foreign exchange option contracts	Other Liabilities	$(2,672)	¥22,083,718	$(1,618)	Dec 14 - Feb 17
Foreign exchange forward contracts	Other Liabilities	$(140)	¥1,776,837	$(140)	Dec 14 - Jun 16

(A)	Fortress has a master netting agreement with its counterparty.

(B)	Reflects unrealized gains (losses) related to contracts existing at period end.

The counterparty on the outstanding derivatives is Citibank N.A.

Investment Company

Investments, at fair value, consist primarily of financial instruments held by the Investment Company, and are comprised of the following:

	June 30, 2014		Percentage of
	Cost	Fair Value	Investment Company
Common stock	$64,639	$66,123	95%
Options	1,509	1,640	2%
Derivatives	—	2,252	3%
	$66,148	$70,015	100%

Investments, at fair value are predominantly concentrated in Europe at June 30, 2014.

Investment Company liabilities consist primarily of securities sold not yet purchased, at fair value and options and derivatives which are included in Other liabilities on the consolidated balance sheet.

	June 30, 2014		Percentage of
	Cost	Fair Value	Investment Company
Securities sold not yet purchased, at fair value	$28,108	$28,103	98%
Options	215	250	1%
Derivatives	—	272	1%
	$28,323	$28,625	100%

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following summarizes the assets and liabilities held by the Investment Company measured at fair value, on a recurring basis within the fair value hierarchy as of June 30, 2014.

	Financial assets as of June 30, 2014
	Level 1 (B)	Level 2 (C)	Level 3	Total
Common Stock	$66,123	$—	$—	$66,123
Options	1,635	5	—	1,640
Derivatives (A)	25	3,512	—	3,537
	$67,783	$3,517	$—	$71,300

	Financial liabilities as of June 30, 2014
	Level 1 (B)	Level 2 (C)	Level 3	Total
Securities sold not yet purchased, at fair value	$28,103	$—	$—	$28,103
Options	250	—	—	250
Derivatives (A)	—	1,557	—	1,557
	$28,353	$1,557	$—	$29,910

(A)
GAAP requires that reporting entities provide sufficient information to permit a reconciliation of the fair value measurement hierarchy disclosures to the consolidated balance sheet. The amounts presented in the table above are presented on a gross basis and, therefore, do not take into consideration rights to offset in the netting agreements. Provided these investments are held with the same legal counterparty governed by the Investment Company's standard trading agreements (the "Netting agreement"), certain balances are presented on a net basis in the consolidated balance sheet. See table below for a reconciliation between the gross and net amounts of each financial instrument type.

(B)	Level 1 - Fair value is determined using quoted unadjusted prices in active markets for identical assets or liabilities.

(C)
Level 2 - Fair value is determined using quotations received from dealers making a market for these assets or liabilities, valuations obtained from independent third-party pricing services, the use of models or other valuation methodologies based on pricing inputs that are either directly or indirectly market observable as of the measurement date.

The Investment Company's end of period derivative notional balance of $74.3 million as of June 30, 2014 is representative of its average derivative trading volume.

The Investment Company has agreements with certain counterparties with which it trades derivative instruments that contain credit-risk-related contingent features that could be triggered by certain circumstances (such as agreed upon capital balance thresholds). At times the Investment Company may have derivative instruments with counterparty credit-risk-related contingent features that are in a net liability position gross of collateral with various counterparties. If such credit-risk-related contingencies were triggered, the counterparties would have the option of terminating the agreements in the event the Investment Company was unable to renegotiate the terms of its agreements with such counterparties. Additionally, the Investment Company may be required to post collateral or settle the differences in the amount equal to the fair value of the derivative instruments less the collateral posted. During the six month period then ended June 30, 2014, no such contingencies were triggered.

The Investment Company has trading agreements with certain counterparties which do not allow the right to set off. Such amounts are presented on a gross basis in the consolidated balance sheet and in the following reconciliation. Additionally, management has elected not to net options in the consolidated balance sheet, even if the right to offset exists in the netting agreements.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following table sets forth the fair value of the Investment Company derivative contracts on a gross basis and any amount offset as permitted by the netting agreements as of June 30, 2014.

Offsetting of Financial Assets and Derivative Assets
			Net Amounts of Assets
		Gross Amounts Offset	Presented in the
	Gross Amounts of	in the Consolidated	Consolidated
	Recognized Assets as of	Balance Sheet as of	Balance Sheet as of
	June 30, 2014	June 30, 2014	June 30, 2014
Options	$1,640	$—	$1,640
Derivatives	3,537	(1,285)	2,252
	$5,177	$(1,285)	$3,892

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of Liabilities
		Offset in the	Presented in the
	Gross Amounts of	Consolidated	Consolidated
	Recognized Liabilities as of	Balance Sheet as of	Balance Sheet as of
	June 30, 2014	June 30, 2014	June 30, 2014
Options	$250	$—	$250
Derivatives	1,557	(1,285)	272
	$1,807	$(1,285)	$522

The Investment Company records written option contracts as liabilities in the consolidated balance sheet. In writing an option, the Investment Company bears the market risk of an unfavorable change in the financial instrument underlying the written option. The exercise of an option written by the Investment Company could result in the Investment Company buying or selling a financial instrument at a price higher or lower than the current fair value.

For the period from June 1, 2014 (commencement of operations) to June 30, 2014, the Investment Company wrote put and call options which may require it to purchase or sell certain investments if the written options are exercised against the Investment Company by the option holder. At June 30, 2014, the fair value of options written was $0.3 million and is included in Other liabilities in the consolidated balance sheet. The written options have expiration dates ranging from August to December 2014. The maximum payout for written put options is limited to the number of contracts written and the related strike prices, whereas the maximum payout for written call options provides no limitation and is contingent upon the number of contracts written and the market price of the underlying instruments at the date of a payout. At June 30, 2014, the Investment Company had a maximum payout amount of approximately $4.9 million relating to written put option contracts, which expire in less than 1 year. The maximum payout amount could be offset by the subsequent sale of assets obtained via the execution of a payout event. The fair value of these underlying assets of the written put options at June 30, 2014 is $5.2 million. Written call option contracts expire in less than 1 year.

Gains (losses) can be summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized gains (losses)	$(3,001)	$—	$(3,001)	$—
Net unrealized gains (losses)	3,565	—	3,565	—
	$564	$—	$564	$—

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

These gains (losses) were generated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mark to fair value on investments and options	$818	$—	$818	$—
Mark to fair value on derivatives	(254)	—	(254)	—
	$564	$—	$564	$—

5. DEBT OBLIGATIONS

Investment Manager

	Face Amount and Carrying Value		Contractual	Final	June 30, 2014
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$—	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

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

Management believes the fair value of its outstanding debt was approximately $75.1 million as of June 30, 2014 (classified as a level 3 valuation, which is based on internal models using discounted future contractual cash flows and market interest rates).

Fortress was in compliance with all of its debt covenants as of June 30, 2014. The following table sets forth the financial covenant requirements as of June 30, 2014.

	June 30, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,335	(A)
Consolidated Leverage Ratio	≤	2.00	0.23	(B)
Consolidated Interest Coverage Ratio	≥	4.00	113.99	(B)

(A)	Impacted by capital raised in funds, redemptions from funds, and valuations of fund investments. The AUM presented here is based on the definition contained in the credit agreement.

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

Fortress's compliance with its debt covenants is not impacted by or dependent on the activities of the Media Business or on the terms and conditions of the New Media Credit Agreement.

The debt obligations of the Media Business are not cross collateralized with the debt obligations of the Investment Manager. Fortress has no obligation to satisfy the liabilities of New Media. Similarly, Fortress does not have the right to make use of the assets of New Media to satisfy its obligations.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

New Media's debt obligations have no impact on the Investment Manager's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.

Non-Investment Manager

New Media Credit Agreement

On June 4, 2014, New Media Holdings II LLC (the “New Media Borrower”), a wholly owned subsidiary of New Media, entered into a credit agreement (the “New Media Credit Agreement”) among the New Media Borrower, New Media Holdings I LLC (“Holdings I”), the lenders party thereto, RBS Citizens, N.A. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint bookrunners, Credit Suisse AG, Cayman Islands Branch as syndication agent and Citizens Bank of Pennsylvania as administration agent which provides for (i) a $200.0 million senior secured term facility (the “Term Loan Facility”) and (ii) a $25.0 million senior secured revolving credit facility, with a $5.0 million sub-facility for letters of credit and a $5.0 million sub-facility for swing loans (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In addition, the New Media Borrower may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75.0 million (the "Incremental Facility") subject to certain conditions. On June 4, 2014, the New Media Borrower borrowed $200.0 million under the Term Loan Facility (the “Term Loans”). The Term Loans mature on June 4, 2020 and the maturity date for the Revolving Credit Facility is June 4, 2019.

The proceeds of the Term Loans, which included a $6.7 million original issue discount, were primarily used to repay in full all amounts outstanding under the GateHouse Credit Facilities and the Local Media Credit Facility.

Borrowings under the Term Loan Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 6.25% per annum (subject to a Eurodollar Rate floor of 1.00%) or (ii) the Base Rate (as defined in the New Media Credit Agreement), plus an applicable margin equal to 5.25% per annum (subject to a Base Rate floor of 2.00%).

Borrowings under the Revolving Credit Facility bear interest, at the New Media Borrower’s option, at a rate equal to either (i) the Eurodollar Rate, plus an applicable margin equal to 5.25% per annum or (ii) the Base Rate, plus an applicable margin equal to 4.25% per annum, with a step down based on achievement of a certain total leverage ratio.

If any borrowings under the Incremental Facility have an all-in yield more than 50 basis points greater than the Term Loans (the "Incremental Yield"), the all-in yield for the Term Loans shall be adjusted to be 50 basis points less than the Incremental Yield.

The Senior Secured Credit Facilities are unconditionally guaranteed by Holdings I and certain subsidiaries of the New Media Borrower (collectively, the “Guarantors”) and is required to be guaranteed by all future material wholly-owned domestic subsidiaries, subject to certain exceptions. All obligations under the New Media Credit Agreement are secured, subject to certain exceptions, by substantially all of the New Media Borrower’s assets and the assets of the Guarantors, including (a) a pledge of 100% of the equity interests of the New Media Borrower and the Guarantors (other than Holdings I), (b) a mortgage lien on the New Media Borrower’s material real property and that of the Guarantors and (c) all proceeds of the foregoing.

Repayments made under the Term Loans are equal to 1.0% annually of the original principal amount in equal quarterly installments for the life of the Term Loans, with the remainder due at maturity. The New Media Borrower is permitted to make voluntary prepayments at any time without premium or penalty, except in the case of prepayments made in connection with certain repricing transactions with respect to the Term Loans effected within six months of the closing date of the New Media Credit Agreement, to which a 1.00% prepayment premium applies. The New Media Borrower is required to repay borrowings under the Senior Secured Credit Facilities (without payment of a premium) with (i) net cash proceeds of certain debt obligations (except as otherwise permitted under the New Media Credit Agreement), (ii) net cash proceeds from non-ordinary course asset sales (subject to reinvestment rights and other exceptions), and (iii) commencing with New Media’s fiscal year started December 30, 2013, 100% of Excess Cash Flow (as defined in the New Media Credit Agreement), subject to step-downs to 50%, 25% and 0% of Excess Cash Flow based on achievement of a total leverage ratio of less than or equal to 3.0 to 1.0 but greater than 2.75 to 1.0; less than or equal to 2.75 to 1.0 but greater than 2.5 to 1.0; and less than or equal to 2.5 to 1.0, respectively.
The New Media Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries, including, among other

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

things, restrictions on indebtedness, liens, investments, fundamental changes, dispositions, and dividends and other distributions. The New Media Credit Agreement contains a financial covenant that requires Holdings I, the New Media Borrower and the New Media Borrower’s subsidiaries to maintain a maximum total leverage ratio of 3.25 to 1.0. The New Media Credit Agreement contains customary events of default. The foregoing description of the Senior Secured Credit Facilities are qualified in their entirety by reference to the Senior Secured Credit Facilities. The New Media Credit Agreement was amended July 17, 2014 to cure an omission.
One lender under the New Media Credit Agreement was also a lender under the GateHouse Credit Facilities. This portion of the transaction was accounted for as a modification, as the difference between the present value of the cash flows under the New Media Credit Agreement and the present value of the cash flows under the GateHouse Credit Facilities was less than 10%. The unamortized deferred financing costs of $1.9 million and original issuance discount balance of $0.9 million as of the refinance date pertaining to this lender’s portion of the GateHouse Credit Facilities will be amortized over the terms of the new facility. The remaining portion of the Gatehouse Credit Facilities and Local Media Facility debt refinancing constituted an extinguishment of debt, and was accounted for accordingly. In connection with this transaction, New Media incurred approximately $10.2 million of fees and expenses, of which $6.7 million were recognized as original issue discount and $1.7 million were recognized as deferred financing costs. These amounts were capitalized and will be amortized over the terms of the Senior Secured Credit Facilities. Additionally, New Media recorded a loss on early extinguishment of debt of $9.0 million associated with this transaction, which consisted of the write-off of unamortized deferred financing costs and other expenses not eligible for capitalization.
During the six months ended June 30, 2014, New Media paid $0.9 million of deferred financing costs related to the GateHouse Credit Facilities and Local Media Credit Facility and $1.6 million related to the New Media Credit Agreement.

GateHouse Credit Facilities

The Revolving Credit, Term Loan and Security Agreement (the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH, all of which are wholly owned subsidiaries of New Media (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provided for (i) a term loan A in the aggregate principal amount of $25.0 million, a term loan B in the aggregate principal amount of $50.0 million, and a revolving credit facility in an aggregate principal amount of up to $40.0 million.

The Term Loan and Security Agreement (the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provided for a term loan in an aggregate principal amount of $50.0 million. The GateHouse Credit Facilities were secured by a first and second priority security interest in substantially all the assets of the Loan Parties.

The GateHouse Credit Facilities were paid in full on June 4, 2014.
Local Media Credit Facility
Certain of Local Media Parent’s subsidiaries (together, the “Borrowers”) and Local Media entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Credit Facility”).
The Local Media Credit Facility provided for: (a) a $33.0 million term loan facility; and (b) a $10.0 million revolving credit facility, with a $3.0 million sub-facility for letters of credit and a $4.0 million sub-facility for swing loans. The Local Media Credit Facility was secured by a first priority security interest in substantially all assets of the Borrowers and Local Media Parent. In addition, the loans and other obligations of the Borrowers under the Local Media Credit Facility are guaranteed by Local Media Group Holdings LLC.
The Local Media Credit Facility was paid in full on June 4, 2014.
Fair Value
As of June 30, 2014, the estimated fair value of long-term debt under the New Media Credit Agreement was $200.0 million, based on discounted future contractual cash flows and a market interest rate adjusted for necessary risks, including New Media's credit

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

risk as there are no rates currently observable in publicly traded debt markets of risk with similar terms and average maturities. Accordingly, New Media's long-term debt under the New Media Credit Agreement is classified within Level 3 of the fair value hierarchy.

Payment Schedule

As of June 30, 2014, scheduled principal payments of New Media's outstanding debt are as follows:

Amount
July 1, 2014 through December 31, 2014	$500
2015	2,000
2016	2,000
2017	2,500
2018	1,500
2019	191,500
200,000
Less: Original issue discount	7,602
Total New Media debt obligations	$192,398

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

For the six months ended June 30, 2014, Fortress recorded $2.9 million to paid in capital for excess tax benefits from RSUs delivered during the period and as a financing activity on the consolidated statements of cash flows.

Based on the value of the RSUs and RPUs which vested during the six months ended June 30, 2013, Fortress estimated tax shortfalls of $26.3 million which were charged to income tax expense during the period.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current
Federal income tax expense (benefit)	$(4,384)	$(9,101)	$(4,452)	$(19,516)
Foreign income tax expense (benefit)	1,470	1,787	4,608	2,904
State and local income tax expense (benefit)	560	(467)	998	(1,100)
	(2,354)	(7,781)	1,154	(17,712)
Deferred
Federal income tax expense (benefit)	9,096	8,432	10,613	38,550
Foreign income tax expense (benefit)	(107)	(559)	676	40
State and local income tax expense (benefit)	1,281	1,074	1,467	6,564
	10,270	8,947	12,756	45,154
Total expense (benefit)	$7,916	$1,166	$13,910	$27,442

The tax effects of temporary differences have resulted in deferred income tax assets and liabilities as follows:

	June 30, 2014	December 31, 2013
Total deferred tax assets	$425,713	$421,027
Less:
Valuation allowance	(29,470)	(49,805)
Deferred tax liabilities (A)	(13,241)	(16,696)
Deferred tax assets, net	$383,002	$354,526

(A)
The deferred tax liabilities primarily relate to timing differences in the recognition of income from compensatory options received from the permanent capital vehicles. Deferred tax assets are shown net of deferred tax liabilities since they are both primarily of similar tax character and tax jurisdiction.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation Allowance at December 31, 2013	$49,805
Changes due to FIG Corp ownership change	(1,622)
Net decreases (A)	(18,713)
Valuation Allowance at June 30, 2014	$29,470

(A)
Primarily related to the write-off of certain fully reserved deferred tax assets associated with funds in the process of liquidation, offset by the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

For the six months ended June 30, 2014, a net deferred income tax provision of $0.3 million was credited to other comprehensive income, primarily related to the equity method investees. A current income tax benefit of $0.3 million was credited to paid-in capital, related to (i) dividend equivalent payments on RSUs (Note 9), as applicable, and (ii) distributions to Fortress Operating Group restricted partnership unit holders (Note 9), which are currently deductible for income tax purposes.

FIG Corp decreased its ownership in the underlying Fortress Operating Group entities during the six months ended June 30, 2014 as a result of the purchase of Class A shares from Nomura. This decrease was offset by an increase from the delivery of vested RSUs (Note 8) and the offering of Class A shares and the repurchase of an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares. As a result of this change in ownership and other factors, the deferred tax asset decreased by $10.2 million with an offsetting decrease of $2.5 million to the valuation allowance. In addition, the deferred tax asset was increased by $49.0 million related to a step-up in tax basis due to the repurchase of Fortress Operating Group units which will result in additional tax deductions, with an offsetting increase of $0.9 million to the valuation allowance, while the liability for the tax receivable agreement was increased by $39.1 million to represent 85.0% of the expected cash savings resulting

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

from the increase in tax basis deductions.  The establishment of these net deferred tax assets, net of the change in the tax receivable agreement liability, also increased additional paid-in capital.

Tax Receivable Agreement

Although the tax receivable agreement payments are calculated based on annual tax savings, for the six months ended June 30, 2014, the payments which would have been made pursuant to the tax receivable agreement, if such period was calculated by itself, were estimated to be $9.3 million.

Non-Investment Manager

Income tax expense (benefit) consists of the following:

		Period from
	Three Months Ended	February 14, 2014
	June 30, 2014	June 30, 2014
Current
Federal income expense (benefit)	$—	$—
State and local income expense (benefit)	—	—
	—	—
Deferred
Federal income expense (benefit)	(939)	(1,130)
State and local income expense (benefit)	(234)	(282)
	(1,173)	(1,412)
Total New Media income tax expense (benefit)	$(1,173)	$(1,412)
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets, included in other assets, net on the consolidated balance sheets, as of June 30, 2014 are presented below:

June 30, 2014

Definite and indefinite lived intangible assets	$84,385
Net operating losses	97,431
Other	21,646
Total deferred tax assets	203,462
Less:
Valuation allowance	(162,597)
Deferred tax liabilities (A)	(39,453)
Deferred tax assets, net	$1,412

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

For the period from February 14, 2014 to June 30, 2014, the valuation allowance decreased by $2.2 million.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

As of June 30, 2014, New Media had net operating loss carryforwards for federal and state income tax purposes of approximately $97.4 million, which are available to offset future taxable income, if any. These federal and state net operating loss carryforwards begin to expire on various dates from 2019 through 2033. The majority of the operating losses are subject to the limitations of Internal Revenue Code (the “Code”) Section 382. This section provides limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for Federal tax purposes.

As of June 30, 2014, New Media had uncertain tax positions of $1.1 million which, if recognized, would impact the effective tax rate. New Media did not record significant amounts of interest and penalties related to uncertain tax positions for the period from February 14, 2014 to June 30, 2014.

New Media does not anticipate significant increases or decreases in its uncertain tax positions within the next twelve months. New Media recognizes penalties and interest relating to uncertain tax positions in the provision for income taxes. For the period from February 14, 2014 to June 30, 2014, New Media did not recognize any accrued interest or penalties. As of June 30, 2014, of the accrued uncertain tax positions, New Media has $0.3 million of interest and penalties accrued.

New Media files a U.S. federal consolidated income tax return for which the statute of limitations remains open for the 2010 tax year and beyond. U.S. state jurisdictions have statute of limitations generally ranging from 3 to 6 years.

7. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED SUBSIDIARIES

Investment Manager

Affiliate Receivables and Payables

Due from affiliates was comprised of the following:

	Private Equity			Credit
		Permanent	Liquid Hedge	Hedge
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Other	Total
June 30, 2014
Management fees and incentive income (A)	$35,281	$28,225	$875	$2,394	$16,165	$732	$83,672
Expense reimbursements (A)	2,687	4,950	11,515	8,211	7,037	219	34,619
Expense reimbursements - FCF (B)	22,285	—	—	—	—	—	22,285
Dividends and distributions	—	405	—	—	—	—	405
Other	997	—	—	—	—	14,987	15,984
	$61,250	$33,580	$12,390	$10,605	$23,202	$15,938	$156,965

	Private Equity			Credit
		Permanent	Liquid Hedge	Hedge
	Funds	Capital Vehicles	Funds	Funds	PE Funds	Other	Total
December 31, 2013
Management fees and incentive income (A)	$41,720	$20,437	$89,400	$144,749	$18,143	$689	$315,138
Expense reimbursements (A)	2,599	4,905	6,437	7,118	14,656	64	35,779
Expense reimbursements - FCF (B)	42,972	—	—	—	—	—	42,972
Dividends and distributions	—	405	—	—	—	—	405
Other	698	—	—	—	4	12,128	12,830
	$87,989	$25,747	$95,837	$151,867	$32,803	$12,881	$407,124

(A)
Net of allowances for uncollectible management fees and expense reimbursements of $12.2 million and $6.5 million as of June 30, 2014, respectively, and of $12.2 million and $6.3 million as of December 31, 2013, respectively. Allowances are recorded as General and Administrative expenses. As of June 30, 2014, excludes $0.5 million of management fees due from New Media.

(B)	Represents expense reimbursements due to FCF, a consolidated VIE.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

As of June 30, 2014, amounts due from Fortress Funds recorded in Due from Affiliates included $31.1 million of past due management fees, excluding $12.2 million which has been fully reserved by Fortress, and $12.5 million of private equity general and administrative expenses advanced on behalf of certain Fortress Funds, excluding $6.5 million which has been fully reserved by Fortress. Although such funds are currently experiencing liquidity issues, Fortress believes the unreserved portion of these fees and reimbursable expenses will ultimately be collectible. The unreserved amounts are primarily due from a fund and the amount represents less than 5% of this fund's NAV.

Due to affiliates was comprised of the following:

	June 30, 2014	December 31, 2013
Principals - tax receivable agreement - Note 6	$280,151	$241,006
Principals - Principal Performance Payments - Note 8	14,262	45,524
Distributions payable on Fortress Operating Group units	5,839	5,160
Other	8,231	11,345
General partner liability - Note 10	42,892	41,797
	$351,375	$344,832

Other Related Party Transactions

For the six months ended June 30, 2014 and 2013, Other Revenues included approximately $1.4 million and $1.0 million, respectively, of revenues from affiliates, primarily interest and dividends.

During 2014, Fortress advanced $3.6 million to two of its senior employees who are not officers. These advances bear interest at LIBOR+4.00%. All principal and interest is due and payable no later than February 2018. In addition, three senior employees repaid advances aggregating $3.4 million.

Principals’ and Others’ Interests in Consolidated Subsidiaries

These amounts relate to equity interests in Fortress’s consolidated, but not wholly owned, subsidiaries, which are held by the Principals, employees, and others.

This balance sheet caption was comprised of the following:

	June 30, 2014	December 31, 2013
Fortress Operating Group units held by the Principals and one senior employee	$554,047	$725,424
Employee interests in majority owned and controlled fund advisor and general partner entities	62,322	62,381
Other	2,060	2,033
Total	$618,429	$789,838

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The Fortress Operating Group portion of these interests is computed as follows:

	June 30, 2014	December 31, 2013
Fortress Operating Group equity (Note 13)	$1,502,871	$1,489,701
Less: Others' interests in equity of consolidated subsidiaries (Note 13)	(64,382)	(64,414)
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	(375,749)	—
Total Fortress shareholders' equity in Fortress Operating Group	$1,062,740	$1,425,287
Fortress Operating Group units outstanding (A)	226,331,513	249,534,372
Class A shares outstanding	207,799,156	240,741,920
Total	434,130,669	490,276,292
Fortress Operating Group as a percent of total (B)	52.1%	50.9%
Equity of Fortress Operating Group units held by Principals and one senior employee	$554,047	$725,424

(A)	Held by the Principals and one senior employee; exclusive of Class A shares.

(B)	As a result, the Registrant owned 47.9% and 49.1% of Fortress Operating Group as of June 30, 2014 and December 31, 2013, respectively.

This statement of operations caption was comprised of shares of consolidated net income (loss) related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fortress Operating Group units held by the Principals and one senior employee	$40,612	$(3,352)	$45,562	$47,433
Employee interests in majority owned and controlled fund advisor and general partner entities	1,505	2,939	2,516	5,109
Other	18	53	26	75
Total	$42,135	$(360)	$48,104	$52,617

The Fortress Operating Group portion of these interests is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fortress Operating Group net income (loss) (Note 13)	$74,756	$(3,542)	$82,652	$94,627
Less: Others' interests in net income (loss) of consolidated subsidiaries (Note 13)	(1,523)	(2,992)	(2,542)	(5,184)
Adjust: Non-controlling interests in (income) loss of Non-Investment Manager - consolidated VIE	4,557	—	7,291	—
Adjust: Redeemable Non-controlling interests in (income) loss of Investment Company - consolidated VIE	(157)	—	(157)	—
Total Fortress shareholders' net income (loss) in Fortress Operating Group	$77,633	$(6,534)	$87,244	$89,443
Fortress Operating Group as a percent of total (A)	52.3%	51.3%	52.2%	53.0%
Fortress Operating Group net income (loss) attributable to the Principals and one senior employee	$40,612	$(3,352)	$45,562	$47,433

(A)	Represents the weighted average percentage of total Fortress shareholders' net income (loss) in Fortress Operating Group attributable to the Principals and one senior employee.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The purpose of this schedule is to disclose the effects of changes in Fortress’s ownership interest in Fortress Operating Group on Fortress’s equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (loss) attributable to Class A shareholders	$31,220	$(2,076)	$34,156	$12,253
Transfers (to) from the Principals' and Others' Interests:
Increase in Fortress’s shareholders’ equity for the conversion of Fortress Operating Group units by the Principals and one senior employee	—	—	—	10,143
Increase in Fortress’s shareholders’ equity for the delivery of Class A shares primarily in connection with vested RSUs and RPUs	4,359	323	4,776	9,486
Increase in Fortress's shareholders' equity for the public offering of Class A shares and repurchase of Class B shares and FOGUs	—	—	53,510	—
Decrease in Fortress's shareholders' equity for the repurchase and cancellation of Class A shares and FOGUs	—	—	(101,156)	—
Change from net income (loss) attributable to Fortress and transfers (to) from Principals’ and Others' Interests	$35,579	$(1,753)	$(8,714)	$31,882

8.	EQUITY-BASED AND OTHER COMPENSATION

Investment Manager

Fortress’s total compensation and benefits expense, including Principal Performance Payments, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity-based compensation, per below	$9,661	$10,380	$18,334	$19,975
Profit-sharing expense, per below	41,426	96,407	105,747	164,553
Discretionary bonuses	55,283	51,776	112,721	103,088
Other payroll, taxes and benefits	61,744	53,492	119,831	105,518
	$168,114	$212,055	$356,633	$393,134

Equity-Based Compensation

The following tables set forth information regarding equity-based compensation activities.

	RSUs				Restricted Shares
	Employees		Non-Employees		Issued to Directors
	Number	Value (A)	Number	Value (A)	Number	Value (A)
Outstanding at December 31, 2013	19,228,466	$4.14	14,500	$3.12	955,744	$5.41

Issued	7,409,319	7.33	237,498	7.18	89,390	7.38
Transfers	—	—	—	—	—	—
Converted to Class A shares	(4,325,825)	3.81	(7,437)	3.28	—	—
Forfeited	(1,388,622)	3.83	—	—	—	—

Outstanding at June 30, 2014 (B)	20,923,338	$5.36	244,561	$7.06	1,045,134	$5.58

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expense incurred (B)
Employee RSUs	$5,477	$6,187	$11,364	$13,287
Non-Employee RSUs	4	—	10	1
Principal Performance Payments (C)	4,180	4,193	6,960	6,687
Restricted Shares (D)	—	—	—	—
Total equity-based compensation expense	$9,661	$10,380	$18,334	$19,975

(A)	Represents the weighted average grant date estimated fair value per share or unit.

(B)
In future periods, Fortress will further recognize compensation expense on its non-vested equity based awards outstanding as of June 30, 2014 of $65.6 million, with a weighted average recognition period of 2.3 years. This does not include contingent amounts.

(C)
Accrued based on year-to-date performance; the actual number of RSUs granted are determined at year end. Based on year-to-date performance, a total of approximately 0.9 million RSUs would be awarded as Principal Performance Payments.

(D)
Certain restricted shares granted to directors are recorded in General and Administrative Expense ($0.3 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively) and therefore are not included above.

When Fortress records equity-based compensation expense it records a corresponding increase in capital.

Fortress’s management reviewed the estimated forfeiture factor as of June 30, 2014 and, based on the actual forfeiture rate incurred and the remaining vesting period of certain grants, determined that the forfeiture assumptions for certain grants required adjustment. The result of these changes in estimates did not materially impact equity-based compensation expense.

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

The expense for Principal Performance Payments was comprised of the following:

	Six Months Ended June 30, 2014
	Equity-Based Compensation	Profit Sharing Expense	Total
Private equity business	$—	$2,784	$2,784
Liquid hedge fund business	1,782	968	2,750
Credit business	5,178	9,305	14,483
Total	$6,960	$13,057	$20,017

Profit Sharing Expense

Recognized profit sharing compensation expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Private equity funds	$303	$1,796	$303	$2,135
Permanent capital vehicles	4,170	1,861	9,085	8,217
Liquid hedge funds	5,944	28,813	8,407	39,036
Credit hedge funds	19,698	32,028	35,332	50,703
Credit PE funds	5,152	18,907	39,563	44,090
Principal Performance Payments (A)	6,159	13,002	13,057	20,372
Total	$41,426	$96,407	$105,747	$164,553

(A)	Relates to all applicable segments. Accrued based on year-to-date performance; the actual payments due to each Principal are determined at year end.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Non-Investment Manager

New Media 401(K) Plan

New Media maintains the New Media Investment Group, Inc. Retirement Savings Plan (the “New Media 401(k) Plan”), which is intended to be a qualified defined contribution plan with a cash or deferred arrangement under Section 401(k) of the Code. In general, eligible employees of New Media and participating affiliates who satisfy minimum age and service requirements are eligible to participate. Eligible employees can contribute amounts up to 100% of their eligible compensation to the New Media 401(k) Plan, subject to IRS limitations. The New Media 401(k) Plan also provides for discretionary matching and nonelective contributions that can be made in separate amounts among different allocation groups. For the period ended June 30, 2014, New Media’s matching contributions to the New Media 401(k) Plan were $0.3 million. New Media did not make nonelective contributions for the six months ended June 30, 2014.

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

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The computations of basic and diluted net income (loss) per Class A share are set forth below:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Class A shares outstanding	205,351,556	205,351,556	208,688,070	208,688,070
Fully vested restricted Class A share units with dividend equivalent rights	1,431,885	1,431,885	2,653,378	2,653,378
Fully vested restricted Class A shares	1,000,310	1,000,310	986,867	986,867
Fortress Operating Group units exchangeable into Class A shares (1)	—	226,331,513	—	236,074,150
Class A restricted shares and Class A restricted share units granted to employees and directors (eligible for dividend and dividend equivalent payments) (2)	—	1,415,845	—	1,433,170
Class A restricted share units granted to employees (not eligible for dividend and dividend equivalent payments) (3)	—	9,035,738	—	9,837,501
Total weighted average shares outstanding	207,783,751	444,566,847	212,328,315	459,673,136
Basic and diluted net income (loss) per Class A share
Net income (loss) attributable to Class A shareholders	$31,220	$31,220	$34,156	$34,156
Dilution in earnings due to fully vested restricted Class A share units with dividend equivalent rights treated as outstanding Fortress Operating Group units (4)	—	—	—	—
Dividend equivalents declared on, and undistributed earnings allocated to, non-vested restricted Class A shares and restricted Class A share units (2)	(712)	(712)	(487)	(487)
Add back Principals' and others' interests in income of Fortress Operating Group, net of assumed income taxes at enacted rates, attributable to Fortress Operating Group units (1)	—	24,913	—	31,397
Net income (loss) available to Class A shareholders	$30,508	$55,421	$33,669	$65,066
Weighted average shares outstanding	207,783,751	444,566,847	212,328,315	459,673,136
Basic and diluted net income (loss) per Class A share	$0.15	$0.12	$0.16	$0.14

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share Units	13,418,337	16,786,047	12,932,088	16,266,780

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

Fortress’s dividend paying shares and units were as follows:

	Weighted Average		Weighted Average
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Class A shares (public shareholders)	205,351,556	235,941,595	208,688,070	227,741,269
Restricted Class A shares (directors)	1,000,310	900,457	986,867	888,102
Restricted Class A share units (employees) (A)	1,431,885	584,851	2,653,378	3,755,642
Restricted Class A share units (employees) (B)	7,513,984	4,970,562	6,763,630	4,259,267
Fortress Operating Group units (Principals and one senior employee)	226,331,513	249,534,372	236,074,150	249,534,372
Fortress Operating Group RPUs (one senior employee)	—	—	—	4,909,761
Total	441,629,248	491,931,837	455,166,095	491,088,413

	As of June 30, 2014	As of December 31, 2013
Class A shares (public shareholders)	206,754,022	239,786,176
Restricted Class A shares (directors)	1,045,134	955,744
Restricted Class A share units (employees) (A)	143,995	6,704
Restricted Class A share units (employees) (B)	7,513,986	5,232,536
Fortress Operating Group units (Principals and one senior employee)	226,331,513	249,534,372
Total	441,788,650	495,515,532

(A)	Represents fully vested restricted Class A share units which are entitled to dividend equivalent payments.

(B)	Represents unvested restricted Class A share units which are entitled to dividend equivalent payments.

On February 13, 2014, Fortress entered into a purchase agreement with Nomura Investment Managers U.S.A. (“Nomura”) to acquire 60,568,275 Class A shares for $363.4 million. All of the purchased Class A shares (and underlying Fortress Operating Group units) were canceled and ceased to be outstanding. As part of the purchase agreement, Fortress agreed for each year, until the third anniversary of the date of the agreement, to engage Nomura and its affiliates to provide certain financial advisory and financing services and/or pay Nomura certain annual sums in lieu thereof equal to the difference, if any, between (i) $12.0 million minus (ii) all fees earned or received by Nomura for the services provided to Fortress and its affiliates during each year.

In connection with the agreement to engage Nomura and its affiliates as described above, Fortress recorded a liability (included in Investment Manager other liabilities on the consolidated balance sheet) of approximately $30.0 million, which has been recorded as a reduction to equity as part of the repurchase of Class A shares.

In March 2014, Fortress issued and sold 23,202,859 Class A shares for approximately $186.6 million. Fortress used all of the proceeds from the sale of the Class A shares to purchase from the Principals an equivalent number of outstanding Fortress Operating Group units and an equal number of Class B shares.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Dividends and distributions during the six months ended June 30, 2014 are summarized as follows:

		Declared in Current Year
	Declared in Prior Year, Paid in Current Year	Declared and Paid	Declared but not yet Paid	Total
Dividends on Class A Shares	$—	$31,100	$—	$31,100
Dividend equivalents on restricted Class A share
units (A)	—	1,483	—	1,483
Distributions to Fortress Operating Group unit holders
(Principals and one senior employee) (B)	5,160	38,567	5,839	44,406
Total distributions	$5,160	$71,150	$5,839	$76,989

(A)
A portion of these dividend equivalents, if any, related to RSUs expected to be forfeited, is included as compensation expense in the consolidated statement of operations and is therefore considered an operating cash flow.

(B)	Fortress Operating Group made tax-related distributions to the FOG unit holders (the Principals and one senior employee).

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend was payable on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $17.2 million.

On July 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.18 per Class A share resulting in total dividends of $0.26 per Class A share for the second quarter of 2014. The dividend is payable on August 15, 2014 to holders of record of Class A shares on August 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments to holders of restricted Class A share units, is approximately $56.0 million.

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

In March 2011, a private equity fund fell into a negative equity position, after considering all of Fortress’s interests in such fund and its reserves related thereto. As described above, the amount of the negative equity was recorded, through earnings (losses) from equity method investees, by the general partner entity and is therefore included in the consolidated financial statements of Fortress. When the fund matures and is liquidated, Fortress will record a gain in the event and to the extent it does not fund this negative equity. The amount of negative equity recorded at June 30, 2014 was $42.9 million.

Litigation — Fortress is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions that existed as of June 30, 2014, individually and in the aggregate, will not materially affect Fortress’s results of operations, liquidity or financial position.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

In some cases, Fortress is named as a defendant in legal actions pertaining to one of the Fortress Funds and/or their portfolio companies. In such cases, Fortress is generally indemnified by the fund against potential losses arising from Fortress’s role as investment manager.

Private Equity Fund and Credit PE Fund Capital Commitments — Fortress has remaining capital commitments, which aggregated $153.7 million as of June 30, 2014, primarily to certain of the Fortress Funds. These commitments can be drawn by the funds on demand.

Minimum Future Rentals — Fortress is a lessee under operating leases for office space located in a number of locations worldwide.

Minimum future rental payments (excluding expense escalations) under these leases are as follows:

July 1, 2014 to December 31, 2014	$12,891
2015	25,638
2016	23,114
2017	3,182
2018	671
2019	51
Thereafter	—
Total	$65,547

Rent expense, including operating expense escalations, for the Investment Manager during the six months ended June 30, 2014 and 2013 was $11.3 million and $12.2 million, respectively, and was included in general, administrative and other expense on the consolidated statements of operations.

Non-Investment Manager

Minimum future rental payments (excluding expense escalations) related to New Media’s non-cancelable operating lease commitments are as follows:

July 1, 2014 to December 31, 2014	$2,224
2015	4,255
2016	3,811
2017	3,691
2018	2,776
2019	834
Thereafter	3,407
Total minimum lease payments	$20,998

Rent expense under operating leases for New Media for the period from February 14, 2014 to June 30, 2014 was $2.4 million and was primarily included in operating costs on the consolidated statements of operations.

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
JUNE 30, 2014
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
adding the incentive income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

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

d.	adding equity method earnings (or losses) earned by Fortress in connection with the Investment Company, which is eliminated under GAAP,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

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

(xi)	subtracting the income (or adding the loss) of the Non-Investment Manager and Investment Company allocable to the Class A shareholders, and

(xii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Fund management DE is equal to distributable earnings excluding investment-related results (specifically, investment income (loss) and interest expense) and is used by management to measure performance of the operating (management) business on a stand-alone basis. As such, fund management DE is presented with the Non-Investment Manager business and Investment Company on an unconsolidated basis. Fortress defines its segment operating margin to be equal to fund management DE divided by segment revenues.

Total segment assets are equal to total GAAP assets adjusted for:

(i)
any difference between the GAAP carrying amount of equity method investments and their carrying amount for segment reporting purposes, which is generally fair value for publicly traded investments and net asset value for nonpublic investments,

(ii)
employees’ and others’ portions of investments, which are reported gross for GAAP purposes (as assets offset by Principals’ and others’ interests in equity of consolidated subsidiaries) but net for segment reporting purposes,

(iii)	Fortress's investments in the Non-Investment Manager and Investment Company and receivables due to Fortress in connection with the related management agreements,

(iv)	total assets of the Non-Investment Manager and Investment Company,

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
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Distributable Earnings Impairment

Clawback Reserve on Incentive Income for DE Purposes

Fortress had recognized incentive income for DE purposes from certain private equity funds and credit PE funds, which are subject to contingent clawback, as of June 30, 2014:

Fund (A)	Net Intrinsic Clawback (B)	Periods in Intrinsic Clawback	Prior Year End Inception-to-Date Net DE Reserve	Current Year-to-Date Gross DE Reserve (Reversal)	Current Year-to-Date Net DE Reserve (Reversal)	Inception-to-Date Net DE Reserve	Notes
Fund II	$—	N/A	$1,334	$(1,999)	$(1,334)	$—	(C)
Fund III	45,108	26 Quarters	45,108	—	—	45,108	(D)
FRID	—	N/A	10,041	(16,447)	(10,041)	—	(E)
Total	$45,108		$56,483	$(18,446)	$(11,375)	$45,108

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

(C)
The previously recorded reserves with respect to this fund exceeded its net intrinsic clawback by approximately $1.3 million immediately prior to March 31, 2014. Based on the criteria determined by the CODM, management determined that a net reversal of $1.3 million of clawback reserve was appropriate for the three months ended March 31, 2014. The fund is in process of liquidation and no clawback exists as of June 30, 2014.

(D)	The potential clawback on this fund has been fully reserved in prior periods.

(E)	During the second quarter of 2014, Fortress returned all prior net incentive income distributions received from the fund. The fund is in liquidation and no clawback exists as of June 30, 2014.

Impairment Determination and Embedded Gain/Loss

During the six months ended June 30, 2014, Fortress recorded less than $0.1 million of impairment on its direct and indirect investments in its funds for segment reporting purposes. As of June 30, 2014, Fortress had $6.1 million of unrealized losses on certain investments that have not been recorded as impairment. As of June 30, 2014, Fortress’s share of the net asset value of its direct and indirect investments exceeded its segment cost basis by $542.9 million, representing net unrealized gains.

During the six months ended June 30, 2014, Fortress recorded an aggregate net reversal of $1.3 million of clawback reserve for DE purposes.

Fortress expects aggregate returns on its private equity funds and credit PE funds that are in an unrealized investment loss or intrinsic clawback position, after taking reserves into account, to ultimately exceed their carrying amount or breakeven point, as applicable. If such funds were liquidated at their June 30, 2014 NAV (although Fortress has no current intention of doing so), the result would be additional impairment losses and reserves for DE purposes of approximately $6.1 million.

Embedded Incentive Income

As of June 30, 2014, Fortress had $991.6 million of gross undistributed incentive income (Note 3), or $924.7 million net of intrinsic clawback. Of the $991.6 million, $56.3 million has been recognized in distributable earnings. This amount represents accrued hedge fund incentive income recorded during the six months ended June 30, 2014.

In addition, if Fortress had exercised all of its in-the-money Newcastle, New Residential, and Eurocastle options (Note 4) and sold all of the resulting shares at their June 30, 2014 closing price, it would have recorded $95.3 million of gross additional distributable earnings, or $76.6 million net of employee interests.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Segment Results of Operations

Summary financial data on Fortress’s segments is presented on the following pages, together with a reconciliation to revenues, assets and net income (loss) for Fortress as a whole. Fortress’s investments in, and earnings (losses) from, its equity method investees by segment are presented in Note 4.

 June 30, 2014 and the Six Months Then Ended

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$72,751	$30,662	$69,640	$55,333	$48,327	$22,048	$—	$—	$298,761
Incentive income	2,854	24,740	1,288	74,130	78,772	—	—	—	181,784
Segment revenues - total	$75,605	$55,402	$70,928	$129,463	$127,099	$22,048	$—	$—	$480,545
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$47,841	$23,292	$15,507	$60,294	$32,737	$(3,532)	$—	$—	$176,139
Fund management distributable earnings (loss)	$47,841	$20,508	$14,539	$52,063	$31,663	$(3,532)	$—	$—	$163,082
Pre-tax distributable earnings (loss)	$47,841	$20,508	$14,539	$52,063	$31,663	$(3,532)	$105,214	$—	$268,296
Total segment assets	$62,251	$33,663	$43,484	$65,476	$26,581	$37,247	$1,557,939	$476,707	$2,303,348
								(A)

(A)	Unallocated assets include net deferred tax assets of $383.0 million.

Three Months Ended June 30, 2014

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$36,578	$15,377	$36,162	$28,475	$23,686	$11,444	$—	$—	$151,722
Incentive income	855	20,731	1,155	42,301	12,817	—	—	—	77,859
Segment revenues - total	$37,433	$36,108	$37,317	$70,776	$36,503	$11,444	$—	$—	$229,581
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$23,444	$16,896	$7,027	$33,733	$2,577	$(1,461)	$—	$—	$82,216
Fund management distributable earnings (loss)	$23,444	$14,795	$6,601	$30,039	$2,639	$(1,461)	$—	$—	$76,057
Pre-tax distributable earnings (loss)	$23,444	$14,795	$6,601	$30,039	$2,639	$(1,461)	$95,732	$—	$171,789

(B)	See Note 8. Fund management distributable earnings (loss) is only reduced for the profit sharing component of the Principal Performance Payments.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2013

	Private Equity
		Permanent	Liquid	Credit
	Funds	Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$66,722	$30,817	$48,744	$49,954	$47,551	$17,026	$—	$—	$260,814
Incentive income	7,637	1,200	124,712	96,646	84,358	—	—	—	314,553
Segment revenues - total	$74,359	$32,017	$173,456	$146,600	$131,909	$17,026	$—	$—	$575,367
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$46,939	$14,653	$98,468	$67,832	$37,419	$(4,285)	$—	$—	$261,026
Fund management distributable earnings (loss)	$46,939	$14,653	$88,622	$57,903	$36,821	$(4,285)	$—	$—	$240,653
Pre-tax distributable earnings (loss)	$46,939	$14,653	$88,622	$57,903	$36,821	$(4,285)	$7,480	$—	$248,133
Total segment assets	$71,415	$9,302	$133,839	$85,878	$29,709	$33,775	$1,630,908	$487,017	$2,481,843

Three Months Ended June 30, 2013

	Private Equity		Liquid	Credit
	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Principal Investments	Unallocated	Fortress Subtotal
Segment revenues
Management fees	$33,834	$12,985	$25,721	$25,393	$22,360	$8,604	$—	$—	$128,897
Incentive income	4,854	1,200	92,460	63,489	36,954	—	—	—	198,957
Segment revenues - total	$38,688	$14,185	$118,181	$88,882	$59,314	$8,604	$—	$—	$327,854
Fund management distributable earnings (loss) before Principal Performance Payments (B)	$25,376	$4,211	$71,099	$42,533	$16,391	$(3,236)	$—	$—	$156,374
Fund management distributable earnings (loss)	$25,376	$4,211	$63,989	$36,609	$16,422	$(3,236)	$—	$—	$143,371
Pre-tax distributable earnings (loss)	$25,376	$4,211	$63,989	$36,609	$16,422	$(3,236)	$4,270	$—	$147,641

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Reconciling items between segment measures and GAAP measures:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fund management distributable earnings	$76,057	$143,371	$163,082	$240,653
Investment income (loss)	96,598	5,970	106,752	11,459
Interest expense	(866)	(1,700)	(1,538)	(3,979)
Pre-tax distributable earnings	171,789	147,641	268,296	248,133

Adjust incentive income
Incentive income received from private equity funds and credit PE funds, subject to contingent repayment	(13,672)	(36,955)	(79,627)	$(85,319)
Incentive income received from third parties, subject to contingent repayment	—	—	(86)	—
Incentive income accrued from private equity funds and credit PE funds, not subject to contingent repayment	23,859	7,584	53,362	34,379
Incentive income received from private equity funds and credit PE funds, not subject to contingent repayment	—	(4,854)	—	(4,854)
Incentive income from hedge funds, subject to annual performance achievement	(25,784)	(132,413)	(56,278)	(191,832)
Incentive income received from the sale of shares related to options	(1,485)	—	(1,485)	—
Reserve for clawback, gross (see discussion above)	—	—	(1,999)	(1,823)
	(17,082)	(166,638)	(86,113)	(249,449)
Adjust other income
Distributions of earnings from equity method investees**	(47,122)	(4,290)	(56,349)	(8,844)
Earnings (losses) from equity method investees**	19,602	25,329	37,216	59,216
Equity method (earnings) losses earned by Fortress in the Investment Company	(226)	—	(226)	—
Gains (losses) on options in equity method investees	(1,088)	(5,695)	(5,871)	23,745
Gains (losses) on other investments	(41,599)	1,055	(46,632)	12,540
Impairment of investments (see discussion above)	38	514	64	727
Adjust income from the receipt of options	1,604	10,096	1,604	36,470
	(68,791)	27,009	(70,194)	123,854
Adjust employee, Principal and director compensation
Adjust employee, Principal and director equity-based compensation expense (including permanent capital vehicle options assigned)	(7,811)	(12,265)	(21,131)	(28,354)
Adjust employee portion of incentive income from private equity funds and credit PE funds, accrued prior to the realization of incentive income	2,039	—	3,174	655
	(5,772)	(12,265)	(17,957)	(27,699)

Adjust amortization of intangible assets and impairment of goodwill and intangible assets	(11)	(11)	(22)	(22)
Adjust non-controlling interests related to Fortress Operating Group units	(40,612)	3,352	(45,562)	(47,433)
Adjust tax receivable agreement liability	—	—	—	(7,739)
Adjust income taxes - Investment Manager	(7,961)	(1,164)	(13,945)	(27,392)
Adjust consolidated Non-Investment Manager income (loss) allocable to Class A Shareholders	(566)	—	(573)	—
Adjust consolidated Investment Company income (loss) allocable to Class A Shareholders	226	—	226	—
Total adjustments	(140,569)	(149,717)	(234,140)	(235,880)

Net Income (Loss) Attributable to Class A Shareholders	31,220	(2,076)	34,156	12,253
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	42,135	(360)	48,104	52,617
Redeemable non-controlling interests in Income (Loss) of Consolidated Investment Company	157	—	157	—
Non-controlling interests in Income (Loss) of Consolidated Non-Investment Manager	(4,557)	—	(7,291)	—
Net Income (Loss) (GAAP)	$68,955	$(2,436)	$75,126	$64,870

 ** This adjustment relates to all of the private equity and credit PE Fortress Funds and hedge fund special investment accounts in which Fortress has an investment.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

June 30, 2014
Total segment assets	$2,303,348
Adjust equity investments from segment carrying amount	(42,564)
Adjust investments gross of employees’ and others’ portion	40,165
Adjust goodwill and intangible assets to cost	(22,778)
Accrued incentive income subject to annual performance achievement	(56,278)
Less: Fortress's investment in and receivables from Non-Investment Manager - consolidated VIE	(1,453)
Less: Fortress's investment in and receivables from Investment Company - consolidated VIE	(50,238)
Add: Total assets of consolidated Non-Investment Manager	661,820
Add: Total assets of consolidated Investment Company	123,375
Total assets (GAAP)	$2,955,397

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment revenues	$229,581	$327,854	$480,545	$575,367
Adjust management fees	435	125	727	250
Adjust management fees for Non-Investment Manager - consolidated VIE	(1,464)	—	(2,229)	—
Adjust management fees for Investment Company - consolidated VIE	—	—	—	—
Adjust incentive income	(17,373)	(166,638)	(86,403)	(249,449)
Adjust income from the receipt of options	1,604	10,096	1,604	36,470
Adjust other revenues (including expense reimbursements)*	56,049	51,637	110,933	104,791
Add: Total revenues - consolidated Non-Investment Manager	158,433	—	232,254	—
Add: Total revenues - consolidated Investment Company	48	—	48	—
Total revenues (GAAP)	$427,313	$223,074	$737,479	$467,429

* Segment revenues do not include GAAP other revenues, except to the extent they represent management fees or incentive income; such revenues are included elsewhere in the calculation of distributable earnings.

Fortress’s depreciation and amortization expense by segment was as follows. Amortization expense, related to intangible assets, is not a component of distributable earnings.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Private Equity		Liquid	Credit
Three Months Ended June 30,	Funds	Permanent Capital Vehicles	Hedge Funds	Hedge Funds	PE Funds	Logan Circle	Unallocated	Total
2014
Depreciation	$404	$196	$1,974	$1,376	$275	$82	$719	$5,026
Amortization	—	—	—	—	—	11	—	11
Total	$404	$196	$1,974	$1,376	$275	$93	$719	$5,037

2013
Depreciation	$385	$147	$510	$1,415	$46	$65	$775	$3,343
Amortization	—	—	—	—	—	11	—	11
Total	$385	$147	$510	$1,415	$46	$76	$775	$3,354

Six Months Ended June 30,
2014
Depreciation	$798	$378	$3,227	$2,777	$475	$168	$1,493	$9,316
Amortization	—	—	—	—	—	22	—	22
Total	$798	$378	$3,227	$2,777	$475	$190	$1,493	$9,338

2013
Depreciation	$739	$272	$979	$2,758	$149	$124	$1,550	$6,571
Amortization	—	—	—	—	—	22	—	22
Total	$739	$272	$979	$2,758	$149	$146	$1,550	$6,593

12.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

For additional subsequent events, see Note 9.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

13.	CONSOLIDATING FINANCIAL INFORMATION

The following consolidating financial information presents the balance sheet, statement of operations and statement of cash flows for Fortress Operating Group (on a combined basis), FOE II (New) LP, Certain Consolidated Entities (Non-Investment Manager and Investment Company) and Fortress Investment Group LLC (including its consolidated subsidiaries other than those within Fortress Operating Group) on a deconsolidated basis, as well as the related eliminating entries for intercompany balances and transactions, which sum to Fortress Investment Group’s consolidated financial statements as of, and for the six months ended June 30, 2014.

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

The consolidating balance sheet information is as follows:

	As of June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Assets
Investment Manager
Cash and cash equivalents	$236,807	$831	$—	$—	$4,974	$—	$242,612
Due from affiliates	155,573	2,112	—	(720)	5,361	(5,361)	156,965
Investments	1,170,606	175	—	(51,457)	508,693	(508,693)	1,119,324
Investments in options	98,583	—	—	—	—	—	98,583
Deferred tax asset, net	—	—	—	—	383,002	—	383,002
Other assets	154,947	227	—	(36)	14,578	—	169,716
Investment Company - consolidated VIE
Cash and cash equivalents	—	—	11,878	—	—	—	11,878
Receivables from brokers and counterparties	—	—	41,302	—	—	—	41,302
Investments, at fair value	—	—	70,015	—	—	—	70,015
Other assets	—	—	180	—	—	—	180
	1,816,516	3,345	123,375	(52,213)	916,608	(514,054)	2,293,577
Non-Investment Manager - consolidated VIE
Cash and cash equivalents	—	—	31,347	—	—	—	31,347
Fixed assets, net	—	—	258,498	—	—	—	258,498
Goodwill	—	—	119,502	—	—	—	119,502
Intangible assets, net	—	—	144,475	—	—	—	144,475
Other assets, net	—	—	107,998	—	—	—	107,998
	—	—	661,820	—	—	—	661,820
Total Assets	$1,816,516	$3,345	$785,195	$(52,213)	$916,608	$(514,054)	$2,955,397

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	As of June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Liabilities and Equity
Investment Manager
Accrued compensation and benefits	$197,202	$2,191	$—	$—	$—	$—	$199,393
Due to affiliates	76,584	232	—	(232)	280,152	(5,361)	351,375
Deferred incentive income	256,842	—	—	—	—	—	256,842
Debt obligations payable	75,000	—	—	—	—	—	75,000
Other liabilities	84,299	85	—	—	—	—	84,384
Investment Company - consolidated VIE
Due to brokers and counterparties	—	—	7,305	—	—	—	7,305
Securities sold not yet purchased, at fair value	—	—	28,103	—	—	—	28,103
Other liabilities	—	—	800	—	—	—	800
	689,927	2,508	36,208	(232)	280,152	(5,361)	1,003,202
Non-Investment Manager - consolidated VIE
Deferred revenue	—	—	31,866	—	—	—	31,866
Debt obligations payable	—	—	192,398	—	—	—	192,398
Accrued expenses and other liabilities	—	—	60,856	(488)	—	—	60,368
	—	—	285,120	(488)	—	—	284,632
Total Liabilities	689,927	2,508	321,328	(720)	280,152	(5,361)	1,287,834

Commitments and Contingencies

Redeemable Non-controlling Interests, Investment Company - consolidated VIE	—	—	—	36,929	—	—	36,929

Equity
Paid-in capital	5,731,162	3,575	470,784	(470,958)	2,055,456	(5,734,563)	2,055,456
Retained earnings (accumulated deficit)	(4,662,455)	(2,738)	(6,917)	6,787	(1,416,932)	4,665,323	(1,416,932)
Accumulated other comprehensive income (loss)	(6,500)	—	—	—	(2,068)	6,500	(2,068)
Total Fortress shareholders' equity (D)	1,062,207	837	463,867	(464,171)	636,456	(1,062,740)	636,456
Principals' and others' interests in equity of consolidated subsidiaries	64,382	—	—	—	—	554,047	618,429
Non-controlling interests in equity of Non-Investment Manager - consolidated VIE	—	—	—	375,749	—	—	375,749
Total Equity	1,126,589	837	463,867	(88,422)	636,456	(508,693)	1,630,634
Total Liabilities, Redeemable Non-controlling Interests and Equity	$1,816,516	$3,345	$785,195	$(52,213)	$916,608	$(514,054)	$2,955,397

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes the Principals’ (and one senior employee's) equity in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of operations information is as follows:

	Six Months Ended June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Revenues
Investment Manager
Management fees: affiliates	$263,468	$2,287	$—	$(2,229)	$—	$—	$263,526
Management fees: non-affiliates	35,107	231	—	—	—	—	35,338
Incentive income: affiliates	94,693	—	—	—	—	—	94,693
Incentive income: non-affiliates	687	—	—	—	—	—	687
Expense reimbursements: affiliates	87,331	15,517	—	—	—	—	102,848
Expense reimbursements: non-affiliates	5,062	—	—	—	—	—	5,062
Other revenues (affiliate portion disclosed in Note 7)	3,023	—	—	—	—	—	3,023
Investment Company - consolidated VIE
Interest and divided income	—	—	48	—	—	—	48
	489,371	18,035	48	(2,229)	—	—	505,225
Non-Investment Manager - consolidated VIE
Advertising	—	—	139,673	—	—	—	139,673
Circulation	—	—	68,246	—	—	—	68,246
Commercial printing and other	—	—	24,335	—	—	—	24,335
	—	—	232,254	—	—	—	232,254
Total Revenues	489,371	18,035	232,302	(2,229)	—	—	737,479

Expenses
Investment Manager
Compensation and benefits	339,136	17,497	—	—	—	—	356,633
General, administrative and other	78,976	816	—	—	(1)	—	79,791
Depreciation and amortization	9,304	34	—	—	—	—	9,338
Interest expense	1,539	1	—	—	98	—	1,638
Investment Company - consolidated VIE
Other	—	—	219	—	—	—	219
	428,955	18,348	219	—	97	—	447,619
Non-Investment Manager - consolidated VIE
Operating Costs	—	—	131,533	—	—	—	131,533
General, administrative and other	—	—	78,754	(2,229)	—	—	76,525
Depreciation and amortization	—	—	15,347	—	—	—	15,347
Interest expense	—	—	6,294	—	—	—	6,294
Loss on extinguishment of debt	—	—	9,047	—	—	—	9,047
	—	—	240,975	(2,229)	—	—	238,746
Total Expenses	428,955	18,348	241,194	(2,229)	97	—	686,365

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Other Income (Loss)
Investment Manager
Gains (losses) (affiliate portion disclosed in Note 4)	(6,755)	—	—	(121)	—	—	(6,876)
Tax receivable agreement liability adjustment	—	—	—	—	—	—	—
Earnings (losses) from equity method investees	43,048	—	—	(226)	41,682	(41,682)	42,822
Investment Company - consolidated VIE
Gains (losses)	—	—	564	—	—	—	564
Total Other Income (Loss)	36,293	—	564	(347)	41,682	(41,682)	36,510

Income (Loss) Before Income Taxes	96,709	(313)	(8,328)	(347)	41,585	(41,682)	87,624
Income tax benefit (expense) - Investment Manager	(6,491)	10	—	—	(7,429)	—	(13,910)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	—	—	1,412	—	—	—	1,412
Total Income Tax Benefit (Expense)	(6,491)	10	1,412	—	(7,429)	—	(12,498)
Net Income (Loss)	$90,218	$(303)	$(6,916)	$(347)	$34,156	$(41,682)	$75,126
Allocation of Net Income (Loss)
Principals' and Others' Interests in Income (Loss) of Consolidated Subsidiaries	2,542	—	—	—	—	45,562	48,104
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	—	—	—	157	—	—	157
Non-controlling Interests in Income (Loss) of Non- Investment Manager - consolidated VIE	—	—	—	(7,291)	—	—	(7,291)
Net Income (Loss) Attributable to Class A Shareholders (D)	87,676	(303)	(6,916)	6,787	34,156	(87,244)	34,156
	$90,218	$(303)	$(6,916)	$(347)	$34,156	$(41,682)	$75,126

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

(D)	Includes net income (loss) attributable to the Principals’ (and one senior employee’s) interests in the Fortress Operating Group column, which is eliminated in consolidation.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The consolidating statement of cash flows information is as follows:

	Six Months Ended June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Cash Flows From Operating Activities
Net income (loss)	$90,218	$(303)	$(6,916)	$(347)	$34,156	$(41,682)	$75,126
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Investment Manager
Depreciation and amortization	9,304	34	—	—	—	—	9,338
Other amortization and accretion (included in interest expense)	390	—	—	—	—	—	390
(Earnings) losses from equity method investees	(43,048)	—	—	226	(41,682)	41,682	(42,822)
Distributions of earnings from equity method investees	51,204	—	—	—	—	—	51,204
(Gains) losses	6,755	—	—	121	—	—	6,876
Deferred incentive income	(53,362)	—	—	—	—	—	(53,362)
Deferred tax (benefit) expense	580	—	—	—	12,176	—	12,756
Options received from affiliates	(1,604)	—	—	—	—	—	(1,604)
Tax receivable agreement liability adjustment	—	—	—	—	—	—	—
Equity-based compensation	18,334	—	—	—	—	—	18,334
Options in affiliates granted to employees	2,566	—	—	—	—	—	2,566
Other	(764)	—	—	—	—	—	(764)
Investment Company - consolidated VIE
(Gains) losses	—	—	(564)	—	—	—	(564)
Non-Investment Manager - consolidated VIE
Depreciation and amortization	—	—	15,347	—	—	—	15,347
Loss on extinguishment of debt	—	—	5,949	—	—	—	5,949
Amortization of deferred financing costs (included in interest expense)	—	—	563	—	—	—	563
Other	—	—	437	—	—	—	437
Cash flows due to changes in
Investment Manager
Due from affiliates	3,394	(248)	—	489	—	—	3,635
Other assets	39,729	231	—	—	(6,787)	—	33,173
Accrued compensation and benefits	(185,453)	(94)	—	—	—	—	(185,547)
Due to affiliates	(30,340)	1	—	—	91	—	(30,248)
Deferred incentive income	59,128	—	—	—	—	—	59,128
Other liabilities	5,518	24	—	—	(1,517)	—	4,025
Investment Company - consolidated VIE
Purchases of investments and payments to cover securities sold not yet purchased	—	—	(144,313)	—	—	—	(144,313)
Proceeds from sale of investments and securities sold not yet purchased	—	—	126,240	—	—	—	126,240
Receivables from brokers and counterparties	—	—	(41,302)	—	—	—	(41,302)
Other assets	—	—	(2,686)	—	—	—	(2,686)
Due to brokers and counterparties	—	—	7,305	—	—	—	7,305
Other liabilities	—	—	550	—	—	—	550

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIE
Other assets	—	—	(3,200)	—	—	—	(3,200)
Deferred revenue	—	—	(202)	—	—	—	(202)
Accrued expenses and other liabilities	—	—	(6,898)	(489)	—	—	(7,387)
Net cash provided by (used in) operating activities	(27,451)	(355)	(49,690)	—	(3,563)	—	(81,059)
Cash Flows From Investing Activities
Investment Manager
Contributions to equity method investees	(56,015)	—	—	50,003	(32,100)	32,100	(6,012)
Distributions of capital from equity method investees	321,085	—	—	—	36,079	(36,079)	321,085
Purchase of equity securities	(7,217)	—	—	—	—	—	(7,217)
Proceeds from sale of equity securities	74,922	—	—	—	—	—	74,922
Purchase of fixed assets	(4,176)	—	—	—	—	—	(4,176)
Purchase of software and technology-related assets	(25,976)	—	—	—	—	—	(25,976)
Non-Investment Manager - consolidated VIE
Existing cash on consolidation date	—	—	23,845	—	—	—	23,845
Purchase of fixed assets	—	—	(1,171)	—	—	—	(1,171)
Acquisitions, net of cash acquired	—	—	(8,026)	—	—	—	(8,026)
Other	—	—	181	—	—	—	181
Net cash provided by (used in) investing activities	302,623	—	14,829	50,003	3,979	(3,979)	367,455
Cash Flows From Financing Activities
Investment Manager
Repayments of debt obligations	(50,000)	—	—	—	—	—	(50,000)
Borrowings under debt obligations	125,000	—	—	—	—	—	125,000
Proceeds from public offering (Note 9)		—	—	—	186,551	—	186,551
Repurchase of Class B shares (Note 9)	—	—	—	—	(186,551)	—	(186,551)
Issuance (purchase) of Class A shares (RSU settlements)	(32,100)	—	—	—	32,100	—	—
Repurchase of Class A shares (Note 9)	(363,260)	(150)	—	—	—	—	(363,410)
Capital contributions (distributions)	32,100	—	—	—	—	(32,100)	—
Dividends and dividend equivalents paid	(37,562)	—	—	—	(31,100)	36,079	(32,583)
Principals' and others' interests in equity of consolidated subsidiaries - contributions	3,670	—	—	—	—	—	3,670
Principals' and others' interests in equity of consolidated subsidiaries - distributions	(78,833)	—	—	—	—	—	(78,833)
Excess tax benefits from delivery of RSUs	—	—	—	—	2,931	—	2,931
Investment Company - consolidated VIE
Redeemable non-controlling interests - contributions	—	—	66,256	(50,003)	—	—	16,253

Continued on next page.

FORTRESS INVESTMENT GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Six Months Ended June 30, 2014
	Fortress Operating Group Combined (A)	FOE II (New) LP	Certain Consolidated Entities (B)	Fortress Operating Group Eliminations	Fortress Investment Group LLC Consolidated (C)	Elimination Adjustments	Fortress Investment Group LLC Consolidated
Non-Investment Manager - consolidated VIE
Repayments of debt obligations	—	—	(185,989)	—	—	—	(185,989)
Borrowings under debt obligations	—	—	200,343	—	—	—	200,343
Payment of debt issuance costs	—	—	(2,524)	—	—	—	(2,524)
Net cash provided by (used in) financing activities	(400,985)	(150)	78,086	(50,003)	3,931	3,979	(365,142)
Net Increase (Decrease) in Cash and Cash Equivalents	(125,813)	(505)	43,225	—	4,347	—	(78,746)
Cash and Cash Equivalents, Beginning of Period	362,620	1,336	—	—	627	—	364,583
Cash and Cash Equivalents, End of Period	$236,807	$831	$43,225	$—	$4,974	$—	$285,837
Cash and Cash Equivalents - Investment Manager, End of Period	$236,807	$831	$—	$—	$4,974	$—	$242,612
Cash and Cash Equivalents - Investment Company - consolidated VIE, End of Period	$—	$—	$11,878	$—	$—	$—	$11,878
Cash and Cash Equivalents - Non- Investment Manager - consolidated VIE, End of Period	$—	$—	$31,347	$—	$—	$—	$31,347

(A)	Excluding FOE II (New) LP and certain consolidated entities.

(B)	Comprised of the Investment Company and Non-Investment Manager.

(C)	Other than Fortress Operating Group.

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

Overview

Our Business

Fortress is a leading, highly diversified global investment management firm with approximately $63.8 billion in AUM as of June 30, 2014. Fortress applies its deep experience and specialized expertise across a range of investment strategies — private equity, credit, liquid markets and traditional fixed income — on behalf of approximately 1,600 institutional clients and private investors worldwide. We earn management fees based on the amount of capital we manage, incentive income based on the performance of our alternative investment funds, and investment income (loss) from our principal investments. We continue to invest capital in our alternative investment businesses.

The performance of our funds was mixed in the first six months of 2014, with strong performances in some funds and weakness in others, and overall our operating results were up slightly in comparison to the first six months of 2013. In addition, we have continued capital raising within our funds and we have improved our capital structure by repurchasing Class A shares at a discount to their market price. For more information about these topics, please refer to “— Performance of our Funds,” “— Assets Under Management,” and “— Liquidity and Capital Resources” below.

As of June 30, 2014, we managed the following businesses:

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

Liquid Hedge Funds — a business that manages approximately $7.9 billion of AUM. These funds invest globally in fixed income, currency, equity and commodity markets and related derivatives to capitalize on imbalances in the financial markets. In addition, this segment includes an endowment style fund, which invests in Fortress Funds, funds managed by external managers, and direct investments; a fund that primarily focuses on an international "event driven" investment strategy, particularly in Europe, Asia-Pacific and Latin America; and a fund that seeks to generate returns by executing a positively convex investment strategy.

Credit Funds — a business that manages approximately $13.0 billion of AUM comprised of two business segments: (i) credit hedge funds which make highly diversified investments in direct lending, corporate debt and securities, portfolios and orphaned assets, real estate and structured finance on a global basis and throughout the capital structure, with a value orientation, as well as non-Fortress originated funds for which Fortress has been retained as manager as part of an advisory business; and (ii) credit private equity (“PE”) funds which are comprised of a family of “credit opportunities” funds focused on investing in distressed and undervalued assets, a family of ''long dated value'' funds focused on investing in undervalued assets with limited current cash flows and long investment horizons, a family of “real assets” funds focused on investing in tangible and intangible assets in four principal categories (real estate, capital assets, natural resources and intellectual property), a family of Asia funds, including Japan real estate funds and an Asian investor based global opportunities fund, and a family of real estate opportunities funds, as well as certain sector-specific funds with narrower investment mandates tailored for the applicable sector.

Logan Circle — our traditional asset management business, which has approximately $29.1 billion of AUM, provides institutional clients actively managed investment solutions across a broad spectrum of fixed income and growth equity strategies. Logan Circle's core fixed income products cover the breadth of the maturity and risk spectrums, including short, intermediate and long duration, core/core plus, investment grade credit, high yield and emerging market debt. Logan Circle's growth equities investment business is focused on investing and managing concentrated portfolios of publicly traded U.S. equities.

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

Non-Investment Manager - New Media
We consolidated New Media Investment Group Inc. (“New Media”) beginning in February 2014. We entered into a management agreement with New Media pursuant to which we receive annual management fees and incentive income. We determined that New Media qualified as a variable interest entity (“VIE”) and, upon the completion of the distribution of New Media's common shares, that we were the primary beneficiary. Therefore, in addition to our asset management business (disclosed under Investment Manager in our financial statements), we also consolidate New Media, a newly listed company primarily focused on investing in a high quality portfolio of local media assets (disclosed under Non-Investment Manager in our financial statements and also referred to as the “Media Business”). As of June 30, 2014, Fortress owned approximately 0.25% of New Media's outstanding common stock.
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

2)	Cash.

3)	Amounts due from our funds for fees and expense reimbursements.

4)	Deferred tax assets, which relate to potential future tax benefits. This asset is not tangible - it was not paid for and does not represent a receivable or other claim on assets.

5)	Media related assets of New Media, a consolidated VIE.

6)	Assets of the Investment Company, a consolidated VIE.

Our liabilities consist primarily of the following:

1)	Debt owed under our credit facility or other debt obligations (if any).

2)	Accrued compensation, generally payable to employees shortly after year-end.

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

5)	Media related liabilities of New Media, a consolidated VIE.

6)	Liabilities of the Investment Company, a consolidated VIE.

Management, in considering the liquidity and health of the company, mainly focuses on the following aspects of the consolidated balance sheet:

1)	Expected cash flows from funds, including the potential for incentive income.

2)	Cash on hand.

3)	Collectibility of receivables.

4)	Current amounts due under our credit facility or other debt obligations (if any).

5)	Other current liabilities, primarily accrued compensation.

6)	Financial covenants under our debt obligations.

7)	Likelihood of clawback of incentive income.

Income Statement

Our revenues and other income consist primarily of the following:

1)	Fees and expense reimbursements from our funds, including management fees, which are based on the size of the funds, and incentive income, which is based on the funds' performance.

2)	Returns on our investments in the funds.

3)	Advertising, circulation and commercial printing revenues related to New Media.

4)	Interest and dividends related to the Investment Company, a consolidated VIE.

Our expenses consist primarily of the following:

1)	Employee compensation paid in cash, including profit sharing compensation.

2)
Equity-based compensation, which is not paid in cash but has a dilutive effect when it vests because it results in additional shares being issued. (This amount is broken out from total compensation in the compensation footnote in our consolidated financial statements.)

3)	Other general and administrative expenses and interest expense.

4)	Taxes.

5)	New Media related operating expenses and interest expense.

6)	Expenses relating to the Investment Company, a consolidated VIE.

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

For additional information regarding the Investment Company see Note 1 and Note 4 to our consolidated financial statements.

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

Global markets have been impacted by an overall challenging environment characterized by uncertainty and absence of clear trends. This environment, however, combined with lower volatility, can create positive dynamics for equity and debt markets generally, which have been up in the second quarter continuing into June. This was supported by significant easing from the European Central Bank, which also contributed to ongoing reduction in volatility. In addition, markets continue to focus on the path of U.S. monetary policy as an indicator of the likely direction of global interest rates and have begun to focus on inflation as well. The Federal Reserve began tapering its asset purchase program in January 2014 and is expected to end it in the fall. It is unclear what action the Federal Reserve may take after tapering, given uneven growth and the levels of unemployment and inflation, which may be close or over targets by year-end. Although the U.S. economy appears to be recovering, the recovery has been subject to intermittent disruptions, such as the U.S. government shutdown in the fall of 2013, and uneven growth, with weakness is some areas, such as consumer spending, and improvement in others, such as the labor market. These disruptions together with inconsistent economic data points have made the recovery’s progress more difficult to assess. This imbalance presents a challenge for the Federal Reserve and, given the uncertainty of a broader recovery, markets could potentially become more sensitive to key economic data points and indications by the Federal Reserve of their revised policy. While markets are expected to continue to be optimistic, they will be looking for clarity from the Federal Reserve and other central banks and governments and indicators of growth performance.

In the Eurozone, the European Central Bank adopted a wide ranging package of easing measures which exceeded market expectations. It decreased its refinancing and deposit rates, took liquidity enhancing measures aimed at increasing funding for the non-financial sector through a series of targeted long-term refinancing operations, and announced its intention to pursue asset-backed securities asset purchases. While this was important for continued Eurozone recovery, growth and economic recovery remains uneven across regions and, in general, at a more gradual pace than that of the U.S. Although we believe sovereign risk has decreased in the Eurozone, inflation remains below the European Central Bank's price stability mandate, which makes the Eurozone vulnerable to another external shock and creates uncertainty over its capacity to regain competitiveness. Prospects for a more politically-stable Eurozone were moving in a positive direction, with the potential for political crisis largely on the regional level, but increasing geopolitical risk relating to the Ukraine could impact the broader Eurozone. The broader Eurozone is also likely to face difficult discussions around additional support packages and restructuring of financial institutions. Our hedge funds hold actively-traded long and short positions, with frequently changing levels of exposure, in the debt of several European sovereignties. Based on the positions held by our funds as of June 30, 2014, there was not a material risk to the performance of the company under typical market stress scenarios. However, the investments held by certain of our funds could be material to the individual performance of such funds and, therefore, our reputation.

In Japan, the underlying performance of the economy following the implementation of the consumption tax increase has been in line with expectations and the Bank of Japan continues to implement its easing policy, without indicating whether they will accelerate or decelerate from the aggressive pace initiated earlier. Before the end of the year, we expect the Bank of Japan to be more explicit on continuing its asset purchase policy into 2015. GDP for the first half of the year will be an important gauge of the economy, which will be a key consideration in contemplating a second consumption tax increase in October, which we expect will occur together with additional fiscal stimulus. These dynamics contributed to declines in the Japanese equity market so far this year, after increases in 2013. In addition, the Bank of Japan continues to express confidence that it remains on track to achieve its inflation targets for the year. We believe this will require additional monetary easing beyond what the Bank of Japan pre-announced a year ago.

The overall view on emerging markets remains mixed. On the one hand, emerging markets may have renewed surge in inflows given the European Central Bank’s measures, but on the other hand, higher rates in the U.S. are expected eventually. In Brazil, the October 2014 elections are likely to be extremely polarizing, which may increase uncertainty. Markets are also cautious given Brazil’s vulnerability to an eventual increase in rates by the Federal Reserve.

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

•
Improved economic conditions over the last several years, including relatively low interest rates, have benefited our business in a number of ways, including, but not limited to, a strong financing environment that has enabled our private equity funds and their portfolio companies to secure long-term financing, refinance debt at attractive levels, raise public and private equity capital and improve portfolio company profitability. Improving economic conditions and higher valuations in private equity funds have also contributed to their ability to launch new investment vehicles and raise capital for them. While improved conditions have created a more challenging environment for identifying new investments, we continue to deploy meaningful amounts of new capital.

•
Following a period of deleveraging, that resulted in significant opportunities for investors with sufficient capital to acquire assets at reduced prices, near-term investment opportunities have become more sporadic in nature given pricing and market dynamics. However, potential opportunities exist, particularly where access to capital is restricted and in Europe where economies may remain uncertain.

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

Solving for funding gaps and historically low interest rates have caused pension plans and other institutional investors to look to alternative investments in order to increase the yield on their investments. As a result, the amount of capital being invested into the alternative investment sector appears to have increased significantly in the first half of 2014 and the outlook for 2014 remains positive. However, certain investors appear to have become increasingly focused on the liquidity and redemption terms of alternative investment funds and have expressed a desire to have the ability to redeem or otherwise liquidate their investments in a more rapid time frame than what is permitted under the terms of many existing funds. Investors in long-term, locked-up (i.e., “private equity style”) funds have engaged in longer, more intensive and detailed due diligence procedures prior to making commitments to invest in such funds, which has led to the general perception across the alternative asset management industry that capital raising for long-term capital will require longer time periods, a greater commitment of capital raising resources and will generally be more difficult overall than it was previously. Moreover, some investors are increasingly shifting to managed accounts with fee structures that are less favorable to us.

The factor which most directly impacts our results is our investment performance relative to our competitors, including products offered by other alternative asset managers. As illustrated in “- Performance of Our Funds” below, we have generated strong returns in some funds and weaker returns in others, and the performance of our more recent vintage private equity funds has rebounded significantly since 2008, with slight increases in the first half of 2014. As illustrated in “- Assets Under Management” below, we have been able to raise additional capital in our funds, including existing hedge funds and permanent capital vehicles. However, our ongoing ability to raise capital for new and existing funds will be a function of investors' assessment of our investment performance relative to that of our competition in the current market environment, as well as other factors.

The strength of the industries or sectors in which our funds have concentrated investments, or in which variable interest entities that we consolidate operate.

Our private equity funds, as well as certain of our managed accounts, currently have significant investments in companies whose assets are concentrated in the following industries and sectors: financial services (particularly loan servicing and consumer finance), transportation and infrastructure, gaming, real estate (including Florida commercial real estate and German residential real estate), and senior living. The overall performance of our funds may be affected by market conditions and trends related to these industries and sectors. Within the financial services industry, regulatory pressures on the banks combined with a gradually improving economy resulted in a positive market for non-bank financial institutions domestically, though regulatory focus on non-bank financial institutions may increase in the future. Worldwide growth in trade and transportation continued to expand in the first quarter of 2014 albeit at a more modest pace than in the previous years. The senior living sector benefited during the first half from a recovery in housing prices and favorable consolidation and supply/demand dynamics. European markets have presented opportunities for distressed investments in country specific markets such as Italy.

We believe that unfolding developments in the U.S. residential housing market are generating significant investment opportunities. The residential mortgage industry is undergoing major structural changes that are transforming the way mortgages are originated, owned and serviced. In particular, we believe that mortgage servicing rights, excess mortgage servicing rights and other servicing related investments present an attractive investment opportunity. Nationstar Mortgage Holdings Inc. ("Nationstar") is a mortgage servicer, which is majority owned by our Fortress Funds, and New Residential Investment Corp. ("New Residential"), which is managed by Fortress, and the MSR Opportunities Funds have made significant investments in excess MSRs and other servicing related assets. The timing, size and potential returns of future investments in this sector may differ from prior investments due to increased competition and other factors.

Our macro liquid hedge funds actively trade in global markets.  Overall performance for the first half of 2014 has been negative, with losses resulting from a decline in Japanese equities and long position in the U.S. Dollar, which offset profits that were recognized in emerging markets and European credit. Global market conditions and trends formed around them are always subject to change as are the positions held by our liquid hedge funds.

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

Assets Under Management

We measure AUM by reference to the fee paying assets we manage. Our AUM has changed as a result of the factors set forth in the table below (in millions):

	Private Equity		Liquid Hedge Funds	Credit (I)
	Funds (I)	Permanent Capital Vehicles		Hedge Funds	PE Funds	Logan Circle	Total

AUM December 31, 2013	$12,036	$3,547	$7,398	$5,856	$7,527	$25,386	$61,750
Capital raised (A)	—	171	1,825	357	—	—	2,353
Increase in invested capital	216	59	—	15	298	—	588
Redemptions (B)	—	—	(876)	(36)	—	—	(912)
RCA distributions (C)	—	—	—	(307)	—	—	(307)
Return of capital distributions (D)	(2,154)	(84)	(37)	(28)	(984)	—	(3,287)
Adjustment for capital reset (E)	—	—	—	—	—	—	—
Crystallized incentive income (F)	—	—	(129)	(160)	—	—	(289)
Net client flows (traditional)	—	—	—	—	—	2,207	2,207
Income (loss) and foreign exchange (G)	43	(3)	(314)	387	57	1,540	1,710
AUM June 30, 2014 (H)	$10,141	$3,690	$7,867	$6,084	$6,898	$29,133	$63,813

(A)	Includes offerings of shares by the permanent capital vehicles, if any.

(B)	Excludes redemptions which reduced AUM subsequent to June 30, 2014. Redemptions are further detailed below.

(C)
Represents distributions from (i) assets held within redeeming capital accounts (“RCA”) in our Drawbridge Special Opportunities Funds, which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized, and (ii) the Value Recovery Funds.

(D)
For private equity and credit PE funds, return of capital distributions are based on realization events. Such distributions include, in the case of private equity and credit PE funds that are in their capital commitment periods, recallable capital distributions. For credit hedge funds, return of capital distributions include income distributions from Fortress Japan Income Fund. For permanent capital vehicles, return of capital distributions represent the portion of dividends paid and categorized as return of capital.

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

(I)
As of June 30, 2014, the private equity funds and credit funds had approximately $2.3 billion and $5.1 billion of uncalled and recallable capital, respectively, that will become assets under management if deployed/called, of which an aggregate of $1.7 billion is only available for follow-on investments, management fees and other fund expenses.

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

Redemption notices and return of capital requests received from fee-paying investors, and related payments which are made in periods after notices are received, are shown in the table below.

Redemption Notices / Return of Capital Requests Received and Outstanding through June 30, 2014 (in thousands):

Notice Receipt Period	Liquid Hedge Fund Redemption Notices Received	Payments Made with Respect to those Notices - Inception to Date	Liquid Hedge Fund Remaining Outstanding Notices		Credit Hedge Fund Return of Capital Requests Received	Payments Made with Respect to those Requests - Inception to Date (C)	Credit Hedge Fund Remaining Outstanding Notices
2014	$1,160,840	$341,122	$819,678		$751	$—	$751
2013	957,414	981,914	—		157,251	101,382	60,574
2012	1,482,907	1,483,319	—		248,402	187,961	99,237
Prior			—	(A)			455,184	(A)
			$819,678	(B)			$615,746	(B)

(A)	Includes all prior periods with notices / requests that are still outstanding as of period end.

(B)
For liquid hedge funds, reflects $511.7 million to be paid primarily within one quarter and $308.0 million to be paid in the first quarter of 2015. For credit hedge funds, reflects $0.8 million to be paid within one quarter and approximately $614.9 million in RCAs to be paid as the underlying investments are realized. Excludes any notices received from investors whose status has changed from fee-paying to non-fee-paying subsequent to notice receipt.

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

Performance of Our Funds

The performance of our funds has been as follows (dollars in millions):

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	June 30, 2014
Private Equity
Private Equity Funds that Report IRR’s
Fund I	Nov-99	Closed May-13	$—	$—	25.7%
Fund II	Jul-02	In Liquidation	—	—	35.5%
Fund III	Sep-04	Jan-15	767	1,225	6.6%
Fund III Coinvestment	Nov-04	Jan-15	49	101	1.9%
Fund IV	Mar-06	Jan-17	2,383	2,983	2.7%
Fund IV Coinvestment	Apr-06	Jan-17	349	473	(0.9)%
Fund V (E)	May-07	Feb-18	3,903	2,774	4.4%
Fund V Coinvestment (E)	Jul-07	Feb-18	485	601	(6.5)%
GAGACQ Coinvestment Fund (GAGFAH)	Sep-04	In Liquidation	—	—	19.4%
FRID (GAGFAH)	Mar-05	In Liquidation	—	786	(0.3)%
FRIC (Brookdale)	Mar-06	In Liquidation	—	160	(1.6)%
FICO (Intrawest)	Aug-06	Jan-17	—	—	(100.0)%
FHIF (Holiday)	Dec-06	Jan-17	1,015	1,083	6.8%
FECI (Florida East Coast/Flagler)	Jun-07	Feb-18	426	437	(0.1)%
WWTAI	Jul-11	Jan-25	330	148	(C)
MSR Opportunities Fund I A	Aug-12	Aug-22	231	195	(C)
MSR Opportunities Fund I B	Aug-12	Aug-22	58	49	(C)
MSR Opportunities Fund II A	Jul-13	Jul-23	44	—	(C)
MSR Opportunities Fund II B	Jul-13	Jul-23	1	—	(C)
MSR Opportunities MA I	Jul-13	Jul-23	10	—	(C)
Italian NPL Opportunities Fund	Dec-13	Aug-24	12	—	(C)
Continued on next page.

			AUM		Returns (B)
						Six Months Ended
	Inception		June 30,		Inception	June 30,
Name of Fund	Date	Maturity Date (A)	2014	2013	to Date (D)	2014	2013
Private Equity - Permanent Capital Vehicles
Newcastle Investment Corp.	Jun-98	Permanent	$1,381	$1,486	N/A	8.4%	7.7%
New Residential Investment Corp.	May-13	Permanent	1,366	1,204	N/A	11.1%	8.3%
Eurocastle Investment Limited	Oct-03	Permanent	553	526	N/A	7.0%	N/A
New Media Investment Group Inc.	Feb-14	Permanent	390	—	N/A	N/A	N/A

Liquid Hedge Funds
Drawbridge Global Macro Funds (A)	Jun-02	Redeemable	261	340	8.0%	(6.0)%	12.8%
Fortress Macro Funds	May-09	Redeemable	1,507	1,856	6.7%	(5.9)%	13.2%
Fortress Macro MA1	Nov-11	Redeemable	331	299	9.4%	(6.1)%	13.8%
Fortress Partners Fund LP (A)	Jul-06	Redeemable	490	547	2.9%	3.2%	0.1%
Fortress Partners Offshore Fund LP (A)	Nov-06	Redeemable	475	644	3.3%	3.1%	2.2%
Fortress Asia Macro Funds	Mar-11	Redeemable	2,812	1,258	10.3%	(5.4)%	12.9%
Fortress Convex Asia Funds	May-12	Redeemable	136	85	(5.4)%	(3.7)%	0.7%
Fortress Redwood Fund LTD	Aug- 13	Redeemable	574	—	(C)	(C)	N/A

Credit Hedge Funds
Drawbridge Special Opp’s Fund LP (F)	Aug-02	PE style redemption	4,172	3,844	11.7%	5.8%	9.4%
Drawbridge Special Opp’s Fund LTD (F)	Aug-02	PE style redemption	1,307	1,195	11.4%	3.8%	10.5%
Worden Fund	Jan-10	PE style redemption	220	223	12.4%	4.4%	9.1%
Worden Fund II	Aug-10	PE style redemption	38	34	10.7%	3.4%	8.4%
Japan Income Fund	Dec-13	Redeemable	15	—	(C)	(C)	N/A
Value Recovery Funds and related assets	(G)	Non-redeemable	324	458	(G)	(G)	(G)

Continued on next page.

			AUM		Returns (B)
	Inception		June 30,		Inception to
Name of Fund	Date	Maturity Date (A)	2014	2013	June 30, 2014
Credit PE Funds
Credit Opportunities Fund	Jan-08	Oct-20	$580	$722	25.7%
Credit Opportunities Fund II	Jul-09	Jul-22	623	737	18.9%
Credit Opportunities Fund III	Sep-11	Mar-24	1,379	785	(C)
FCO Managed Accounts	Sep-08 to Oct-10	Apr-22 to Jun-24	1,027	805	19.8%
FCO Managed Accounts (C)	Apr-12 to Jun-12	Mar-24 to Mar-27	470	566	(C)
Long Dated Value Fund I	Apr-05	Apr-30	170	185	5.2%
Long Dated Value Fund II	Nov-05	Nov-30	121	153	4.1%
Long Dated Value Fund III	Feb-07	Feb-32	81	104	8.5%
LDVF Patent Fund	Nov-07	Nov-27	3	16	11.9%
Real Assets Fund	Jun-07	Jun-17	70	86	8.3%
Japan Opportunity Fund	Jun-09	Jun-19	367	425	27.9%
Japan Opportunity Fund II (Dollar)	Dec-11	Dec-21	714	713	(C)
Japan Opportunity Fund II (Yen)	Dec-11	Dec-21	723	739	(C)
Net Lease Fund I	Jan-10	Feb-20	4	74	21.2%
Global Opportunities Fund	Sep-10	Sep-20	265	271	11.8%
Life Settlements Fund	Dec-10	Dec-22	84	210	(C)
Life Settlements Fund MA	Dec-10	Dec-22	7	18	(C)
Real Estate Opportunities Fund	May-11	Sep-24	171	76	13.9%
Real Estate Opportunities REOC Fund	Oct-11	Oct-23	33	17	(C)
Subtotal - all funds			33,307	31,716
Managed accounts			1,373	1,497
Total - Alternative Investments			34,680	33,213
Logan Circle			29,133	21,397
Total (H)			$63,813	$54,610

(A)
For funds with a contractual maturity date, maturity date represents the final contractual maturity date including the assumed exercise of extension options, which in some cases require the approval of the applicable fund advisory board. The permanent capital vehicles are considered to have permanent equity as they have an indefinite life and no redemption terms. Investor capital in the liquid hedge funds and the Fortress Partners Funds is generally redeemable at the option of the fund investors; however, a substantial portion of the Drawbridge Global Macro Funds' and Fortress Partner Funds' investor capital is not redeemable by its investors and such capital will only be distributed as underlying assets are realized, in accordance with their governing documents. The Drawbridge Special Opportunities Funds and Worden Funds may pay redemptions over time, as the underlying investments are realized, in accordance with their governing documents (“PE style redemption”). The Value Recovery Funds generally do not allow for redemptions, but are in the process of realizing their remaining investments in an orderly liquidation. Management notes that funds which had a term of three years or longer at inception, funds which have permanent equity, funds which have a PE style redemption and funds which do not allow for redemptions aggregated approximately 77% of our alternative investment AUM as of June 30, 2014.

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
For permanent capital vehicles, returns represent the current dividend yield which is calculated by annualizing the most recently declared base dividend and dividing the result by the closing stock price for the period. Eurocastle Investment Limited ("Eurocastle") did not declare a dividend during the six months ended June 30, 2013. New Media did not declare a dividend during the six months ended June 30, 2014. Excludes the impact of special dividends declared in connection with REIT compliance, which may increase returns. There can be no assurance regarding the permanent capital vehicles' respective dividend yields, which may fluctuate meaningfully as a result of changes in the amount of dividends paid in the future and/or changes in their respective stock prices.
For liquid and credit hedge funds, returns represent net returns after taking into account any fees borne by the funds for a “new issue eligible,” single investor class as of the close of business on the last date of the relevant period. Specific performance may vary based on, among other things, whether fund investors are invested in one or more special investments.

(C)
These funds had no successor fund formed and either (a) were in their investment or commitment periods and had capital, other than recallable capital, remaining to invest, or (b) had less than one year elapsed from their inception, through the end of these periods.

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

(H)
In addition to the funds listed, Fortress manages NIH, FPRF and Mortgage Opportunities Funds I and II. Such funds are excluded from the table because they did not include any fee paying assets under management at the end of the periods presented. Fund I, Fund II, FRID, FRIC, GAGACQ Coinvestment Fund (GAGFAH) and FICO (Intrawest) had zero AUM as of June 30, 2014 and 2013, but for purposes of continuity of presentation, the returns of these funds have been left in the table.

Results of Operations

The following is a discussion of our results of operations as reported under GAAP. For a detailed discussion of distributable earnings, revenues and expenses from each of our segments, see “— Segment Analysis” below.

The results of operations of Fortress’s asset management business are disclosed in the table below under the Investment Manager caption, including the Investment Company. The results of operations of New Media, a consolidated VIE, are disclosed in the table below under the Non-Investment Manager caption. See Notes 1 and 4 to our consolidated financial statements for information on consolidation of the Investment Company, New Media, and other variable interest entities.

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2014	2013		$2014	2013	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Revenues
Investment Manager
Management fees: affiliates	$263,526	$267,364	$(3,838)	$134,581	$123,762	$10,819
Management fees: non-affiliates	35,338	30,170	5,168	17,716	15,355	2,361
Incentive income: affiliates	94,693	62,242	32,451	60,442	30,885	29,557
Incentive income: non-affiliates	687	2,863	(2,176)	44	1,434	(1,390)
Expense reimbursements: affiliates	102,848	100,007	2,841	51,662	49,341	2,321
Expense reimbursements: non-affiliates	5,062	2,848	2,214	2,614	1,477	1,137
Other revenues	3,023	1,935	1,088	1,773	820	953
Investment Company - consolidated VIE
Interest and dividend income	48	—	48	48	—	48
	505,225	467,429	37,796	268,880	223,074	45,806
Non-Investment Manager - consolidated VIE
Advertising	139,673	—	139,673	95,837	—	95,837
Circulation	68,246	—	68,246	46,102	—	46,102
Commercial printing and other	24,335	—	24,335	16,494	—	16,494
	232,254	—	232,254	158,433	—	158,433
Total Revenues	737,479	467,429	270,050	427,313	223,074	204,239

Expenses
Investment Manager
Compensation and benefits	356,633	393,134	(36,501)	168,114	212,055	(43,941)
General, administrative and other expense (including depreciation and amortization)	89,129	73,248	15,881	47,005	36,011	10,994
Interest expense	1,638	4,078	(2,440)	947	1,783	(836)
Investment Company - consolidated VIE
Other	219	—	219	219	—	219
	447,619	470,460	(22,841)	216,285	249,849	(33,564)
Non-Investment Manager - consolidated VIE
Operating costs	131,533	—	131,533	87,960	—	87,960
General, administrative and other expense (including depreciation and amortization)	91,872	—	91,872	61,543	—	61,543
Interest expense	6,294	—	6,294	4,160	—	4,160
Loss on extinguishment of debt	9,047	—	9,047	9,047	—	9,047
	238,746	—	238,746	162,710	—	162,710
Total Expenses	686,365	470,460	215,905	378,995	249,849	129,146

	Six Months Ended June 30,		Variance	Three Months Ended June 30,		Variance
	2014	2013		$2014	2013	$
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Other Income (Loss)
Investment Manager
Gains (losses)	(6,876)	38,075	(44,951)	4,368	(3,200)	7,568
Tax receivable agreement liability adjustment	—	(7,739)	7,739	—	—	—
Earnings (losses) from equity method investees	42,822	65,007	(22,185)	22,448	28,705	(6,257)
Investment Company - consolidated VIE
Gains (losses)	564	—	564	564	—	564
Total Other Income (Loss)	36,510	95,343	(58,833)	27,380	25,505	1,875

Income (Loss) Before Income Taxes	87,624	92,312	(4,688)	75,698	(1,270)	76,968
Income tax benefit (expense) - Investment Manager	(13,910)	(27,442)	13,532	(7,916)	(1,166)	(6,750)
Income tax benefit (expense) - Non-Investment Manager - consolidated VIE	1,412	—	1,412	1,173	—	1,173
Total Income Tax Benefit (Expense)	(12,498)	(27,442)	14,944	(6,743)	(1,166)	(5,577)
Net Income (Loss)	$75,126	$64,870	$10,256	$68,955	$(2,436)	$71,391
Allocation of Net Income (Loss)
Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries	48,104	52,617	(4,513)	42,135	(360)	42,495
Redeemable Non-controlling Interests in Income (Loss) of Investment Company - consolidated VIE	157	—	157	157	—	157
Non-controlling Interests in Income (Loss) of Non-Investment Manager - consolidated VIE	(7,291)	—	(7,291)	(4,557)	—	(4,557)
Net Income (Loss) Attributable to Class A Shareholders	34,156	12,253	21,903	31,220	(2,076)	33,296
	$75,126	$64,870	$10,256	$68,955	$(2,436)	$71,391

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

Average fee paying AUM, based on a simple quarterly average, was as follows (in millions):

	Private Equity
Six Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
June 30, 2014	$11,318	$3,567	$7,668	$5,969	$7,135	$27,037	$62,694
June 30, 2013	$10,935	$3,251	$5,670	$5,682	$7,166	$21,340	$54,044

	Private Equity
Three Months Ended	Funds	Permanent Capital Vehicles	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds	Logan Circle	Total
June 30, 2014	$10,960	$3,577	$7,803	$6,026	$6,939	$27,863	$63,168
June 30, 2013	$11,097	$3,047	$5,976	$5,690	$6,874	$21,667	$54,351

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

In July 2012, Fortress formed a senior living property management subsidiary which has agreements to manage certain senior living properties, most of which are owned by Newcastle Investment Corp. ("Newcastle").  For these services, Fortress receives management fees based on a percentage of revenues from the properties.

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

Employees

Fund Management and Investment Platform

In order to accommodate the demands of our funds' investment portfolios, we have created investment platforms, which are comprised primarily of our people, financial and operating systems and supporting infrastructure. Expansion of our investment platform historically required increases in headcount, consisting of newly hired investment professionals and support staff, as well as leases and associated improvements to corporate offices to house the increasing number of employees, and related augmentation of systems and infrastructure. Our headcount changed from 1,035 asset management employees as of June 30, 2013, to 1,127 asset management employees as of June 30, 2014. Additionally, as of June 30, 2014 we have 1,267 employees at the senior living properties that we manage (whose compensation expense is reimbursed to us by the owners of the facilities) compared to 986 such employees as of June 30, 2013.

Non-Investment Manager

As of June 30, 2014, New Media had approximately 5,552 employees, consisting of hourly and salaried employees. New Media employs union personnel at a number of their core publications representing approximately 695 employees. As of June 30, 2014, there were 27 collective bargaining agreements covering union personnel. Most of New Media's unionized employees work under collective bargaining agreements that expire in 2014.

Revenues

Six months ended June 30

Total revenues were $737.5 million for the six months ended June 30, 2014, a net increase of $270.1 million, compared to $467.4 million for the six months ended June 30, 2013. The increase in revenues was primarily attributable to an increase of $232.3 million from the Media Business as a result of the consolidation of New Media beginning February 14, 2014, and an increase of $37.8 million in Investment Manager revenues.

The increase in Investment Manager revenues of $37.8 million was primarily attributable to (i) an increase of $32.5 million in incentive income from affiliates, (ii) an increase of $5.2 million in management fees from non-affiliates, (iii) an increase of $2.8 million in expense reimbursements from affiliates and (iv) an increase of $2.2 million in expense reimbursements from non-affiliates. These increases were partially offset by a decrease in management fees from affiliates of $3.8 million and a decrease in incentive income from non-affiliates of $2.2 million.

The increase in incentive income from affiliates of $32.5 million was primarily attributable to (i) an increase of $22.1 million in crystallized incentive income recognized from the permanent capital vehicles, primarily relating to New Residential, (ii) an increase of $11.9 million in incentive income from our credit PE funds, primarily due to an increase in deemed tax distributions, which are no longer subject to clawback, and (iii) an increase of $11.6 million of incentive income recognized from Fund II as a result of a realization event during the six months ended June 30, 2014, which resulted in the recognition of income as certain contingencies for repayment were resolved. These increases were partially offset by (i) a decrease of $4.9 million of incentive income recognized in the prior period from the liquidation of Fund I in May 2013, (ii) a net decrease of $5.5 million primarily as a result of a decrease of crystallized incentive income from liquid hedge fund redemptions in the six months ended June 30, 2014 as compared to the prior period and (iii) a decrease of $2.8 million in incentive income earned from our credit hedge funds primarily due to a decrease in incentive income recognized from the Worden Funds and a decrease in incentive income earned on distributions from the Drawbridge Special Opportunities Funds' redeeming capital accounts (or “RCA”), which represent accounts where investors have provided withdrawal notices and are subject to payout as underlying fund investments are realized.

The increase in management fees from non-affiliates of $5.2 million was primarily related to an increase in average fee paying AUM, based on a simple quarterly average, of $5.7 billion and $0.2 billion in Logan Circle and our liquid hedge fund managed accounts, respectively.

The increase in expense reimbursements from affiliates of $2.8 million is primarily related to an increase in operating expenses eligible for reimbursement from the funds, for the six months ended June 30, 2014 as compared to the prior comparative period.

The increase in expense reimbursements from non-affiliates of $2.2 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

The decrease in management fees from affiliates of $3.8 million was mainly due to a decrease of $34.9 million in management fees resulting from permanent capital vehicle options granted to Fortress during the six months ended June 30, 2014 as compared to the prior period. This decrease was partially offset by a net increase of $31.4 million in our liquid hedge funds, private equity funds and credit hedge funds, respectively, as a result of increases in average fee paying AUM, based on a simple quarterly average, of $1.8 billion, $0.4 billion and $0.3 billion, respectively.

The $2.2 million decrease in incentive income from non-affiliates was primarily related to a decrease in crystallized incentive income of $2.4 million from our liquid hedge fund managed accounts, as compared with the prior period.

Expenses

Six months ended June 30

Expenses were $686.4 million for the six months ended June 30, 2014, a net increase of $215.9 million, compared to $470.5 million for the six months ended June 30, 2013. The increase was primarily attributable to $238.7 million of expenses from the Media Business as a result of the consolidation of New Media beginning February 14, 2014, offset by a decrease of $22.8 million in Investment Manager expenses. The decrease in Investment Manager expenses is primarily due to a decrease in compensation and benefits of $36.5 million and a decrease in interest expense of $2.4 million. These decreases were partially offset by an increase in general, administrative and other expenses (including depreciation and amortization) of $15.9 million.

Total compensation and benefits decreased primarily due to (i) a $58.8 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, credit PE funds, private equity funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, and (ii) a $1.6 million decrease in equity-based compensation. These decreases were partially offset by (i) a $14.3 million increase in payroll, taxes and benefits as a result of a increase in headcount, and (ii) a $9.6 million increase in discretionary bonus accruals.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $6.6 million in professional fees, (ii) an increase of $6.6 million in general and other expenses and (iii) an increase of $2.7 million in depreciation and amortization expenses.

The decrease in interest expense of $2.4 million primarily relates to a decrease in the average outstanding Investment Manager debt balance and average interest rate for the six months ended June 30, 2014, as compared to the prior period.

Revenues

Three months ended June 30

Total revenues were $427.3 million for the three months ended June 30, 2014, a net increase of $204.2 million, compared to $223.1 million for the three months ended June 30, 2013. The increase in revenues was primarily attributable to an increase of $158.4 million from the Media Business as a result of the consolidation of New Media beginning February 14, 2014 and an increase of $45.8 million in Investment Manager revenues.

The increase in Investment Manager revenues of $45.8 million was primarily attributable to (i) an increase in incentive income from affiliates of $29.6 million, (ii) an increase in management fees from affiliates of $10.8 million, (iii) an increase in management fees from non-affiliates of $2.4 million, (iv) an increase of $2.3 million in expense reimbursements from affiliates and (v) an increase of $1.1 million in expense reimbursements from non-affiliates. These increases were partially offset by a decrease of $1.4 million in incentive income from non-affiliates.

The increase in incentive income from affiliates of $29.6 million was primarily attributable to an increase of $22.1 million of incentive income recognized from Fund II as a result of a realization event during the three months ended June 30, 2014, which resulted in the recognition of income as certain contingencies for repayment were resolved and an increase of $18.0 million in crystallized incentive income recognized from our permanent capital vehicles primarily relating to New Residential. These increases were partially offset by a decrease of $4.9 million of incentive income recognized in the prior period from the liquidation of Fund I in May 2013 and a net decrease of $3.8 million in crystallized incentive income from our liquid hedge funds primarily as a result of a decrease of redemptions in the three months ended June 30, 2014 as compared to the prior period.

The increase in management fees from affiliates of $10.8 million was due to an increase of $19.3 million primarily in our liquid hedge funds, permanent capital vehicles and credit hedge funds as a result of increases in the average management fee paying AUM, based on a simple quarterly average, of $1.8 billion, $0.5 billion, and $0.3 billion, respectively. These increases were partially offset by a decrease of $8.5 million in management fees resulting from a decrease of permanent capital vehicle options granted to Fortress during the three months ended June 30, 2014, as compared to the prior period.

The increase in management fees from non-affiliates of $2.4 million was primarily related to an increase in average management fee paying AUM, based on a simple quarterly average, of $6.3 billion in Logan Circle.

The increase in expense reimbursements from affiliates of $2.3 million is primarily related to an increase in operating expenses eligible for reimbursement from the funds, for the three months ended June 30, 2014 as compared to the prior comparative period.

The increase in expense reimbursements from non-affiliates of $1.1 million was primarily related to an increase in operating expenses eligible for reimbursements from our managed accounts.

The decrease in incentive income from non-affiliates of $1.4 million relates to a decrease in crystallized incentive income from liquid hedge fund managed accounts.

Expenses

Three months ended June 30

Expenses were $379.0 million for the three months ended June 30, 2014, a net increase of $129.1 million, compared to $249.8 million for the three months ended June 30, 2013. The increase was primarily attributable to $162.7 million of expenses from the Media Business as a result of the consolidation of New Media beginning February 14, 2014, partially offset by a decrease of $33.6 million in Investment Manager expenses. The decrease in Investment Manager expenses is primarily due to a decrease in compensation and benefits of $43.9 million. The decrease was partially offset by an increase in general, administrative and other expenses (including depreciation and amortization) of $11.0 million.

Total compensation and benefits decreased primarily due to (i) a $55.0 million decrease in profit-sharing expenses primarily related to our liquid hedge funds, credit hedge funds, credit PE funds and Principal Performance Payments, as a result of changes in the performance of relevant funds and the amount of profit sharing interests held by employees in the respective periods, and (ii) a $0.7 million decrease equity-based compensation. These decreases were partially offset by (i) a $8.3 million increase in payroll, taxes and benefits as a result of an increase in headcount and (ii) a $3.5 million increase in discretionary bonus accruals.

The increase in general, administrative and other expenses was primarily due to (i) an increase of $4.2 million in professional fees, (ii) an increase of $5.1 million in general and other expenses and (iii) an increase of $1.7 million in depreciation and amortization expenses.

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

In future periods, we will further recognize non-cash compensation expense on our non-vested equity-based awards outstanding as of June 30, 2014 of $65.6 million with a weighted average recognition period of 2.3 years.

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

Other Income (Loss)

Six months ended June 30

Other Income (Loss) was $36.5 million for the six months ended June 30, 2014, a net decrease of $58.8 million, compared to $95.3 million for the six months ended June 30, 2013. This decrease is primarily related to (i) losses of $2.0 million in the fair value of options and common stock in our permanent capital vehicles and publicly traded private equity portfolio companies for the six months ended June 30, 2014, as compared to gains of $33.0 million in the prior comparative period, resulting in a net decrease of $34.9 million, (ii) a net decrease of $22.2 million in earnings from equity method investees primarily with respect to our investments in our private equity funds, liquid hedge funds, credit hedge funds and credit PE funds for the six months ended June 30, 2014 relative to the prior comparative period, (iii) a decrease of $9.0 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts, and (iv) unrealized losses of $2.3 million associated with the fair value of our holdings of digital currency. These decreases were partially offset by the recognition of a $7.7 million expense in the first quarter of 2013 associated with an increase in the tax receivable agreement liability and a $0.8 million increase relating to our trading securities.

Three months ended June 30

Other Income (Loss) was $27.4 million for the three months ended June 30, 2014, a net increase of $1.9 million, compared to $25.5 million for the three months ended June 30, 2013. This increase is primarily related to (i) gains of $1.7 million in the fair value of options and common stock in our permanent capital vehicles and publicly traded private equity portfolio companies for the three months ended June 30, 2014, as compared to losses of $5.6 million in the prior comparative period, resulting in a net increase of $7.3 million, (ii) unrealized gains of $3.9 million associated with the fair value of our holdings of digital currency, (iii) $0.7 million increase relating to our trading securities, and (iv) $0.6 million increase relating to Investment Company gains. These increases were partially offset by (i) a net decrease of $6.3 million in earnings from equity method investees primarily with respect to our investments in our credit PE funds, private equity funds and credit hedge funds, partially offset by an increase in liquid hedge funds for the three months ended June 30, 2014 relative to the prior comparative period, and (ii) a decrease of $4.4 million in the fair value of the derivatives held, primarily Japanese Yen foreign exchange contracts.

Income Tax Benefit (Expense)

Six months ended June 30

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the six months ended June 30, 2014 and 2013, Fortress recognized income tax expense (benefit) for the Investment Manager of $13.9 million and $27.4 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

For the period from February 14, 2014 to June 30, 2014, New Media recognized an income tax benefit of $1.4 million.

Three months ended June 30

Fortress has recorded a significant deferred tax asset. A substantial portion of this asset is offset by a liability associated with the tax receivable agreement with our Principals. This deferred tax asset is further discussed under “— Critical Accounting Policies” below and the tax receivable agreement is discussed in our consolidated financial statements included herein.

For the three months ended June 30, 2014 and 2013, Fortress recognized income tax expense (benefit) for the Investment Manager of $7.9 million and $1.2 million, respectively. The primary reasons for changes in income tax expense (benefit) are (i) changes in annual taxable income and related foreign and state income taxes (and forecasts thereof which are used to calculate the tax provision during interim periods), (ii) changes in the mix of businesses producing income, which may be subject to tax at different rates, and related changes in our structure, and (iii) the tax impact of RSUs and RPUs that vested and were delivered at a value substantially less than their original value.

Factors that impacted the period-over-period change in the Investment Manager's income tax expense (benefit) are detailed as follows:

Comparative Periods
Six Months Ended June 30, 2014 vs. 2013
Change in pre-tax income applicable to Class A Shareholders (A)	$(524)
Change in foreign and state income taxes	(661)
Change in mix of business (B)	653
Change in deferred tax asset-impact of equity compensation vesting (C)	(23,364)
Change in deferred tax asset valuation allowance and related adjustments (D)	11,577
Other	(1,213)
Total change (E)	$(13,532)

(A)
Changes in pre-tax income applicable to Class A shareholders are caused by changes in the pre-tax income of Fortress Operating Group and by changes in the Class A shareholders’ ownership interest in Fortress Operating Group.

(B)
For the first six months of 2014 a greater proportion of our total income was subject to corporate tax, as compared to the first six months of 2013. In 2013, we generated more unrealized gains and certain other income, which income is passed directly to shareholders, increasing the proportion of our total income which was not subject to corporate tax and thereby reducing the proportion which was subject to corporate income tax.

(C)	This factor changes based on the amount of equity-based compensation delivered in a given year and the stock price on the date of delivery.

(D)
Primarily related to the write-off of certain fully reserved deferred tax assets associated with funds in the process of liquidation, offset by the change in the portion of the deferred tax asset that would be realized in connection with future capital gains.

(E)
Interim period tax provisions are based on estimates, including estimates of full year taxable amounts, and are therefore subject to significant judgment and uncertainty. This can result in significant variability from period to period and comparability may be limited.

For the three months ended June 30, 2014, New Media recognized an income tax benefit of $1.2 million.

Redeemable Non-controlling Interests in Income (Loss)

Beginning June 1, 2014, Redeemable Non-controlling Interests in Income (Loss) of Investment Company were recognized by us as a result of the consolidation of the Investment Company, representing the equity interests in the Investment Company not owned by Fortress, for the period from June 1, 2014 to June 30, 2014.

Non-controlling Interests in Income (Loss)

Six months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries decreased from $52.6 million to $48.1 million, a decrease of $4.5 million, primarily attributable to (i) a decrease of $1.2 million resulting from a $1.9 million decrease in Fortress Operating Group consolidated net income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, (ii) a decrease of $0.7 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the net impact of the repurchase of Class A shares from Nomura, the issuance of Class A shares, the repurchase from the Principals of an equivalent amount of Fortress Operating Group units and Class B shares, as well as the delivery of Class A shares primarily in connection with vested RSUs and RPUs, and (iii) a decrease of $2.6 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Beginning February 14, 2014, Non-controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media, representing 99.75% of the equity interest in New Media not owned by Fortress for the period from February 14, 2014 to June 30, 2014.

Three months ended June 30

Principals’ and Others’ Interests in Income (Loss) of Consolidated Subsidiaries increased from $(0.4) million to $42.1 million, an increase of $42.5 million, primarily attributable to (i) an increase of $44.6 million resulting from a $44.0 million increase in Fortress Operating Group consolidated net income during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, (ii) a decrease of $0.6 million resulting from the dilution of non-controlling interests in Fortress Operating Group caused by the delivery of Class A shares primarily in connection with vested RSUs and RPUs, and (iii) a decrease of $1.5 million resulting from Others’ interests in the net income of consolidated subsidiaries of Fortress Operating Group.

Non-controlling Interests in Income (Loss) of Non-Investment Manager were recognized by us as a result of the consolidation of New Media, representing 99.75% of the equity interest in New Media not owned by Fortress, for the three months ended June 30, 2014.

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

Management assesses our segments on a Fortress Operating Group (with the Non-Investment Manager and Investment Company on an unconsolidated basis) and pre-tax basis, and therefore adds back the non-controlling interests in consolidated subsidiaries related to Fortress Operating Group units (held by the principals and one senior employee), non-controlling interest in the consolidated Non-Investment Manager business and income tax expense.

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
adding the incentive income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

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

d.	adding equity method earnings (or losses) earned by Fortress in connection with the Investment Company, which is eliminated under GAAP,

(iii)
adding (a) proceeds from the sale of shares received pursuant to the exercise of stock options in certain of the permanent capital vehicles, in excess of their strike price, minus (b) management fee income recorded in accordance with GAAP in connection with the receipt of these options,

(iv)
adding the management fee income earned by Fortress in connection with New Media and the Investment Company, which is eliminated under GAAP as a result of the consolidation of New Media and the Investment Company,

Expenses

(v)	adding or subtracting, as necessary, the employee profit sharing in incentive income described in (i) above to match the timing of the expense with the revenue,

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

(xi)	subtracting the income (or adding the loss) of the Non-Investment Manager and the Investment Company allocable to the Class A shareholders, and

(xii)	adding back income tax benefit or expense and any income or expense recorded in connection with the tax receivable agreement (Note 6).

Private Equity Funds

The following table presents our results of operations for our private equity funds segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$72,751	$66,722	$6,029	$36,578	$33,834	$2,744
Incentive Income	2,854	7,637	(4,783)	855	4,854	(3,999)
Segment revenues — total	$75,605	$74,359	$1,246	$37,433	$38,688	$(1,255)
Pre-tax distributable earnings	$47,841	$46,939	$902	$23,444	$25,376	$(1,932)

Six months ended June 30

Pre-tax distributable earnings increased by $0.9 million primarily due to:

Revenues

Management fees were $72.8 million for the six months ended June 30, 2014, a net increase of $6.0 million, compared to $66.7 million for the six months ended June 30, 2013. Management fees increased by $6.0 million due to (i) a net increase of $5.7 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the six months ended June 30, 2014, (ii) an increase of $1.2 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.9 million in management fees from WWTAI due to an increase in investor commitments and net capital inflows. These increases were offset by a decrease of $1.7 million in Fund III, Fund IV Co and FRIC as a result of a decrease in the market values of certain portfolio companies, which impacted the computation of fees for the six months ended June 30, 2014 as compared to the prior period.

Incentive income was $2.9 million for the six months ended June 30, 2014, a net decrease of $4.8 million, compared to $7.6 million of incentive income recognized for the six months ended June 30, 2013. Incentive income decreased by $4.8 million primarily as a result of a decrease in the amount of incentive income earned from realization events that occurred as a result of the liquidation of Fund I during the prior six months ended June 30, 2013.

Expenses

Expenses were $27.8 million for the six months ended June 30, 2014, a net increase of $0.4 million, compared to $27.4 million for the six months ended June 30, 2013.  The net increase of $0.4 million in expenses was primarily attributable to a net increase of $2.5 million in net compensation and benefits expense due to increased headcount. This increase was partially offset by a decrease of $1.1 million in placement fees associated with capital raises for WWTAI.

Three months ended June 30

Pre-tax distributable earnings decreased by $1.9 million primarily due to:
Revenues

Management fees were $36.6 million for the three months ended June 30, 2014, a net increase of $2.7 million, compared to $33.8 million for the three months ended June 30, 2013. Management fees increased by $2.7 million primarily due to (i) a net increase of $2.8 million in management fees primarily from Fund IV, Fund V, and FRID as a result of an increase in the market values of certain portfolio companies, some of which were below their invested capital in prior periods, which impacted the computation of fees for the three months ended June 30, 2014, (ii) an increase of $0.6 million in management fees from the MSR Opportunities Funds which called initial capital in January 2013, and (iii) an increase of $0.5 million in management fees from WWTAI due to net capital inflows. These increases were partially offset by a decrease of $1.0 million in management fees from Fund III and FRIC as a result of a decrease in the market values of certain portfolio companies, which impacted the computation of fees for the three months ended June 30, 2014 as compared to the prior period.

Incentive income was $0.9 million for the three months ended June 30, 2014, a net decrease of $4.0 million, compared to $4.9 million of incentive income recognized for the three months ended June 30, 2013. Incentive income decreased by $4.0 million primarily as a result of a decrease in the amount of incentive income earned from realization events that occurred as a result of the liquidation of Fund I during the prior three months ended June 30, 2013.

Expenses

Expenses were $14.0 million for the three months ended June 30, 2014, a net increase of $0.7 million, compared to $13.3 million for the three months ended June 30, 2013.  The net increase of $0.7 million in expenses was primarily attributable to a net increase of $0.5 million in net compensation and benefit expenses due to increased headcount.

Publicly Traded Permanent Capital Vehicles
The following table presents our results of operations for our permanent capital vehicles segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$30,662	$30,817	$(155)	$15,377	$12,985	$2,392
Incentive Income	24,740	1,200	23,540	20,731	1,200	19,531
Segment revenues — total	$55,402	$32,017	$23,385	$36,108	$14,185	$21,923
Pre-tax distributable earnings	$20,508	$14,653	$5,855	$14,795	$4,211	$10,584

Six months ended June 30

Pre-tax distributable earnings increased by $5.9 million primarily due to:

Revenues

Management fees were $30.7 million for the six months ended June 30, 2014, a net decrease of $0.2 million, compared to $30.8 million for the six months ended June 30, 2013. Management fees decreased by $0.2 million primarily as a result of a $4.6 million decrease in Eurocastle management fees primarily due to a decrease in AUM as a result of their restructuring process and amended management agreement in April 2013. This decrease was partially offset by a $4.4 million increase in management fees primarily due to an increase in Newcastle and New Residential AUM resulting from their equity raises during 2013 and 2014, respectively.

Incentive income was $24.7 million for the six months ended June 30, 2014, an increase of $23.5 million, compared to $1.2 million of incentive income recognized for the six months ended June 30, 2013. Incentive income increased by $23.5 million as a result of (i) a $22.0 million increase in the recognition of incentive income related to New Residential for the six months ended June 30, 2014 and (ii) an increase of $1.5 million in the exercise of our permanent capital vehicle options allocated to employees.

Expenses

Expenses were $34.9 million for the six months ended June 30, 2014, a net increase of $17.5 million, compared to $17.4 million for the six months ended June 30, 2013. The increase of $17.5 million in expenses was primarily attributable to (i) a $5.2 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $3.0 million in general and administrative and allocable expenses, (iii) an increase of $6.5 million in profit sharing expense related to the recognition of the incentive above, and (iv) an increase of $2.8 million in accruals for Principal Performance Payments as compared to the prior period.

Three months ended June 30

Pre-tax distributable earnings increased by $10.6 million primarily due to:

Revenues

Management fees were $15.4 million for the three months ended June 30, 2014, a net increase of $2.4 million, compared to $13.0 million for the three months ended June 30, 2013. Management fees increased by $2.4 million primarily due to an increase in Newcastle and New Residential AUM resulting from their equity raises in 2013 and 2014, respectively.

Incentive income was $20.7 million for the three months ended June 30, 2014, a net increase of $19.5 million, compared to $1.2 million of incentive income recognized for the three months ended June 30, 2013. Incentive income increased by $19.5 million as a result of (i) a $18.0 million increase in the recognition of incentive income related to New Residential for the three months ended June 30, 2014 and (ii) an increase of $1.5 million in the exercise of our permanent capital vehicle options allocated to employees.

Expenses

Expenses were $21.3 million for the three months ended June 30, 2014, a net increase of $11.3 million, compared to $10.0 million for the three months ended June 30, 2013. The increase of $11.3 million in expenses was primarily attributable to (i) a $1.6 million increase in net compensation and benefits expense primarily due to higher headcount in Newcastle, New Residential and the senior living property management business, (ii) a net increase of $1.4 million in general and administrative and allocable expenses, (iii) an increase of $2.1 million in accruals for Principal Performance Payments, and (iv) an increase of $6.2 million in profit sharing compensation expense as compared to the prior period.

Liquid Hedge Funds

The following table presents our results of operations for our liquid hedge funds segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$69,640	$48,744	$20,896	$36,162	$25,721	$10,441
Incentive Income	1,288	124,712	(123,424)	1,155	92,460	(91,305)
Segment revenues - total	$70,928	$173,456	$(102,528)	$37,317	$118,181	$(80,864)
Pre-tax distributable earnings	$14,539	$88,622	$(74,083)	$6,601	$63,989	$(57,388)

Six months ended June 30

Pre-tax distributable earnings decreased by $74.1 million primarily due to:

Revenues

Management fees were $69.6 million for the six months ended June 30, 2014, a net increase of $20.9 million, compared to $48.7 million for the six months ended June 30, 2013. Management fees increased by $20.9 million primarily due to $18.7 million, $3.3 million, $1.0 million and $0.3 million increases in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund, and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by $1.8 million and $0.6 million in net decreases in management fees from the Fortress Partners Funds and Drawbridge Global Macro Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $1.3 million for the six months ended June 30, 2014, a net decrease of $123.4 million, compared to $124.7 million for the six months ended June 30, 2013. Incentive income decreased by $123.4 million primarily due to decreases of $84.9 million, $29.2 million, $7.4 million, and $1.9 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro MA I Fund, and Drawbridge Global Macro Funds, respectively, due to lower returns during the six months ended June 30, 2014.

Expenses

Expenses were $56.4 million for the six months ended June 30, 2014, a net decrease of $28.4 million, compared to $84.8 million for the six months ended June 30, 2013. The decrease of $28.4 million in expenses was primarily attributable to (i) a decrease of $30.6 million in profit sharing compensation expense related to the recognition of incentive above, and (ii) a decrease of $8.9 million in accruals for Principal Performance Payments. These decreases were partially offset by an increase of $9.2 million in net compensation and benefits expense and by an increase of $1.9 million in general and administrative expenses and corporate allocable expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $57.4 million primarily due to:

Revenues

Management fees were $36.2 million for the three months ended June 30, 2014, a net increase of $10.4 million, compared to $25.7 million for the three months ended June 30, 2013. Management fees increased by $10.4 million primarily due to $10.3 million, $0.8 million, $0.3 million and $0.2 million increases in management fees earned from the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro Funds (including related managed accounts and Fortress Redwood Fund which launched in August 2013), Fortress Macro MA I Fund, and Fortress Convex Asia Funds, respectively, primarily as a result of an increase in net capital inflows. These increases were partially offset by $0.9 million and $0.3 million in net decreases in management fees from the Fortress Partners Funds and Drawbridge Global Macro Funds, respectively, primarily as a result of net capital outflows.

Incentive income, which is determined on a fund-by-fund basis, was $1.2 million for three months ended June 30, 2014, a net decrease of $91.3 million, compared to $92.5 million for the three months ended June 30, 2013. Incentive income decreased by $91.3 million primarily due to decreases of $60.6 million, $24.1 million, $5.5 million, and $1.1 million in the incentive income generated by the Fortress Macro Funds (including related managed accounts), the Fortress Asia Macro Funds (including related managed accounts), Fortress Macro MA I Fund, and Drawbridge Global Macro Funds, respectively, due to lower returns in the second quarter of 2014 as compared to the prior period.

Expenses

Expenses were $30.7 million for the three months ended June 30, 2014, a net decrease of $23.5 million, compared to $54.2 million for the three months ended June 30, 2013. The decrease of $23.5 million in expenses was primarily attributable to (i) a decrease of $22.9 million in profit sharing compensation expense related to the recognition of incentive income above and (ii) a decrease of $6.7 million in accruals for Principal Performance Payments. These decreases were partially offset by (i) a net increase of $5.4 million in compensation and benefits expense and (ii) a net increase of $0.7 million in general and administrative expenses and corporate allocable expenses.

Credit Hedge Funds

The following table presents our results of operations for our credit hedge funds segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment revenues
Management Fees	$55,333	$49,954	$5,379	$28,475	$25,393	$3,082
Incentive Income	74,130	96,646	(22,516)	42,301	63,489	(21,188)
Segment revenues - total	$129,463	$146,600	$(17,137)	$70,776	88,882	$(18,106)
Pre-tax distributable earnings	$52,063	$57,903	$(5,840)	$30,039	$36,609	$(6,570)

Six months ended June 30

Pre-tax distributable earnings decreased by $5.9 million primarily due to:

Revenues

Management fees were $55.3 million for the six months ended June 30, 2014, a net increase of $5.4 million, compared to $50.0 million for the six months ended June 30, 2013. Management fees increased by $5.4 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds.

Incentive income, which is determined on a fund-by-fund basis, was $74.1 million for six months ended June 30, 2014, a net decrease of $22.5 million, compared to $96.6 million for the six months ended June 30, 2013. Incentive income decreased by $22.5 million primarily due to a decrease of $17.9 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to relatively lower returns, and a decrease of $5.0 million in incentive income generated by the Worden Funds mainly due to lower returns during the six months ended June 30, 2014. These decreases were partially offset by a $0.4 million increase in incentive income from other investments.

Expenses

Expenses were $77.4 million for the six months ended June 30, 2014, a net decrease of $11.3 million, compared to $88.7 million for the six months ended June 30, 2013.The decrease of $11.3 million in expenses was primarily attributable to (i) a decrease of $12.6 million in profit sharing compensation expense, (ii) a decrease of $1.7 million in accruals for Principal Performance Payments. These decreases were partially offset by a $2.6 million increase in net compensation and benefits expense and net increase of $0.4 million in general and administrative expenses and allocable expenses.

Three months ended June 30

Pre-tax distributable earnings decreased by $6.6 million primarily due to:

Revenues

Management fees were $28.5 million for the three months ended June 30, 2014, a net increase of $3.1 million, compared to $25.4 million for the three months ended June 30, 2013. Management fees increased by $3.1 million primarily due to an increase in management fees from the Drawbridge Special Opportunities Funds.

Incentive income, which is determined on a fund-by-fund basis, was $42.3 million for the three months ended June 30, 2014, a net decrease of $21.2 million, compared to $63.5 million for the three months ended June 30, 2013. Incentive income decreased by $21.2 million primarily due to (i) a decrease of $16.8 million in incentive income generated by the Drawbridge Special Opportunities Funds primarily due to lower returns and (ii) a $4.7 million decrease in incentive income generated by the Worden Funds due to lower returns during the three months ended June 30, 2014 as compared to the prior period. These decreases were partially offset by a $0.3 million increase in incentive income from other investments.

Expenses

Expenses were $40.7 million for the three months ended June 30, 2014, a net decrease of $11.5 million, compared to $52.3 million for the three months ended June 30, 2013. The decrease of $11.5 million in expenses was primarily attributable to (i) a decrease of $10.0 million in profit sharing compensation expense, (ii) a decrease of $2.2 million in accruals for Principal Performance Payments, and (iii) a decrease of $0.4 million in general and administrative expenses and allocable expenses. These decreases were partially offset by an increase of $1.1 million in net compensation and benefits expense.

Credit PE Funds

The following table presents our results of operations for our credit PE segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment Revenues
Management Fees	$48,327	$47,551	$776	$23,686	$22,360	$1,326
Incentive Income	78,772	84,358	(5,586)	12,817	36,954	(24,137)
Segment revenues - total	$127,099	$131,909	$(4,810)	$36,503	$59,314	$(22,811)
Pre-tax distributable earnings	$31,663	$36,821	$(5,158)	$2,639	$16,422	$(13,783)

Six months ended June 30

Pre-tax distributable earnings decreased by $5.2 million primarily due to:

Revenues

Management fees were $48.3 million for the six months ended June 30, 2014, a net increase of $0.8 million, compared to $47.6 million for the six months ended June 30, 2013. Management fees increased by $0.8 million primarily due to an increase of $4.3 million related to Credit Opportunities Fund III attributable to net capital contributions. This increase in management fees was partially offset by decreases of $1.4 million, $1.7 million, and $0.4 million in management fees in Credit Opportunities Fund I, Credit Opportunities II and Japan Opportunity Fund primarily due to net capital distributions made after the second quarter of 2013.

Incentive income was $78.8 million for the six months ended June 30, 2014, a net decrease of $5.6 million, compared to $84.4 million for the six months ended June 30, 2013. Incentive income decreased by $5.6 million primarily due to a net decrease of $19.1 million in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of a decrease in distributions generated by realization events. This decrease was partially offset by a net increase of $13.9 million in incentive income generated by the Japan Opportunity Funds I and II.

Expenses

Expenses were $95.4 million for the six months ended June 30, 2014, a net increase of $0.3 million, compared to $95.1 million for the six months ended June 30, 2013. The increase of $0.3 million in expenses was primarily attributable to (i) an increase of $0.5 million in accruals for Principal Performance Payments, and (ii) a $1.9 million increase in general and administrative expenses and allocable expenses. These increases were partially offset by a $2.0 million decrease in profit sharing compensation expense.

Three months ended June 30

Pre-tax distributable earnings decreased by $13.8 million primarily due to:

Revenues

Management fees were $23.7 million for the three months ended June 30, 2014, a net increase of $1.3 million, compared to $22.4 million for the three months ended June 30, 2013. Management fees increased by $1.3 million primarily due to an increase of $2.1 million in management fees earned from Credit Opportunities Fund III, attributable to net capital calls. This increase in management fees was partially offset by a $0.5 million decrease in Credit Opportunities management fees and a $0.6 million decrease in Credit Opportunities Fund II management fees primarily due to net capital distributions made after the second quarter of 2013.

Incentive income was $12.8 million for the three months ended June 30, 2014, a net decrease of $24.1 million, compared to $37.0 million for the three months ended June 30, 2013. Incentive income decreased by $24.1 million primarily due to (i) a $26.2 million decrease in incentive income generated primarily by the Credit Opportunities Funds and FCO Managed Accounts as a result of a decrease in distributions generated by realization events. This decrease was partially offset by a $2.5 million increase in incentive income generated by Japan Opportunity Funds I and II.

Expenses

Expenses were $33.9 million for the three months ended June 30, 2014, a net decrease of $9.0 million, compared to $42.9 million for the three months ended June 30, 2013. The decrease of $9.0 million in expenses was primarily attributable to a decrease of $11.7 million in profit sharing compensation expense. This decrease was partially offset by a $2.7 million increase in general and administrative expenses and allocable expenses.

Logan Circle

The following table presents our results of operations for our Logan Circle segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Segment Revenues
Management Fees	$22,048	$17,026	$5,022	$11,444	$8,604	$2,840
Incentive Income	—	—	—	—	—	—
Segment revenues - total	$22,048	$17,026	$5,022	$11,444	$8,604	$2,840
Pre-tax distributable earnings (loss)	$(3,532)	$(4,285)	$753	$(1,461)	$(3,236)	$1,775

Six months ended June 30

Pre-tax distributable loss decreased by $0.8 million primarily due to:

Revenues

Management fees were $22.0 million for the six months ended June 30, 2014, a net increase of $5.0 million, compared to $17.0 million for the six months ended June 30, 2013. Management fees increased $5.0 million due to an increase in average AUM as a result of net client inflows and positive performance.

Expenses

Expenses were $25.6 million for the six months ended June 30, 2014, a net increase of $4.2 million, compared to $21.3 million for the six months ended June 30, 2013. The increase of $4.2 million in expenses was primarily attributable to an increase of $2.8 million in compensation and benefits expense, and an increase of $1.4 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the six months ended June 30, 2014 as compared to the prior comparative period.

Three months ended June 30

Pre-tax distributable loss decreased by $1.8 million primarily due to:

Revenues

Management fees were $11.4 million for the three months ended June 30, 2014, a net increase of $2.8 million, compared to $8.6 million for the three months ended June 30, 2013. Management fees increased by $2.8 million due to an increase in average AUM primarily as a result of net client inflows.

Expenses

Expenses were $12.9 million for the three months ended June 30, 2014, a net increase of $1.1 million, compared to $11.8 million for the three months ended June 30, 2013. The increase of $1.1 million in expenses was primarily attributable to a net increase of $1.0 million in compensation and benefits expense, and an increase of $0.1 million in general and administrative expenses and corporate allocable expenses as a result of an increase in average headcount within Logan Circle (including the growth equities business which commenced in April 2013) during the three months ended June 30, 2014 as compared to the prior period.

Principal Investments

The following table presents our results of operations for our principal investments segment:

	Six Months Ended June 30,		2014 vs. 2013	Three Months Ended June 30,		2014 vs. 2013
	2014	2013		$2014	2013	$
Pre-tax distributable earnings (loss)	$105,214	$7,480	$97,734	$95,732	$4,270	$91,462

Six months ended June 30

Pre-tax distributable income increased by $97.7 million primarily due to:

•
a $94.4 million increase in net investment income from realizations and the performance of our investments in our funds. The $94.4 million net increase in investment income was primarily due to (i) a net increase of $47.5 million in distributions from realization events primarily from our private equity funds, and (ii) a $45.9 million gain related to the sale of our GAGFAH stock;

•
 a $0.7 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the six months ended June 30, 2014 as compared to the prior comparative period;

•
a $2.4 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the six months ended June 30, 2014 as compared to the prior comparable period;

•
a $0.4 million increase in net investment income primarily due to the receipt of dividend income earned from a private investment for the six months ended June 30, 2014 and an increase in dividend income from our direct investments in Newcastle and New Residential common stock as well as investments held by the new Logan Circle growth equities business for the six months ended June 30, 2014, as compared to the prior comparative period;

Three months ended June 30

Pre-tax distributable income increased by $91.5 million primarily due to:

•
an $89.5 million increase in net investment income from realizations and the performance of our investments in our funds. The $89.5 million net increase in investment income was primarily due to (i) a net increase of $42.8 million in distributions from realization events primarily from our private equity funds, and (ii) a $45.9 million gain related to the sale of our GAGFAH stock;

•
 a $0.5 million increase in net investment income primarily as a result of a decrease in recorded impairments with respect to our special investments in our hedge funds and certain illiquid investments for the three months ended June 30, 2014 as compared to the prior period;

•
a $0.8 million increase in net investment income due to a decrease in interest expense primarily as a result of a decrease in the average debt balance and average interest rate for the three months ended June 30, 2014 as compared to the prior comparable period;

The following table reflects all of our investments which are not marked to market through distributable earnings for segment reporting purposes as of June 30, 2014:

Fund	Fortress Share of NAV (A)	Fortress Segment Cost Basis (B)	Excess (C)	(Deficit) (C)
Main Funds
Fund II	15	—	15	N/A
Fund III and Fund III Coinvestment	10,318	—	10,318	N/A
Fund IV and Fund IV Coinvestment	117,984	41,349	76,635	N/A
Fund V and Fund V Coinvestment (D)	172,515	38,965	133,550	N/A
Long Dated Value Funds	19,697	10,813	8,884	N/A
Real Assets Funds	18,368	4,288	14,080	N/A
Credit Opportunities Funds	92,468	46,039	46,438	(9)
Mortgage Opportunities Funds	—	—	N/A	N/A
Asia Funds (Japan Opportunity Funds and Global Opportunities Fund)	20,478	12,462	8,016	N/A
WWTAI	4,419	3,957	462	N/A
Real Estate Opportunities Funds	5,197	4,380	817	N/A
MSR Opportunities Funds	936	844	92	N/A
Italian NPL Opportunities	3	3	—	N/A
Other Funds (combined)
Private investment #1	281,928	207,348	74,580	N/A
Private investment #2	106,227	38,611	67,616	N/A
Permanent capital vehicles
Eurocastle (EURONEXT: ECT)	2,385	78	2,307	N/A
Newcastle (NYSE: NCT)	4,968	289	4,679	N/A
New Residential (NYSE: NRZ)	6,534	413	6,121	N/A
New Media (NYSE: NEWM)	1,056	54	1,002	N/A
Other
Hedge fund sidepocket investments	90,322	47,153	46,071	(2,902)
Direct investments - Other	71,319	27,153	47,385	(3,219)
Total	$1,027,137	$484,199	$549,068	$(6,130)

(A)	Represents the net asset value (“NAV”) of Fortress’s investment in each fund. This is generally equal to its GAAP and segment carrying value.

(B)	Represents Fortress’s cost basis in each investment for segment reporting purposes, which is net of any prior impairments taken for distributable earnings.

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

The receipt of management fees generally occurs on a fixed and fairly predictable schedule, subject to changes in the NAV of the Fortress Funds (due to performance or capital transactions). From time to time, we may elect, in our discretion, to defer the receipt of management or other fees or reimbursements, to which we are legally entitled, in order to optimize the operations of the underlying funds. As of June 30, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $31.1 million, excluding $12.2 million which has been fully reserved by us, and the ultimate timing of their payment is currently uncertain. In addition, $12.5 million of private equity general and administrative expenses had been advanced on behalf of certain funds, excluding $6.5 million which has been fully reserved by Fortress. The amount of deferred management fees and reimbursements may increase in the future. Also, while we still believe that we will receive these amounts, if these deferrals continue or increase, they could meaningfully constrain our liquidity in the future.

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

We expect that our cash on hand and our cash flows from operating activities, capital receipts from balance sheet investments and available financing will be sufficient to satisfy our liquidity needs with respect to expected current commitments relating to investments and with respect to our debt obligations over the next twelve months. We estimate that our expected management fee receipts over the next twelve months, a portion of which may be deferred, will be sufficient (along with our cash on hand of $242.6 million as of June 30, 2014, our available draws under our credit facility of $72.3 million as of June 30, 2014, and capital receipts from our balance sheet investments) to meet our operating expenses (including compensation and lease obligations), required debt payments, tax distribution requirements, incentive income clawback obligations (if any), and fund capital commitments, in each case to be funded during the next twelve months (see obligation tables below). From time to time, we evaluate alternative uses for excess cash resources, including debt prepayments, payment of recurring or special dividends, funding investments or share repurchases, which may be subject to approval by our board of directors and will depend on various factors. These uses of cash would not (barring changes in other relevant variables, such as EBITDA and Consolidated EBITDA, as defined in our credit agreement) cause us to violate any of our financial covenants under our credit agreement. We believe that the compensation we will be able to pay from these available sources will be sufficient to retain key employees and maintain an effective workforce. We may elect, if we deem it appropriate, to defer certain payments due to our principals and affiliates or raise capital to enable us to make payments required under our credit agreement or for other working capital needs.

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

As of June 30, 2014, our material cash commitments and contractual cash requirements were related to our capital commitments to our funds, lease obligations and debt obligations. Our potential liability for the contingent repayment of incentive income is discussed under “— Contractual Obligations” below.

Fortress has no obligation to satisfy the liabilities of New Media or the Investment Company. Similarly, Fortress does not have the right to make use of New Media or the Investment Company's assets to satisfy its obligations. Therefore, we do not believe New Media or the Investment Company's liquidity, including cash requirements for working capital, debt obligations and capital expenditures, are material to our Class A shareholders.

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

Our capital commitments to our funds with outstanding commitments as of June 30, 2014 consisted of the following.

Outstanding Commitment
Private Equity Funds
Fund III Coinvestment	$2
Fund IV	4,053
Fund IV Coinvestment	3
Fund V (A)	6,143
Fund V Coinvestment (A)	2
FHIF (Holiday)	8,089
FECI (Florida East Coast / Flagler)	1,551
WWTAI	3,859
MSR Opportunities Fund I A	19
MSR Opportunities Fund I B	19
MSR Opportunities Fund II A	12,037
MSR Opportunities Fund II B	95
MSR Opportunities MA I	2,884
A&K Global Health	125
Fortress Equity Partners	16
Italian NPL Opportunities Fund	197

Credit PE Funds
Credit Opportunities Fund	6,219
Credit Opportunities Fund II	3,513
Credit Opportunities Fund III	12,153
FCO Managed Accounts	40,538
Long Dated Value Fund I	460
Long Dated Value Fund II	1,640
Long Dated Value Fund III	160
LDVF Patent Fund	96
Real Assets Fund	11,068
Japan Opportunity Fund	3,328
Japan Opportunity Fund II	12,369
Net Lease Fund I	164
Global Opportunities Fund	1,782
Life Settlements Fund	62
Life Settlements Fund MA	40
Real Estate Opportunities Fund	920
Real Estate Opportunities Fund II	12,000
Real Estate Opportunities REOC Fund	98
Karols Development Co	7,715
Other	234
Total	$153,653

(A)	Fund V includes Fund V (GLPI Sisterco) and Fund V Coinvestment includes Fund V Coinvestment (GLPI Sisterco).

Lease Obligations

Minimum future rental payments (excluding expense escalations) under our operating leases are as follows:

	Investment Manager	Non-Investment Manager
July 1, 2014 to December 31, 2014	$12,891	$2,224
2015	25,638	4,255
2016	23,114	3,811
2017	3,182	3,691
2018	671	2,776
2019	51	834
Thereafter	—	3,407
Total	$65,547	$20,998

Debt Obligations

Investment Manager

As of June 30, 2014, our debt obligations consisted of our credit agreement, as described below.

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

The following table presents information regarding our debt obligations:

	Face Amount and Carrying Value		Contractual	Final	June 30, 2014
	June 30,	December 31,	Interest	Stated	Amount
Debt Obligation	2014	2013	Rate	Maturity	Available for Draws
Revolving credit agreement (A)(B)	$75,000	$—	LIBOR + 2.50% (C)	Feb 2016	$72,332
Total	$75,000	$—

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

As a result of our initial public offering and related transactions, secondary public offerings, and other transactions, FIG Asset Co. LLC lent aggregate excess proceeds of approximately $756.6 million to FIG Corp., pursuant to a demand note. As of June 30, 2014, the outstanding balance was approximately $660.9 million, including unpaid interest. This intercompany debt is eliminated in consolidation.

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

The following table sets forth the financial covenant requirements under the Credit Agreement as of June 30, 2014.

	June 30, 2014
	(dollars in millions)
	Requirement		Actual	Notes
AUM, as defined	≥	$25,000	$44,335	(A)
Consolidated Leverage Ratio	≤	2.00	0.23	(B)
Consolidated Interest Coverage Ratio	≥	4.00	113.99	(B)

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

June 30, 2014
(in millions)
Outstanding debt	$75.0
Plus: Outstanding letters of credit	2.7
Less: Cash (up to $50 million)	—
Adjusted Net Funded Indebtedness	$77.7

Twelve Months Ended June 30, 2014
(in millions)
Fortress Investment Group LLC net income	$222.4
Depreciation and amortization, interest expense and income taxes	71.6
Extraordinary or non-recurring gains and losses	(0.8)
Incentive Income Adjustment	(142.1)
Other Income Adjustment	(132.6)
Compensation expenses recorded in connection with the assignment of permanent capital vehicle options and Stock Based Compensation	38.7
Non-controlling interest and tax receivable agreement adjustments at FIG Corp.	275.9
(Income) loss of excluded entities (as defined in the 2013 Credit Agreement)	0.5
Consolidated Fortress Fund adjustment	0.3
Consolidated EBITDA	$333.9
Interest charges	$2.9

The foregoing summary is not complete and is qualified in its entirety by reference to the Credit Agreement, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference herein.

Non-Investment Manager

As of June 30, 2014, New Media had an aggregate outstanding amount of $200.0 million, net of $7.6 million of original issue discount, in term loans related to the financing of the Media Business, and an additional $25.0 million in revolving loans were undrawn. In addition, New Media may request one or more new commitments for term loans or revolving loans from time to time up to an aggregate total of $75.0 million subject to certain conditions. The minimum variable rate is 1.0% and the fixed margin is 6.25%. The term loans mature on June 4, 2020 and the maturity date for the revolving credit facility is June 4, 2019. As of June 30, 2014, New Media was in compliance with all of the applicable covenants under the New Media credit agreement. See Note 5 to our consolidated financial statements for more information.

The debt obligations of the Media Business are not cross collateralized with the debt obligations of Fortress. New Media's debt obligations have no impact on the Fortress's cash flows and its ability to borrow or comply with its debt covenants under its revolving credit agreement.
Dividends / Distributions

On July 30, 2014, our board of directors adopted a new dividend policy. On an annual basis, we expect to distribute substantially all of our after-tax distributable earnings from all sources, including net management fees, net incentive income and distributable earnings generated by balance sheet investment realizations (with potential for incremental distributions based on returns of capital from balance sheet realizations). These distributions will include quarterly base dividends in an amount generally equal to net management fees and potential quarterly special dividends, which would be primarily balance sheet related, with potential special dividends at year-end also taking into consideration net incentive income. Any dividend declared by us will be subject to our determination of cash necessary or appropriate to provide for the conduct of our business, including making investments in our business or funds, and maintaining compliance with applicable laws and covenants associated with our debt instruments or other obligations.

Dividend declarations are announced concurrently with earnings releases. The declaration and payment of any dividends will be made in the sole discretion of our board of directors, which may decide to change our dividend policy at any time. No assurance can be given that any dividends, whether quarterly or otherwise, will or can be paid. Actual dividends paid to Class A shareholders depend upon the board’s assessment of a number of factors, including general economic and business conditions, our strategic plans and prospects, business and investment opportunities, our financial condition, liquidity and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions and other factors that our board of directors may deem relevant. The amount of dividends we are able to pay may also be limited by the covenants under our credit agreement.

On July 30, 2014, Fortress declared a base quarterly cash dividend of $0.08 per Class A share and a special cash dividend of $0.18 per Class A share resulting in total dividends of $0.26 per Class A share for the second quarter of 2014. The dividend is payable on August 15, 2014 to holders of record of Class A shares on August 12, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, is approximately $56.0 million.

On April 30, 2014, Fortress declared a first quarter cash dividend of $0.08 per Class A share. The dividend was payable on May 16, 2014 to holders of record of Class A shares on May 13, 2014. The aggregate amount of this dividend payment, including dividend equivalent payments paid to holders of restricted Class A share units, was approximately $17.2 million.

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

During the six months ended June 30, 2014, Fortress Operating Group declared distributions of $44.4 million to the principals and one senior employee.

Cash Flows

Our primary cash flow activities are: (i) generating cash flow from operations, (ii) making investments in Fortress Funds, (iii) meeting financing needs through, and making required payments under, our credit agreement and other debt, and (iv) distributing cash flow to equity holders, as applicable. Fortress has no obligation to satisfy New Media or the Investment Company's cash obligations and, similarly, does not have the right to make use of New Media or the Investment Company's cash flows.

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

Operating Activities

Our net cash flow provided by (used in) operating activities was $(81.1) million and $192.1 million during the six months ended June 30, 2014 and 2013, respectively.

Operating Activities — Comparative

Investment Manager:

Cash received for affiliate and non-affiliate management fees increased by $46.2 million from $258.5 million in 2013 to $304.7 million in 2014. Management fees are based on average fee paying AUM, which, based on a simple quarterly average, increased within our alternative and traditional investment businesses from 2013 to 2014 (private equity funds increased by $0.4 billion, permanent capital vehicles increased by $0.3 billion, liquid hedge funds increased by $2.0 billion, credit hedge funds increased by $0.3 billion, credit PE funds decreased by $0.0 billion, and Logan Circle increased by $5.7 billion) as a result of capital raising, including new fund formation, and returns, offset by redemptions, capital distributions, and losses. The average management fee rate earned by Logan Circle is significantly lower than that earned by Fortress's alternative asset management businesses. In addition to changes in AUM, management fee receipts were impacted by the collection of approximately $8.8 million of previously past due fees.

Incentive income is calculated as a percentage of returns, or profits, earned by the Fortress Funds and non-affiliates or is based on profitable realization events within private equity funds and credit PE funds and based on cash realizations in Value Recovery Funds. A $16.2 million decrease in cash incentive income received was mainly due to $16.4 million returned to FRID representing prior net incentive income distributions received.

Cash received as Distributions of Earnings from Equity Method Investments increased $11.7 million from 2013 as a result of realization events within certain funds.

Cash paid for compensation increased by $278.4 million from the six months ended June 30, 2013 to June 30, 2014. Bonuses and profit sharing payments are generally paid in January or February of the year following the year in which they are earned, so the amounts paid in 2014 and 2013 primarily related to bonuses and profit sharing earned in 2013 and 2012, respectively. However, a portion (approximately $176.2 million) of the bonuses and profit sharing earned in 2012 were also paid in 2012.

Cash flow provided by (used in) operating activities from the Investment Company - consolidated VIE was $(54.8) million for the period from June 1, 2014 to June 30, 2014.

Non-Investment Manager:

Cash flow provided by (used in) operating activities from the Media Business was $4.2 million for the period from February 14, 2014 to June 30, 2014.

Investing Activities

Investment Manager:

Our net cash flow provided by (used in) investing activities was $352.6 million and $195.4 million during the six months ended June 30, 2014 and 2013, respectively. Our investing activities primarily included: (i) contributions to equity method investees of $(6.0) million and $(18.8) million during the six months ended June 30, 2014 and 2013, respectively, (ii) distributions of capital from equity method investees of $321.1 million and $236.2 million during these periods, respectively, (iii) the purchase of $26.0 million of software and technology related assets during the six months ended June 30, 2014, (iv) purchases of fixed assets of $(4.2) million and $(5.0) million during these periods, respectively, and (v) net proceeds of $67.7 million from the sale of equity securities during the six months ended June 30, 2014 as compared to the purchase of equity securities of $(16.9) million during the six months ended June 30, 2013.

Non-Investment Manager:

Net cash provided by (used in) investing activities from the Media Business was $14.8 million for the period from February 14, 2014 to June 30, 2014. This activity primarily included $23.8 million of cash on hand on the consolidation date which was partially offset by $8.0 million, net of cash acquired, for an acquisition.

Financing Activities

Investment Manager:

Our net cash flow provided by (used in) financing activities was $(393.2) million and $(199.2) million during the six months ended June 30, 2014 and 2013, respectively.  Our financing activities primarily included (i) distributions made to principals and one senior employee, including those classified within “principals’ and others’ interests in consolidated subsidiaries,” of $(43.7) million and $(52.5) million during these periods, respectively, (ii) distributions to employees and others related to their interests in consolidated subsidiaries of $(35.1) million and $(56.5) million during these periods, respectively, (iii) contributions from employees and others related to their interests in consolidated subsidiaries of $3.7 million and $0.3 million during these periods, respectively, (iv) dividend and dividend equivalent payments of $(32.6) million and $(28.4) million during these periods, respectively, (v) our net borrowing and debt repayment, including payments for deferred financing costs, (vi) our purchase of 60,568,275 Class A shares from Nomura for $(363.4) million, (vii) the issuance of 23,202,859 Class A shares for $186.6 million all of which was used to purchase an equivalent number of Class B shares from the Principals and (viii) excess tax benefits from delivery of RSU's.

Net cash provided by (used-in) financing activities from the Investment Company - consolidated VIE was $16.3 million for the period June 1, 2014 to June 30, 2014, due to cash contributions from redeemable non-controlling interests.

Non-Investment Manager:

Net cash provided by (used in) financing activities from the Media Business was $11.8 million for the period from February 14, 2014 to June 30, 2014, due to net borrowing and debt repayment, including payments for debt issuance costs.

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

As of June 30, 2014, the investment vehicles in which Fortress held an interest were comprised of 56 VIEs and 135 non-VIEs. For a more detailed discussion about our VIEs and other unconsolidated entities, please see Note 4 to Part I, Item I, "Financial Statements - Investments and Fair Value."

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

As discussed above, the determination of investment fair values involves management's judgments and estimates. The degree of judgment involved is dependent upon the availability of quoted market prices or observable market parameters. The following table summarizes the investments held by the Fortress Funds by valuation methodology as of June 30, 2014. As of June 30, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

The categories displayed below correspond directly with the disclosures which are required under fair value accounting guidance.

		Liquid Hedge Funds (B)
	Private Equity	Fortress Partners	Other Funds		Credit Hedge	Credit PE	Total Fund
Basis for Determining Fair Value	Funds	Funds	Long	Short	Funds	Funds	Holdings
1. Quoted market prices	3%	5%	50%	92%	5%	5%	4%
2. Other observable market parameters	30%	24%	48%	8%	8%	9%	18%
3. Significant unobservable market parameters (A)	67%	71%	2%	—%	87%	86%	78%
Total	100%	100%	100%	100%	100%	100%	100%

(A)
A substantial portion of our funds’ level 3 investment valuations are based on third party pricing services, broker quotes, or third party fund manager statements, in addition to internal models. In particular, approximately, 99% and 49% of our credit hedge funds’ and credit PE funds', respectively, level 3 valuations were based on such sources.

(B)	The level 3 investments within the “other funds” in the liquid hedge funds segment are primarily related to the illiquid SPV and sidepocket investments within the Drawbridge Global Macro Funds.

As of June 30, 2014, $9.6 billion of investments in our private equity funds, $0.9 billion of investments in our liquid hedge funds, $8.3 billion of investments in our credit hedge funds, and $8.3 billion of investments in our credit PE funds are valued with significant unobservable market parameters. A 10% increase or decrease in the value of investments held by the Fortress Funds valued at level 3 would have had the following effects on our results of operations on an unconsolidated basis for the six months ended June 30, 2014, consistent with the table above:

	Private Equity Funds	Liquid Hedge Funds	Credit Hedge Funds	Credit PE Funds
Management fees, per annum on a prospective basis	$2.7 million or ($2.8 million) (A)	$1.0 million or ($1.0 million)	$15.1 million or ($15.1 million)	$0.1 million or ($0.7 million) (A)
Incentive income	N/A (B)	N/A (C)	N/A (C)	N/A (B)
Earnings from equity method investees	$55.5 million or ($55.5million)	$8.5 million or ($8.5 million)	$8.8 million or ($8.8 million)	$14.2 million or ($14.2 million)
Note: The tables above exclude non-investment assets and liabilities of the funds, which are not classified in the fair value hierarchy. Such net assets may be material, particularly within the hedge funds.

(A)
Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are generally not based on the NAV of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio investment of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of June 30, 2014, $3.1 billion of such portfolio companies valued at level 3 were carried at or below their invested capital. Management fees are generally calculated as of certain reset dates. The amounts disclosed show what the estimated effects would be to management fees over the next year assuming June 30, 2014 is the current reset date.

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

2010	$77.6
2011	$53.5
2012	$80.9
2013: Estimated	$77.7
2014: Estimated	$83.4

2015 - 2022: Average Required	$84.1

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for Fortress beginning January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Fortress is currently evaluating the impact on its consolidated financial statements upon the adoption of this new standard.

In June 2014, the FASB’s Emerging Issues Task Force ("EITF") reached a final consensus on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity ("CFE"). The EITF consensus provides an entity with an election to measure the financial assets and financial liabilities of a consolidated CFE to be measured on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is more observable. The effective date of the consensus will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption will be permitted. Fortress is currently evaluating the impact on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Fortress's financial reporting. Fortress has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

Contractual Obligations

Investment Manager

As of June 30, 2014, our material contractual obligations are our lease obligations, our debt obligations, our tax receivable agreement obligations, and our capital commitments to our funds as described above. Furthermore, we have potential clawback obligations with respect to our private equity deferred incentive income received to date.

Our future contractual obligations increased from $598.8 million as of December 31, 2013 to $698.8 million as of June 30, 2014.

Our operating lease agreement obligations decreased from $70.9 million as of December 31, 2013 to $65.5 million as of June 30, 2014.

Our debt obligations payable increased from $1.4 million as of December 31, 2013 to $78.9 million as of June 30, 2014, including estimates for interest payments and unused commitment fees.

The amount of clawback that would be due based on a liquidation of the related Fortress Funds at their net asset value, which we refer to as intrinsic clawback, decreased from $83.4 million as of December 31, 2013 to $66.9 million as of June 30, 2014.

Our estimated liability under the tax receivable agreement increased from $241.0 million at December 31, 2013 to $280.1 million as of June 30, 2014.

Our outstanding capital commitments, including our commitments to our funds, have decreased from $160.5 million as of December 31, 2013 to $153.7 million as of June 30, 2014.

In addition, we have entered into five-year employment agreements with our principals which are effective as of January 1, 2012. These agreements do not contain fixed and determinable payments, other than a base salary of $0.2 million per annum per principal, as all payments are performance based. Payments under these agreements may be material.

Non-Investment Manager

The following table reflects a summary of New Media's contractual cash obligations, including estimated interest payments where applicable, as of June 30, 2014:

	July- December 2014	2015 - 2016	2017 - 2018	Thereafter	Total
Debt obligations	$7,888	$33,200	$33,690	$213,522	$288,300
Noncompete payments	—	450	400	—	850
Operating lease obligations	2,224	8,066	6,467	4,241	20,998
Letters of credit	5,182	—	—	—	5,182
Total	$15,294	$41,716	$40,557	$217,763	$315,330

The table above excludes future cash requirements for pension and postretirement obligations. The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events and assumptions. New Media estimates cash requirements for these obligations for July 1 to December 31, 2014 total approximately $1.0 million.

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

The fair value of the financial assets and liabilities of the Fortress Funds may fluctuate in response to changes in the value of securities, foreign exchange, commodities and interest rates. Fluctuations in the fair value of the Fortress Funds will continue to directly affect the carrying value of our investments in the Fortress Funds and thereby our earnings (losses) from equity method investees, as well as the management fees and incentive income we record, to the extent that they are earned based on fair value or NAV. As of June 30, 2014, revenues from our traditional asset management business are not material to our operations and are therefore not included in the analysis below.

Risks are analyzed across funds from the ‘‘bottom up’’ and from the ‘‘top down’’ with a particular focus on asymmetric risk. Management gathers and analyzes data, monitors investments and markets in detail, and constantly strives to better quantify, qualify and circumscribe relevant risks.

Although the Fortress Funds share many common themes, each segment within the company has its own investment and risk management process and related infrastructure to address these risks.

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

In addition, the fair value of the consolidated Investment Company's financial assets and liabilities may fluctuate in response to changes in the value of securities, foreign exchange and interest rates. The net effect of these fair value changes primarily impacts the gains (losses) of Investment Company - consolidated VIE in our consolidated statement of operations.

The following table summarizes our financial assets and liabilities that may be impacted by various market risks such as equity prices and exchange rates as of June 30, 2014 (in thousands):

Investment Manager:
Assets:
Investments	$1,119,324
Investments in options	98,583
Investment Company - consolidated VIE
Investments, at fair value	70,015
Liabilities:
Investment Company - consolidated VIE
Securities sold not yet purchased, at fair value	$28,103
Derivatives	250
Options	272

Since Fortress’s investments in the various Fortress Funds are not equal, Fortress’s risks from a management fee and incentive income perspective (which mirror the funds’ investments) and its risks from an investment perspective are not proportional.

Fortress Funds’ Market Risk Impact on GAAP Management Fees

Our management fees are generally based on either: (i) capital commitments to a Fortress Fund, (ii) capital invested in a Fortress Fund, or (iii) the NAV of a Fortress Fund, as described in our consolidated financial statements. Management fees will only be impacted by changes in market risk factors to the extent they are based on NAV. These management fees will be increased (or reduced) in direct proportion to the impact of changes in market risk factors on the investments in the related funds and would occur only in periods subsequent to the change, as opposed to having an immediate impact. The proportion of our management fees that are based on NAV is dependent on the number and types of Fortress Funds in existence and the current stage of each fund’s life cycle. As of June 30, 2014, approximately 45% of the management fees earned from our alternative investment businesses (excluding fees based on senior living property revenues) were based on the NAV of the applicable funds.

•
For private equity funds and certain credit PE funds, management fees are charged on committed capital during the investment period of a new fund, and then generally on invested capital after the investment or commitment period, with the exception of private equity funds formed after March 2006.  For private equity funds formed after March 2006 that are no longer in the investment period, management fees are earned on NAV with respect to investments in publicly traded entities. Reductions in net asset value below invested capital for any fund investment will also cause reductions in management fees.

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

•
Incentive income from our private equity funds and credit PE funds is not recorded as revenue but instead is deferred under GAAP until the related clawback contingency is resolved. Deferred incentive income, which is subject to contingencies, will be recognized as revenue to the extent it is received and all the associated contingencies are resolved. Assuming that the deferred incentive income earned to date would be equal to what would be recognized when all contingencies are resolved, a 10% increase or decrease in the fair values of investments held by all of the private equity funds and credit PE funds where incentive income is subject to contingencies at June 30, 2014 would increase or decrease future incentive income by $203.1 million or $199.7 million, respectively; however, this would have no effect on our current reported financial condition or results of operations.

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

•
Incentive income from our hedge funds is directly impacted by changes in the fair value of their investments. Incentive income from certain of our hedge funds is earned based on achieving annual performance criteria. For certain hedge funds, a 10% decrease in the NAV of the funds on June 30, 2014 would have resulted in a loss to investors for the quarter. In future periods, this loss could create, or cause a fund to fall further below, a “high water mark” (minimum future return to recover the loss to the investors) for our funds’ performance which would need to be achieved prior to any incentive income being earned by us. The Value Recovery Funds only pay incentive income if aggregate realizations exceed an agreed threshold and, therefore, this potential incentive income is not directly impacted by changes in fair value.

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
Market Risk — Quantitative Analysis

The following table presents information on the impact to Fortress of a 10% change in the net asset values of the Fortress Funds at June 30, 2014 (in millions).

	10% Positive Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$6.3	$ N/A	(E)	$71.7	$6.3	$ N/A	(E)	$ N/A
Permanent Capital Vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A
Liquid Hedge Funds	13.6	N/A	(H)	13.0	13.6	59.8		3.7
Credit
Hedge Funds	11.4	N/A	(H)	5.9	11.4	93.2		3.3
PE Funds	0.1	N/A	(E)	15.8	0.1	N/A	(E)	N/A
Total	$31.4	$—		$106.4	$31.4	$153.0		$7.0

	10% Negative Change
	GAAP Revenues				Segment Revenues (A)
	Management Fees (B)	Incentive Income		Earnings from Equity Method Investees (C)	Management Fees (B)	Incentive Income		Investment Income
Private Equity (D)
Funds	$(7.4)	$ N/A	(E)	$(71.7)	$(7.4)	$ N/A	(E) (F)	$ N/A	(F)
Permanent Capital Vehicles (G)	N/A	N/A		N/A	N/A	N/A		N/A	(F)
Liquid Hedge Funds	(13.6)	N/A	(H)	(13.0)	(13.6)	$(0.1)		$(3.7)
Credit
Hedge Funds	(11.4)	N/A	(H)	(5.9)	(11.4)	(56.0)		(3.3)
PE Funds	(0.7)	N/A	(E)	(15.8)	(0.7)	N/A	(E) (F)	N/A	(F)
Total	$(33.1)	$—		$(106.4)	$(33.1)	$(56.1)		$(7.0)

(A)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Analysis” for a discussion of the differences between GAAP and segment basis revenues.

(B)
Changes in management fees represent an annual change for the one year period following the measurement date assuming there is no change to the investments held by the funds during that period. For private equity funds and credit PE funds, it assumes that the management fees reset as of the reporting date. Private equity fund and credit PE fund management fees would be generally unchanged as, for investments in non-publicly traded securities, they are not based on the value of the funds, but rather on the amount of capital invested in the funds. However, if the NAV of a portfolio company of certain private equity funds or credit PE funds is reduced below its invested capital, there would be a reduction in management fees. As of the reporting date, $3.6 billion of such private equity fund or credit PE fund portfolio companies were carried at or below their invested capital.

(C)
The changes presented do not include any effect related to our direct investment in Penn or GLPI common stock. A 10% increase (decrease) in the equity prices of these common shares would affect our unrealized gains and losses by $0.1 million.

(D)	The private equity Fortress Funds held concentrated positions in certain industries as of June 30, 2014, as illustrated in the following table:

Percentage of
Investments Based on
Industry	Fair Value
Transportation and Infrastructure	30%
Financial Services and Assets	37%
Senior Living	21%
Real Estate	4%
Other	8%
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

(G)
Our investments in the permanent capital vehicles are held at fair value, based on the market value of the shares we own. Gains (losses) on our shares in the permanent capital vehicles and options granted to us by the permanent capital vehicles are affected by movements in the equity price of the shares. A 10% increase (decrease) in the equity price of the shares would increase unrealized gains by $27.8 million or decrease unrealized gains by $25.6 million. Compensation and benefits expense would increase by $4.5 million or decrease by $4.2 million. Furthermore, the permanent capital vehicles’ management fees and incentive income are generally not directly impacted by changes in the fair value of their investments (unless the changes are deemed to be impairment, which could impact incentive income).

(H)
For GAAP Revenues, hedge fund incentive income would be unchanged as it is not recognized until all contingencies are resolved in the fourth quarter (and Value Recovery Funds generally do not pay any current incentive income). Incentive income is generally not charged on amounts invested by liquid hedge funds in funds managed by external managers.

The changes presented in the table above do not include any effect related to our direct investment in accounts managed by our Logan Circle growth equities business. The equity investments in these accounts are owned on Fortress's behalf and are held at fair value. A 10% increase (decrease) in the value of the equity prices of the shares held by those accounts would affect our unrealized gains and losses by $2.2 million.

Interest Rate Risk

Fortress Operating Group has debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. Based on debt obligations payable as of June 30, 2014, we estimate that interest expense relating to variable rate debt obligations payable would increase $0.8 million on an annual basis in the event interest rates were to increase by 100 basis points.

Exchange Rate Risk

Our investments in Eurocastle, Global Opportunities Fund, Japan Opportunity Funds and Japanese investments are directly exposed to foreign exchange risk. As of June 30, 2014, we had a $3.9 million investment in Eurocastle, which is accounted for at fair value. We also had $17.4 million of investments in Japanese funds and entities. In the event of a 10% change in the applicable foreign exchange rate against the U.S. dollar on June 30, 2014, we estimate the gains and losses for the six months ended June 30, 2014 on these investments would have an increase of approximately $2.1 million or a decrease of approximately $2.1 million. Also, the impact of a 10% change in the applicable foreign exchange rate on foreign exchange option contracts used to economically hedge future revenues would cause an increase of approximately $14.4 million or a decrease of approximately $17.6 million in our gains and losses. In addition, we held $17.4 million of foreign-denominated cash as of June 30, 2014.

Non-Investment Manager

Interest Rate Risk

As of June 30, 2014, New Media has $200.0 million of term debt with a minimum variable rate plus a fixed margin. The minimum variable rate is 1.0% and the fixed margin is 6.25%. New Media's primary exposure is to LIBOR. A 100 basis point change in LIBOR would change New Media's interest expense on an annualized basis by approximately $0.3 million, based on average floating rate debt outstanding for the period February 14, 2014 to June 30, 2014 and after consideration of minimum variable rates.

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

A $10 per metric ton newsprint price change would result in a corresponding annualized change in New Media's operating costs of $0.4 million based on newsprint usage for the period from February 14, 2014 to June 30, 2014 of approximately 14,400 metric tons. As of June 30, 2014, 95% of New Media's newsprint is fixed through a pricing agreement, therefore only 5% of the usage would be impacted by a price increase.

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

Changes in Internal Control Over Financial Reporting

Except for the changes noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The consolidation of a certain fund by Fortress during the second quarter of 2014 had a material impact on the Company’s internal control over its financial close and reporting process. The Company has designed and implemented internal controls related to the financial close and reporting process in connection with the consolidation of the fund.

The Company is currently engaged in refining the internal controls and processes relating to the consolidation of New Media on February 14, 2014 with the Company’s internal controls and processes. The operating results of New Media since the date of consolidation are included in the Company's consolidated financial statements as of and for the three and six months ended June 30, 2014 and constituted approximately 22.4% of total assets as of June 30, 2014, and approximately 37.1% and 31.5% of total revenue for the three and six months then ended, respectively. Although New Media's operating results impact net income, it does not have a material impact on the net income attributable to Fortress's Class A shareholders, Class A basic and diluted earnings per share, or total Fortress's shareholders' equity, as substantially all of the operating results of New Media are attributable to non-controlling interests. As of June 30, 2014, Fortress owned approximately 0.25% of New Media's outstanding common stock. Internal control over financial reporting of the New Media business will be excluded from the Company’s annual assessment of the effectiveness of the Company's internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

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

•	oversight and regulation of systemic market risk (including the power to liquidate certain institutions);

•	regulation by the Federal Reserve of non-bank institutions;

•	prohibitions on insured depositary institutions and their affiliates from conducting proprietary trading and investing in private equity funds and hedge funds;

•	new registration, recordkeeping and reporting requirements for private fund investment advisers;

•	comprehensive regulation of the OTC derivatives markets;

•	minimum equity retention requirements for issuers of asset-backed securities;

•	the establishment of a new bureau of consumer financial protection;

•	new requirements and higher liability standards on credit rating agencies; and

•	increased disclosure of executive compensation and mandatory shareholder votes on executive compensation.

Since the implementation of many key rules by various regulatory bodies and other groups is not yet complete, we do not know exactly what the final regulations under Dodd-Frank will require or how significantly they will affect us. However, it is likely that Dodd-Frank and the regulations promulgated thereunder will, among other things, require us to modify our business practices to comply with new regulations, increase our costs of operating in the financial markets and impose restrictions on our business activities. For example, Dodd-Frank imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we engage. Dodd-Frank also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The new regulations, even if they are not directly applicable to us, could increase our overall costs of entering into derivatives transactions and could also adversely affect the performance of certain of our trading strategies. Moreover, new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could also adversely affect the performance of certain of our trading strategies.

Dodd-Frank also established a new regulatory body called the Financial Stability Oversight Counsel (“FSOC”), responsible for identifying, monitoring and constraining systemic risks and maintaining financial stability. Non-bank financial institutions designated as “systemically important” by the FSOC are subject to enhanced regulatory requirements established by the Federal Reserve. If we were designated a systemically important financial institution or “SIFI” by the FSOC, we would be subject to the Federal Reserve’s enhanced regulatory requirements, which could include, among other things, minimum capital requirements, restrictions on leverage, minimum liquidity requirements, heightened risk management and reporting requirements, and other restrictions on our business activities. Although we believe that it is unlikely that we will be designated as a SIFI, U.S. regulators have recently indicated an interest in reviewing the asset management industry generally with respect to these matters.

In addition, U.S. regulatory reforms also require us to comply with new registration and reporting requirements. In October 2011, the SEC adopted a rule that requires fund advisors with over $1.5 billion in AUM, such as Fortress, to file substantial quarterly disclosure on fund assets, leverage, investment positions, valuations, trading practices and other topics. In addition, due to recently adopted regulations, certain of our affiliates have registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as commodity pool operators (“CPOs”).  The Commodity Exchange Act and CFTC regulations impose various requirements on CPOs, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.  Complying with these requirements could increase our expenses and negatively impact our financial results.

Finally, new regulatory initiatives that do not apply directly to us may have a negative impact on us indirectly. Even if certain new requirements are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable, such as banks and other counterparties with whom we do business. For example, in December 2010, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from various countries, including the United States, finalized a comprehensive set of capital, leverage and liquidity standards, commonly referred to as "Basel III," for internationally active banking organizations. These new standards will require banks to hold more capital, reduce leverage and improve liquidity standards. Recently, U.S. federal banking agencies have issued rule proposals and final rules to comprehensively revise the regulatory capital framework for the U.S. banking sector, which implements many aspects of Basel III as well as changes required by Dodd-Frank. Compliance with the new standards is expected to result in significant costs to banks and may result in reduction of access to, or increase of costs for, certain types of credit for the private sector, including our funds and portfolio companies.

Our reputation, business and operations could be adversely affected by regulatory compliance failures, the potential adverse effect of changes in laws and regulations applicable to our business and the effects of negative publicity surrounding the alternative asset management industry in general.

Potential regulatory compliance failures pose a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States and in the other countries in which our investment activities occur. The SEC oversees our activities as a registered investment adviser under the Investment Advisers Act of 1940. We are subject to regulation under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and various other statutes. We are subject to regulation by the Department of Labor under the Employee Retirement Income Security Act of 1974 (“ERISA”). We and our permanent capital vehicles, as public companies, are subject to applicable stock exchange regulations to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). One of the variable interest entities that we consolidate, New Media, is also a public company subject to stock exchange regulations and Sarbanes-Oxley. A number of portfolio companies are also publicly traded and/or are subject to significant regulatory oversight. For example, Springleaf Holdings Inc. is in the consumer finance industry and Nationstar Mortgage Holdings Inc. is in the mortgage servicing industry, both of which have recently been the focus of extensive regulation. Moreover, some of our portfolio companies are subject to regulation from non-financial bodies (such as our senior living and railroad investments). For example, as a manager of senior living facilities we are subject to regulations applicable to operators of independent living and assisted living facilities, as well as laws designed to protect Medicaid. As an affiliate of a registered broker-dealer, we are subject to certain rules promulgated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. In the United Kingdom, we are subject to regulation by the U.K. Financial Conduct Authority. Our other European operations, and our investment activities in Singapore, Australia, Japan and other parts of the globe, are subject to a variety of regulatory regimes that vary by country.

Many of the regulatory bodies with jurisdiction over us have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses and to conduct investigations and proceedings that may result in fines and other sanctions. A failure to comply with the obligations imposed by the Investment Advisers Act of 1940 on investment advisers, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 could result in investigations, sanctions and reputational damage and potentially revocation of our registration as an investment advisor and exemptions from investment company requirements. Private equity funds, in particular, may come under greater regulatory scrutiny from the SEC as recent examinations of private equity advisers have found violations or material weaknesses with respect to the collection of fees and allocation of expenses and the SEC has also highlighted valuation as a key risk area. Our liquid hedge fund business, and, to a lesser degree, our credit fund business, are involved regularly in trading activities which implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption (including the Foreign Corrupt Practices Act or “FCPA”) and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of such laws could result in severe restrictions on our activities and in damage to our reputation. Furthermore, the mere investigation by authorities of alleged or potential wrong-doing, such as insider trading, mishandling of fees, expenses or valuation, or anti-bribery and FCPA violations, has the potential to create a material adverse effect on companies in our industry, including due to the effects of negative publicity surrounding the alternative asset management industry in general.

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

New legislation in Europe and in other international markets in which we operate could increase our costs and make it more difficult to operate and market our funds.

Similar to the United States, our business may be adversely affected by new or revised legislation or regulation imposed by governmental regulators and other authorities in Europe or other jurisdictions in which we operate. European regulators have approved and begun to implement legislation (the Alternative Investment Fund Managers Directive, or "AIFMD") requiring fund managers to comply with new rules regarding their activities in the EU, including the marketing of fund interests to EU-domiciled investors. AIFMD additionally covers topics such as periodic reporting to fund investors, disclosures to shareholders of EU companies targeted for acquisition or disposition, limitations on dividends by fund-controlled EU companies, monitoring the use of leverage, and imposition of remuneration guidelines. The legislation came into effect in July 2013 although the implementation of the rules will be staggered over the next five years. AIFMD could impose significant additional costs on the operation of our business in the EU, limit our operating flexibility and generally hamper our ability to grow our business in Europe. In addition, similar to Dodd-Frank, European regulators have adopted the European Market Infrastructure Regulation relating to the regulation of derivative transactions, including reporting of derivative transactions, conduct standards and risk mitigation. Further, a new market abuse regime focused on anti-money laundering and insider trading, among other things, is expected to be implemented over the next two years, which may also impose additional costs on the operation of our business in Europe.

In addition, similar to Europe, lawmakers and regulators in Asia and other jurisdictions in which we operate are in the process of implementing derivatives reforms similar to those under Dodd-Frank, including as to mandatory clearing of derivatives, margin, reporting, business conduct standards and risk mitigation. Although regulators are working to harmonize these regulations across jurisdictions so as to create common global standards, such a result is unlikely. Monitoring and complying with divergent regulations across multiple jurisdictions may, among other things, increase our operating costs or otherwise force us to modify our business practices in respect of these financial markets, which may adversely affect our business.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. While management has certified that our internal controls over financial reporting were effective as of December 31, 2013, because internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules, we cannot assure you that our internal control over financial reporting will be effective in the future. For example, we consolidate New Media and a certain fund and may be required to consolidate other entities that we manage, and therefore document and test effective controls over financial reporting of any of these entities that we consolidate in accordance with Section 404. The consolidation of New Media and the consolidation of the fund have each resulted in a change to our internal control over financial reporting which has materially affected our internal control over financial reporting. Any failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. In addition, the FASB has proposed changes to the rules for consolidating entities in financial statements, which, if enacted with respect to our funds, may require us to consolidate entities that we do not currently consolidate, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may be unable to do. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable New York Stock Exchange listing rules, and result in a breach of the covenants under our credit agreement. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

Under our current credit agreement, as of June 30, 2014, we had a $150.0 million revolving credit facility (including a $15.0 million letter of credit subfacility). As of June 30, 2014, $72.3 million was available to be drawn, we had $75.0 million outstanding thereunder and $2.7 million of letters of credit were outstanding. Borrowings under our revolving credit facility mature in February 2016. As we approach the maturity date of a facility, we may seek to enter into new facilities or issue new debt, which could result in higher borrowing costs, or to issue equity, which would dilute existing shareholders. We could also repay a facility by using cash on hand (if available) or cash from the sale of our assets. No assurance can be given that we will be able to enter into new facilities, issue new debt or issue equity in the future on attractive terms, or at all.

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

The results of one of the variable interest entities that we consolidate, which will be affected by its business and the industry in which it operates, may have a material adverse effect on our results of operations.

We may be required to consolidate certain variable interest entities that we manage though they are majority-owned by third parties. New Media was spun off by Newcastle to its stockholders and immediately after the spin-off, New Media became a publicly traded company independent from Newcastle. We consolidated New Media beginning February 14, 2014 and, therefore, New Media's income impacts our net income, but does not have a material impact on our net income attributable to Class A shareholders, Class A earnings per share or total Fortress shareholders' equity as substantially all of the operating results of New Media are attributable to non-controlling interests. New Media's assets and liabilities are also recorded on our balance sheet, including $192.4 million of debt outstanding under New Media's credit facility as of June 30, 2014. New Media is focused on investing in a diversified portfolio of local media assets and also has an online advertising and digital marketing business. Risks related to New Media's business and industry, including general economic conditions, the economies and demographics of the local communities it serves and their indebtedness, may have a material adverse impact on New Media's results, which in turn could impact our results, primarily net income.

In addition, as of June 30, 2014, we recorded $165.9 million in goodwill and intangible assets with indefinite lives in connection with the consolidation of New Media. Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that impairment could exist, including potentially an economic downturn in their market, a change in the assessment of future operations or a decline in New Media's stock price. An annual impairment assessment is performed on each of New Media's reporting units. The fair value of the applicable reporting unit is compared to its carrying value. Calculating the fair value of a reporting unit requires significant estimates and assumptions. Fair value is estimated by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, an impairment charge calculated as the excess of the carrying value of goodwill over its impaired value is recorded.

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

In situations where we have deferred the receipt of management or other fees in order to provide liquidity to one or more of our managed funds, amounts that we have receivable from those funds may be difficult to collect in the future (or may take longer than anticipated to collect) if such funds have continued liquidity problems or if fund investors raise objections to such collections. As of June 30, 2014, the aggregate amount of management fees that various of our managed funds owed but had not yet paid was approximately $31.1 million, excluding $12.2 million which has been fully reserved by us, and the aggregate amount of advances made by the public company on behalf of various of our managed funds to cover expenses was approximately $12.5 million, excluding $6.5 million which has been fully reserved by us. The amount of deferred management fees and reimbursements may increase in the future.

In addition, as a result of the performance of our funds or other factors, hedge fund investors may redeem their investments in our funds, while investors in private equity funds and credit PE funds may decline to invest in future funds we raise. Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.2 billion and $0.6 billion during the six months ended June 30, 2014 and 2013, respectively, and our credit hedge funds received return of capital requests from fee-paying investors for a total of $0.8 million and $41.1 million during the periods ended June 30, 2014 and 2013, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

If, as a result of poor performance of investments in a private equity fund or credit PE fund, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we will be obligated to repay the amount by which incentive income that was previously distributed to us exceeds the amounts to which we are ultimately entitled. We have contractually agreed to guarantee the payment in certain circumstances of such “clawback” obligations for our managed investment funds that are structured as private equity funds and credit PE funds. During the three months ended June 30, 2014, we returned $16.4 million to one of our private equity funds which is in the process of liquidation. If all of our existing private equity funds and credit PE funds were liquidated at their NAV as of June 30, 2014, the cumulative clawback obligation to investors in these funds would be approximately $45.1 million (net of amounts that would be due from employees pursuant to profit sharing arrangements, and without regard to potential tax adjustments).

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

The governing agreements of our funds contain limited investment restrictions and limited requirements as to diversification of fund investments, whether by geographic region or asset type. Many of our private equity funds have significant investments in particular companies whose assets are concentrated in certain industries, and from time to time we establish funds that target particular asset classes, such as our MSR Opportunities Fund, Real Estate Opportunities Fund, Japan Opportunity Fund and LDVF Patent and Life Settlements. Sectors in which our funds have significant investments include transportation and infrastructure, financial services (particularly loan servicing and consumer finance), gaming, real estate (including Florida commercial real estate) and senior living. If these sectors, or any other sector in which our funds have concentrated investments, were adversely affected by market conditions or other factors, certain of our funds may perform poorly. Moreover, poor performance by our private equity and credit businesses could harm our reputation, which could make it difficult for us to raise capital for our other businesses. For a description of the consequences to us of poor fund performance, see “-Poor performance of our funds would cause a decline in our revenue and results of operations, could obligate us to repay incentive income previously paid to us, and could adversely affect our ability to raise capital for future funds.”

Certain of our permanent capital vehicles and funds could be adversely affected by a contraction of the structured finance and mortgage markets.

Certain of our permanent capital vehicles have historically relied on the structured finance and mortgage markets in order to obtain leverage and thereby increase the yield on substantially all of their investments. To the extent that volatility in those credit markets leads to a situation where financing of that type is unavailable or limited (as was the case during the 2008 financial crisis and currently continues to be limited for certain assets), Newcastle, New Residential or Eurocastle may be unable to make new investments on a basis that is as profitable as during periods when such financing was available. Furthermore, it could significantly reduce the yield available for reinvesting capital received from prior investments, thereby reducing profits. As a result of impairments recorded in connection with the 2008-2009 structured finance and mortgage market disruption, we do not expect to earn incentive income from Newcastle for an indeterminate period of time.

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

Our liquid hedge funds received redemption requests from fee-paying investors for a total of $1.2 billion and $0.6 billion during the six months ended June 30, 2014 and 2013, respectively. Investors in our credit hedge funds are permitted to request that their capital be returned generally on an annual basis, and such returns of capital may be paid over time as the underlying investments are liquidated, in accordance with the governing documents of the applicable funds. Our credit hedge funds received return of capital requests from fee-paying investors for a total of $0.8 million and $41.1 million during the periods ended June 30, 2014 and 2013, respectively. The annual return of capital request date for our flagship credit hedge fund occurs in October.

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

Investments by most of our investment funds will include debt instruments and equity securities of companies that we do not control. Such instruments and securities may be acquired by our investment funds through trading activities or through purchases of securities from the issuer. In addition, our private equity funds and credit funds may acquire debt investments or minority equity interests and may also dispose of a portion of their majority equity investments in portfolio companies over time in a manner that results in the investment funds retaining a minority investment. In addition, we launched a new affiliated manager platform that involves taking a non-control economic interest in autonomous fund management businesses under a fee-for-services model for infrastructure services. Over the course of 2014, the Fortress Asia Macro Funds is expected to transition into an autonomous business with Fortress as a non-control partner and provider of infrastructure services. Although this model will be flexible on structure, the typical platform participant will pay fees to Fortress for support services in addition to Fortress having a significant minority ownership stake in the general partner and/or manager. Those investments will be subject to increased risk that the company or fund in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company or fund may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by our investment funds and the fees we earn from the affiliated manager business could decrease, and our financial condition, results of operations and cash flow could suffer as a result.

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

The market price of our Class A shares could decline as a result of sales of a large number of our Class A shares or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of June 30, 2014, we had 455,298,568 outstanding Class A shares on a fully diluted basis, including 92,186,956 resulting from vested equity compensation granted pursuant to our equity incentive plan, 21,167,899 restricted Class A share units granted to employees and affiliates pursuant to our equity incentive plan (net of forfeitures), 1,045,134 restricted Class A shares granted to directors pursuant to our equity incentive plan, and 67,193,859 Class A shares that remain available for future grant under our equity incentive plan. The Class A shares reserved under our equity incentive plan is increased on the first day of each fiscal year during the plan's term by the lesser of (x) the excess of (i) 15% of the number of outstanding Class A and Class B shares of the company on the last day of the immediately preceding fiscal year over (ii) the number of shares reserved and available for issuance under our equity incentive plan as of such date or (y) 60,000,000 shares. In January 2014, 2013, 2012, 2011, 2010 and 2009, the number of shares reserved for issuance pursuant to this calculation increased by 8,174,614, zero, 9,389,280, 12,212,225, 10,262,121, and 26,555,608 shares, respectively. We may issue and sell in the future additional Class A shares or any securities issuable upon conversion of or exchange or exercise for, Class A shares (including Fortress Operating Group units) at any time.

As of June 30, 2014, our principals directly owned an aggregate of 226,024,370 Fortress Operating Group units and also owned an aggregate of six Class A shares. Each principal has the right to exchange each of his directly owned Fortress Operating Group units for one of our Class A shares at any time, subject to the exchange agreement. These Class A shares and Fortress Operating Group units are eligible for resale from time to time, subject to certain contractual restrictions and Securities Act limitations.

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

We have not made an election under Section 754 of the Internal Revenue Code to adjust our asset basis, so a holder of our Class A shares could be allocated more taxable income in respect of those shares prior to disposition than if such an election were made.

We have not made an election under Section 754 of the Internal Revenue Code to adjust our asset basis. Since no Section 754 election was made, there will generally be no adjustment to the basis of our assets in connection with our initial public offering, or upon a subsequent transferee's acquisition of Class A shares from a prior holder of such shares, even if the purchase price for those shares is greater than the portion of the aggregate tax basis of our assets attributable to those shares immediately prior to the acquisition. Consequently, upon our sale of an asset, gain allocable to a holder of Class A shares could include built-in gain in the asset existing at the time such holder acquired such shares, which built-in gain would otherwise generally be eliminated if a Section 754 election had been made.

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

4.3
Amendment No. 1 to Shareholders Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 1, 2014 (File No. 001-33294), Exhibit 4.3).

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

10.20
Joinder to Amended and Restated Exchange Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 1, 2014 (File No. 001-33294), Exhibit 10.20).

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

July 31, 2014

By:	/s/ Randal A. Nardone
Randal A. Nardone
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer

July 31, 2014

By:	/s/ John A. Konawalik
John A. Konawalik
Principal Accounting Officer

July 31, 2014